Form 10-Q
period 2008-07-31
Hotel Management Systems, Inc.
filed 2008-09-11
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-151252

Hotel Management Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)

8600 Starboard Dr., #1143, Las Vegas, Nevada 89117
(Address of principal executive offices)

(702) 335-4531
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                                                [ ] Accelerated filer
[ ] Non-accelerated filer                                                                [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of September 9, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of July 31, 2008 (unaudited);

F-2	Statements of Operations for the three months ended July 31, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on April 15, 2008 through July 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the three months ended July 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	July 31, 2008	April 30, 2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$19,991	$5,500
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	19,991	5,500

TOTAL ASSETS	$19,991	$5,500

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,250	$-

TOTAL CURRENT LIABILITIES	3,250	-

LONG-TERM DEBT
Note payable related party	-	-

TOTAL LIABILITIES	3,250	-

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 7,000,000 and 5,500,000 shares issued and outstanding	7,000	5,500
Additional paid in capital	13,500	-
Deficit accumulated during the development stage	(3,759)	-

TOTAL STOCKHOLDERS' EQUITY	16,741	5,500

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$19,991	$5,500

The accompanying notes are a integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended July 31, 2008	From Inception On April 15, 2008 through July 31, 2008

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	3,759	3,759

TOTAL OPERATING EXPENSES	3,759	3,759

NET LOSS	$(3,759)	$(3,759)

BASIC LOSS PER SHARE	$(0.00)

Weighted Average Shares Outstanding	6,103,261

The accompanying notes are a integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance April 15, 2008	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on April 24, 2008	5,500,000	5,500	-	-	5,500

Net loss for the period ended April 30, 2008	-	-	-	-	-

Balance April 30, 2008	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.001 per share on June 23, 2008 (unaudited)	1,500,000	1,500	13,500	-	15,000

Net loss for the three months ended July 31, 2008 (unaudited)	-	-	-	(3,759)	(3,759)

Balance July 31, 2008 (unaudited)	7,000,000	$7,000	$13,500	$(3,759)	$16,741

The accompanying notes are a integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended July 31, 2008	From Inception On April 15, 2008 through July 31, 2008

OPERATING ACTIVITIES

Net loss	$(3,759)	$(3,759)

Adjustments to reconcile net income to
net cash provided by operating activities:
Contributed expenses	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	3,250	3,250

NET CASH PROVIDED BY OPERATING ACTIVITES	(509)	(509)

INVESTING ACTIVITIES
Property and equipment purchased	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	15,000	20,500
Increase in notes payable-related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	20,500

NET INCREASE IN CASH	14,491	19,991

CASH - Beginning of period	5,500	-

CASH - End of period	$19,991	$19,991

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are a integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
Notes to Financial Statements
July 31, 2008 and April 30, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2008 audited financial statements.  The results of operations for the periods ended July 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization.  of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

On June 23, 2008, the Company issued 1,500,000 shares of its common stock for cash at $0.01 per share.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

We were incorporated as Hotel Management Systems, Inc. on April 15, 2008 in the State of Nevada for the purpose of developing, perfecting, and marketing a proprietary hotel management software known as “Hotel Management Tool.”

The “Hotel Management Tool” software offers hotel operators a single software platform which integrates all major aspects of the day-to-day management of their enterprise.  Although the HMT is fully customizable and able to incorporate additional modules, our standard version will feature three basic modules that deal with those hotel operating functions which can be most easily improved by the use of our software platform: Product and Supplies Management, Employee Data, and Employment Counseling and Reporting.

Product and Supplies Management

This module of the HMT software will allow hotel management to track and manage its inventory of supplies and in-room products like shampoo, soap, and similar items.  All of the supplies and in-room products commonly used by the hotel can be input into a database which will contain any necessary item or catalog numbers for each individual product.  The hotel’s management will also input unit cost and a desired minimum and maximum quantity of hand for each product.  On a daily or other periodic basis, the hotel’s employees will then record inventory through the use of a count worksheet.  The hotel’s quantity on hand is then updated in a separate screen.  As the minimum quantity on hand is approached, the HMT will know which products to re-order and in what quantity to order them and will produce the appropriate product order.

Employee Data Management

This module of the HMT software will allow for easy maintenance of a complete and user-friendly employee database.  Through a series of screens, the employee’s personal information, contact and emergency information, and work-related information can be easily input and maintained by management.

Employment Counseling and Reporting

The third standard module to be included in the HMT software will allow hotel management to accurately record and track employee disciplinary incidents and any related counseling sessions with employees through a user-friendly data screen. In the event that an employee must be terminated, a full record and evaluation of the employee’s attendance, cooperation, initiative, job knowledge, and over work quality can be easily input by management.  The HMT will then generate a written report that can be given to the employee.  The employee will sign a receipt of the report, which can be stored in the hotel’s permanent records.

Additional Standard Features

Together with the standard set of functions summarized above, the HMT offers some important standard features:

•
Self-updating:  The HMT automatically checks for newer versions of the software, available upgrades, and software updates.  The software is updated automatically on a continuous basis, ensuring maximum performance and user satisfaction.

•
Tiered Security:  The HMT features a tiered security system with a separate login and set of security credentials for each employee of the hotel who will be using the program.  Management can easily structure these security credentials to allow different levels and types of access to the HMT’s different functions depending upon the level of each employee’s security credentials.

•
Fully Scalable:  The HMT is fully scalable, which means that its capacity can grow and expand with the customer’s business.  The software can easily add additional capacity and new features and can accommodate more robust database systems as the customer’s business operations become larger and more complex.

Customization and Additional Modules Available

In addition to the 3 standard modules described above, the HMT can easily accommodate additional segments dealing with different aspects of the hotel and motel business.  The core of the program is designed to operate as hub, with different sets of functions that can be added or subtracted to the core system like spokes on a wheel.  Nearly every operating hotel already uses some type of reservation software and some type of employee timekeeping software.  Once they have begun using our standard product, however, many customers may desire a more total and cost-effective integration of their operations.  Additional modules that are ready to add-on to the HMT at the customer’s request include the following:

•	Room inventory and reservations system

•	Employee scheduling

•	Employee timekeeping and payroll

•	Online product ordering from key suppliers

Pricing and Revenue Model

Our intended pricing structure will feature a base purchase price for the standard version of the HMT software, with an extra charge for each additional module requested by the customer.  We will also charge a small monthly license fee for all maintenance and updates of the software and for storage of the customer’s data:

Standard version:	$1,500

Each additional module:	$500-$1,000 depending on specifications

Monthly fee
Including data storage:	$20 per month per site

Monthly fee if
Customer stores own data:	$8 per month per site

The customer’s ongoing contract for maintenance, updates, and data storage will be renewable annually at the option of the customer.  Larger customers will substantial data storage needs or complex customizations may be charged higher fees.  We believe this pricing model will position us well to compete for the business of smaller hotel and motel operators (i.e.: those with ten or fewer sites) who may be looking for a flexible and effective management software solution at lower price than that typically charged by larger competitors in the field.

Competition

The field of hotel management software is flooded with an array of options which focus primarily on room reservations and room inventory management.  We will face several larger and more established competitors.  In addition, many larger hotel and motel chains use proprietary systems built-for-hire to suit their particular operations.  We intend to focus our efforts on small independent hotels, motels, inns, and bed-and-breakfast properties.  We believe or HMT software will be well-positioned to compete for the business of these operators because of the following advantages:

•	Our software is fully scalable. A hotel or motel owner can purchase a basic product for relatively low cost that will be able to grow with the enterprise if and when it expands.

•
Our software is able to integrate all functions of the enterprise, not just reservations and room inventory management.  We believe this all-in-one capability will appeal to smaller customers with limited staff and resources for managing and integrating different functions of the enterprise by hand or through the use of multiple software products.

•	We are a small company that will be focused on responsive and timely customer service.

Plan of Operations

The HMT software has been in development for approximately one year.  During this time, the product has been used and tested at a medium-sized motel in Las Vegas, Nevada.  As the product continues to be exposed to the challenges of real-world use in an active environment, we are able to make changes and improvements and to discover and remedy any remaining problems.  Development of the product is nearly complete at this time.

Initial Marketing Campaign

Near the start of the third quarter of our current fiscal year, we plan to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We are currently conducting market research and building a database of properties to target with our mailer.

During the first year of operations, our sole officer and director, John Baumbauer, will provide his time to the business at no charge. Mr. Baumbauer will be responsible for all administrative duties as well as overseeing the final development and perfection of the HMT software, developing our sales and marketing information material, researching potential customers, and performing on-site product demonstrations and follow-up customer relations. As we have limited financial resources, Mr. Baumbauer has committed to dedicating approximately 15-20 hours a week in order to attend to needs of the business.

Operational Benchmarks For the Fiscal Year Beginning May 1, 2008

During our first full fiscal year, we plan to achieve the following operational goals:

Time	Objective

• By end of second quarter	Complete final development and perfection of HMT software; continue to build database of target customers and work on design of direct mail marketing materials
• By end of third quarter	Complete database of target customers and complete development of direct mail marketing materials; launch direct mail marketing campaign
• By end of fourth quarter	Begin generating revenues from product sales and ongoing licensing fees

Expense Budget For The Fiscal Year Beginning May 1, 2008

Expenses incidental to testing and perfection of software	$1,000

Cost of planned direct mail marketing campaign	$10,000

Travel and related for live customer demonstrations and other site visits	$5,000

Total	$16,000

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Baumbauer.

Results of Operations for the three months ended July 31, 2008

We did not earn any revenues from inception on April 15, 2008 through the period ending July 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $3,759 from our inception on April 15, 2008 through the period ending July 31, 2008.  We incurred operating expenses and net losses and in the amount of $3,759 during the three months ended July 31, 2008. Our operating expenses from inception through July 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of July 31, 2008, we had cash of $19,991 and working capital of $16,741. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning May 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning May 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $16,741 as of July 31, 2008 and have accumulated a deficit of $3,759 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 29, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hotel Management Systems, Inc.

Date:	September 10, 2008

By: /s/John Baumbauer John Baumbauer Title: Chief Executive Officer and Director