Form 10-Q
period 2008-10-31
Hotel Management Systems, Inc.
filed 2008-12-12
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-151252
Hotel Management Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8600 Starboard Dr., #1214, Las Vegas, Nevada 89117
(Address of principal executive offices)

(702) 335-4531
(Issuer’s telephone number)
8600 Starboard Dr., #1143, Las Vegas, Nevada 89117
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of December 11, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2008 (unaudited) and April 30, 2008;

F-2	Statements of Operations for the three and six months ended October 31, 2008 and from Inception on April 15, 2008 through October 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity from inception on April 15, 2008 through October 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the six months ended October 31, 2008 and from Inception on April 15, 2008 through October 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$19,311	$5,500
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	19,311	5,500

TOTAL ASSETS	$19,311	$5,500

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,500	$-

TOTAL CURRENT LIABILITIES	4,500	-

LONG-TERM DEBT
Note payable related party	-	-

TOTAL LIABILITIES	4,500	-

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 7,000,000 and 5,500,000 shares issued and outstanding	7,000	5,500
Additional paid in capital	13,500	-
Deficit accumulated during the development stage	(5,689)	-

TOTAL STOCKHOLDERS' EQUITY	14,811	5,500

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$19,311	$5,500

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended October 31, 2008	For the Six Months Ended October 31, 2008	From Inception On April 15, 2008 through October 31, 2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	1,930	5,689	5,689

TOTAL OPERATING EXPENSES	1,930	5,689	5,689

NET LOSS	$(1,930)	$(5,689)	$(5,689)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,000,000	6,551,630

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance April 15, 2008	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on April 24, 2008	5,500,000	5,500	-	-	5,500

Net loss for the period ended April 30, 2008	-	-	-	-	-

Balance April 30, 2008	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.001 per share on June 23, 2008 (unaudited)	1,500,000	1,500	13,500	-	15,000

Net loss for the six months ended October 31, 2008 (unaudited)	-	-	-	(5,689)	(5,689)

Balance October 31, 2008 (unaudited)	7,000,000	$7,000	$13,500	$(5,689)	$14,811

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended October 31, 2008	From Inception On April 15, 2008 through October 31, 2008

OPERATING ACTIVITIES

Net loss	$(5,689)	$(5,689)

Adjustments to reconcile net income to
net cash provided by operating activities:
Contributed expenses	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	4,500	4,500

NET CASH USED IN OPERATING ACTIVITES	(1,189)	(1,189)

INVESTING ACTIVITIES
Property and equipment purchased	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	15,000	20,500
Increase in notes payable-related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	20,500

NET INCREASE IN CASH	13,811	19,311

CASH - Beginning of period	5,500	-

CASH - End of period	$19,311	$19,311

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
Notes to Financial Statements
October 31, 2008 and April 30, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2008 audited financial statements.  The results of operations for the periods ended October 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

HOTEL MANAGEMENT SYSTEMS, INC.
Notes to Financial Statements
October 31, 2008 and April 30, 2008

 NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Product and Supplies Management

This module of the HMT software will allow hotel management to track and manage its inventory of supplies and in-room products like shampoo, soap, and similar items.  All of the supplies and in-room products commonly used by the hotel can be input into a database which will contain any necessary item or catalog numbers for each individual product.  The hotel’s management will also input unit cost and a desired minimum and maximum quantity of hand for each product.  On a daily or other periodic basis, the hotel’s employees will then record inventory through the use of a count worksheet.  The hotel’s quantity on hand is then updated in a separate screen.  As the minimum quantity on hand is approached, the HMT will know which products to re-order and in what quantity to order them and will produce the appropriate product order.\

Employee Data Management

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

Plan of Operations

The HMT software has been in development for approximately one year.  During this time, the product has been used and tested at a medium-sized motel in Las Vegas, Nevada.  As the product continues to be exposed to the challenges of real-world use in an active environment, we are able to make changes and improvements and to discover and remedy any remaining problems.  Development of the product is essentially complete at this time.

Initial Marketing Campaign

In the third quarter of our current fiscal year, we plan to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We are currently conducting market research and building a database of properties to target with our mailer.

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

Results of Operations for the three months ended July 31, 2008

We did not earn any revenues from inception on April 15, 2008 through the period ending October 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $1,930 during the three months ended October 31, 2008 and in the amount of $5,689 during the six months ended October 31, 2008.  We have incurred total operating expenses and net losses of $5,689 from our inception on April 15, 2008 through the period ending October 31, 2008.  Our operating expenses from inception through October 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of October 31, 2008, we had cash of $19,311 and working capital of $14,811. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning May 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning May 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $14,811 as of October 31, 2008 and have accumulated a deficit of $5,689 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2008.

Item 5.     Other Information

Effective December 11, 2008, our address has changed as a result of moving to a different suite within our building complex.  Our new address is 8600 Starboard Dr., #1214, Las Vegas, Nevada 89117.

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

Hotel Management Systems, Inc.

Date:	December 12, 2008

By: /s/John Baumbauer John Baumbauer Title: Chief Executive Officer and Director