Form 10-Q
period 2009-01-31
Hotel Management Systems, Inc.
filed 2009-03-05
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

(702) 335-4531
(Issuer’s telephone number)

_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of February 26, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2009 (unaudited) and April 30, 2008;

F-2	Statements of Operations for the three and nine months ended January 31, 2009 and from Inception on April 15, 2008 through January 31, 2009 (unaudited);

F-3	Statements of Stockholders’ Equity from inception on April 15, 2008 through January 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the nine months ended January 31, 2009 and from Inception on April 15, 2008 through January 31, 2009 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	January 31, 2009	April 30, 2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash in bank	$19,311	$5,500
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	19,311	5,500

TOTAL ASSETS	$19,311	$5,500

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,729	$-

TOTAL CURRENT LIABILITIES	4,729	-

LONG-TERM DEBT
Note payable related party	-	-

TOTAL LIABILITIES	4,729	-

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 7,000,000 and 5,500,000 shares issued and outstanding, respectively	7,000	5,500
Additional paid in capital	13,500	-
Deficit accumulated during the development stage	(5,918)	-

TOTAL STOCKHOLDERS' EQUITY	14,582	5,500

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$19,311	$5,500

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2009	For the Nine Months Ended January 31, 2009	From Inception on April 15, 2008 through January 31, 2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	229	5,918	5,918

TOTAL OPERATING EXPENSES	229	5,918	5,918

NET LOSS	$(229)	$(5,918)	$(5,918)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,000,000	6,701,087

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance April 15, 2008	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on April 24, 2008	5,500,000	5,500	-	-	5,500

Net loss for the period ended April 30, 2008	-	-	-	-	-

Balance April 30, 2008	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.001 per share on June 23, 2008 (unaudited)	1,500,000	1,500	13,500	-	15,000

Net loss for the nine months ended January 31, 2009 (unaudited)	-	-	-	(5,918)	(5,918)

Balance January 31, 2009 (unaudited)	7,000,000	$7,000	$13,500	$(5,918)	$14,582

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31, 2009	Since Inception on April 15, 2008 through January 31, 2009

OPERATING ACTIVITIES

Net loss	$(5,918)	$(5,918)

Adjustments to reconcile net income to
net cash provided by operating activities:
Contributed expenses	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	4,729	4,729

NET CASH USED IN OPERATING ACTIVITES	(1,189)	(1,189)

INVESTING ACTIVITIES
Property and equipment purchased	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	15,000	20,500
Increase in notes payable-related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	20,500

NET INCREASE IN CASH	13,811	19,311

CASH - Beginning of period	5,500	-

CASH - End of period	$19,311	$19,311

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
Notes to Financial Statements
January 31, 2009 and April 30, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January  31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2008 audited financial statements.  The results of operations for the period ended January 31, 2009 are not necessarily indicative of the operating results for a full year.

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
January 31, 2009 and April 30, 2008

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Plan of Operations

The HMT software has been in development for over a year and has been extensively used and tested at a medium-sized motel in Las Vegas, Nevada.  Following exposure of the product to the challenges of real-world use in an active environment, we made certain changes and improvements and development of the product is essentially complete at this time.

Our initial marketing plan is to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our planned mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The planned mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We have been conducting market research and building a database of properties to target with our mailer.  Although we had originally planned to launch our direct mail campaign in the third quarter of our current fiscal year, certain unexpected demands on the time of our sole officer and director, John Baumbauer, have cause us to delay our plans.  Our planned mailer remains under development and we currently expect to launch it within the next two to three months.  Our hope is that we may begin to experience revenues by the end of the first quarter of our second fiscal year.

As we pursue our planned operations, our sole officer and director, John Baumbauer, will provide his time to the business at no charge. Mr. Baumbauer will be responsible for all administrative duties as well as overseeing the final development and perfection of the HMT software, developing our sales and marketing information material, researching potential customers, and performing on-site product demonstrations and follow-up customer relations. As we have limited financial resources, Mr. Baumbauer can only dedicate a portion of his time to attending the needs of the business.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Baumbauer.

Results of Operations for the three months ended January 31, 2009

We did not earn any revenues from inception on April 15, 2008 through the period ending January 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $229 during the three months ended January 31, 2009 and in the amount of $5,918 during the nine months ended January 31, 2009.  We have incurred total operating expenses and net losses of $5,918 from our inception on April 15, 2008 through the period ending January 31, 2009.  Our operating expenses from inception through January 31, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of January 31, 2009, we had cash of $19,311 and working capital of $14,582. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning May 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning May 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $14,582 as of January 31, 2009 and have accumulated a deficit of $5,918 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

Item 5.     Other Information

None.

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

Hotel Management Systems, Inc.

Date:	March 5, 2009

By: /s/John Baumbauer John Baumbauer Title: Chief Executive Officer and Director