Form 10-K
period 2009-04-30
Hotel Management Systems, Inc.
filed 2009-07-29
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-151252

Hotel Management Systems, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Waterwheel Falls Dr., Henderson, NV	89015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 335-4531

Securities registered under Section 12(b) of the Exchange Act:
Title of each class Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $15,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  7,000,000 as of July 20, 2009.

 PART I

Item 1.   Business

We were incorporated as “Hotel Management Systems” on April 15, 2008, in the State of Nevada for the purpose of developing, perfecting and marketing our proprietary software program, the “Hotel Management Tool” or “HMT.”  Our HMT software is designed to allow hotel or motel operators and their employees to manage the day-to-day operations of their business through a single system which coordinates the various operational functions of the enterprise.  Ours is a scalable application that can grow with the customer’s business by adding additional capacity and accommodating more robust data base systems as the user’s operations expand. The product offers a tiered security system, is self-updating, and is fully customizable to the specific needs of the customer.

The “Hotel Management Tool” Software

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

Product and Supplies Management

This module of the HMT software will allow hotel management to track and manage its inventory of supplies and in-room products like shampoo, soap, and similar items.  All of the supplies and in-room products commonly used by the hotel can be input into a database which will contain any necessary item or catalog numbers for each individual product.  The hotel’s management will also input unit cost and a desired minimum and maximum quantity of hand for each product:

On a daily or other periodic basis, the hotel’s employees will then record inventory through the use of a count worksheet:

Hotel Management Tool - [Inventory Worksheet]

File Inventory Utility Reports Windows Help

Main Report

Inventory Count Worksheet

Item Number	Catalog Number	Description	Storage Count
16385	10883	Super 8 Shampoo .75 oz 144/CS	
15633	16525	Super 8 .75 sz. Face Soap 1000/CS	
15634	16526	Super 8 1.5 sz. Bath Soap 500/CS	
009636B	30929	Super 8 Plastic Cup 9 oz. Wrapped 1000/CS	
19259	30926	Super 8 Note Pad 1000/CS	
BIC112	47288	Super 8 Pen BIC Pen 500/CS	
PM200	30930	Super 8 Do Not Disturb Sign 100/PKG	

Current Page No.: 1 | Total Page No.: 2 | Zoom Factor: 100%

Super8: HMT Inventory Count Worksheet Report | Dale Baumbauer | 4/15/2008 | 2:55 PM | 8.0.3027.24626

The hotel’s quantity on hand is then updated in a separate screen.  As the minimum quantity on hand is approached, the HMT will know which products to re-order and in what quantity to order them and will produce the appropriate product order:

Hotel Management Tool

File Inventory Utility Reports Windows Help

Update Invetory

Item Number	Catalog Number	Description	Qty On Hand
16385	10883	Super 8 Shampoo .75 oz. 144/CS	7
15633	16525	Super 8 .75 sz. Face Soap 1000/CS	2
15634	16526	Super 8 1.5 sz. Bath Soap 500/CS	3
009636B	30929	Super 8 Plastic Cup 9 oz. Wrapped 1000/CS	0
19259	30926	Super 8 Note Pad 1000/CS	10
BIC112	47288	Super 8 Pen BIC Pen 500/CS	0
PM200	30930	Super 8 Do Not Disturb Sign 100/PKG	0
15634	31326	Arc Curved 5ft Stainless Steel Shower Bar 6/CS	0
14341	15322	Evolon Nylon Shower Curtain Biege 12/cs 12/CS	0
14340	15321	Evolon Nylon Shower Curtain White 12/cs 12/CS	0
19172	30581	Omega Shower Curtain 8 Gauge 72" x 72" Vinyl Champagne 12...	0
50595	37065	Can Liner 40" x 48" High Density Black 18 Micron 250/CS	0
14184	15167	Shower Head 8 Spray	0

Super8: HMT Update Inventory | Dale Baumbauer | 4/15/2008 | 3:01 PM | 8.0.3027.24626

Employee Data Management

This module of the HMT software will allow for easy maintenance of a complete and user-friendly employee database.  Through a series of screens, the employee’s personal information, contact and emergency information, and work-related information can be easily input and maintained by management:

Employment Counseling and Reporting

The third standard module to be included in the HMT software will allow hotel management to accurately record and track employee disciplinary incidents and any related counseling sessions with employees through a user-friendly data screen:

Hotel Management Tool
File Inventory Utility Reports Windows Help
Couseling Notice
Employee Name:
Employee Number:
Department Name:
Job Title:
Department Head:
Issue By:
Date Issued: 9/29/2007
Date of Incident: 9/29/2007
Date Prepared: 9/29/2007
Disciplinary Action Taken:
Verbale:
Written:
Suspension:
Witnesses Involved? Yes No N/A
Witness Statement Attached? Yes No N/A
Has Employee Received Prior Discipline? Yes No
Normal Shift Hours Worked: Yes No
Name of Witnesse(s):
Specific Details of Incident:
Corrective Action to be Taken:
Super8: HMT
Dale Baumbauer
4/15/2008
3:16 PM
8.0.3027.24626

In the event that an employee must be terminated, a full record and evaluation of the employee’s attendance, cooperation, initiative, job knowledge, and over work quality can be easily input by management.  The HMT will then generate a written report that can be given to the employee.  The employee will sign a receipt of the report, which can be stored in the hotel’s permanent records:

Hotel Management Tool - [Termination Report]

File | Inventory | Products | Utility | Reports | Windows | Help

Main Report

TERMINATION REPORT

LastName: Test   FirstName: Bob   Middle Initial: f

Department: Front Desk   Department #: 200   Termination effective Date: September 22, 2007

Social Security number: 235-55-6666   ClockNumber: 43432443

Type Of Separation: Mutual Agreement

Reason for Sepration: Changing Jobs

	Unsatisfactory	Fair	Good	Satisfactory	Excellent
Attendance	X				
Cooperation		X			
Initiative			X		
Job Knowledg		X			
Quality of Work					X

Recommendation: With Some Reservations

Rehire: Yes

Additional Comments:

This is a test to see how this truns out
Hope it works

Signed: ______________________ Date: __________

For Office use Only

Benefits Cancelled:

Life: ______ Hospital: ______ Other: ______ Personnel Approval: ______________

Confidential   Super 8   [illegible]   [illegible]

Current Page No.: 1 | Total Page No.: 1 | Zoom Factor: 50%

Super8: HMT Terminated Report Report | Dale Baumbauer | 4/23/2008 | 1:14 PM | 8.0.3035.19628

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

Intellectual Property

We have applied for copyright registration of the HMT software and we intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including software design, proprietary software code and related technologies, product research and concepts and recognized trademarks. These rights will be protected through the acquisition of  copyright and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our planned operations. We are subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Employees

We have no other employees other than our sole officer and director, John Baumbauer. Mr. Baumbauer is our President, CEO, CFO, and sole member of the Board of Directors.   Mr. Baumbauer oversees all responsibilities in the areas of corporate administration, product development, and marketing.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Property

We do not own any real property.  We maintain our corporate office at 440 Waterwheel Falls Dr., Henderson, NV 89015.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended April 30, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “HMSM.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending April 30, 2009
Quarter Ended	High $	Low $
April 30, 2009	$0.01	$0.01
January 31, 2009	n/a	n/a
October 31, 2008	n/a	n/a
July 31, 2008	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of July 20, 2009, we had 7,000,000 shares of our common stock issued and outstanding, held by 32 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation or incentive plans at this time.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

The HMT software has been in development for over a year and has been extensively used and tested at a medium-sized motel in Las Vegas, Nevada.  Following exposure of the product to the challenges of real-world use in an active environment, we made certain changes and improvements and development of the product is essentially complete at this time.

Our initial marketing plan is to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our planned mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The planned mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We have been conducting market research and building a database of properties to target with our mailer.  Although we had originally planned to launch our direct mail campaign in the third quarter of our current fiscal year, certain unexpected demands on the time of our sole officer and director, John Baumbauer, have cause us to delay our plans.  Our planned mailer remains under development.  Our current hope is that we may begin our marketing campaign by the end of the first quarter of our second fiscal year and that we may begin experience revenues by the late Fall of 2009.

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

To the extent that Mr. Baumbauer’s outside professional duties not related to the company continue to make extraordinary demands on his time, our pace of operational development may continue to be adversely affected.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Baumbauer.

Results of Operations for the years ended April 30, 2009 and 2008

We have not earned any revenues since the inception of our current business operations.  We are presently in the development stage of our business.

We incurred operating expenses and net losses in the amount of $42,774 for the year ended April 30, 2009 (our first full fiscal year).   We have incurred total operating expenses and net losses in the amount of $42,774 from inception on April 15, 2008 through April 30, 2009.  Our losses are attributable to operating expenses together with a lack of any revenues at our current stage of development.  We anticipate our operating expenses will continue increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of April 30, 2009, we had current assets in the amount of $19,281, consisting entirely of cash. We had current liabilities of $35,826 as of April 30, 2009. Thus, we had a working capital deficit of $16,545 as of April 30, 2009.

Our ability to operate through the duration of our second fiscal year is contingent upon us obtaining additional financing and/or upon realizing significant revenues during the fiscal year. We intend to fund continuing operations through debt and/or equity financing arrangements as necessary and available.  Any funds realized by us from such efforts may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have not yet generated any revenues, have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  We anticipate that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. There are no assurances that we be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending April 30, 2009.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 20, 2009 and their present positions.

Name	Age	Position(s) and Office(s) Held
John Baumbauer	44	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

John Baumbauer.  Mr. Baumbauer is the creator of the HMT software and is our President, CEO, and sole director.  Mr. Baumbauer has worked in the computer programming field for over 14 years and is proficient in the Visual Basic, Visual Basic .NET, C, C++, PASCAL, and COBOL programming languages.  He has several years of experience using Visual Studio and Microsoft Visual Basic 6, developing SQL Procedures and DTS packages, and building custom/to-order computer systems.  Mr. Baumbauer is also skilled with regard to networking, software and hardware installation and troubleshooting, and installation, troubleshooting, and usage of Windows 3.1/95/98/NT4/2000/XP/Vista.  He is also experienced with Microsoft Word 97/2000/2003/2007, Microsoft Access 97/2000/2003/2007, Microsoft Excel 97/2000/2003/2007, SQL 6.5, 7.0, 2000 and 2005, and MySQL.  In addition to the HMT software, Mr. Baumbauer has also designed a finance program, a rental program, a contract program, a mailing list program, inventory systems, and a customer service program.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of June 20, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officers

Our sole executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Baumbauer, President, CEO, CFO, and director	2008 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officers do not currently receive any compensation from the Company for their service as officers of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
John Baumbauer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Baumbauer	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 20, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 7,000,000 shares of common stock issued and outstanding on July 20, 2009.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	John Baumbauer 440 Waterwheel Falls Dr., Henderson, NV 89015	5,500,000	78.57%
Common	Total all executive officers and directors	5,500,000	78.57%

Common	5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$7,625		$$0	$0
2008	$6,000		$$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of April 30, 2009 and 2008
F-3	Statements of Operations for the year ended April 30, 2009, the period from inception to April 30, 2008, and the period from inception to April 30, 2009
F-4	Statement of Stockholders’ Equity for period from inception to April 30, 2009
F-5	Statements of Cash Flows for the year ended April 30, 2009, the period from inception to April 30, 2008, and the period from inception to April 30, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended(1)
23.1	Consent of Moore & Associates, Chtd., Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1 filed May 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Hotel Management Systems, Inc.

By:	/s/ John Baumbauer
John Baumbauer President, Chief Executive Officer, and sole Director
July 22, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ John Baumbauer
John Baumbauer President, Chief Executive Officer, and sole Director
July 22, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hotel Management Systems, Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Hotel Management Systems, Inc (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended April 30, 2009 and the period from inception April 15, 2008 through April 30, 2008 and since inception on April 15, 2008 through April 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Management Systems, Inc (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended April 30, 2009 and the period from inception April 15, 2008 through April 30, 2008 and since inception on April 15, 2008 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no operations and no establish source of revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 22, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	April 30, 2009	April 30, 2008

ASSETS

CURRENT ASSETS
Cash in bank	$19,281	$5,500

TOTAL CURRENT ASSETS	19,281	5,500

TOTAL ASSETS	$19,281	$5,500

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$35,826	$-

TOTAL CURRENT LIABILITIES	35,826	-

LONG-TERM DEBT
Note payable related party	-	-

TOTAL LIABILITIES	35,826	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 7,000,000 and 5,500,000 shares issued and outstanding, respectively	7,000	5,500
Additional paid in capital	19,229	-
Deficit accumulated during the development stage	(42,774)	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,545)	5,500

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$19,281	$5,500

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended April 30, 2009	From Inception on April 15, 2008 through April 30, 2008	From Inception on April 15, 2008 through April 30, 2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	42,774	-	42,774

TOTAL OPERATING EXPENSES	42,774	-	42,774

LOSS BEFORE INCOME TAXES	(42,774)	-	(42,774)
INCOME TAXES	-	-	-

NET LOSS	$(42,774)	$-	$(42,774)

BASIC LOSS PER SHARE	$(0.01)	$0.00

Weighted Average Shares Outstanding	6,741,096	5,500,000

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	in Capital	Stage	Equity
Balance April 15, 2008	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on April 24, 2008	5,500,000	5,500	-	-	5,500

Net loss for the period ended April 30, 2008	-	-	-	-	-

Balance April 30, 2008	5,500,000	5,500	-	-	5,500

Shares issued for cash at $0.01 per share on June 23, 2008	1,500,000	1,500	13,500	-	15,000

Contributed capital	-	-	5,729	-	5,729

Net loss for the year ended April 30, 2009	-	-	-	(42,774)	(42,774)

Balance April 30, 2009	7,000,000	$7,000	$19,229	$(42,774)	$(16,545)

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended April 30, 2009	Since Inception on April 15, 2008 through April 30, 2008	Since Inception on April 15, 2008 through April 30, 2009

OPERATING ACTIVITIES

Net loss	$(42,774)	$-	$(42,774)

Adjustments to reconcile net income to net cash provided by operating activities:
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	35,826	-	35,826

NET CASH USED IN OPERATING ACTIVITES	(6,948)	-	(6,948)

INVESTING ACTIVITIES
Property and equipment purchased	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	20,500	5,500	20,500
Contributed capital	5,729	-	5,729

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,229	5,500	26,229

NET INCREASE IN CASH	19,281	5,500	19,281

CASH - Beginning of period	-	-	-

CASH - End of period	$19,281	$5,500	$19,281

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Hotel Management Systems, Inc. (the Company) was incorporated in the State of Nevada on April 15, 2008. The Company is engaged in the principal business activity of providing hotel management. The Company has not realized significant revenues to date and therefore is classified as a development stage company in accordance with SFAS No. 7.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of the years ended April 30, 2009 and 2008.

	(Loss) (Numerator)	Shares (Denominator)	Basic (Loss) Per Share Amount
For the Year Ended April 30, 2008	$-	5,500,000	$0.00
For the Year Ended April 30, 2009	$(42,774)	6,741,096	$(0.01)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the years ended April 30, 2009 and 2008.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense during the years ended April 30, 2009 and 2008.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	April 30, 2009	April 30, 2008
Income tax expense at statutory rate	$(16,682)	$-
Common stock issued for services	-	-
Valuation allowance	16,682	-
Income tax expense per books	$-	$-

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)
Net deferred tax assets consist of the following components as of:

	April 30, 2009	April 30, 2008
NOL carryforward	$16,682	$-
Valuation allowance	(16,682)	-
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $42,774 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to its use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has no long-lived assets as of April 30, 2009 and 2008.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an April 30 fiscal year end.

Inventory
The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis. The Company has no inventory as of April 30, 2009 and 2008.

Stock-based compensation.
For the years ended April 30, 2009 and 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and 2008

2.           COMMON STOCK
On April 24, 2008, the Company received $5,500 from its founders for 5,500,000 shares of its common stock.  On June 23, 2008, the Company sold 1,500,000 shares of common stock for $0.01 per share. During the year ended April 30, 2009, $5,729 of the Company’s accounts payable were paid by a related party and the payment was recorded as contributed capital.

3.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of April 30, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.           SOFTWARE LICENSE AGREEMENT
On April 24, 2008, the Company entered into a software license for hotel management software known as “Hotel Management Tool.” The software is non royalty paying and can be cancelled by either party at any time.