Form 10-Q
period 2009-07-31
Hotel Management Systems, Inc.
filed 2009-09-14
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of September 11, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2009 (unaudited) and April 30, 2009 (audited);
F-2	Statements of Operations for the three months ended July 31, 2009 and July 31, 2008 and from Inception on April 15, 2008 through July 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit from inception on April 15, 2008 through July 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended July 31, 2009 and July 31, 2008 and from Inception on April 15, 2008 through July 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at July 31, 2009 and April 30, 2009

ASSETS	July 31, 2009	April 30, 2009
	(unaudited)	(audited)
Current assets
Cash	$13,696	$19,281
Total current assets	13,696	19,281

TOTAL ASSETS	$13,696	$19,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$32,576	$35,826
TOTAL CURRENT LIABILITIES	32,576	35,826

TOTAL LIABILITIES	32,576	35,826

STOCKHOLDERS’ DEFICIT
Preferred stock: $ .001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 90,000,000 shares authorized, 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	19,229	19,229
Deficit accumulated during the development stage	(45,109)	(42,774)
Total stockholders’ deficit	(18,880)	(16,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,696	$19,281

See accompanying notes to financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended July 31, 2009 and July 31, 2008
Period from April 15, 2008 (Inception) to July 31, 2009

	Three months ended July 31, 2009	Three months ended July 31, 2008	Period from April 15, 2008 (Inception) to July 31, 2009

Revenue	$-0-	$-0-	$-0-

Operating expenses
General and administrative expenses	2,335	3,759	45,109
Total operating expenses	2,335	3,759	45,109

Net loss	$(2,335)	$(3,759)	$(45,109)

Net loss per share:
Basic and diluted	$(0 .00)	$(0 .00)

Weighted average shares outstanding:
Basic and diluted	7,000,000	6,103,261

See accompanying notes to financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from April 15, 2008 (Inception) to July 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders at $.001 per share	5,500,000	$5,500	$-0-	$-0-	$5,500
Net loss for the period	-	-	-	-	-
Balance, April 30, 2008	5,500,000	5,500	-0-	-0-	5,500
Issuance of common stock for cash at $.01 per share	1,500,000	1,500	13,500	-	-
Contributed capital	-	-	5,729	-	-
Net loss for the period	-	-	-	(42,774)	(42,774)
Balance, April 30, 2009	7,000,000	7,000	19,229	(42,774)	(16,545)
Net loss for the period	-	-	-	(2,335	(2,335)
Balance, July 31, 2009	7,000,000	$7,000	$19,229	$(45,109)	$(18,880)

See accompanying notes to financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2009 and July 31, 2008
Period from April 15, 2008 (Inception) to July 31, 2009

	Three months ended July 31, 2009	Three months ended July 31, 2008	Period from April 15, 2008 (Inception) to July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,335)	$(3,759)	$(45,109)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(3,250)	3,250	32,576
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,585)	(509)	(12,533)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	15,000	20,500
Contributed capital	-0-	-0-	5,729

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	15,000	26,229

NET INCREASE (DECREASE) IN CASH	(5,585)	14,491	13,696
Cash, beginning of period	19,281	5,500	-0-
Cash, end of period	$13,696	$19,991	$13,696

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hotel Management Systems, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Hotel Management Systems, Inc. (“Hotel Management” and the “Company”) was incorporated in Nevada on April 15, 2008.  The Company is engaged in the principal business activity of providing hotel management. Hotel Management is a development stage company and has not yet realized any revenues from its planned operations.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Hotel Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and advances from a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Tax

Hotel Management follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent accounting pronouncements

Hotel Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

The Compay has recurring losses and has a deficit accumulated during the Development stage of $45,109 as of July 31, 2009.  Hotel Management's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Hotel Management has no current source of revenue. Without realization of additional capital, it would be unlikely for Hotel Management to continue as a going concern.  Hotel Management's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the opearations of its hotel management business.  Hotel Management's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

HOTEL MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009
NOTE 4 – INCOME TAXES

For the periods ended July 31, 2009, Hotel Management has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at July 31, 2009, and will begin to expire in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$15,300
Valuation allowance	(15,300)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Hotel Management issued 5,500,000 shares of stock for $5,500 cash.

On June 23, 2008, Hotel Management issued 1,500,000 shares of stock for $15,000 cash. During the year ended April 30, 2009, $5,729 of the Company’s accounts payable were paid by a related part and the payment was recorded as contributed capital.

NOTE 6 – COMMITMENTS

Hotel Management neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

On April 24, 2008, the Company entered into a software license for hotel management software known as “Hotel Management Tool”.  The software is non royalty paying and can be cancelled by either party at any time.

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

Our initial marketing plan is to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our planned mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The planned mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We have been conducting market research and building a database of properties to target with our mailer.  Although we had originally planned to launch our direct mail campaign in the third quarter of our current fiscal year, certain unexpected demands on the time of our sole officer and director, John Baumbauer, have cause us to delay our plans.  Our planned mailer remains under development.  Our current hope is that we may begin our marketing campaign by the end of 2009 and that we may begin experience revenues by early 2010.

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

Results of Operations for the three months ended July 31, 2009

We did not earn any revenues from inception on April 15, 2008 through the period ending July 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $2,335 during the three months ended July 31, 2009, compared to operating expenses and net losses in the amount of $3,759 during the three months ended July 31, 2008.  We have incurred total operating expenses and net losses of $45,109 from our inception on April 15, 2008 through the period ending July 31, 2009.  Our operating expenses from inception through July 31, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of July 31, 2009, we had cash of $13,696 and a working capital deficit of $18,880. Our cash on hand wshould allow us to cover our anticipated expenses for the fiscal year beginning May 1, 2009, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning May 1, 2009. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $18,880 as of July 31, 2009 and have accumulated a deficit of $45,109 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2009.

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

Hotel Management Systems, Inc.

Date:	September 14, 2009

By: /s/ John Baumbauer John Baumbauer Title: Chief Executive Officer and Director