Form 10-Q
period 2009-10-31
Hotel Management Systems, Inc.
filed 2009-12-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of December 14, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2009 (unaudited) and April 30, 2009 (audited)
F-2 F-3

Statements of Operations for the three and six months ended October 31, 2009 and October 31, 2008 and from Inception on April 15, 2008 through October 31, 2009 (unaudited);

Statement of Stockholders’ Deficit from inception on April 15, 2008 through October 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the six months ended October 31, 2009 and October 31, 2008 and from Inception on April 15, 2008 through October 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	October 31,	April 30,
	2009	2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash in bank	$11,678	$19,281

TOTAL CURRENT ASSETS	11,678	19,281

TOTAL ASSETS	$11,678	$19,281

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,265	$35,826

TOTAL CURRENT LIABILITIES	51,265	35,826

TOTAL LIABILITIES	51,265	35,826

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value;
90,000,000 shares authorized, 7,000,000
shares issued and outstanding	7,000	7,000
Additional paid in capital	19,229	19,229
Deficit accumulated during the development stage	(65,816)	(42,774)

TOTAL STOCKHOLDERS' DEFICIT	(39,587)	(16,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,678	$19,281

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on April 15,
	For the Three Months Ended		For the Six Months Ended		2008 through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	20,707	1,930	23,042	5,689	65,816

TOTAL OPERATING EXPENSES	20,707	1,930	23,042	5,689	65,816

NET LOSS	$(20,707)	$(1,930)	$(23,042)	$(5,689)	$(65,816)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)
				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Deficit
Balance April 15, 2008	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share
on April 24, 2008	5,500,000	5,500	-	-	5,500

Net loss for the period
ended April 30, 2008	-	-	-	-	-

Balance April 30, 2008	5,500,000	5,500	-	-	5,500

Shares issued for cash
at $0.01 per share
on June 23, 2008	1,500,000	1,500	13,500	-	15,000

Contributed capital	-	-	5,729	-	5,729

Net loss for the year ended
April 30, 2009	-	-	-	(42,774)	(42,774)

Balance, April 30, 2009	7,000,000	7,000	19,229	(42,774)	(16,545)

Net loss for the six months
ended October 31, 2009	-	-	-	(23,042)	(23,042)

Balance, October 31, 2009	7,000,000	$7,000	$19,229	$(65,816)	$(39,587)

The accompanying notes are an integral part of these financial statements

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Since Inception
			on April 15,
	For the Six Months Ended		2008 through
	October 31,		October 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(23,042)	$(5,689)	$(65,816)
Adjustments to reconcile net income to
net cash provided by operating activities:
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	15,439	4,500	51,265

NET CASH USED IN OPERATING ACTIVITES	(7,603)	(1,189)	(14,551)

INVESTING ACTIVITIES
Property and equipment purchased	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	15,000	20,500
Contributed capital	-	-	5,729

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	15,000	26,229

NET (DECREASE) INCREASE IN CASH	(7,603)	13,811	11,678

CASH - Beginning of period	19,281	5,500	-

CASH - End of period	$11,678	$19,311	$11,678

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading and to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements.  The results of operations for the periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet
Established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended October 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of October 31, 2009 and for the quarter and six month period ended October 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) The Company’s management reviewed all material events through December 14, 2009 and there are no material subsequent events to report.

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

Our initial marketing plan is to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our planned mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The planned mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We have been conducting market research and building a database of properties to target with our mailer.  Although we had originally planned to launch our direct mail campaign in the third quarter of our current fiscal year, certain unexpected demands on the time of our sole officer and director, John Baumbauer, have cause us to delay our plans.  Our current hope is that we may begin our marketing campaign by early 2010.

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

Results of Operations for the three and six months ended October 31, 2009

We did not earn any revenues from inception on April 15, 2008 through the period ending October 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $20,707 during the three months ended October 31, 2009, compared to operating expenses and net losses in the amount of $1,930 during the three months ended October 31, 2008.  We incurred operating expenses and net losses in the amount of $23,042 during the six months ended October 31, 2009, compared to operating expenses and net losses in the amount of $5,689 during the six months ended October 31, 2008. We have incurred total operating expenses and net losses of $65,816 from our inception on April 15, 2008 through the period ending October 31, 2009.  Our operating expenses from inception through October 31, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of October 31, 2009, we had cash of $11,678 and a working capital deficit of $39,587. Our cash on hand is unlikely to cover our anticipated expenses for the entire fiscal year beginning May 1, 2009 and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning May 1, 2009. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $39,587 as of October 31, 2009 and have accumulated a deficit of $65,816 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended October 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of October 31, 2009 and for the quarter and six month period ended October 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2009.

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

Hotel Management Systems, Inc.

Date:	December 14, 2009

By: /s/John Baumbauer John Baumbauer Title: Chief Executive Officer and Director