Form 10-Q
period 2010-01-31
Hotel Management Systems, Inc.
filed 2010-03-11
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of March 8, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2010 (unaudited) and April 30, 2009 (audited);
F-2	Statements of Operations for the three and nine months ended January 31, 2010 and January 31, 2009 and from Inception on April 15, 2008 through January 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit from inception on April 15, 2008 through January 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended January 31, 2010 and January 31, 2009 and from Inception on April 15, 2008 through January 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	January 31, 2010	April 30, 2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash in bank	$10,567	$19,281

TOTAL CURRENT ASSETS	10,567	19,281

TOTAL ASSETS	$10,567	$19,281

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$79,275	$35,826

TOTAL CURRENT LIABILITIES	79,275	35,826

TOTAL LIABILITIES	79,275	35,826

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid in capital	19,229	19,229
Deficit accumulated during the development stage	(94,937)	(42,774)

TOTAL STOCKHOLDERS' DEFICIT	(68,708)	(16,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,567	$19,281

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		From Inception on April 15 2008 through January 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	29,121	229	52,163	5,918	94,937

TOTAL OPERATING EXPENSES	29,121	229	52,163	5,918	94,937

LOSS FROM OPERATIONS	(29,121)	(229)	(52,163)	(5,918)	(94,937)
PROVIISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(29,121)	$(229)	$(52,163)	$(5,918)	$(94,937)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	7,000,000	7,000,000	7,000,000	6,701,087

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit

	Common Stock		Additional Paid	Deficit Accumulated During the Development	Stockholders'
	Shares	Amount	in Capital	Stage	Deficit
Balance April 15, 2008	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share
on April 24, 2008	5,500,000	5,500	-	-	5,500

Net loss for the period
ended April 30, 2008	-	-	-	-	-

Balance April 30, 2008	5,500,000	5,500	-	-	5,500

Shares issued for cash
at $0.01 per share
on June 23, 2008	1,500,000	1,500	13,500	-	15,000

Contributed capital	-	-	5,729	-	5,729

Net loss for the year ended
April 30, 2009	-	-	-	(42,774)	(42,774)

Balance April 30, 2009	7,000,000	7,000	19,229	(42,774)	(16,545)

Net loss for the nine months
ended January 31, 2010 (unaudited)	-	-	-	(52,163)	(52,163)

Balance January 31, 2010 (unaudited)	7,000,000	$7,000	$19,229	$(94,937)	$(68,708)

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,		Since Inception on April 15 2008 through January 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(52,163)	$(5,918)	$(94,937)

Adjustments to reconcile net income to net cash provided by operating activities:
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	43,449	4,729	79,275

NET CASH USED IN OPERATING ACTIVITES	(8,714)	(1,189)	(15,662)

INVESTING ACTIVITIES
Property and equipment purchased	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	15,000	20,500
Contributed capital	-	-	5,729

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	15,000	26,229

NET INCREASE IN CASH	(8,714)	13,811	10,567

CASH - Beginning of period	19,281	5,500	-

CASH - End of period	$10,567	$19,311	$10,567

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and April 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements.  The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and April 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and April 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

HOTEL MANAGEMENT SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and April 30, 2009

NOTE 5 – SEBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date these financial statements were submitted to the Securities and Exchange Commission and determined that there are no material subsequent events to report.                                                                 .

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

Our initial marketing plan is to launch a direct mail-based marketing campaign focused on independent hotel and motel operators with small to medium-sized properties and fewer than 10 locations, as well as bed-and-breakfast inns and similar small independent operations. Our planned mailer will feature a complete graphical description of the HMT software as well as a demonstration CD that will show the potential customer how the software will function.  The planned mailer will be followed-up with a phone call and on-site demonstrations for those customers who are interested.  We have been conducting market research and building a database of properties to target with our mailer.  Although we had originally planned to launch our direct mail campaign in the third quarter of our current fiscal year, continued outside demands on the time of our sole officer and director, John Baumbauer, have cause us to delay our plans.  Our current hope is that we may begin our marketing campaign sometime in the first half of 2010.

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

Results of Operations for the three and nine months ended January 31, 2010 and from April 15, 2008 (inception) to January 31, 2010

We did not earn any revenues from inception on April 15, 2008 through the period ending January 31, 2010. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $29,121 during the three months ended January 31, 2010, compared to operating expenses and net losses in the amount of $229 during the three months ended January 31, 2009.  We incurred operating expenses and net losses in the amount of $52,163 during the nine months ended January 31, 2010, compared to operating expenses and net losses in the amount of $5,918 during the nine months ended January 31, 2009. We have incurred total operating expenses and net losses of $94,937 from our inception on April 15, 2008 through the period ending January 31, 2010.  Our operating expenses from inception through January 31, 2010 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $10,567 and a working capital deficit of $68,708. Our cash on hand should allow us to cover our anticipated expenses for the remainder of the current fiscal year, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the end of the current fiscal year. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $68,708 as of January 31, 2010 and have accumulated a deficit of $94,937 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

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

Hotel Management Systems, Inc.

Date:	March 9, 2010

By: /s/ John Baumbauer John Baumbauer Title: Chief Executive Officer and Director