Form 10-Q
period 2010-03-31
TouchIT Technologies, Inc.
filed 2010-05-24
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 333-151252

TouchIT Technologies Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Istanbul Trakya Serbest Bölgesi Atatürk Bulvari Ali Riza Efendicd., A4 Blok Çatalca, Istanbul Turkey
 (Address of Principal Executive Offices) (Zip Code)

011-44-207 858 1045
(Registrant’s Telephone Number, Including Area Code)

Hotel Management Systems, Inc.
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,230,001 shares of common stock outstanding as of May 18, 2010.

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) was incorporated in the State of Nevada as “Hotel Management Systems, Inc.”.  On May 7, 2010, the Company entered into a share exchange agreement, with TouchIT Technologies Koll Sti (“TouchIT Tech KS”), TouchIT Education Koll Sti (“TouchIT Ed”)(“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of TouchIT Tech KS and Touch Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”), all as disclosed in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 24, 2010.  See “Recent Developments”.  Subsequently, the Registrant amended its Articles of Incorporation to change its name to TouchIT Technologies, Inc., as disclosed in a Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2010.

Unless otherwise specified or required by context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) TouchIT Technologies, Inc., a Nevada corporation (“TouchIT”), (ii) TouchIT Tech KS and TouchIT Ed, both being wholly-owned subsidiaries of TouchIT.  In this Quarterly Report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of our common stock, $0.001 par value per share.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other forward-looking information. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. There may be events in the future that we are not able to accurately predict or control.

All forward-looking statements included in this Quarterly Report are based on information available to us on the date of this Quarterly Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report.

PART I -  FINANCIAL INFORMATION
Item 1.           Financial Statements.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS AT DECEMBER 31, 2009 & 2008 AND MARCH 31 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	03/31/10	12/31/09	03/31/09	12/31/08
CURRENT ASSETS
Cash and cash equivalents	52,383	54,845	17,941	24,015
Trade receivables, net	426,491	274,802	350,142	84,986
Due from related parties	357,013	130,594	53	333,876
Due from Shareholders	21,399	-	205	12,258
Inventories	243,783	259,883	332,488	282,876
Other current assets	4,445	782	4,210	4,678

Total current assets	1,105,514	720,906	705,039	742,689

NON CURRENT ASSETS
Rights,net	12,855	14,976	21,347	23,468
Property, plant and equipment,net	27,446	29,872	19,841	21,188
Other non current assets	92	3,725	389	-

Total non current assets	40,393	48,573	21,347	44,656

TOTAL ASSETS	1,145,907	769,479	726,386	787,345

CURRENT LIABILITIES
Borrowings	11,317	11,282	7,482	4,467
Trade payables	61,328	70,619	153,803	343,544
Due to shareholders	89,928	84,476	102,265	54,046
Due to related parties	792,864	662,084	314,534	275,355
Other current liabilities	302,326	120,619	70,177	25,286

Total current liabilities	1,257,763	949,080	648,261	702,698

NON CURRENT LIABILITIES

Borrowings	597	2,321	1,870	5,118
Employee termination benefits	-	-	-	-

Total non current liabilities	964	2,321	245	5,118

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR YEARS ENDED DECEMBER 31 2009 & 2008 AND MARCH 31 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	01.01.- 03.31.2010	01.01.- 12.31.2009	01.01.- 03.31.2009	01.01.- 12.31.2008

NET SALES	1,046,011	2,029,074	359,468	1,752,442

COST OF SALES	(718,149)	(1,742,047)	(204,971)	(1,540,132)

Gross profit	327,862	287,027	154,497	212,310

SELLING EXPENSES	(182,819)	(409,386)	(122,486)	(122,476)

GENERAL AND ADMINISTRATIVE EXPENSES	(75,100)	(140,121)	(21,286)	(164,652)

Income from operations	69,943	(262,480)	10,725	(74,818)

OTHER INCOME AND EXPENSES, NET	(1,484)	6,621	57	621

FINANCIAL INCOME AND EXPENSES , NET	(986)	(8,741)	(1,585)	(3,051)

Income before taxation and currency translation gain/(loss)	67,473	(264,600)	9,197	(77,248)

TAXATION CHARGE
Taxation current	-	-	-	-
Deferred	-	-	-	-

CURRENCY TRANSLATION GAIN/(LOSS)	2,544	2,422	7,828	23,214

Net income/(loss) for the period	70,017	(262,178)	17,025	(54,034)

OTHER COMPREHENSIVE INCOME	-	-	-	-

Total comprehensive income	70,017	(262,178)	17,025	(54,034)

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW FOR YEARS ENDED DECEMBER 31 2009 & 2008 AND MARCH 31 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	03.31.2010	12.31.2009	03.31.2009	12.31.2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	70,017	(262,178)	17,025	45,994
Adjustments to reconcile net income to net cash provided	--
By operating activities:	--
Depreciation and amortisation	4,547	8,640	1,278
Provision for retirement pay	(548)	727	2,121	314
Depletion allowance		8,493		8,493
Changes in operating assets and liabilities
Trade receivables, net	(151,689)	(189,816)	(139,994)	68,474
Due from related parties	(238,293)	203,282		(273,150)
Due from shareholders	(72,113)	12,258	--	(12,258)
Inventories	74,942	22,993	(218,030)	150,232
Other current assets	3,716	3,896	333,906
Other non current assets		(3,725)	12,136
Trade payables	(9,291)	(272,925)	182,914	47,713
Due to shareholders	(7,115)	30,070	45,427	(10,231)
Due to related parties	143,347	386,729	(290,220)
Other current liabilities	181,707	95,332	(1,661)	18,983

Net cash generated from (used for) operating activities	(773)	43,776	(55,098)	44,564

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	-	6,815	-
Increase/(decrease) in long-term borrowings	-	(2,797)	-
Dividends paid	-			(37,219)

Net cash (used for) provided from financing activities	-	4,018	-	-

	-
CASH FLOWS FROM INVESTING ACTIVITIES	-
Purchases of property, plant and equipment and intangible assets		(17,324)

Net cash used for investing activities	-	(17,324)	-	-

NET INCREASE / (DECREASE) IN CASH AND BANKS	(2,462)	30,470	(4,727)	7,043

CASH AND BANKS AT BEGINNING OF THE YEAR	54,845	24,015	24,015	7,613

CASH AND BANKS AT END OF THE YEAR	52,383	54,485	19,288	14,656

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation”, “Business” and those listed in our other Securities and Exchange Commission filings.  Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this Report. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

●        actual or anticipated fluctuations in our quarterly and annual operating results;
●        actual or anticipated product constraints;
●        decreased demand for our products resulting from changes in consumer preferences;
●        product and services announcements by us or our competitors;
●        loss of any of our key executives;
●        regulatory announcements, proceedings or changes;
●        announcements in the touch technology community;
●        competitive product developments;
●        intellectual property and legal developments;
●        mergers or strategic alliances in the touch technology industry;
●        any business combination we may propose or complete;
●        any financing transactions we may propose or complete; or
●        broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Plan of Operation

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

We are a manufacturer of touch based visual communication products for the education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards and large interactive LCD displays. Our products stand out from the competition in terms of their design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.
We designed, manufactured, launched, developed and sold 4 new products as well as establishing the business from scratch and equipping a factory.

COMPANY OVERVIEW

TouchIT Technologies Inc manufactures touch-based visual communication products for the education and corporate worldwide marketplaces. Our products stand out from the competition in terms of their design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin.

In our first year of trading we exceeded revenues of $2m USD and we have designed, manufactured, launched and sold 4 new products as well as established the business and equipped a factory.

We believe that we are on target for an annual revenue for 2010 of $5m USD. We achieved a Q1 2010 revenue of $1.046m and Q1 is renowned as being a weak quarter for our markets on a worldwide basis. The strongest quarters for our markets are typically Q3 and Q4. Company results for 2009 comply with this trend.

Our keys to success are:
1. Establishing and maintaining working relationships and contractual agreements with distribution and OEM customers.
2. Increasing our profit margin by lowering the import and raw material costs by bulk purchasing from vendors
3. By increasing our purchasing power, increasing our stock holding and lowering delivery times to customers thus enabling further sales growth
4. Effectively communicating to current and potential customers, through targeted efforts, our position as a differentiated provider of the highest quality of margin laden touch-based communication products

Recent Developments

On May 7, 2010, the Company (which at that time was called Hotel Management Systems, Inc.), entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, (TouchIT Ed and together with TouchIT Tech KS, “TouchIT”), and the stockholders of Touch Ed.  Both TouchIT Tech and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”).

In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors for the sale of up to $1,500,000 (the "Purchase Price") of principal amount convertible promissory notes of the Company (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to purchase shares of Common Stock (the “Warrant Shares”).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements,.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements include the financial statements of TouchIT Tech KS and TouchIT Ed. Although not significant, it should be noted that inter-company transactions and balances do exist and have not been consolidated. TouchIT Tech KS and TouchIT Ed together are referred to as the Company.

This management's discussion and analysis of our financial condition and results of operations are based on the financial statements of both TouchIT Tech and TouchIT Ed, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we will evaluate these estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

The Company maintains its books of account and prepares its statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

There are inter-company transactions that have not been consolidated on these financial statements.

Revenue recognition:

Revenue is measured at the fair value of the consideration received or receivable. Revenue is reduced for customer returns, rebates, and other similar allowances.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to inventories held by the method most appropriate to the particular class of inventory being valued on the weighted average basis. Net realizable value represents the estimated selling price less all estimated costs of completion and costs necessary to deliver service.

Property, plant and equipment:

Property, plant and equipment are carried at cost less accumulated depreciation and any accumulated impairment losses, if any. Depreciation is charged so as to write off the cost of assets, other than land and construction in progress, over their estimated useful lives, using straight line method. The estimated useful lives, residual values and depreciation method are reviewed at each year end, with the effect of any changes in estimate accounted for on a prospective basis.

Assets held under finance leases are depreciated over their expected useful lives on the same basis as owned assets or, where shorter, the term of the relevant lease. The gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

The ranges of estimated useful lives are as follows:
-	Machinery and equipments 2-6 years
-	Motor vehicles 4 years
-	Furniture, fixtures and office equipments 4-5 years

Shipping and handling:

Shipping and handling costs related to costs of the raw material purchased is included in cost of revenues.

Research and development costs:

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Company reporting year end:

The company uses a calendar year as its fiscal year ending December 31.

RESULTS OF OPERATIONS

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR QUARTER ENDED MARCH 31 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	01.01.- 03.31.2010	01.01.- 03.31.2009

NET SALES	1,046,011	359,468

COST OF SALES	(718,149)	(204,971)

Gross profit	327,862	154,497

SELLING EXPENSES	(182,819)	(122,486)

GENERAL AND ADMINISTRATIVE EXPENSES	(75,100)	(21,286)

Income from operations	69,943	10,725

OTHER INCOME AND EXPENSES, NET	(1,484)	57

FINANCIAL INCOME AND EXPENSES , NET	(986)	(1,585)

Income before taxation and currency translation gain/(loss)	67,473	9,197

TAXATION CHARGE
Taxation current	-	-
Deferred	-	-

CURRENCY TRANSLATION GAIN/(LOSS)	2,544	7,828

Net income/(loss) for the period	70,017	17,025

OTHER COMPREHENSIVE INCOME	-	-

Total comprehensive income	70,017	17,025

NET SALES (REVENUE) – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, revenue has increased 191% or by $686,543.00 from $359,468.00 to $1,046,011.00. This increase can be attributed to the product line now being established (it was still being finalized and developed in Q1 2009) and an increase in customers on a worldwide basis. In Q1 2009 the company was operating on a much smaller customer base. There were no tenders or similar large ‘one-off’ sales during this period; it was regular run-rate business which we expect to continue to grow during 2010.

GROSS PROFIT – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, gross profit has increased by 112% or $173,365.00 from $154,497.00 to $328,862.00. This is primarily due to an increase in sales revenue, but also the fact that costs have been stabilized and production streamlined now that the product development for our core four products has been completed. We expect to continue to develop our product range throughout the course of 2010.

INCOME FROM OPERATIONS – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, income from operations has increased by 552% or $59,218.00. This can be attributed to the setup of the factory being complete (it was still being equipped in Q1 2009) but also product development costs were still being incurred in Q1 2009 for the core products whereas these costs have been reduced and ongoing research and development costs have been streamlined. As previously mentioned, sales efforts have increased and the number of customers on a worldwide basis for quarter ended March 21 2010 was greater than the number of customers in the same period in 2009.

NET INCOME FOR THE PERIOD – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, NET income for the period has increased by 311% or $52,992.00. This increase can be attributed to the maintenance of margin whilst increasing sales revenue.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS AT MARCH 31 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	03/31/10	03/31/09
CURRENT ASSETS
Cash and cash equivalents	52,383	17,941
Trade receivables, net	426,491	350,142
Due from related parties	357,013	53
Due from Shareholders	21,399	205
Inventories	243,783	332,488
Other current assets	4,445	4,210

Total current assets	1,105,514	705,039

NON CURRENT ASSETS
Rights,net	12,855	21,347
Property, plant and equipment,net	27,446	19,841
Other non current assets	92	389

Total non current assets	40,393	21,347

TOTAL ASSETS	1,145,907	726,386

CURRENT LIABILITIES
Borrowings	11,317	7,482
Trade payables	61,328	153,803
Due to shareholders	89,928	102,265
Due to related parties	792,864	314,534
Other current liabilities	302,326	70,177

Total current liabilities	1,257,763	648,261

NON CURRENT LIABILITIES

Borrowings	597	1,870
Employee termination benefits

Total non current liabilities	964	245

CURRENT ASSETS – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, total current assets have increased by 57% or $400,475.28. In contrast, inventories have decreased by 27% or $88,704.24. This decrease in inventory can be attributed to better stock management to enable the company to hold the correct amount of stock for its sales, but not overstocking tying up extra cash. The customers have helped with this by submitting rolling forecasts for the quarters.

NON-CURRENT ASSETS – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, total non-current assets have increased by 89% or $19,046.00. $7 605 of this increase can be attributed to plant equipment in the factory where extra production stations have been created as the factory has continued to develop to meet the sales increase.

TOTAL ASSETS – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, total assets have increased by 58% or $419,521.28 from  $726 386 to $1 145,907.00

CURRENT LIABILITIES – For the quarter ended March 31 2010 as compared to quarter ended March 31 2009, total current liabilities have increased by 94% or $609,502.00 from $648,261 to $1,257,763.00. Borrowings for the quarter ended 2010 have increased by 51% or $3835 compared to quarter ended March 31 2009. Trade payables have decreased by 60% or $92 475.00 which can be attributed to better stock management. Monies due to related parties have increased by 152% or $478,330.00 which can be attributed to an increase in raw materials purchased from Emko Emaye to service growing sales demand. Other current liabilities have increased by 330% or $232,149. This can be attributed to the monies received from Lionshare Ventures LLC in the form of a convertible promissory note. This transaction has already been further expanded under the “recent developments” section of this document where the Share Exchange Agreement that the Company has recently undertaken has been explained in full.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW FOR QUARTERS ENDED MARCH 31 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	03.31.2010	03.31.2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	70,017	17,025
Adjustments to reconcile net income to net cash provided	-	-
By operating activities:	-	-
Depreciation and amortisation	4,547	1,278
Provision for retirement pay	(548)	2,121
Depletion allowance
Changes in operating assets and liabilities
Trade receivables, net	(151,689)	(139,994)
Due from related parties	(238,293)
Due from shareholders	(72,113)	-
Inventories	74,942	(218,030)
Other current assets	3,716	333,906
Other non current assets		12,136
Trade payables	(9,291)	182,914
Due to shareholders	(7,115)	45,427
Due to related parties	143,347	(290,220)
Other current liabilities	181,707	(1,661)

Net cash generated from (used for) operating activities	(773)	(55,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	-	-
Increase/(decrease) in long-term borrowings	-	-
Dividends paid	-

Net cash (used for) provided from financing activities	-	-

	-
CASH FLOWS FROM INVESTING ACTIVITIES	-
Purchases of property, plant and equipment and intangible assets

Net cash used for investing activities	-	-

NET INCREASE / (DECREASE) IN CASH AND BANKS	(2,462)	(4,727)

CASH AND BANKS AT BEGINNING OF THE YEAR	54,845	24,015

CASH AND BANKS AT END OF THE YEAR	52,383	19,288

NET INCOME – Net income for the quarter ended 31 March 2010 has increased by 311% or $52,992.00 from $17 025.00 to $70 017.00. This can be attributed to an increase in sales and maintenance of margin and costs. We expect the Net Income of the company to continue to increase during the remaining quarters of 2010. As explained, Quarter ended March 31 2010 is renowned for being a slow quarter for our products in the worldwide markets, this is primarily due to the purchasing patters of the education market which is the largest vertical market for our products.

NET CASH USED FOR OPERATING ACTIVITIES – For the quarter ended 31 March 2010 as compared to the quarter ended March 31 2009 Net cash used for operating activities has decreased by 98% or $54,325.00 which shows an improvement in the company cash flow. Whilst the cash flow is still negative for the quarter ended March 31 2010 at $(773) this has improved from $(55,098) for the same quarter in 2009. The company expects to be cash flow positive during calendar year 2010.

CASH FLOW FROM FINANCING ACTIVITIES – For the quarter ended 31 March 2010 there was no cash flow generated from short-term or long-term borrowings and there were no dividends paid. This was the same for the quarter ended 31 March 2009

CASH FLOW FROM INVESTING ACTIVITES – For the quarter ended 31 March 2010 there was no cash flow generated from investing activities. This was the same for the quarter ended 31 March 2010.

CASH POSITION. There was a net decrease in the cash and banks of $2265 for the quarter ended 31 March 2010 as compared to quarter ended 31 March 2009. Cash in bans at the beginning of the year has increased 128% or $30,830 for quarter ended 31 March 2010 as compared to quarter ended 31 March 2009. Cash and banks at the end of the year for quarter ended March 31 2010 has increased by 172% or $33,095.00 as compared to the same quarter in 2009.

Quantitative and Qualitative Disclosures about Market Risk

Financial risk factors

The Company’s activities expose it to variety of financial risks; including, market risk, credit risk and liquidity risk. The Company’s overall risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects of such risks on the Company’s overall financial performance.

Market risk

The Company’s activities expose it primarily to the financial risks of changes in foreign currency exchange rates.

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise.

Credit risk management

Credit risk refers to the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company has adopted a policy of only dealing with creditworthy counterparties. The Company’s exposure and the credit ratings of its counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst approved counterparties.

Liquidity risk management

Liquidity risk primarily arises from the fact that the Company may not receive funds from its counterparties at the expected time. This risk is managed by maintaining a balance between continuity of funding and flexibility through the use of overdrafts and trade receivables.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information required under this item.

 Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.
To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2010, the Company has not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 1A.   Risk Factors.

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada in November 2008, under the name “Hotel Management Systems, Inc.” Following the transactions described herein, we are now a manufacturer of touch based communication products for the education and corporate marketplaces.  As such, we have a limited operating history, and historical operating results may not provide a meaningful basis for evaluating the business, financial performance and prospects. We have limited assets or financial resources and/or limited operating history. Therefore, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth will disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives; on the other hands, our company will also keep a close eye on expanding opportunities.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on favorable terms or we are unable to secure additional financing, we may not be able to undertake expansion, continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us or financing on favorable terms.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract or retain highly qualified personnel.

Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time. The Company anticipates that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR MANAGEMENT TEAM.

We are presently dependent to a great extent upon the experience, abilities and continued services of Andrew Brabin, Ronald Murphy, and Recep Tanisman, our management team.  The loss of services of Mr. Brabin, Mr. Murphy, or Mr. Tanisman could have a material adverse effect on our business, financial condition or results of operation.

WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE WITH OUR COMPETITORS WHO MAY HAVE GREATER RESOURCES.

The Company could face strong competition within the local area by competitors in the touch technology industry who could duplicate the model.  These competitors may have substantially greater financial resources and marketing, development and other capabilities than the Company.    In addition, there are very few barriers to enter into the market for our products.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources will not independently develop products that are substantially equivalent or superior to our products.  Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company intends to operate.

 OUR ABILITY TO CONTINUE TO DEVELOP AND EXPAND OUR PRODUCT OFFERINGS TO ADDRESS EMERGING CONSUMER DEMANDS AND TECHNOLOGICAL TRENDS WILL IMPACT OUR FUTURE GROWTH. IF WE ARE NOT SUCCESSFUL IN MEETING THESE BUSINESS CHALLENGES, OUR RESULTS OF OPERATIONS AND CASH FLOWS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop product offerings that meet the current and prospective customers’ needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or products which make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in touch technology solutions will impact our future revenue growth and earnings.

OUR FUTURE SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

The Company may not be able to protect unauthorized use of its intellectual property and take appropriate steps to enforce its rights.  Although management does not believe that its products infringe on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  We use and intend to use the trademark “TouchIT Technology” name and logo.  We intend to file federal trademark applications for “TouchIT Technology” and to secure the Internet trade domain “TouchITtechnologies.com” and related logo. There can be no assurance that the registrations applied for will be accepted.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be assurance that we can prevent competitors from marketing the same or similar products and services.

Risks Associated with Our Shares of Common Stock

BROAD DISCRETION OF MANAGEMENT TO USE OF PROCEEDS FROM FINANCING.

The Company’s management will have broad discretion with respect to the expenditure of the net proceeds from the financing that closed in connection with the Share Exchange Agreement. Accordingly, Subscribers will be entrusting their funds to the Company’s management, upon whose judgment they must depend, with limited information concerning the specific working capital requirements and general corporate purposes to which the funds will be ultimately applied.

THE SECURITIES BEING ISSUED IN CONNECTION WITH AND FOLLOWING THE SHARE EXCHANGE AGREEMENT ARE RESTRICTED SECURITIES AND MAY NOT BE TRANSFERRED IN THE ABSENCE OF REGISTRATION OR THE AVAILABILITY OF A RESALE EXEMPTION.

The shares of Common Stock, Notes and Warrants being issued in connection with the Share Exchange Agreement and financing described herein are being issued in reliance on an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. Furthermore, we are under no obligation to file a resale registration statement with respect to those securities except in connection with an unrelated secondary offering. As a result, a purchaser who receives any such securities issued in connection with the Share Exchange Agreement or the financing may be unable to sell such securities at the time, or at the price or upon such other terms and conditions, as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY.

Purchase of the Securities should be considered a long-term, illiquid investment. The Securities have not been registered under the Act, are being offered by reason of a specific exemption from registration and are “restricted securities” under Rule 144 promulgated under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, the Securities will not be registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of a trading market for the Securities, a Subscriber will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board (the “OTCBB”). The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD.  ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

THERE IS CURRENTLY NO LIQUID TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT ENSURE THAT ONE WILL EVER DEVELOP OR BE SUSTAINED.

To date there has been no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

In addition, the price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:
-
limited “public float” following the Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

-	sales of our common stock; and
-	our ability to execute our business plan.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

WE CURRENTLY HAVE A LIMITED PUBLIC FLOAT HELD BY A LIMITED NUMBER OF PERSONS.

Of our 67,230,001 issued and outstanding shares of common stock, only 12,900,000 shares are presently eligible for resale without further registration by the holders thereof or pursuant to an exemption from registration. In addition, these 12,900,000 shares are presently held by a limited number of shareholders. As a result of the relatively small size of our public float and its initial concentration in the hands of only a few people, the liquidity of the market for our common stock may be both severely limited and subject to high levels of volatility.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2010, we entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, TouchIT Education, (“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of Touch Ed , pursuant to which we issued 48,330,000 shares of our Common Stock to the shareholders of TouchIT Tech KS and TouchIT Ed in exchange for all shares held by these shareholders in TouchIT Tech KS and TouchIT Ed.   The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933. The terms of the Share Exchange Agreement are discussed more fully in Item 1.01 and 2.01 of our Current Report on Form 8-K, filed with the SEC on May 12, 2010.

In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors for the sale of up to $1,500,000 (the "Purchase Price") of principal amount convertible promissory notes of the Company convertible into up to 6,000,000 shares of our Common Stock (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to purchase up to 6,000,000 shares of our Common Stock.  The terms of the Subscription Agreement, Notes and Warrants (including the terms of conversion and/or exercise of the Notes and Warrants) are discussed more fully in Item 1.01 and 2.01 of our Current Report on Form 8-K, filed with the SEC on May 12, 2010.  The issuance of these securities was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved).

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

 The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
2.1	Share Exchange Agreement between Hotel Management, Inc. and TouchIT Technologies, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (3)
3.7	Articles of Amendment to the Articles of Incorporation (4)
4.1	Form of convertible promissory note (1)
4.2	Form of common stock purchase warrant (1)
10.1	Subscription Agreement (1)
10.2	Purchase Note for $250,000 to be paid within 90 days of Closing (1)
10.3	Purchase Note for $500,000 to be paid within 180 days of Closing (1)
31.1	Section 302 Certificate of Chief Financial Officer*
31.2	Section 302 Certificate of Chief Executive Officer *
32.1	Section 906 Certificate of Chief Financial Officer*
32.2	Section 906 Certificate of Chief Executive Officer *
* filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K as filed on May 12, 2010.
(2)	Incorporated by reference to the S-1 as filed on May 29, 2008
(3)	Incorporated by reference to the S-1 as filed on May 29, 2008
(4)	Incorporated by reference to the Form 8-K as filed on May 24, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Financial Officer Dated: May 24, 2010