Form 10-K
period 2010-04-30
TouchIT Technologies, Inc.
filed 2010-08-13
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-151252

TouchIT Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ataturk Bulvari Ali RizaEfendicd. A 4 Blok No.4
TrakyaSerbestBolge, Istanbul, Turkey
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +44 207 858 1045

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001	not applicable

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   7,000,000 as of April 30, 2010.

 PART I

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) was incorporated in the State of Nevada as “Hotel Management Systems, Inc.” (“HMSI”).  After HMSI's fiscal year end of April 30, 2010, the Company entered into a share exchange agreement, dated May 7, 2010 (“Share Exchange”) whereby HMSI effectively ceased doing business as HMSI.  The Share Exchange is more fully described in the 8-K filed by the Company with the Securities and Exchange Commission on May 12, 2010.  In connection with the Share Exchange, the Company changed its fiscal year end from April 30 to December 31 and amended its Articles of Incorporation to change its name to TouchIT Technologies, Inc.  This report shall cover the transition period of HMSI up through April 30, 2010, and the description of the business and financial information provided herein will be the business and financials of HMSI and not the Company as the business changed pursuant to the Share Exchange.  To see the business of the Company please see the 8-K filed by the Company with the Securities and Exchange Commission on May 12, 2010 or the Company’s 10-Q filed on May 24, 2010.

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

Additional Standard Features

Together with the standard set of functions summarized above, the HMT offers some important standard features.

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

Customization and Additional Modules Available

In addition to the 3 standard modules described above, the HMT can easily accommodate additional segments dealing with different aspects of the hotel and motel business.  The core of the program is designed to operate as hub, with different sets of functions that can be added or subtracted to the core system like spokes on a wheel.  Nearly every operating hotel already uses some type of reservation software and some type of employee timekeeping software.  Once they have begun using our standard product, however, many customers may desire a more total and cost-effective integration of their operations.  Additional modules that are ready to add-on to the HMT at the customer’s request include the following.

Room inventory and reservations system

Employee scheduling

Employee timekeeping and payroll

Online product ordering from key suppliers

Pricing and Revenue Model

Our intended pricing structure will feature a base purchase price for the standard version of the HMT software, with an extra charge for each additional module requested by the customer.  We will also charge a small monthly license fee for all maintenance and updates of the software and for storage of the customer’s data.

Standard version:	$1,500
Each additional module:	$500-$1,000 depending on specifications
Monthly fee Including data storage :	$20 per month per site
Monthly fee if Customer stores own data :	$8 per month per site

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

Competition

The field of hotel management software is flooded with an array of options which focus primarily on room reservations and room inventory management.  We will face several larger and more established competitors.  In addition, many larger hotel and motel chains use proprietary systems built-for-hire to suit their particular operations.  We intend to focus our efforts on small independent hotels, motels, inns, and bed-and-breakfast properties.  We believe or HMT software will be well-positioned to compete for the business of these operators because of the following advantages.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended April 30, 2010.

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

Fiscal Year Ending April 30, 2010
Quarter Ended	High $	Low $
April 30, 2010	$0.01	$0.01
January 31, 2010	$0.01	$0.01
October 31, 2009	$0.01	$0.01
July 31, 2009	$0.01	$0.01

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

Holders of Our Common Stock

As of April 30, 2010, we had 7,000,000 shares of our common stock issued and outstanding

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

Plan of Operation

The HMT software has been in development for over two years and has been extensively used and tested at a medium-sized motel in Las Vegas, Nevada.  Following exposure of the product to the challenges of real-world use in an active environment, we made certain changes and improvements and development of the product is essentially complete at this time.

Due to certain unexpected demands on the time of our sole officer and director, John Baumbauer, have cause us to delay our plans.

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

Results of Operations for the years ended April 30, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We are presently in the development stage of our business.

We incurred operating expenses and net losses in the amount of $59,163 for the year ended April 30, 2010. We have incurred total operating expenses and net losses in the amount of $101,937 from inception on April 15, 2008 through April 30, 2010.  Our losses are attributable to operating expenses together with a lack of any revenues at our current stage of development.  We anticipate our operating expenses will continue increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of April 30, 2010, we had current assets in the amount of $4,422, consisting entirely of cash. We had current liabilities of $80,130 as of April 30, 2010. Thus, we had a working capital deficit of $75,708 as of April 30, 2010.

Our ability to operate through the duration of our third fiscal year is contingent upon us obtaining additional financing and/or upon realizing significant revenues during the fiscal year. We intend to fund continuing operations through debt and/or equity financing arrangements as necessary and available.  Any funds realized by us from such efforts may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending April 30, 2010.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John Baumbauer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of April 30, 2010 and their present positions.

Name	Age	Position(s) and Office(s) Held
John Baumbauer	45	President, Chief Executive Officer, Chief Financial Officer, and Director

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

As of April 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Baumbauer, President, CEO, CFO, and director	2008 2009 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 7,000,000 shares of common stock issued and outstanding on April 30, 2010.

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

Any of our directors or officers;

Any person proposed as a nominee for election as a director;

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

Any of our promoters;

Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$7,000		$$0	$0
2009	$7,625		$$0	$0
2008	$6,000		$$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 TouchIT Technologies, Inc f/k/a Hotel Management Systems, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer
August 13, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer and Director
August 13, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Hotel Management Systems, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Hotel Management Systems, Inc. (the “Company”) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and for the period from April 15, 2008 (Date of Inception) through April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Management Systems, Inc.  as of April 30, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and the period from April 15, 2008 (Date of Inception) through April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SilbersteinUngar, PLLC

Bingham Farms, Michigan
August 11, 2010

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

AS OF APRIL 30, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,422	$19,281

Total Assets	$4,422	$19,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$80,130	$35,826
Total Liabilities	80,130	35,826

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 67,200,001 and 7,000,000 shares issued and outstanding, respectively	67,200	7,000
Additional paid in capital	0	19,229
Deficit accumulated during the development stage	(142,908)	(42,774)
Total Stockholders’ Deficit	(75,708)	(16,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,422	$19,281

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED APRIL 30, 2010 AND 2009

FOR THE PERIOD FROM APRIL 15, 2008 (INCEPTION) TO APRIL 30, 2010

	Period ended April 30, 2010	Period ended April 30, 2009	Period from April 15, 2008 (Inception) to April 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	59,163	42,774	101,937
TOTAL OPERATING EXPENSES	59,163	42,774	101,937

NET LOSS BEFORE INCOME TAXES	(59,163)	(42,774)	(101,937)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(59,163)	$(42,774)	$(101,937)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	67,200,001	65,069,587

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF APRIL 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash to founders	5,500,000	$5,500	$-	$-	$5,500

Balance, May 1, 2008	5,500,000	5,500	-	-	5,500

Issuance of common stock for cash in private placement	1,500,000	1,500	13,500	-	15,000

Contributed capital	-	-	5,729	-	5,729

Net loss for the year ended April 30, 2009	-	-	-	(42,774)	(42,774)

Balance, April 30, 2009	7,000,000	7,000	19,229	(42,774)	(16,545)

Adjustment re: April 2, 2010 8.6 to 1 stock dividend	60,200,001	60,200	(19,229)	(40,971)	-

Net loss for the year ended April 30, 2010	-	-	-	(59,163)	(59,163)

Balance, April 30, 2010	7,000,000	$67,200	$-	$(142,908)	$(75,708)

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED APRIL 30, 2010 AND 2009

FOR THE PERIOD FROM APRIL 15, 2008 (INCEPTION) TO APRIL 30, 2010

	Period ended April 30, 2010	Period ended April 30, 2009	Period from April 15, 2008 (Inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(59,163)	$(42,774)	$(101,937)
Changes in assets and liabilities:
Increase in accrued expenses	44,304	35,826	80,130
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,859)	(6,948)	(21,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	20,500	20,500
Contributed capital	0	5,729	5,729
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	26,229	26,229

NET INCREASE (DECREASE) IN CASH	(14,859)	19,281	4,422
Cash, beginning of period	19,281	0	0
Cash, end of period	$4,422	$19,281	$4,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hotel Management Systems, Inc. (the Company) was incorporated in the State of Nevada on April 15, 2008. The Company was engaged in the principal business activity of providing hotel management.  The Company has not realized significant revenues to date and therefore is classified as a development stage company. On May 12, 2010, we changed our name to TouchIT Technologies, Inc. See Note 7.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficit).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax
Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

TheCompanyconsidersallhighlyliquidinvestmentswiththeoriginalmaturitiesofthreemonthsorlessto be cash equivalents.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an April 30 fiscal year end.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation.

For the years ended April 30, 2010 and 2009, the Company has not issued any share-based payments to its employees.

Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date estimated fair value.

Recently Issued Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which went in effect on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earnings Per Share (“EPS”) prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 EPS).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity
2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of April 30, 2010.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – INCOME TAXES
The provision for Federal income tax consists of the following:

	April 30, 2010	April 30, 2009
Refundable Federal income tax attributable to:
Current operations	$19,554	$15,146
Less: valuation allowance	(19,554)	(15,146)
Net provision for Federal income taxes	$-	$-
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2010	April 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$34,700	$15,146
Less: valuation allowance	(34,700)	(15,146)
Net deferred tax asset	$-	$-

At April 30, 2010, the Company had an unused net operating loss carryover approximating $102,000 that is available to offset future taxable income; it expires beginning in 2028. The use of the net operating losses may be limited if a change in ownership occurs, as defined by Section 382 of the Internal Revenue Code.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 4 – COMMON STOCK

On April 24, 2008, the Company received $5,500 from its founders for 5,500,000 shares of its common stock.  On June 23, 2008, the Company sold 1,500,000 shares of common stock for $0.01 per share for total proceeds of $15,000. During the year ended April 30, 2009, $5,729 of the Company’s expenses were paid by a related party and the payment was recorded as contributed capital.

On March 24, 2010, the Company declared an 8.6 to 1 stock dividend with an effective date of April 2, 2010. Weighted average shares outstanding and loss per share have been retroactively restated to reflect this stock dividend.

As of April 30, 2010, a total of 67,200,001 shares were issued and outstanding.

NOTE 5 – SOFTWARE LICENSE AGREEMENT

On April 24, 2008, the Company entered into a software license for hotel management software known as “Hotel Management Tool.” The software is non royalty paying and can be cancelled by either party at any time.

NOTE 6 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

On May 7, 2010, a Share Exchange Agreement (the “Share Exchange Agreement”) was entered into by and among Hotel Management Systems, Inc., a Nevada corporation (the “Company”), TouchIT Technologies, an Istanbul, Turkey corporation (“TouchIT Tech”), the stockholders of TouchIT Tech, TouchIT Education, an Istanbul, Turkey corporation (“TouchIT Ed” and together with TouchIT Tech, “TouchIT”), and the stockholders of Touch Ed. The closing of the transaction (the “Closing”) also took place on May 7, 2010 (the “Closing Date”).

Pursuant to the terms of the Share Exchange Agreement, we issued a total of 48,330,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), to the shareholders of TouchIT Tech and Touch Ed in exchange for the transfer of 100% of the shares of TouchIT Tech and TouchIT Ed to us. This exchange transaction resulted in TouchIT Tech and TouchIT Ed becoming our wholly-owned subsidiaries and the stockholders of TouchIT owning approximately 78.93% of the Company’s issued and outstanding stock, prior to any financing.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors for the sale of up to $1,500,000 (the “Purchase Price”) of principal amount convertible promissory notes of the Company (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to purchase shares of Common Stock (the “Warrant Shares”). The Notes accrue interest at a rate of eight percent (8%) per annum and mature on May 7, 2015. Additionally, the Notes are convertible into Common Stock at a price of $0.125 per share. The Warrants expire five (5) years from the date of issuance and have an exercise price of $0.08 per share, subject to adjustment as described in the Warrants. Additionally, the Warrants have a cashless exercise provision where if the value of the Common Stock is greater than the exercise price, then the holder may exercise the Warrants on a cashless basis.

Prior to the Closing, one investor had extended three separate bridge notes to TouchIT in the aggregate principal amount of $200,000. At Closing, the $200,000 in bridge notes loaned to TouchIT were included in the Purchase Price and the bridge notes were deemed satisfied in full. Accordingly, the investor received Notes in the amount of $200,000 and Warrants exercisable into 1,600,000 shares of common stock in exchange for the satisfaction of the bridge notes issued by TouchIT.

Additionally, $750,000 of the Purchase Price is a future obligation of one of the investors. Accordingly, at Closing, the investor delivered to the Company two notes (the “Purchase Notes”). The first note obligates the investor to invest an additional $250,000 into the Company within 90 days of Closing. The second note obligates the investor to invest an additional $500,000 into the Company within 180 days of Closing. The investor will not receive Warrants for their $750,000 pursuant to the terms of the Purchase Notes but will only receive the Notes for the amount invested. Lastly, if the additional obligations are not met, the investor will be required to retire the Warrants they received at Closing and the conversion price under the Notes will increase to $0.16 per share.

In the event that all Notes are converted, including those that are to be issued pursuant to the Purchase Notes, and Warrants are exercised, the Company will have issued and outstanding a total of 79,230,000 Common Stock. Of this amount, 60.99% will be held by management which changed in connection with the Closing.

On the Closing Date, pursuant to the Share Exchange Agreement, the shareholders of TouchIT exchanged 100% of the stock of TouchIT Tech and TouchIT Ed for 48,330,000 newly issued shares of the Company’s Common Stock, which represented 78.93% of the Company’s issued and outstanding common stock prior to the financing.

Additionally, pursuant to the terms of the Share Exchange Agreement, John Baumbauer resigned from his position as the sole officer and director of the Company and agreed to cancel all his 47,300,000 shares of Common Stock. As consideration for the cancellation of his shares, Mr. Baumbauer received compensation in the amount of $20,000.

HOTEL MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

As a result of the Share Exchange Agreement, we ceased operations of our original business and assigned the assets to John Baumbauer.

Upon completion of the transactions contemplated under the Share Exchange Agreement, we are a manufacturer of touch-based visual communication products for the education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards and large interactive LCD displays. Our products stand out from the competition in terms of their design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.

We designed, manufactured, launched and sold 4 new products as well as establishing the business from scratch and equipping a factory. We have positive indicators from current market data that this industry will continue to grow substantially over the next 5 years and beyond.

The Company has analyzed its operations subsequent to April 30, 2010 through August 12, 2009, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.