Form 10-Q
period 2010-06-30
TouchIT Technologies, Inc.
filed 2010-08-16
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 333-151252

TouchIT Technologies Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Istanbul TrakyaSerbestBölgesi Atatürk Bulvari Ali RizaEfendicd., A4 Blok Çatalca, Istanbul Turkey
 (Address of Principal Executive Offices) (Zip Code)

00-44-207-858-1045
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
Yes  ☐   No ☐

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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,230,001 shares of common stock outstanding as of August 16 2010.

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) was incorporated in the State of Nevada as “Hotel Management Systems, Inc.”.  On May 7, 2010, the Company entered into a share exchange agreement, with TouchIT Technologies Koll Sti (“TouchIT Tech KS”), TouchIT Education Koll Sti (“TouchIT Ed”) (“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of TouchIT Tech KS and Touch Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”), all as disclosed in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 12, 2010.  See “Recent Developments”.  Subsequently, the Registrant amended its Articles of Incorporation to change its name to TouchIT Technologies, Inc., as disclosed in a Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2010.

Unless otherwise specified or required by context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) TouchIT Technologies, Inc., a Nevada corporation (“TouchIT”), (ii) TouchIT Tech KS and TouchIT Ed, both being wholly-owned subsidiaries of TouchIT.  In this Quarterly Report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of our common stock, $0.001 par value per share. All financial information presented is for the combined entity TouchIT, which comprises of TouchIT Tech KS and TouchIT Ed. They have not been consolidated and inter-company transactions, although not significant, do exist.

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

PART I -  FINANCIAL INFORMATION
Item 1.           Financial Statements.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS AT June 30, 2010 & 2009 AND FINANCIAL YEAR ENDS, DECEMBER 31, 2009 & 2008

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	06/30/2010	12/31/2009	06/30/2009	12/31/2008
CURRENT ASSETS
Cash and cash equivalents	215,613	54,845	5,601	95,061
Trade receivables, net	709,121	274,802	88,522	84,986
Due from related parties	602,391	130,594	108,130	333,876
Due from Shareholders	56,406	-	-	12,258
Inventories	291,394	259,883	260,902	282,876
Other current assets	5,249	782	4,612	4,678

Total current assets	1,880,174	720,906	467,767	813,735

NON CURRENT ASSETS
Property, plant and equipment, net	53,387	44,848	32,704	44,656
Intangible assets, net	3,777	-	-	-
Other non current assets	280	3,725	19,236	-
Rights, net	11,000	-	1,969	-

Total non current assets	68,444	48,573	53,909	44,656

TOTAL ASSETS	1,948,618	769,479	521,676	787,345

CURRENT LIABILITIES
Borrowings	8,277	11,282	6,658	4,467
Trade payables	51,169	70,619	13,923	343,544
Due to shareholders	52,516	662,084	109,470	275,355
Due to related parties	980,750	84,476	472,769	54,046
Other current liabilities	15,898	120,619	4,035	25,286

Total current liabilities	1,108,610	949,080	606,855	702,698

NON CURRENT LIABILITIES
Borrowings	-	2,321	15,176	-
Employee termination benefits	1,183	1,041	384	5,118
Share purchase advances	750,000	-	-	314

Total non current liabilities	751,183	3,362	15,560	5,432

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR SIX MONTHS ENDED JUNE 30, 2010 & 2009 & FINANCIAL YEARS ENDED DECEMBER 31, 2009 & 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	06/30/2010	12/31/2009	06/30/2009	12/31/2008

NET SALES	2,171,547	2,029,074	488,129	1,752,442

COST OF SALES	(1,419,424)	(1,742,047)	(408,721)	(1,540,132)

Gross profit	752,123	287,027	79,408	212,310

MARKETING AND SELLING EXPENSE	(337,590)	(409,386)	(207,037)	(122,476)

GENERAL AND ADMINISTRATIVE EXPENSES	(131,421)	(140,121)	(44,968)	(164,652)

Loss from operations	283,112	(262,480)	(172,597)	(74,818)

OTHER INCOME AND EXPENSES,net	(3,226)	6,621	(4,125)	621

FINANCIAL INCOME AND EXPENSES, net	(4,854)	(8,741)	(3,794)	(3,051)

Loss before taxation and currency translation gain/(loss)	275,032	(264,600)	(180,516)	(77,248)

TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--

CURRENCY TRANSLATION GAIN/(LOSS)	(3,244)		563

Net income/(loss) for the year	271,788	(262,178)	(179,953)	(54,034)

OTHER COMPREHENSIVE INCOME	--	--	--	--

Total comprehensive income	271,788	(262,178)	(179,953)	(54,034)

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW FOR SIX MONTHS ENDED JUNE 30, 2010 & 2009 AND FINANCIAL YEARS ENDED DECEMBER 31, 2009 & 2008

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	06/30/2010	12/31/2009	06/30/2009	12/31/2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	271,788	(262,178)	(179,953)	45,994
Adjustments to reconcile net income to net cash provided	--		--
By operating activities:	--		--
Depreciation and amortisation	3,859	8,640	(11,446)
Provision for retirement pay	684	727	--	314
Depletion allowance	3,976	8,493	4,232	8,493
Changes in operating assets and liabilities	--		--
Trade receivables, net	(434,319)	(189,816)	(3,536)	68,474
Due from related parties	(471,797)	203,282	225,746	(273,150)
Due from shareholders	(56,406)	12,258	12,258	(12,258)
Inventories	(31,511)	22,993	21,974	150,232
Other current assets	(4,467)	3,896	66
Other non current assets	3,444	(3,725)	(1,969)
Trade payables	(19,450)	(272,925)	(329,568)	47,713
Due to shareholders	(31,960)	30,070	55,424	(10,231)
Due to related parties	318,666	386,729	197,414
Other current liabilities	(104,720)	95,332	(21,251)	18,983

Net cash generated from (used for) operating activities	(552,213)	43,776	(30,610)	44,564

CASH FLOWS FROM FINANCING ACTIVITIES			--
Increase/(decrease) in short-term borrowings	(3,005)	6,815	2,191
Increase/(decrease) in long-term borrowings	(2,321)	(2,797)	10,058
Dividends paid	--		--	(37,219)
Share Purchase Advances	750,000		--

Net cash (used for) provided from financing activities	744,674	4,018	12,249	--

			--
CASH FLOWS FROM INVESTING ACTIVITIES			--
Purchases of property, plant and equipment and intangible assets	(31,693)	(17,324)	-

Net cash used for investing activities	(31,693)	(17,324)	-	--

NET INCREASE / (DECREASE) IN CASH AND BANKS	160,768	30,470	(18,361)	7,043
			--
CASH AND BANKS AT BEGINNING OF THE YEAR	54,845	24,015	24,015	7,613

CASH AND BANKS AT END OF THE YEAR	215,613	54,485	5,654	14,656

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe that we are on target for annual revenue for 2010 of $5m USD. We achieved a Q1 2010 revenue of $1.046m and Q1 is renowned as being a weak quarter for our markets on a worldwide basis. We continued to work to our forecasts with a combined Q1 and Q2 revenue of $2,171,547 The strongest quarters for our markets are typically Q3 and Q4. Company results for 2009 comply with this trend.

Our keys to success are:
1. Establishing and maintaining working relationships and contractual agreements with distribution and OEM customers;
2. Increasing our profit margin by lowering the import and raw material costs by bulk purchasing from vendors;
3. By increasing our purchasing power, increasing our stock holding and lowering delivery times to customers thus enabling further sales growth; and
4. Effectively communicating to current and potential customers, through targeted efforts, our position as a differentiated provider of the highest quality of margin laden touch-based communication products.

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

June the 1st saw TouchIT Technologies sign a rental agreement for the next 12 months for a further 1000m2 of factory space on floor 5 of the Interfarma building in TrakyaSerbestBolge, Catalca. Management deemed this necessary in order to meet the growing demand for our products and increase our capacity. The factory has also undergone a remodel with a canteen area having been installed; a new secure LCD production area installed on floor 6 and the Interactive Whiteboard production has moved to floor 5 of the building. There has also been a showroom build in the factory displaying a TouchIT Board and LCD with seating area plus two new offices have also been built. The changes will be completed to the building by the second week in July.

TouchIT Technologies has also increased its manufacturing staff (four new staff) and accounting staff (two new staff) during Q2. Management recognized the need for the extra manpower as the business continues to grow. The company is also in discussions with Sean Paradis for a consultancy role as Director of Business Development for North America. If an agreement can be reached Sean will join the team as a consultant (no board membership or voting rights) September 1, 2010.

Q2 saw new distribution partners being appointed in Morocco and Kuwait whilst the business in the USA continues to go from strength to strength. There a number of sales and OEM contracts that are being concluded presently and will be announced upon signing.

The company has begun the development of a new range of Interactive LCD products which are planned for launch in Q3 2010. These will include a 42” and 55” and a 65” LCD. All will be Full HD and touch-based, we’re looking at options of multiple input “multi-touch” that we are hoping to include on these models. These models will replace the 57” which we will send end of life during the same period. Management took the decision to broaden the LCD range due to feedback and growing demand from the markets.

The company has almost finished the development of the TouchIT Transcribe annotation software that is aimed at the corporate market. This is scheduled to be released September 1 2010. It will be a free download for all existing TouchIT Board and TouchIT LCD users.

The company is also looking into the viability of an OEM offering of a content software that is suitable for both 7-11 and 11-16 age groups. If concluded, the software will be sold in conjunction with our existing products to strengthen the product line.

The company also filed for a Ticker Symbol change with FINRA, which was issued as TUCN during the quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

The ranges of estimated useful lives are as follows:
–	Machinery and equipments 2-6 years;

–	Motor vehicles 4 years; and

–	Furniture, fixtures and office equipments 4-5 years.

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

RESULTS OF OPERATIONS

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR QUARTER ENDED JUNE 30, 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	06/30/2010	06/30/2009

NET SALES	2,171,547	488,129

COST OF SALES	(1,419,424)	(408,721)

Gross profit	752,123	79,408

MARKETING AND SELLING EXPENSE	(337,590)	(207,037)

GENERAL AND ADMINISTRATIVE EXPENSES	(131,421)	(44,968)

Loss from operations	283,112	(172,597)

OTHER INCOME AND EXPENSES,net	(3,226)	(4,125)

FINANCIAL INCOME AND EXPENSES, net	(4,854)	(3,794)

Loss before taxation and currency translation gain/(loss)	275,032	(180,516)

TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--

CURRENCY TRANSLATION GAIN/(LOSS)	(3,244)	563

Net income/(loss) for the year	271,788	(179,953)

OTHER COMPREHENSIVE INCOME	--	--

Total comprehensive income	271,788	(179,953)

NET SALES (REVENUE) – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, revenue has increased 445% or by $1,683,482.22 from $448,129 to $2,171,612. This increase can be attributed to an increase in sales activities from all customers on a worldwide basis, both distribution and original equipment manufacture (OEM). We are also operating in markets where we did not have any activity in 2009, for example the USA. In Q2 2009 the company was operating on a much smaller customer base. There were no tenders or similar large ‘one-off’ sales during this period in 2010; it was regular run-rate business, which we expect to continue to grow during the remainder of 2010.

GROSS PROFIT – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, gross profit has increased by 947% or $672,714.07 from $79,408 to $752,123. This is primarily due to an increase in sales revenue, but also the fact that costs have been stabilized and production streamlined now that the product development for our core four products has been completed. We expect to continue to develop our product range throughout the course of 2010, most notably with the introduction of the new LCD range.

LOSS FROM OPERATIONS – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, loss from operations has decreased by 164% or $455,708.37. This can be attributed to the setup of the factory being complete (it was still being equipped from being a shell in Q2 2009) but also product development costs were still being incurred in Q2 2009 for the core products whereas these costs have been reduced and ongoing research and development costs have been streamlined. As previously mentioned, sales efforts have increased and the number of customers on a worldwide basis for quarter ended June 30 2010 was greater than the number of customers in the same period in 2009.

NET INCOME FOR THE PERIOD – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30 2009, NET income for the period has increased by $451,740.46. This was and increase from $(179,953) to $271,788  This increase can be attributed to the maintenance of margin whilst increasing sales revenue.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS AT JUNE 30, 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	06/30/2010	06/30/2009
CURRENT ASSETS
Cash and cash equivalents	215,613	5,601
Trade receivables, net	709,121	88,522
Due from related parties	602,391	108,130
Due from Shareholders	56,406	-
Inventories	291,394	260,902
Other current assets	5,249	4,612

Total current assets	1,880,174	467,767

NON CURRENT ASSETS
Property, plant and equipment, net	53,387	32,704
Intangible assets, net	3,777	-
Other non current assets	280	19,236
Rights, net	11,000	1,969

Total non current assets	68,444	53,909

TOTAL ASSETS	1,948,618	521,676

CURRENT LIABILITIES
Borrowings	8,277	6,658
Trade payables	51,169	13,923
Due to shareholders	52,516	109,470
Due to related parties	980,750	472,769
Other current liabilities	15,898	4,035

Total current liabilities	1,108,610	606,855

NON CURRENT LIABILITIES
Borrowings	-	15,176
Employee termination benefits	1,183	384
Share purchase advances	750,000	-

Total non current liabilities	751,183	15,560

CURRENT ASSETS – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, total current assets have increased by 401% or $1,412,407.07. This increase is due to an increase in inventory holding, but also due to an increase in receivables as the sales revenue has grown. We still have to offer our customers credit to win the business. Monies due from related parties has also increased. There are some inter-company sales but also the monies due from EmkoEmaye who purchase our electronics form a large proportion of this.

NON-CURRENT ASSETS – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, total non-current assets have increased by 126% or $14,534.69. $20,683 of this increase can be attributed to plant equipment in the factory where extra production stations have been created as the factory has continued to develop to meet the sales increase. There have also been two new offices constructed, a computer server added, a show room equipped and constructed and a new LCD production area fitted out. This is to meet future demand for the products.

TOTAL ASSETS– For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, total assets have increased by 374% or $1,426,941.77 from $521,676 to $1,948,618

CURRENT LIABILITIES – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, total current liabilities have increased by 182% or $501,755.00 from $606,855 to $1,108,610. Borrowings for the quarter ended 2010 have increased by 124% or $1,619 compared to quarter ended June 30, 2009. Trade payables have increased by 368% or $37,246.00 which can be attributed to an increase in inventory required to service the sales demand. Monies due to related parties have increased by 207% or $507,981.00 which can be attributed to an increase in raw materials purchased from EmkoEmaye to service growing sales demand, along with inter-company transactions. Other current liabilities have increased by 394% or $11,863.00.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW FOR QUARTERS ENDED JUNE 30, 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	06/30/2010	06/30/2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	271,788	(179,953)
Adjustments to reconcile net income to net cash provided	--	--
By operating activities:	--	--
Depreciation and amortisation	3,859	(11,446)
Provision for retirement pay	684	--
Depletion allowance	3,976	4,232
Changes in operating assets and liabilities	--	--
Trade receivables, net	(434,319)	(3,536)
Due from related parties	(471,797)	225,746
Due from shareholders	(56,406)	12,258
Inventories	(31,511)	21,974
Other current assets	(4,467)	66
Other non current assets	3,444	(1,969)
Trade payables	(19,450)	(329,568)
Due to shareholders	(31,960)	55,424
Due to related parties	318,666	197,414
Other current liabilities	(104,720)	(21,251)

Net cash generated from (used for) operating activities	(552,213)	(30,610)

CASH FLOWS FROM FINANCING ACTIVITIES		--
Increase/(decrease) in short-term borrowings	(3,005)	2,191
Increase/(decrease) in long-term borrowings	(2,321)	10,058
Dividends paid	--	--
Share Purchase Advances	750,000	--

Net cash (used for) provided from financing activities	744,674	12,249

		--
CASH FLOWS FROM INVESTING ACTIVITIES		--
Purchases of property, plant and equipment and intangible assets	(31,693)	-
		-
Net cash used for investing activities	(31,693)	-

NET INCREASE / (DECREASE) IN CASH AND BANKS	160,768	(18,361)
		--
CASH AND BANKS AT BEGINNING OF THE YEAR	54,845	24,015

CASH AND BANKS AT END OF THE YEAR	215,613	5,654

NET INCOME FOR THE PERIOD – For the first six months of the financial year, quarter ended June 30, 2010 as compared to quarter ended June 30, 2009, NET income for the period has increased by $451,740.46. This was and increase from $(179,953) to $271,788  This increase can be attributed to the maintenance of margin whilst increasing sales revenue.

NET CASH USED FOR OPERATING ACTIVITIES – For the first six months of the financial year, quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009. Net cash used for operating activities was $(552,213) compared to $(30,610) which is an increase of $521,603. This increase is due to having to extend credit to customers, notably the USA where the payment cycle due to long delivery times from Turkey is much increased.

CASH FLOW FROM FINANCING ACTIVITIES – For the first six months of the financial year, quarter ended June 30, 2010 there was a NET cash flow of $744,674 generated from financing activities. The bulk of this amount $750,000 came from an advance stock purchase relating to the reverse merger transaction that occurred on May 12, 2010. The details of this transaction are detailed in the explanatory notes of this document and also in the Form 8-K filed with the SEC on May 12, 2010.

CASH FLOW FROM INVESTING ACTIVITES – For the first six months of the financial year, quarter ended June 30, 2010, cash flow from investing activities was $(31,693) This was an investment in further redevelopment of the factory and the creation of new offices, a showroom, installation of a computer server and CCTV.

CASH POSITION. There was a net increase in the cash and banks of $179,129 for the first six months of the financial year, quarter ended June 30, 2010 compared to quarter ended June 30, 2009. Cash in banks at the beginning of the year has increased by $30,830 for quarter ended June 30, 2010 as compared to quarter ended June 30, 2009. Cash and banks at the end of the year for quarter ended June 30, 2010 has increased by $209,959 as compared to the same quarter in 2009. This was due to the advance share sale detailed above and in SEC Form 8-K filing on the May 12, 2010.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2010, the Company has not made any changes to internal control over financial reporting.

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

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR MANAGEMENT TEAM.

We are presently dependent to a great extent upon the experience, abilities and continued services of Andrew Brabin, Ronald Murphy, and RecepTanisman, our management team.  The loss of services of Mr. Brabin, Mr. Murphy, or Mr. Tanisman could have a material adverse effect on our business, financial condition or results of operation.

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

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2010, we entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, TouchIT Education, (“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of Touch Ed , pursuant to which we issued 48,330,000 shares of our Common Stock to the shareholders of TouchIT Tech KS and TouchIT Ed in exchange for all shares held by these shareholders in TouchIT Tech KS and TouchIT Ed.   The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933 .   The terms of the Share Exchange Agreement are discussed more fully in Item 1.01 and 2.01 of our Current Report on Form 8-K, filed with the SEC on May 12, 2010.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved).

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Financial Officer Dated: August 16, 2010