Form 10-K/A
period 2010-04-30
TouchIT Technologies, Inc.
filed 2010-10-06
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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
Registrant’s telephone number:  +902127866304

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.  $15,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  61,480,001 as of October 6, 2010.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended April 30, 2010, originally filed on August 13, 2010, to revise the accounting fees for year 2010 in Part III, Item 14, Principal Accounting Fees and Services.  Additionally, we are revising our shares outstanding to take into account the 8.6 to 1 forward split that took place on March 24, 2010.  This consequently affected the Balance Sheet, Statement of Operations and Shareholders Equity plus Financial Note number 4.  Lastly, we are revising the signature page and are filing the certification of the CEO pursuant to Section 302 and 906 of the Sarbanes-Oaxley Act of 2002, which were previously omitted.

 PART III

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended April 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$11,500	$	$0	$0
2009	$7,625	$	$0	$0
2008	$6,000	$	$0	$0

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

AS OF APRIL 30, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,422	$19,281

Total Assets	$4,422	$19,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$80,130	$35,826
Total Liabilities	80,130	35,826

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 60,200,001 and 7,000,000 shares issued and outstanding, respectively	60,200	7,000
Additional paid in capital	0	19,229
Deficit accumulated during the development stage	(135,908)	(42,774)
Total Stockholders’ Deficit	(75,708)	(16,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,422	$19,281

See accompanying notes to financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED APRIL 30, 2010 AND 2009

FOR THE PERIOD FROM APRIL 15, 2008 (INCEPTION) TO APRIL 30, 2010

	Period ended April 30, 2010	Period ended April 30, 2009	Period from April 15, 2008 (Inception) to April 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	59,163	42,774	101,937
TOTAL OPERATING EXPENSES	59,163	42,774	101,937

NET LOSS BEFORE INCOME TAXES	(59,163)	(42,774)	(101,937)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(59,163)	$(42,774)	$(101,937)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	60,200,001	58,069,587

See accompanying notes to financial statements.

HOTEL MANAGEMENT SYSTEMS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF APRIL 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash to founders	5,500,000	$5,500	$-	$-	$5,500

Balance, May 1, 2008	5,500,000	5,500	-	-	5,500

Issuance of common stock for cash in private placement	1,500,000	1,500	13,500	-	15,000

Contributed capital	-	-	5,729	-	5,729

Net loss for the year ended April 30, 2009	-	-	-	(42,774)	(42,774)

Balance, April 30, 2009	7,000,000	7,000	19,229	(42,774)	(16,545)

Adjustment re: April 2, 2010 8.6 to 1 stock dividend	53,200,001	53,200	(19,229)	(33,971)	-

Net loss for the year ended April 30, 2010	-	-	-	(59,163)	(59,163)

Balance, April 30, 2010	60,200,001	$60,200	$-	$(135,908)	$(75,708)

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

As of April 30, 2010, a total of 60,200,001 shares were issued and outstanding.

Item 6.     Exhibits.

(a)  Exhibits

Exhibit Number	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Chief Financial Officer).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

Signature

Date: October 6, 2010
/s/ Andrew Brabin
By: Andrew Brabin
Title: Chief Financial Officer
TouchIT Technologies Inc, f.k.a Hotel Management Systems, Inc