Form 10-Q
period 2010-09-30
TouchIT Technologies, Inc.
filed 2010-11-17
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

00 90 212 786 6304
(Registrant’s Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,630,001shares of common stock outstanding as of November 15, 2010

EXPLANATORY NOTE

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

PART I -  FINANCIAL INFORMATION
Item 1.      Financial Statements.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS
AT SEPTEMBER 30, 2010 & 2009 AND FINANCIAL YEAR ENDS, DECEMBER 31, 2009 & 2008

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	09/30/2010	12/31/2009	09/30/2009	12/31/2008
CURRENT ASSETS
Cash and banks	41,966	54,845	9,979	24,015
Trade receivables	822,894	274,802	193,705	84,986
Due from related parties	674,602	130,594	20,243	333,876
Due from shareholders	53,888	-	-	12,258
Inventories	530,116	259,883	474,612	282,876
Other current assets	4,424	782	2,465	4,678

Total current assets	2,127,890	720,906	701,004	742,689

NON CURRENT ASSETS
Property, plant and equipment, net	60,440	29,872	47,568	21,188
Intangible assets, net	12,731	-		-
Other non current assets	1,116	3,725		-
Rights, net	8,400	14,976	18,736	23,468

Total non current assets	82,687	48,573	66,304	44,656

TOTAL ASSETS	2,210,577	769,479	767,308	787,345

CURRENT LIABILITIES
	5,471	11,282	20,790	4,467
Trade payables	176,114	70,619	110,740	343,544
Due to shareholders	59,241	75,584	108,777	40,077
Due to related parties	1,125,741	670,976	742,934	289,324
Other current liabilities	14,236	120,619	6,134	25,286

Total current liabilities	1,380,803	949,080	989,375	702,698

NON CURRENT LIABILITIES
		2,321	3,583	5,118
Reserve for retirement pay	933	1,041	848	314
Share purchase advances	750,000	-	-	-

Total non current liabilities	750,933	3,362	4,431	5,432

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	125,500	125,500	125,500	125,500
Retain earnings	(308,463)	(46,285)	(46,285)	7,749
Net income for the period	261,804	(262,178)	(305,713)	(54,034)

Total shareholders’ equity	78,841	(182,963)	(226,498)	79,215

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	2,210,577	769,479	767,308	787,345

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 & 2009 & FINANCIAL YEARS ENDED DECEMBER 31 2009 & 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	01.01.- 09.30.2010	01.01.- 12.31.2009	01.01.- 09.30.2009	01.01.- 12.31.2008

NET SALES	2,676,936	2,029,074	1,807,348	1,752,442

COST OF SALES	(1,798,549)	(1,742,047)	(1,618,647)	(1,540,132)

Gross profit	878,387	287,027	188,702	212,310

SELLING EXPENSES	(349,041)	(409,386)	(423,242)	(122,476)

GENERAL AND ADMINISTRATIVE EXPENSES	(275,980)	(140,121)	(55,289)	(164,652)

Income from operations	253,366	(262,480)	(289,830)	(74,818)

OTHER INCOME AND EXPENSES, NET	(31,276)	6,621	(17,447)	621

FINANCIAL INCOME AND EXPENSES , NET	(5,905)	(8,741)	13,842	(3,051)

Income before taxation and currency translation gain/(loss)	216,185	(264,600)	(293,434)	(77,248)

TAXATION CHARGE
Taxation current	--	--	--	--
Deferred	--	--	--	--

CURRENCY TRANSLATION GAIN/(LOSS)	45,619	2,422	(12,279)	23,214

Net income for the period	261,804	(262,178)	(305,713)	(54,034)

OTHER COMPREHENSIVE INCOME

Total comprehensive income	261,804	(262,178)	(305,713)	(54,034)

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 & 2009 AND FINANCIAL YEARS ENDED DECEMBER 31, 2009 & 2008

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	09/30/2010	12/31/2009	09/30/2009	12/31/2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	261,804	(262,178)	(305,713)	45,994
Adjustments to reconcile net income to net cash provided	--	--	--
By operating activities:	--	--	--
	10,250	8,640	9,395
Provision for retirement pay	(108)	727	534	314
Depletion allowance	6,576	8,493	4,732	8,493
Changes in operating assets and liabilities	--	--	--
Trade receivables	(548,092)	(189,816)	(69,336)	68,474
Due from related parties	(544,008)	203,282	313,633	(273,150)
Due from shareholders	(53,888)	12,258	12,258	(12,258)
Inventories	(270,233)	22,993	(82,797)	150,232
Other current assets	(3,642)	3,896	4,251	(302)
Borrowings	2,609	(3,725)	--
Trade payables	96,471	(272,925)	(238,040)	47,713
Due to shareholders	(16,211)	30,430	74,968	(10,231)
Due to related parties	463,657	386,729	285,747	--
Other current liabilities	(106,383)	95,332	(15,375)	18,983

Net cash generated from (used for) operating activities	(701,198)	44,136	(5,743)	44,262

CASH FLOWS FROM FINANCING ACTIVITIES
	(5,811)	6,815	14,035
	(2,321)	(2,797)	(4,157)
Dividends paid	--	--	--	(37,219)

Net cash (used for) provided from financing activities	(8,132)	4,018	9,878	(37,219)

Net cash provided from investing activities	696,451	(17,324)	(22,966)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,878)	30,830	(18,831)	7,043

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,845	24,015	28,810	7,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	41,967	54,845	9,979	14,656

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch IT Technologies Kollektif Sirketi
Ronald George Murphy ve Ortaklari

Report on the Financial Statements

We have reviewed the accompanying financial statements of Touch IT Technologies Kollektif Sirketi Ronald George Murphy ve Ortaklari (“the Company”) which comprise the financial position as of 30 September 2010 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

Management Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with Generally Accepted Accounting Principles in the United States of America. This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

Scope of Review

Our responsibility is to express a conclusion on these financial statements based on our review. We conducted our review in accordance with International Standards on Auditing. These standards require that we comply with ethical requirements and plan and perform the review to obtain reasonable assurance whether the financial statements are free from material misstatement. A review of interim financial information consists of making inquiries, primarily of persons responsible for financial and accounting matters, and applying analytical and other review procedures. A review is substantially less in scope than an audit conducted in accordance with International Standards on Auditing and consequently does not enable us to obtain assurance that we would become aware of all significant matters that might be identified in an audit. Accordingly, we do not express an audit opinion.

Conclusion

Based on our review, nothing has come to our attention that causes us to believe that the accompanying interim financial information does not give a true and fair view of the financial position of the entity as at 30 September 2010, and of its financial performance and its cash flows for the nine months period then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

We would like to draw your attention to the following matters:

The accompanying financial statements of the Company have been prepared on a going concern basis. However, in the accompanying financial statements, the Company's current liabilities exceed its current assets by an amount of USD 127,766. Accordingly, the continuity of the Company's operations is dependent on the profitability of future operations and the existence of necessary financial support by shareholders and other creditors.

The companies are required to present interim financial information comparative with the balance sheet as of the end of the immediately preceding year and statements of income for the comparable interim periods. However since the comparable interim period has not been reviewed the accompanying income statement as of 30 September 2010 has not been prepared on a comparative basis.

Istanbul, 5 November 2010

DENGE BAGIMSIZ DENETIM
SERBEST MUHASEBECI MALI MUSAVIRLI K A.S.
Member of MAZARS

Gokhan Almaci
Partner

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF FINANCIAL POSITION
AS OF 30 SEPTEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.09.2010	31.12.2009
ASSETS
Cash and cash equivalents	5	$38,134	$52,641
Trade receivables, net	6	811,767	269,394
Due from shareholders	7	43,404	--
Inventories, net	8	258,639	166,448
Other current assets	9	4,325	400
Total current assets		1,156,269	488,883
Property and equipment, net	10	60,440	29,872
Intangible assets, net	11	12,731	--
Other non-current assets	12	1,116	3,725
Total non-current assets		74,287	33,597

Total assets		1,230,556	522,480
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term bank loans	13	5,471	11,282
Trade payables	14	127,036	69,013
Due to shareholders	7	36,742	55,660
Due to related parties	7	1,106,631	642,160
Other current liabilities	15	8,155	71,516
Total current liabilities		1,284,035	849,631
Long-term bank loans	13	--	2,321
Employee termination benefits	16	247
Total long-term liabilities		247	2,321
Shareholders' Equity:
Share capital	17	90,000	90,000
Accumulated deficit		(419,472)	(100,028)
Net profit/(loss) for the period		275,746	(319,444)

Total shareholders' equity		(53,726)	(329,472)

Total liabilities and shareholders' equity		1,230,556	522,480

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF COMPREHENSIVE INCOME AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.09.2010
Sales	18	1,842,913
Cost of sales	19	(1,207,022)
Gross profit		635,891
Marketing, selling and distribution expenses	20	(212,766)
General and administrative expenses	21	(139,389)
Total operating profit		283,736
Financial income / (expense), net	23	(3,885)
Other income / (expense), net	22	(40,938)
Translation loss		36,833
Profit before provision for taxation		275,746
Provision for taxation
- Current
- Deferred
Net profit for the period		275,746
Other comprehensive income
Currency translation differences
Total comprehensive income for the period		275,746

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI RONALD
GEORGE MURPHY VE ORTAKLARI STATEMENT OF CASH
FLOW AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

30.09.2010
Cash flow from operating activities Net profit for the period	275,746
Adjustments to reconcile net profit to net cash provided by operating activities: Depreciation	10,250
Provision for employee termination benefit	247
Net profit adjusted to non-cash items	286,243
Changes in operating assets and liabilities:
Change in trade receivables	(542,373)
Change in due from shareholders	(43,404)
Change in inventories	(92,191)
Change in other current assets	(3,925)
Change in other non current assets	2,609
Change in trade payables	48,999
Change in due to shareholders	(9,894)
Change in due to related parties	464,471
Change in other current liabilities	(63,361)
Net cash used for operating activities	47,174
Cash flows from investing activities: Purchased of property and equipment and intangibles	(53,549)
Net cash outflows from investing activities	(53,549)
Cash flows from financing activities: Increase in short-term borrowings	(5,811)
Decrease in long-term borrowings	(2,321)
Cash outflows generated by financing activities	(8,132)
Net decrease in cash and cash equivalents	(14,507)
Cash and cash equivalents at the beginning of the year	52,641
Cash and cash equivalents at the end of the period	38,134

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CHANGES IN EQUITY AS OF 30 SEPTEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Accumulated deficit	Net (loss) /profit for the year/ period	Total Shareholders' Equity
Opening balance as of 1 January 2009	90,000	(100,028)	(100,028)	(10,028)
Transfer to accumulated deficit			(100,028)
Net loss for the year 2009			(319,444)	(319,444)
Balances at 31 December 2009	90,000	(100,028)	(319,444)	329,472
Transfer to accumulated deficit	--	(319,444)	319,444	275,746
Net profit for the nine months period of 2010	--	--	275,746
Balances at 30 September 2010	90,000	(419,472)	275,746	53,726

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

1.         OPERATIONS OF THE COMPANY:

General

The Company established as a form of partnership (kollektif Sirket). In Turkey, partnership is the association of two or more people who co-own a business for trading goods under a trade name. The co-owners have unlimited responsibility to their creditors. This form of companies does not have minimum capital requirements.

Nature of activities

Touch IT Technologies Kollektif Sirketi Ronald George Murphy ve Ortaklari (referred as "Touch IT Technologies ) was established in September 2008. Touch IT Technologies engages primarily in production and trade of technological blackboard runned by infrared system.

The Company has an operating license in Trakya, Istanbul free zone area for 15 years which commenced on 9 September 2008.

On May 7, 2010, Touch IT Education, Touch IT Technologies and their stockholders ("Touch IT Turkey ) entered into a Share Exchange Agreement with Hotel Management Systems, Inc ("Hotel Management ), a Nevada corporation.

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the "Common Stock ), to the shareholders of Touch IT Technology and Touch IT Education in exchange for the transfer of 100% of the shares of TouchIT Tech and Touch IT Education to Hotel
Management. This exchange transaction resulted in Touch IT Technologies and Touch IT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of Touch IT Turkey own approximately 78.93% of the Hotel Management's issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Hotel
Management entered into a Subscription Agreement (the "Subscription Agreement) with investors for the sale of shares up to the value of USD 1,500,000 (the "Purchase Price ). As a result, USD 750,000 of the Purchase Price has been recognized in Touch IT Education's balance sheet as a future obligation to one of the investors.

No changes in the shareholder structure of Touch IT Turkey have been made since the formal registration has not yet been completed.

Average number of employees of the Company as of 30 September 2010 is xx while it was 6 as at December 31, 2009.

2.         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, "Fair Value Measurements and Disclosure , to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after 15 December 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after 15 December 2010, its adoption will not have a material impact on the Company's financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

3.         BASIS OF PRESENTATION

The Company maintains its books of account and prepares its statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation and the uniform chart of accounts issued by the Ministry of Finance. The accompanying US Dollar financial statements are based on the statutory records which are obtained under the historical cost convention, with adjustments and reclassifications, for the purpose of fair presentation in accordance with Generally Accepted Accounting Principles in the United States of America (US GAAP). The Company's fiscal year ends on December 31.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.         SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less.

Revenue recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates and returns.

Inventories

Inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to inventories held by the method most appropriate to the particular class of inventory being valued on the weighted average basis.

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making the financial and operating decisions. For the purpose of these financial statements shareholders are referred to as related parties. Related parties also included individuals that are principle owners, management and members of the Company's Board of Directors and their families.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

The ranges of estimated useful lives are as follows:

Machinery and equipments	2-6 years
Motor vehicles	4 years
Furniture, fixtures and office equipments	4-5 years

Intangible assets

Intangible assets and related amortization: Intangible fixed assets are carried at cost and are depreciated by using straight-line method over three years.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Borrowing costs

The historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an asset requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interestcost incurred during that period as a result of expenditures for the asset is a part of the historical cost of acquiring the asset.

All other borrowing costs are recognized in profit or loss in the period in which they are incurred.

Taxation
Partnerships (kollektif sirket) are incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating License for the exemption of income tax which has been taken from Undersecretariat of The Prime Ministry for Foreign Trade, numbered TRY-469, dated on 9 September 2008 and period of validation is 15 years.

Foreign currency transactions

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate income and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Following period rates are applicable as of 30 September 2010 and 31 December 2009:

	30.09.2010	31.12.2009
USD	1.4512	1.5057
EURO	1.9754	2.1603
GBP	2.2937	2.3892
Average USD	1.5143	1.5454

Comprehensive income

In September 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income . SFAS 130 is effective for years beginning after 15 September 1997. This statement provides reporting standards of comprehensive income and its components and requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The Company has adopted the provisions of SFAS No. 130 in its financial statements and adoption of this statement did not have any effect.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

Pursuant to ASC 820, "Fair Value Measurements and Disclosures , and ASC 825, "Financial Instruments , an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, trade receivables and payables, borrowings and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1 inputs, which consist of quoted prices in active markets for identical assets. It is assumed that carrying amounts of financial instruments approximate their current fair values in line with their short term nature.

5. CASH AND CASH EQUIVALENTS

As of 30 September 2010 and 31 December 2009 cash and cash equivalents comprised of the followings:

	30.09.2010	31.12.2009
Cash in hand Banks	34,808 3,326	9,621 43,020
Total	38,134	52,641

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

6.         TRADE RECEIVABLES

As of 30 September 2010 and 31 December 2009 trade receivables comprised of followings:

	30.09.2010	31.12.2009
Trade receivables	811,767	269,394
Total	811,767	269,394

7.         RELATED PARTY TRANSACTIONS

Due from shareholders has been presented as follows:
Due from shareholders	30.09.2010	31.12.2009
Recep Tanisman	43,404
Total	43,404

Due to related parties and shareholders has been presented as follows:

Due to related parties	30.09.2010	31.12.2009
Emko Emaye ve Yazi Tahtalari ve Egitim Gerecleri A.S . Touch IT Educations Technologies Di . Tic. Koll. Sirketi Kamron Inc	534,177 536,366 36,088	570,532 25,529 46,099
Total	1,106,631	642,160

Due to shareholders	30.09.2010	31.12.2009
Ali Riza Tanisman Andrew Brabin Stuart Recep Tanisman	23,731 12,809 202	22,657 33,003 --
Total	36,742	55,660

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.         RELATED PARTY TRANSACTIONS (CONTINUED)

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms

Major purchases from related parties have been presented as follows:

Major purchases from related parties
Trade goods	30.09.2010	31.12.2009
Emko Emaye ve Yazi Tahtalari ve Egitim Gerecleri A.S.	333,480	447,898
Touch IT Educations Technologies Dis. Tic. Koll.Sirketi	141,260	156,524
Total	474,740	604,422
Services provided
	30.09.2010	31.12.2009
Kamron Inc.	40,994	88,181
Emko Emaye ve Yazi Tahtalari ve Egitim Gerecleri A.S.	1,730	21,267
Total	42,724	109,448
Major sales to related parties have been presented as follows:
	30.09.2010	31.12.2009
Touch IT Educations Technologies Dis. Tic. Koll.Sirketi	148,756	179,035
Emko Emaye ve Yazi Tahtalari ve Egitim Gerecleri A.S.	3,999	--
	152,755	179,035

8.         INVENTORIES:

As of 30 September 2010 and 31 December 2009 inventories comprised of the followings:

	30.09.2010	31.12.2009
Raw material and supplies	190,316	120,691
Finished goods	48,069	16,045
Advances given for purchases	11,196	22,632
Other inventories	8,288	7,080
Total	258,639	166,448

The insurance on the inventories as of 30 September 2010 and 31 December 2009 is USD 600,000.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

9.         OTHER CURRENT ASSETS:

As of 30 September 2010 and 31 December 2009 other receivables and assets comprised of the followings:

	30.09.2010	31.12.2009
Prepaid Expenses Deposits and Guarantees given	3,925 400	-- 400
Total	4,325	400

10.       PROPERTY, PLANT AND EQUIPMENT, NET

The movement of property, plant and equipment, net as of 30 September 2010 and 31 December 2009 is as follows;

	1 January 2009	Additions	31 December 2009	Additions	30 September 2010
Cost Machinery and equipment Vehicles Furniture and fixtures	3,655 12,522 5,911	-- 16,933 391	3,655 29,455 6,302	1,483 -- 37,406	5,139 29,455 43,708
Total	22,088	17,324	39,412	38,890	78,302
Depreciation Machinery and equipment Vehicles Furniture and fixtures	171 522 207	1,023 6,306 1,311	1,194 6,828 1,518	867 4,254 3,201	2,061 11,082 4,719
Total	900	8,640	9,540	8,323	17,862

Net book value	21,188		29,872		60,440

The insurance on property, plant and equipment as of 30 September 2010 and 31 December 2009 is USD 10,000.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

11.       INTANGIBLE ASSETS, NET

The movement of intangible assets, net as of 30 September 2010 and 31 December 2009 is as follows;

	31 December 2009	Additions	30 September 2010
Cost Rights Other tangible assets	-- --	10,774 3,885	10,774 3,885
Total	--	14,659	14,659
Depreciation Rights Other tangible assets	-- --	1,496 432	1,496 432
Total	--	1,928	1,928

Net book value	--		12,731

12.       OTHER NON CURRENT ASSETS:

As of 30 September 2010 and 31 December 2009 non-current assets comprised of the prepaid expenses of USD 1,116 and USD 3,725 respectively.

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

13.        BANK LOANS

As of 30 September 2010 and 31 December 2009 bank loans comprised the followings:

	30.09.2010	31.12.2009
Short term borrowings
TRY bank loans	5,471	11,282
Sub total	5,471	11,282
Lone term borrowings
TRY bank loans	--	2,321
Sub total	--	2,321

Total	5,471	13,603
Analysis of bank loans' repayments is as follows:
	30.09.2010	31.12.2009
Within one year Between one to two years	5,471 --	11,282 2,321
Total	5,471	13,603
Bank Loans arise from purchases of two motor vehicles.

14.        TRADE PAYABLES

As of 30 September 2010 and 31 December 2009, trade payables comprised the followings:

	30.09.2010	31.12.2009
Suppliers Other trade payables	126,874 162	65,831 3,182
Total	127,036	69,013

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.      OTHER CURRENT LIABILITIES

As of 30 September 2010 and 31 December 2009 other current liabilities comprised the followings:

	30.09.2010	31.12.2009
Social security withholdings payable	1,819	685
Accrued expenses	1,250	--
Advances received	--	68,597
Other liabilities	5,086	2,234
Total	8,155	71,516

16.      RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 30 September 2010, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,517 effective from 1 July 2010 has been taken into consideration in calculation of provision from employment termination benefits (2009: TRY 2,365).

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

17.      SHARE CAPITAL

The shareholders and their participation percentages as of 30 September 2010 and 31 December 2009 are as follows:

	30.09.2010		31.12.2009
	Shareholding		Shareholding
	Amount	%	Amount	%
Ali Riza Tam man	2,700	3%	29,700	33%
Andrew Stuart Brabin	30,600	34%	30,600	34%
Recep Tanisman	27,000	30%	--	--
Ronald George Murphy	29,700	33%	29,700	33%
	90,000	100%	90,000	100%

Ali Riza Tam man, has transferred it shares valued USD 27,000 to Recep Tam man on 16 February 2010.

18.      SALES

The composition of sales by principal operation for the period ended as at 30 September 2010 can be summarized as follows:
30.09.2010
Clever board	631,121
Touch it board 78 inch	571,331
Touch it board 80 inch	180,825
Triumph board 78 inch	136,060
Electronic circuit	118,238
Touch it board 90 inch	93,042
Triumph board 80 inch	52,386
Touch it board 50 inch	34,484
Triumph board 50 inch	1,222
Others	26,421
Returns (-)	(2,217)
Total	1,842,913

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

19.       COST OF SALES

The composition of cost of sales by principal operations for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Direct material cost	1,076,008
Direct labour cost	50,995
General production overheads	76,091
Ending inventory (trade goods)	(516)
Depreciation	4,444
Total	1,207,022

20.      MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Export expenses Sales & marketing expenses of	(85,595)
shareholders	(42,032)
Software expenses	(32,906)
Consultancy expenses	(20,358)
Cargo expenses	(4,894)
Depreciation	(1,211)
Others	(25,770)
Total	(212,766)

21.      GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Shareholders expenses	94,606
Consulting expenses	28,841
Food expenses	2,369
Depreciation	4,595
Tax and duties	856
Retirement pay liability	247
Other	7,875
Total	139,389

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

22.      OTHER INCOME AND (EXPENSES)AET

The composition of other income and (expenses), net for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Provision for impairment of inventory	(38,092)
Non tax deductable expenses	(4,566)
Other, net	1,720
Total	(40,938)

23.       FINANCIAL EXPENSES

The composition of financial income / (expenses), net for the period ended at 30 September 2010 can be summarized as follows:

30.09.2010
Interest expenses Other banking expenses	1,156 2,729
Total	3,885

24.       FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

Capital risk management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to stakeholders through the optimization of the debt and equity balance.

The capital structure of the Company consists of debt, which includes the borrowings, cash and cash equivalents and equity, comprising issued capital, reserves and retained earnings.

	Financial	Loans and Financial	liabilities at	Carrying	Fair	Note
	assets at	receivables	amortized cost	value	value
30 September 2010	amortized cost
Financial assets Cash and cash equivalents	--	38,134	--	38,134	38,134	5
Trade receivables	--	811,767	--	811,767	811,767	6
Financial liabilities Borrowings	--	5,471	--	5,471	5,471	13
Trade payables (including related parties)	--	1,233,677	--	1,233,677	1,233,677	7-14

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010
(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

24.        FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

	Financial assets at amortized	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note
31 December 2009	cost
Financial assets Cash and cash equivalents	--	52,641	--	52,641	52,641	5
Trade receivables	--	269,394	--	269,394	269,394	6
Financial liabilities Borrowings	--	--	13,603	13,603	13,603	13
Trade payables(including related parties)	--	711,173	--	711,173	711,173	7-14

Financial risk factors

The Company's activities expose it to variety of financial risks; market risk, credit risk and liquidity risk. The Company's overall risk management program focuses on the unpredictability of financial markets seeks to minimize potential adverse effects on the Company's financial performance.

Market risk

The Company's activities expose it primarily to the financial risks of changes in foreign currency exchange rates.

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 30 September 2010 and for the year ended 31 December 2009 can be summarized as follows:

		30.09.2010		31.12.2009
	F/C	Foreign		Foreign
	Type	Currency	TRY	Currency	TRY
Cash	USD	1,000	1,451	--	--
Banks	USD	1,398	2,028	41,901	63,090
Trade receivables	USD	811,767	1,178,037	269,394	405,628
Advances Given (inventories)	USD	--	--	10,774	16,222
Trade payables	USD	(97,920)	(142,102)	(553,238)	(833,010)
Due to related parties	EURO	--	--	(904)	(1,953)
	USD	(1,106,631)	(1,605,943)	--
Due to shareholders	USD	(12,809)	(18,588)	(33,003)	(49,693)
Other current liabilities	USD	--	--	(68,598)	(103,288)
Net F/C Assets and Liabilities			(585,117)		(503,004)

TOUCH IT TECHNOLOGIES KOLLEKTIF SIRKETI
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

24.       FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

Credit risk management

Credit risk refers to the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company has adopted a policy of only dealing with creditworthy counterparties. The Company's exposure and the credit ratings of its counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst approved counterparties.
Liquidity risk management.

Liquidity risk arises from the fact that the Company may not receive funds from its counterparties at the expected time. This risk is managed by maintaining a balance between continuity of funding and flexibility through the use of overdrafts and trade receivables.

The following tables details the Company's remaining contractual maturity for its non derivative financial liabilities. The tables have drawn up based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company can be required to pay.

	Current	Noncurrent	Total
30 September 2010 Borrowings	5,471	--	5,471
Trade payables	127,036	--	127,036
Due to related parties	1,106,631	--	1,106,631
31 December 2009 Borrowings	11,282	2,321	13,603
Trade payables	69,013	--	69,013
Due to related parties	642,160	--	642,160

25.       SUBSEQUENT EVENTS

There is no subsequent event has occurred which might affect the financial statements.

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch It Education Technologies
Dis Ticaret Kollektif Sirketi Andrew Stuart Brabin ve Ortagi

Report on the Financial Statements
We have reviewed the accompanying financial statements of Touch IT Education Technologies DisTicaret Kollektif Sirketi Andrew Stuart Brabin ve Ortagi (“the Company”) which comprise the financial position as of 30 September 2010 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.
Management Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with Generally Accepted Accounting Principles in the United States of America. This responsibility includes: designing, implementing and maintaining internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

Scope of Review
Our responsibility is to express a conclusion on these financial statements based on our review. We conducted our review in accordance with International Standards on Auditing. These standards require that we comply with ethical requirements and plan and perform the review to obtain reasonable assurance whether the financial statements are free from material misstatement. A review of interim financial information consists of making inquiries, primarily of persons responsible for financial and accounting matters, and applying analytical and other review procedures. A review is substantially less in scope than an audit conducted in accordance with International Standards on Auditing and consequently does not enable us to obtain assurance that we would become aware of all significant matters that might be identified in an audit. Accordingly, we do not express an audit opinion.

Conclusion
Based on our review, nothing has come to our attention that causes us to believe that the accompanying interim financial information does not give a true and fair view of the financial position of the entity as at 30 September 2010, and of its financial performance and its cash flows for the nine months period then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

We would like to draw your attention to the following matter:

The companies are required to present interim financial information comparative with the balance sheet as of the end of the immediately preceding year and statements of income for the comparable interim periods. However since the comparable interim period has not been reviewed the accompanying income statement as of 30 September 2010 has not been prepared on a comparative basis.

Istanbul, 5 November 2010

DENGE BAGIMSIZ DENETIM
SERBEST MUHASEBECI MALIMUSAVIRLIK
Member of MAZARS

Gokhan Almaci Partner

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGII
STATEMENT OF FINANCIAL POSITION
AS OF 30 SEPTEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.09.2010	31.12.2009
ASSETS
Cash and cash equivalents	5	3,832	2,204
Trade receivables, net	6	11,127	5,408
Due from related parties	7	674,602	130,594
Due from shareholders	7	10,484	--
Inventories, net	8	271,477	93,435
Other current assets	9	99	382

Total current assets		971,621	232,023
Rights, net	10	8,400	14,976
Total non-current assets		8,400	14,976

Total assets		980,021	246,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade payables	11	49,078	1,606
Due to shareholders	7	22,499	19,924
Due to related parties	7	19,110	28,816
Other current liabilities	12	6,081	49,103

Total current liabilities		96,768	99,449
Share purchase advances	14	750,000	-
Employee termination benefits	13	686	1,041
Total long-term liabilities		750,686	1,041
Shareholders' Equity:
Share capital	15	35,500	35,500
Retained Earnings		111,009	53,743
Net income for the period		(13,942)	57,266

Total shareholders' equity		132,567	146,509

Total liabilities and shareholders' equity		980,021	246,999

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKET ANDREW STUART BRABIN VE ORTAGI

STATEMENTS OF INCOME AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.09.2010

Sales	16	834,023
Cost of sales	17	(591,527)

Gross profit		242,496

Marketing, selling and distribution expenses	17	(136,275)
General and administrative expenses	19	(136,591)

Total operating income		(30,370)

Financial income / (expense), net		(2,020)
Other income / (expense), net		9,662

Profit before provision for taxation		(22,728)

Provision for taxation - Current- Deferred

Net income for the period		(22,728)

Other comprehensive income
Currency translation differences		8,786
Total comprehensive income for the period		(13,942)

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
STATEMENT OF CASH FLOW AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

30.09.2010
Cash flow from operating activities
Net income for the period	(13,942)

Adjustments to reconcile net profit to net cash provided by operating activities:

Depreciation	6,576
Provision for employee termination benefit	(355)

Net income adjusted to non-cash items	(7,721)

Changes in operating assets and liabilities:
Change in trade receivables	(5,719)
Change in due from related parties	(544,008)
Change in due from shareholders	(10,484)
Change in inventories	(178,042)
Change in other current assets	283
Change in trade payables	47,472
Change in due to related parties	(814)
Change in due to shareholders	(6,317)
Change in other current liabilities	(43,022)

Net cash provided from operating activities	(748,372)

Cash flows from investing activities:
Purchased of property and equipment
Change in share purchase advances	750,000

Net cash provided from investing activities	750,000

Cash flows from financing activities:
Increase/(decrease) in short-term borrowings
Increase/(decrease) in long-term borrowings

Cash flows provided by financing activities

Net decrease in cash and cash equivalents	1,628

Cash and cash equivalents at the beginning of the year	2,204

Cash and cash equivalents at the end of the period	3,832

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
STATEMENT OF CHANGES IN EQUITY AS OF 30 SEPTEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Retained Earnings	Net income for the year / period	Total Shareholders' Equity
Balances at 31 December 2008	35,500	7,749	45,994	89,243

Transfer to retain earnings	--	45,994	(45,994)

Net income for the year	--	--	57,266	57,266

Balances at 31 December 2009	35,500	53,743	57,266	146,509

Transfer to retain earnings	--	57,266	(57,266)

Net income for the period	--	--	(13,942)	(13,942)

Balances at 30 September 2010	35,500	111,009	(13,942)	132,567

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)
1.	OPERATIONS OF THE COMPANY:
General

The Company established as a form of partnership (kollektif sirket). In Turkey, partnership is the association of two or more people who co-own a business for trading goods under a trade name. The co-owners have unlimited responsibility to their creditors. These forms of companies do not have minimum capital requirements.
Nature of Activities

Touch IT Education Technologies Di Ticaret Kollektif Sirketi Andrew Stuart Brabin ve Ortagi, formerly RT Lojistik Di Ticaret Kollektif Sirketi Recep Tanisman ve Ortagi; (referred as "Touch IT Education ) was established on 27 August 2007 with a "Share Transfer of Open Company and Amendment Agreement". Touch IT Education primarily engages in sales and purchases of the interactive writing board and all educational equipment.

On May 7, 2010, Touch IT Education, Touch IT Technologies and their stockholders (“Touch IT Turkey”) entered into a Share Exchange Agreement with Hotel Management Systems, Inc (“Hotel Management”), a Nevada corporation.

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”), to the shareholders of Touch IT Technology and Touch IT Education in exchange for the transfer of 100% of the shares of TouchIT Tech and Touch IT Education to Hotel Management. This exchange transaction resulted in Touch IT Technologies and Touch IT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of Touch IT Turkey own approximately 78.93% of the Hotel Management's issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Hotel  Management entered into a Subscription Agreement (the "Subscription Agreement ) with investors for the sale of shares up to the value of USD 1,500,000 (the "Purchase Price ). As a result, USD 750,000 of the Purchase Price has been recognized in Touch IT Education's balance sheet as a future obligation to one of the investors.

No changes in the shareholder structure of Touch IT Turkey have been made since the formal registration has not yet been completed.

The average number of employees of the Company as of 30 September 2010 is 8 while it was 3 as at December 31, 2009.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGIINOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, "Fair Value Measurements and Disclosure , to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after 15 December 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after 15 December 2010, its adoption will not have a material impact on the Company's financial statements.

3. BASIS OF PRESENTATION

The Company maintains its books of account and prepares its statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation and the uniform chart of accounts issued by the Ministry of Finance. The accompanying US Dollar financial statements are based on the statutory records which are obtained under the historical cost convention, with adjustments and reclassifications, for the purpose of fair presentation in accordance with Generally Accepted Accounting Principles in the United States of America (US GAAP). The Company's fiscal year ends on December 31.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGIINOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less.

Revenue recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates and returns.

Inventories

Inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to inventories held by the method most appropriate to the particular class of inventory being valued on the weighted average basis.

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making the financial and operating decisions. For the purpose of these financial statements shareholders are referred to as related parties. Related parties also included individuals that are principle owners, management and members of the Company's Board of Directors and their families.

Rights

Rights are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Taxation

Partnerships (kollektif sirketi) are incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has an Operating Licence for the exemption of income tax which is taken from Undersecretariat of The Prime Ministry for Foreign Trade, numbered TRY-149, dated 1 November.2001 and period of validation is 10 years.

Retirement pay provision

Under Turkish laws, lump sum payments are made to employees retiring or involuntarily leaving the Company. Such payments are considered as being part of defined retirement benefit plan.

The retirement benefit obligation recognised in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognised actuarial gains and losses.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGIINOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)4. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency transactions

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate income and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Following period rates are applicable as of 30 September 2010 and 31 December 2009;

	30.09.2010	31.12.2009
USD	1.4512	1.5057
EURO	1.9754	2.1603
GBP	2.2937	2.3892
Average USD	1.5143	1.5454

Leasing - the Company as lessee

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Comprehensive income

In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income . SFAS 130 is effective for years beginning after 15 June 1997. This statement provides reporting standards of comprehensive income and its components and requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The Company has adopted the provisions of SFAS No. 130 in its financial statements and adoption of this statement did not have any effect.

Financial Instruments

Pursuant to ASC 820, "Fair Value Measurements and Disclosures , and ASC 825, "Financial Instruments , an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGIINOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, trade receivables and payables, borrowings and amounts due from and due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1 inputs, which consist of quoted prices in active markets for identical assets.

5. CASH AND CASH EQUIVALENTS

As of 30 September 2010 and 31 December 2009 cash and cash equivalents comprised of the followings:

	30.09.2010	31.12.2009
Cash in hand	2,848	--
Banks	984	2,204

Total	3,832	2,204

6.	TRADE RECEIVABLES

As of 30 September 2010 and 31 December 2009 trade receivables comprised of followings:

	30.09.2010	31.12.2009
Trade receivables	11,127	5,408

Total	11,127	5,408

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7. RELATED PARTY BALANCES AND TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.09.2010	31.12.2009
Touch IT Technologies Koll. Sir. Ronald George
Murphy ve Ortaklari	536,366	25,528
Emko Yazi Tahtalan ve Egitim Gerecleri A.S.	132,236	105,066
ASB Trading	6,000	--

Total	674,602	130,594

Due from shareholders	30.09.2010	31.12.2009
Andrew Stuart Brabin	10,484	--

Total	10,484	--

Due to related parties	30.09.2010	31.12.2009
Kamron	19,110	--
Emko Yazi Tahtalan ve Egitim Gerecleri A.S.	--	28,816

Total	19,110	28,816

Due to shareholders	30.09.2010	31.12.2009
Ali Riza Tanisman	22,499	19,924

Total	22,499	19,924
Major purchases from related parties have been presented as follows:
Major purchases from related parties	30.09.2010	31.12.2009
Touch It Technologies Koll. Sir. Ronald George
Murphy ve Ortaklari	148,756	179,035
Emko Yazi Tahtalan ve Egitim Gerecleri A.S.	--	15,734

Total	148,756	194,769

Major sales to related parties	30.09.2010	31.12.2009
Emko Yazi Tahtalan ve Egitim Gerecleri A.S.	368,957	280,000
Touch IT Technologies Koll. Sir. Ronald George
Murphy ve Ortaklari	127,340	156,524

Total	496,297	436,524

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.	RELATED PARTY BALANCES AND TRANSACTIONS:

Service provided	30.09.2010	31.12.2009
Kamron Inc.	68,222
Andrew Stuart Brabin	27,934
Total	96,156

8.	INVENTORIES

As of 30 September 2010 and 31 December 2009 inventories comprised of the followings:

	30.09.2010	31.12.2009
Advances given for purchases Trade goods	205,499 65,978	45,324 48,111
Total	271,477	93,435

The insurance on the inventories as of 30 September 2010 and 31 December 2009 is USD 100,000.

9. OTHER CURRENT ASSETS:

As of 30 September 2010 and 31 December 2009 other receivables and assets comprised of prepaid expenses of USD 99 and 382 respectively.

10.	NON-CURRENT ASSETS

As of 30 September 2010 and 31 December 2009 non-current assets comprised of followings:

	30.09.2010	31.12.2009
License right Depletion allowance	35,000 (26,600)	35,500 (20,524)
Total	8,400	14,976

Rights represent the operating license obtained from Under secretariat of The Prime Ministry for Foreign Trade.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

11.  TRADE PAYABLES

As of 30 September 2010 and 31 December 2009 trade payables comprised as of the followings:

	30.09.2010	31.12.2009
Trade payables	49,078	1,606
Total	49,078	1,606

12.  OTHER CURRENT LIABILITIES

As of 30 September 2010 and 31 December 2009 other current liabilities comprised of the followings:

	30.09.2010	31.12.2009
Taxes and funds payable	2,758	--
Social security withholdings payable	2,073	929
Accrued expenses	1,250	--
Advances received	--	48,174
Total	6,081	49,103

13. RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 30 September 2010, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,517 effective from 1 January 2010 has been taken into consideration in calculation of provision from employment termination benefits (2009: TRY 2,365).

14. SHARE CAPITAL

As at 30 September 2010, the Company carries an amount of 750,000 relating to Share purchase advances. The balance is classified in the financial statements as a long-term liability.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15. SHARE CAPITAL

The issued share capital of the Company is respectively for the period ended at 30 September 2010 and for the year ended 31 December 2009 comprised as follows;

	30.09.2010		31.12.2009
	Shareholding Amount	%	Shareholding Amount	%
Andrew Stuart Brabin Ali Riza Tanisman	26,625 8,875	75% 25%	26,625 8,875	75% 25%
	35,500	100%	35,500	100%

16. SALES

The composition of sales by principal operation for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Electronic set	592,546
Remote Control for classroom	140,906
Touch IT board	44,213
Writing pad	27,913
Others	36,718
Returns (-)	(8,273)
Total	834,023

17. COST OF SALES

The composition of cost of sales by principal operations for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Cost of sales (trade goods)	(591,527)
Total	(591,527)

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

18. MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Consultancy expenses	100,995
Export expenses	20,362
Web site design expenses	8,908
Other expenses	6,010
Total	136,275

19. GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 30 September 2010 can be summarized as follows:

30.09.2010
Consultancy expenses	62,145
Salaries	38,561
Provision for doubtful receivables	18,727
Rental expenses	9,776
Depreciation expenses	6,576
Other expenses	806
Total	136,591

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

20.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

Capital risk management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to stakeholders through the optimization of the debt and equity balance. The capital structure of the Company consists of debt, which includes the borrowings, cash and cash equivalents and equity, comprising issued capital, reserves and retained earnings.

	Financial assets at		Financial
30 September 2010	amortized cost	Loans and receivables	liabilities at amortized cost	Carrying value	Fair value	Note
Financial assets Cash and cash equivalents	--	3,832	--	3,832	3,832	3,832
Trade receivables (including related parties)	--	685,729	--	685,729	685,729	685,729
Financial liabilities Trade payables (including related parties)	--	68,188	--	68,188	68,188	68,188

	Financial assets at		Financial
31 December 2009	amortized cost	Loans and receivables	liabilities at amortized cost	Carrying value	Fair value	Note
Financial assets Cash and cash equivalents	--	2,204	--	2,204	2,204	5
Trade receivables (including related parties)	--	136,002	--	136,002	136,002	6-7
Financial liabilities Trade payables (including related parties)	--	21,530	--	21,530	21,530	7-11

Financial risk factors

The Company's activities expose it to variety of financial risks; market risk, credit risk and liquidity risk. The Company's overall risk management program focuses on the unpredictability of financial markets seeks to minimize potential adverse effects on the Company's financial performance.

Market risk

The Company's activities expose it primarily to the financial risks of changes in foreign currency exchange rates.

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGIINOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

21.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 30 September 2010 and for the year ended 31 December 2009 can be summarized as follows:

		30.09.2010		31.12.2009
	F/C TYPE	Foreign Currency	TRY	Foreign Currency	TRY
Cash		150	218
Banks	USD	620	900	2,157	3,248
Due from related parties	USD	674,602	978,982	123,953	186,636
Trade receivables	USD	4,102	5,953	3,843	5,786
Due from shareholders	USD	10,484	15,214	--	--
Advances given (Inventories)	USD	67,225	97,557	45,324	68,244
Trade payables	USD	(42,953)	(61,811)
Advances received (Other current liabilities)	USD	--	--	(48,173)	(72,534)
Due to related party	USD	(19,110)	(27,732)
Share purchase advances	USD	750,000	(1,088,400)
Net F/C Assets and Liabilities			(79,119)		191,380

TOUCH IT EDUCATION TECHNOLOGIES DIS TICARET KOLLEKTIF SIRKETI ANDREW STUART BRABIN VE ORTAGI
NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

20.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

Credit risk management

Credit risk refers to the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company has adopted a policy of only dealing with creditworthy counterparties. The Company's exposure and the credit ratings of its counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst approved counterparties.

Liquidity risk management

Liquidity risk arises from the fact that the Company may not receive funds from its counterparties at the expected time. This risk is managed by maintaining a balance between continuity of funding and flexibility through the use of overdrafts and trade receivables.

The following tables details the Company's remaining contractual maturity for its non derivative financial liabilities. The tables have drawn up based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company can be required to pay.

	Current Noncurrent	Total
30 September 2010 Trade payables (including related parties) 31 December 2009 Trade payables (including related parties)	68,188 21,530	68,188 21,530

21.	SUBSEQUENT EVENTS

There is no subsequent event has occurred which might affect the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a manufacturer of touch based visual communication products for the education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards and large interactive LCD displays. Our products stand out from the competition in terms of their design, functionality and price offering.  Our customers seek our products as they provide them with a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.
In the past ___, we have designed, manufactured, launched, developed and sold 4 new products as well as established the business from scratch and equipped a factory.

COMPANY OVERVIEW

The Company manufactures touch-based visual communication products for the education and corporate worldwide marketplaces. Our products stand out from the competition in terms of their design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin.

In our first year of trading we exceeded revenues of $2m USD and we have designed, manufactured, launched and sold 4 new products as well as established the business and equipped a factory.

We believe that we are on target for annual revenue for 2010 of $4m USD. We continued to work to our forecasts with a combined Q1 through Q3 revenue of $2,676,936 The strongest quarter for our market is typically Q4. Company results for 2009 comply with this trend.

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

The Company as yet has not received the second tranche of funding in connection with the Share Exchange Agreement and subsequent Subscription Agreement.

The 1st of September saw Mr. Sean Paradis start as Director of Business Development for North America. Sean duties include the management of the new distribution partners, Douglas Stewart and D&H as well as pursuing new OEM opportunities for the Company in the USA. Sean reports directly to Ronald Murphy, President of Sales for the Company.

Q3 saw new distribution partners being appointed in the USA. There, a number of sales and OEM contracts are being concluded presently and will be announced upon signing. The Expansion in the Middle East continues to be strong with Saudi Arabia becoming an important market for the Company. The Company has seen organic growth across all of its accounts.

The Company continues its development of a new range of Interactive LCD products which are planned for launch in Q4 2010. These will include a 42” and 55” and a 65” LCD. All will be Full HD and touch-based, and may include options of multiple input “multi-touch” on these models. These models will replace the 57” which we will see an end of life during the same period. Management took the decision to broaden the LCD range due to feedback and growing demand from the markets.

The Company has almost finished the development of the TouchIT Transcribe annotation software that is aimed at the corporate market. This is scheduled to be released December 1, 2010. It will be a free download for all existing TouchIT Board and TouchIT LCD users.

The Company continues to look into the viability of an OEM offering of a content software that is suitable for both 7-11 and 11-16 age groups. If concluded, the software will be sold in conjunction with our existing products to strengthen the product line.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying financial statements include the financial statements of TouchIT Tech KS and TouchIT Ed. Although not significant, it should be noted that inter-company transactions and balances do exist and have not been consolidated. TouchIT Tech KS and TouchIT Ed together are referred to as the Company.

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

RESULTS OF OPERATIONS

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	01.01.- 09.30.2010	01.01.- 09.30.2009

NET SALES	2,676,936	1,807,348

COST OF SALES	(1,798,549)	(1,618,647)

Gross profit	878,387	188,702

SELLING EXPENSES	(349,041)	(423,242)

GENERAL AND ADMINISTRATIVE EXPENSES	(275,980)	(55,289)

Income from operations	253,366	(289,830)

OTHER INCOME AND EXPENSES, NET	(31,276)	(17,447)

FINANCIAL INCOME AND EXPENSES , NET	(5,905)	13,842

Income before taxation and currency translation gain/(loss)	216,185	(293,434)

TAXATION CHARGE
Taxation current	--	--
Deferred	--	--

CURRENCY TRANSLATION GAIN/(LOSS)	45,619	(12,279)

Net income for the period	261,804	(305,713)

OTHER COMPREHENSIVE INCOME

Total comprehensive income	261,804	(305,713)

NET SALES (REVENUE) – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, revenue has increased 48.11% or by $869,588 from $1,807,348 to $2,676,936. This increase can be attributed to an increase in sales activities from all customers on a worldwide basis, both distribution and original equipment manufacture (OEM). We are also operating in markets where we did not have any activity in 2009, for example the USA. In Q3 2009 the Company was operating on a much smaller customer base. There were no tenders or similar large ‘one-off’ sales during this period in 2010; it was regular run-rate business, which we expect to continue to grow during the remainder of 2010.

GROSS PROFIT – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, gross profit has increased by 365.49% or $689,685 from $188,702 to $878,387. This is primarily due to an increase in sales revenue, but also the fact that costs have been stabilized and production streamlined now that the product development for our core four products has been completed. We expect to continue to develop our product range throughout the course of 2010, most notably with the introduction of the new LCD range.

INCOME FROM OPERATIONS – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, income from operations has increased $543,196. This can be attributed to the setup of the factory being complete (it was still being equipped from being a shell in Q3 2009) but also product development costs were still being incurred in Q3 2009 for the core products whereas these costs have been reduced and ongoing research and development costs have been streamlined. As previously mentioned, sales efforts have increased and the number of customers on a worldwide basis for quarter ended September 30, 2010 was greater than the number of customers in the same period in 2009.

NET INCOME FOR THE PERIOD – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, NET income for the period has increased by $567,517. This was and increase from $(305,713) to $261,804. This increase can be attributed to the maintenance of margin whilst increasing sales revenue.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS
AT SEPTEMBER 30, 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	09/30/2010	09/30/2009
CURRENT ASSETS
Cash and banks	41,966	9,979
Trade receivables	822,894	193,705
Due from related parties	674,602	20,243
Due from shareholders	53,888	-
Inventories	530,116	474,612
Other current assets	4,424	2,465

Total current assets	2,127,890	701,004

NON CURRENT ASSETS
Property, plant and equipment, net	60,440	47,568
Intangible assets, net	12,731
Other non current assets	1,116
Rights, net	8,400	18,736

Total non current assets	82,687	66,304

TOTAL ASSETS	2,210,577	767,308

CURRENT LIABILITIES
Borrowings	5,471	20,790
Trade payables	176,114	110,740
Due to shareholders	59,241	108,777
Due to related parties	1,125,741	742,934
Other current liabilities	14,236	6,134

Total current liabilities	1,380,803	989,375

NON CURRENT LIABILITIES
		3,583
Reserve for retirement pay	933	848
Share purchase advances	750,000	-

Total non current liabilities	750,933	4,431

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	125,500	125,500
Retain earnings	(308,463)	(46,285)
Net income for the period	261,804	(305,713)

Total shareholders’ equity	78,841	(226,498)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	2,210,577	767,308

CURRENT ASSETS – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, total current assets have increased by 303% or $1,426,886. This increase is due to an increase in inventory holding, but also due to an increase in receivables as the sales revenue has grown. We still have to offer our customers credit to win the business. Monies due from related parties has also increased. There are some inter-company sales but also the monies due from Emko Emaye, who purchases our electronics, form a large proportion of this. There is also a large receivable from the USA where we have sent a large volume of stock to start the business.

NON-CURRENT ASSETS – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, total non-current assets have increased by 124% or $16,383. $21,188 of this increase can be attributed to plant equipment in the factory where extra production stations have been created as the factory has continued to develop to meet the sales increase. There have also been two new offices constructed, a computer server added, a show room equipped and constructed and a new LCD production area fitted out. This is to meet future demand for the products.

TOTAL ASSETS – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, total assets have increased by 288% or $1,443,269 from $521,676 to $2,210,577.

CURRENT LIABILITIES – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, total current liabilities have increased by 139% or $391,428 from $989,375 to $1,380,803. Borrowings for the quarter ended 2010 have decreased by 26% or $15,319 compared to quarter ended September 30, 2009. Trade payables have increased by 159% or $65,374 which can be attributed to an increase in inventory required to service the sales demand. Monies due to related parties have increased by 151% or $382,807 which can be attributed to an increase in raw materials purchased from Emko Emaye to service growing sales demand, along with inter-company transactions. Other current liabilities have increased by 232% or $8,102.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW
FOR QUARTERS ENDED SEPTEMBER 30, 2010 & 2009

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	09/30/2010	09/30/2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	261,804	(305,713)
Adjustments to reconcile net income to net cash provided	--	--
By operating activities:	--	--
	10,250	9,395
Provision for retirement pay	(108)	534
Depletion allowance	6,576	4,732
Changes in operating assets and liabilities	--	--
Trade receivables	(548,092)	(69,336)
Due from related parties	(544,008)	313,633
Due from shareholders	(53,888)	12,258
Inventories	(270,233)	(82,797)
Other current assets	(3,642)	4,251
	2,609	--
Trade payables	96,471	(238,040)
Due to shareholders	(16,211)	74,968
Due to related parties	463,657	285,747
Other current liabilities	(106,383)	(15,375)

Net cash generated from (used for) operating activities	(701,198)	(5,743)

CASH FLOWS FROM FINANCING ACTIVITIES
	(5,811)	14,035
	(2,321)	(4,157)
Dividends paid	--	--

Net cash (used for) provided from financing activities	(8,132)	9,878

Net cash provided from investing activities	696,451	(22,966)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,878)	(18,831)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,845	28,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	41,967	9,979

NET INCOME FOR THE PERIOD – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to quarter ended September 30, 2009, NET income for the period has increased by $567,517. This was and increase from $(305,713) to $261,804. This increase can be attributed to the maintenance of margin whilst increasing sales revenue.

NET CASH USED FOR OPERATING ACTIVITIES – For the first nine months of the financial year, quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009, NET cash used for operating activities was $(701,198) compared to $(5,743) which is an increase of $695,455. This increase is due to having to extend credit to customers, notably the USA where the payment cycle due to long delivery times from Turkey is much increased.

CASH FLOW FROM INVESTING ACTIVITIES – For the first nine months of the financial year, quarter ended September30, 2010 there was a NET cash flow of $696,451 generated from financing activities. The gross of this amount $750 000 came from an advance stock purchase relating to the reverse merger transaction that occurred on May7, 2010. The details of this transaction are detailed in the explanatory notes of this document and also in the 8K filed with the SEC on May 12, 2010.

CASH FLOW FROM FINANCING ACTIVITES – For the first nine months of the financial year, quarter ended September 30, 2010, cash flow from financing activities was $(8,132)

CASH POSITION. There was a net increase in the cash and cash equivalents of $26,035 for the beginning of the period, compared to the same period in 2009. Cash and cash equivalents at the end of the period has increased by $31,988 for quarter ended September 30, 2010 as compared to quarter ended September 30, 2009.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended September 30, 2010, the Company has not made any changes to internal control over financial reporting.

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

WE CURRENTLY HAVE A LIMITED PUBLIC FLOAT HELD BY A LIMITED NUMBER OF PERSONS.

Of our 61,630,001 issued and outstanding shares of common stock, only 12,900,000 shares are presently eligible for resale without further registration by the holders thereof or pursuant to an exemption from registration. In addition, these 12,900,000 shares are presently held by a limited number of shareholders. As a result of the relatively small size of our public float and its initial concentration in the hands of only a few people, the liquidity of the market for our common stock may be both severely limited and subject to high levels of volatility.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2010, we entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, TouchIT Education, (“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of Touch Ed, pursuant to which we issued 48,330,000 shares of our Common Stock to the shareholders of TouchIT Tech KS and TouchIT Ed in exchange for all shares held by these shareholders in TouchIT Tech KS and TouchIT Ed.   The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.   The terms of the Share Exchange Agreement are discussed more fully in Item 1.01 and 2.01 of our Current Report on Form 8-K, filed with the SEC on May 12, 2010.

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
Andrew Brabin Chief Financial Officer Dated: November 17, 2010