Form 10-K
period 2010-12-31
TouchIT Technologies, Inc.
filed 2011-03-31
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-151252

TouchIT Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2477977
(State of Incorporation)	(I.R.S. Employer Identification Number)

Istanbul Trakya Serbest Bölgesi Atatürk Bulvari Ali Riza Efendi cd., A4 Blok Çatalca, Istanbul Turkey
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: +44 207 858 1045/+90 212 768 6304

Securities registered pursuant to Section 12(b) of the Act:

None	Not Applicable
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,993,000.

The number of shares outstanding of common stock as of March 30, 2011 was 64,549,419.

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

PART I

Item 1.   Business

Business Development

TouchIT Technologies, Inc. was incorporated in the State of Nevada as “Hotel Management Systems, Inc.” (“HMSI”) in 2008.  After HMSI's fiscal year end of April 30, 2010, we entered into a Share Exchange Agreement, dated May 7, 2010 (“Share Exchange”) with TouchIT Technologies Koll Sti (“TouchIT Tech KS”),  the stockholders of TouchIT Tech KS,  TouchIT Education Koll Sti (“TouchIT Ed”), and the stockholders of TouchIT Ed whereby HMSI effectively ceased doing business as HMSI.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”).

In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into various subscription agreements (each “Subscription Agreement,” and collectively the “Subscription Agreements”) with certain investors for the sale of up to $1,500,000 of principal amount convertible promissory notes issued by our Company (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to each subscriber to purchase shares of our Common Stock.

In connection with a breach of two promissory notes associated with the Share Exchange, we cancelled the Warrants related to those promissory notes.

In connection with the Share Exchange, we changed our fiscal year end from April 30 to December 31 and amended our Articles of Incorporation to change our name to TouchIT Technologies, Inc.  This report shall cover the period of January 1 to December 31, 2010 and the description of the business and financial information provided herein will be the business and financials of TouchIT Technologies, Inc. and not HMSI, as the business was prior to the Share Exchange.

Unless the context indicates otherwise, as used herein the terms, the “Company”, “Registrant”, “we”, “our” and “us” refer to TouchIT Technologies, Inc.

Overview

We design, produce and market touch-based visual communication products. Our mission – the design and manufacture of high quality technology products under the TouchIT Technologies™ brand name. We manufacture a large range of touch screen and touch board products to suit all types of application from small liquid crystal display (“LCD”) touch-screens to large interactive whiteboard displays and audience response systems. To date, our revenues have come primarily from the sale of our Interactive Whiteboard products which we began shipping in 2009 to the worldwide market place. Most of our sales have been of the 78" TouchIT Board and original equipment manufacturer (“OEM”) equivalents that are suitable for use with almost any computer and data projector.

 We  plan to capitalize on the corporate vertical for boardroom and meeting room applications and also in the education market as there are an estimation of over a billion classrooms in the world that may develop a need for our products. In response to increased demand for interactive LCD displays, we have invested resources to expand our product line to include touch-based LCDs in 42", 55” and 65". We have also invested in the development of TouchIT Transcribe, our corporate annotation software. We  undertake OEM and original design manufacturer (“ODM”) work for partners all over the world with manufacturing facilities in Istanbul Turkey.

How We Generate Revenue

We generate revenue from the sales of goods under the TouchIT Technologies brand name that are manufactured in house or, when it is more economically viable, manufactured through 3rd party OEM contract manufacturers in China and Taiwan.

We also generate revenue from our own OEM manufacture facilities. This is where we take our existing products and rebrand them for a third party with differing degrees of customization.

Lastly, we generate revenue by charging for product design work where our team designs a new product for a customer that incorporates our technology. There is then repeat sales from this model as the customer engages the company to build its products.

Products or Services and their Markets

We offer a range of products that are designed for the education and the corporate government vertical markets. In addition, we offer our own proprietary annotation software designed for the corporate market.

TouchIT Interactive Whiteboard

TouchIT Board™ works in conjunction with a data projector and a computer to create a touch-based interactive whiteboard where the user obtains full control of a computer from the board. The TouchIT Board™ functions similar to a mouse allowing both left and right click functionality at the board. The TouchIT Board is supplied with Wizteach annotation software. The Wizteach annotation software is a 3rd party software that we purchase from Quizdom Uk Ltd based in Northern Ireland.

TouchIT LCD

The TouchIT LCD™ combines a HD display with IR touch technology to create an integrated, large format touch screen finished with a 4mm tempered glass for screen protection. The TouchIT LCD has a very small parallax enabling a much improved user experience when compared to traditional overlay products.

TouchIT Vote

TouchIT Vote™ is an radio Frequency (RF) audience response system that allows the user to obtain feedback or interaction from a class or audience to a series of questions posed with either Microsoft PowerPoint or the proprietary editor supplied. These responses can then be formulated into a series of reports where the data can be further analyzed.

TouchIT Tablet

TouchIT Tablet™ is a Radio Frequency (RF) wireless tablet that enables the user to control his/her computer from a distance with the tablet acting like a mouse.

TouchIT Transcribe Software

TouchIT Transcribe™ is the proprietary corporate annotation software supplied by us at no charge to users of the TouchIT Board™ and TouchIT LCD™. TouchIT Transcribe™ is unique in that currently on the market, there are very few pieces of software that cater directly for the corporate market.

Distribution Methods of the Products or Services

We currently maintain various distribution channels for our products in countries throughout the world. We would normally select a master distributor for a particular country where its specialty would be either the Information Technology (“IT”) Education or Audio Visual (“AV”) verticals. These master distributors usually sell on a trade-only basis to reselling companies that, in turn, supply the end user.

Status of New Product or Service

We are currently evaluating new touch technologies such as charge-couple device (“CCD”) image sensors that could be a more cost effective alternative in the future to IR. Our business strategy is to grow all three main areas of the business in tandem with the overall pursuit and development of new touch-based interactive products.

First, we hope to increase the growth of sales of our Company’s branded products through distribution partners on a worldwide basis. This involves the recruitment, training and support of the distribution partner and its resellers.

Second, we aim to grow the OEM side of the business. This involves the recruitment, product customization and rebranding, technical support and training of new OEM partners on a worldwide basis.

Third, we aim to work with a wider selection of ODM partners that recruit our services for the design and manufacture of new products under the client’s own brand name.

Business Organization

We manage our business on a central basis with all customers being supplied through our wholly owned subsidiaries, TouchIT Tech KS and TouchIT Ed, both incorporated in Turkey.

Markets & Trends In Our Business

From information obtained from Futuresource Consulting UK Ltd. (“Futuresource”), Global Interactive Whiteboard (“IWB”) sales in the fourth quarter were down 5% to approximately 197,000 IWBs. This is the first quarter in three years without a year-to-year growth.

For the year 2010, there was an increase of 21% in value and 15% volume growth with 895k IWBs sold at a value of $1.4 billion. For the year 2011, Futuresource now estimates a 12% volume and 13% value growth, with 967K IWBs at a value of $1.5 billion.

Currently, over 3.6 million IWBs have now been installed globally.  World classroom penetration has just tipped 8%, leaving 35 million of the total 39 million classrooms in the world without an IWB. There is still a large opportunity in the school sector. In the current economically unsure world, education is one thing that is globally valued. Additionally, the higher education, corporate and government markets are major unexploited opportunities.

We currently have contracts in Greece, Hungary, Spain and Ireland, which highlights the fact that the state of a country's economy can bear little relation to their implementation of educational technology. These contracts are normally financed by EU money. We are also in the process of obtaining eight additional contracts, mostly in Southern / Eastern European countries.

On February 16, 2011, our Company borrowed USD 250,000 from TCA Global Credit Master Fund pursuant to a revolving credit facility evidenced by a credit agreement with an effective date as of November 30, 2010. The Credit Agreement evidences a revolving credit facility in the maximum principal amount of USD 250,000, which subject to Lender approval, may be increased up to USD 1,000,000. The outstanding principal amount is due on February 16, 2012.

Competition

We echo the sentiments of Futuresource and feel that our competitors, the Chinese brands that are selling outside of China and India, are a reducing threat in the developed EMEA and U.S. markets.  They are making little headway because while their products are on the low-cost end of the spectrum, they are not engaged in important deals and transactions, and are only getting peripheral businesses in the industry. Furthermore, the Chinese brands are also pushing their way into developing markets such as South America and Africa; however, these developing markets offer very little opportunities for the visual communication companies.

While the examples provided above do not appear to place our Company in a competitive business situation, there are also exceptions to the Chinese brands. For instance, Julong Educational Technology Co., Ltd, which is an OEM, has a large U.S. operation and has successfully worked its way into the U.S. market.

Our greatest competitor is probably Interactive Projectors.  We are aware that they have already obtained some contracts in preference to IWBs (Finland, Estonia, Russia).  In some countries, Interactive Flat panels are also emerging.

Despite the competition we face, our Company is in a strong position to capitalise on emergence of Interactive Flat Panels with the new LCD range.

Supply of Components

Although most components essential to our Company’s business are generally available from multiple sources, certain key components including but not limited to aluminum, plastics, LCDs, certain optical infrared technology (“IR”), and integrated circuits (“ICs”) are currently obtained by our Company from single or limited sources, which subjects us to significant supply and pricing risks.

Many of these and other key components that are available from multiple sources are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, we have entered into certain agreements for the supply of key components, including, but not limited to aluminum, plastics, LCDs, certain optical IR technology, and ICs at favorable pricing. However,, there is no guarantee that we  will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, we remain subject to significant risks of supply shortages and/or price increases that can materially adversely affect its financial condition and operating results.

The TouchIT Tablet and TouchIT Vote plus printed circuit boards (“PCBs”) are assembled or are manufactured by outsourcing partners, primarily in various parts of Asia. The loss of supply from any of these suppliers or vendors, whether temporary or permanent, could materially adversely affect our business and financial condition.

Dependence on one or a few major customers

We recognize that we have a reliance on a few major customers. Most notably, Emko Emaye in Turkey and Sahara Presentation Products PLC in the UK. We do, however, expect to increase our customer base in line with our sales plan, strategy and forecast.

Patents and Trademark Licenses

We allow the use of the TouchIT Technologies brand name for trading purposes in Ireland and the UK. In Ireland, Mr. John Hughes operates TouchIT Technologies Ireland Limited. Our Company has no financial interest in this company. In the UK, Dynascreens UK Limited trades as TouchIT Technologies UK. We also have no financial interest in this company. Both the aforementioned companies use the TouchIT Technologies brand name and act as a master distributor in their respective countries.

Environmental Laws

As a third party manufacturer of visual communication products, we have not incurred or have been subject to environmental laws and expenses.

Employees

During the year, we had up to 19 employees: including 16 full-time employees such as staff and our three Officers and Directors, Mr. Andrew Brabin, Mr. Recep Tanisman and Mr. Ronald Murphy, along with the services of two part-time sales consultants.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.touchittechnologies.com/investor when such reports are available on the SEC website.

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.   Risk Factors.

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada in April 2008, under HMSI. Following the transactions described herein, we are now a manufacturer of touch based communication products for the education and corporate marketplaces.  As such, we have a limited operating history, and historical operating results may not provide a meaningful basis for evaluating the business, financial performance and prospects. We have limited assets or financial resources and/or limited operating history. Therefore, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate.

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

In order to achieve the above mentioned targets, our general strategy is to maintain and search for hard-working employees who have innovative initiatives; on the other hand, we will also keep a close eye on expanding opportunities.

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

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of our Company will be highly dependent on our ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that we will be able to attract or retain highly qualified personnel.

Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. Our inability to attract skilled management personnel and other employees as needed could have a material adverse effect on our business, operating results and financial condition. Our arrangement with our current employees is at will, meaning its employees may voluntarily terminate their employment at any time. We anticipate that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

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

We could face strong competition from our competitors in the touch technology industry who could duplicate our model.  These competitors may have substantially greater financial resources and marketing, development and other capabilities than we have.    In addition, there are very few barriers to enter into the market for our products.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources will not independently develop products that are substantially equivalent or superior to our products.  Therefore, an investment in our Company is very risky and speculative due to the competitive environment in which we intend to operate.

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

OUR FUTURE SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

We may not be able to protect unauthorized use of our intellectual property and take appropriate steps to enforce our rights.  Although management does not believe that our products infringe on the intellectual rights of others, there is no assurance that we may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  We use and intend to use the trademark “TouchIT Technology” name and logo.  We intend to file federal trademark applications for “TouchIT Technology” and to secure the Internet trade domain “TouchITtechnologies.com” and related logo. There can be no assurance that the registrations applied for will be accepted.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be assurance that we can prevent competitors from marketing the same or similar products and services.

Risks Associated with Our Shares of Common Stock

BROAD DISCRETION OF MANAGEMENT TO USE OF PROCEEDS FROM FINANCING.

Our management will have broad discretion with respect to the expenditure of the net proceeds from the financing that closed in connection with the Share Exchange Agreement. Accordingly, Subscribers will be entrusting their funds to our management, upon whose judgment they must depend, with limited information concerning the specific working capital requirements and general corporate purposes to which the funds will be ultimately applied.

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

WE CURRENTLY HAVE A LIMITED PUBLIC FLOAT HELD BY A LIMITED NUMBER OF PERSONS.

Of our 64,549,419 issued and outstanding shares of common stock, only 12,900,000 shares are presently eligible for resale without further registration by the holders thereof or pursuant to an exemption from registration. In addition, these 12,900,000 shares are presently held by a limited number of shareholders. As a result of the relatively small size of our public float and its initial concentration in the hands of only a few people, the liquidity of the market for our common stock may be both severely limited and subject to high levels of volatility.

Item 1B.   Unresolved Staff Comments.

Not Applicable.

Item 2.   Property.

We do not own any real property.  We rent approximately 2,000 square meters (m2) of factory and office space on the fifth, sixth and seventh floor of the Interfarma building in Trakya Serbest Bolge, Catalca, Istanbul. Our address is Istanbul Trakya Serbest Bölgesi Atatürk Bulvari Ali Riza Efendi cd. A4 Blok Çatalca, Istanbul, Turkey.

Item 3.   Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 4.   (Removed and Reserved).

PART II

Item 5.    Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. Our shares are quoted on the OTCBB under the symbol “TUCN.” The following table sets forth the calendar quarter indicated, the quarterly range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  Trading in our common stock in the over-the-counter market has become limited and sporadic and the quotations set forth below are not necessarily indicative of actual conditions. Further, the quotations mainly reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

Fiscal Year Ending December 30, 2010
Quarter Ended	High $	Low $
March 31, 2010	$0.000	$0.000
June 30, 2010	$0.388	$0.378
September 30, 2010	$0.286	$0.263
December 31, 2010	$0.184	$0.157

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

Record Holders of Our Common Stock

As of March 30, 2011, there were 43 stockholders of record of our common stock.

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

Item 6.   Selected Financial Data.

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation – Executive Overview

We manufacture touch-based visual communication products for the education and corporate worldwide marketplaces specializing in Interactive Whiteboards and Interactive LCDs. Our products stand out from the competition in terms of their design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.

From market data, we understand that the market for our products will continue to grow for the next five years and possibly beyond.

Interactive Whiteboard World Wide Market Overview
Data compiled by Futuresource Consulting UK Ltd, Q4 2010 Report, author - Colin Messenger

(Left axis, IWB Sales Volume (millions))                                                                                                                      (Right axis, market Value ($billions))

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

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

We maintain our books of account and prepares its statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

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

The ranges of estimated useful lives are as follows:

-	Machinery and equipment 2-6 years

-	Motor vehicles 4 years

-	Furniture, fixtures and office equipment 4-5 years

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

Company reporting year end:

Our company uses a calendar year as its fiscal year ending December 31.

Results of Operations for the years ended December 31, 2010 and December 31 2009.

	31/12/2010	31/12/2009

NET SALES	3,577,881	2,029,074
COST OF SALES	(2,502,037)	(1,742,047)
Gross profit	1,075,844	287,027
MARKETING AND SELLING EXPENSE	(504,329)	(409,386)
GENERAL AND ADMINISTRATIVE EXPENSES	(479,064)	(140,121)
Profit from operations	92,451	(262,480)
OTHER INCOME AND EXPENSES,net	24,094	6,621
FINANCIAL INCOME AND EXPENSES, net	(8,294)	(8,741)
Profit Loss before taxation and currency translation gain/(loss)	60,063	(264,600)
TAXATION CHARGE		--
Taxation current		--
Deferred		--
CURRENCY TRANSLATION GAIN/(LOSS)	60,063	2,422
Net income/(loss) for the year	105,115	(262,178)
OTHER COMPREHENSIVE INCOME		--
Total comprehensive income	165,178	(262,178)

Net Sales
Net sales for the fiscal year ended December 31, 2010 were $3,577,88, an increase of approximately $1.5 million compared to the net sales for the year ended December 31, 2009. The increase in our revenues from 2009 to 2010 was due primarily to the increase in sales of our interactive whiteboard products. This increase, $1.548,807 in sales was achieved by the adoption of new sales accounts across the world as we expanded our global reach in line with our sales strategy. 2010 saw the entry of our products into the Unites States of America which is one of the fastest growing markets in the world for Interactivity according to industry statistics. Our products are now sold into more than thirty countries.

Cost of Sales
The cost of sales for the fiscal year ended December 31, 2010 was a loss of $2,502,037, compared to a loss of $1,742,047, for the cost of sales for the fiscal year ended December 31, 2009. The increase in the cost of sales from 2009 to 2010 clearly demonstrates our ability to manage costs and the percentage increase in revenues versus the increase in cost of sales has grown disproportionally.

	31/12/2010	31/12/2009

NET SALES	3,577,881	2,029,074
COST OF SALES	(2,502,037)	(1,742,047)
As a percentage of sales	70%	86%

Marketing and Selling Expenses
Marketing and selling expenses for the fiscal year ended December 31, 2010 were a loss of $504,329 compared to a loss of $409,386 for the fiscal year ended December 31 2009. Marketing and selling expenses were up 123% from 2009 to 2010, which was primarily due to an increased customer base demanding MDF (market development funds) and also the “pay to play” culture in the USA. This is where a distributor or a reseller will charge the vendor a setup fee to get the products onto their system or charge for a internal training day for staff. These trends are currently becoming more common.

General and Administrative Expenses
General and administrative expenses for the fiscal year ended December 31, 2010 were a loss of $479,064, compared to a loss of $140,121 for the fiscal year ended December 31, 2009. General and administrative expenses increased by 341% or $338,943 from 2009 to 2010. This increase can be attributed to the cost of two new sales consultants, one based in the U.S. and one based in the Middle East. The travel expenses and monthly retainers account for approximately $25,000 a month in increased cost.

	31/12/2010	31/12/2009

MARKETING AND SELLING EXPENSE	(504,329)	(409,386)
As a percentage of revenue	14%	20%
GENERAL AND ADMINISTRATIVE EXPENSES	(479,064)	(140,121)
As a percentage of revenue	13%	7%

Operational Profit
The operational profit for the fiscal year ended December 31, 2010 was $92,451, compared to a loss of $262,480 for the fiscal year ended December 31, 2009. Operational profit was increased by $355,205 from 2009 to 2010 and this can be attributed to the increase in revenue whilst maintaining margin.

Foreign Currency Translation Adjustments
We have booked a currency gain of $116,060, which has contributed to our NET profit. This currency gain is due to the fall of the dollar against the Turkish Lira which is our primary accounting currency. This gain is booked from accounts receivable as well as on the advance share purchase in connection with the reverse merge transaction (see introductory notes).

Total Comprehensive Income
Our total comprehensive income has increased by $436,067 from a loss in 2009 of $262,178 to a profit in 2010 of $173,889. We maintained quarterly profitability throughout 2010. The reason for this increase was an increase in revenue whilst maintaining margins, as well as the development of our core product, the IWBs being complete.

	31/12/2010	31/12/2009

Cash and cash equivalents	50,556	54,845
Trade receivables, net	705,225	274,802
Due from related parties	863,395	130,594
Due from Shareholders	50,585	-
Inventories	365,643	259,883
Other current assets	1,106	782

Total current assets	2,036,510	720,906

NON CURRENT ASSETS
Rights Net	-	14,976
Property, plant and equipment, net	64,495	29,872
Intangible assets, net	25,145	-
Other non current assets	3,555	3,725

Total non current assets	93,195	48,573

TOTAL ASSETS	2,129,705	769,479

CURRENT LIABILITIES
Borrowings	2,351	11,282
Trade payables	124,745	70,619
Due to shareholders	47,257	75,584
Due to related parties	1,145,992	670,976
Other current liabilities	73,233	120,619

Total current liabilities	1,393,578	949,080

NON CURRENT LIABILITIES
Borrowings	-	2,321
Employee termination benefits	-	-
Reserve for retirement pay	1,842	1,041
Share purchase advances	750,000	-

Total non current liabilities	751,842	3,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	125,500
Retained earnings	(308,463)	(46,285)
Net income / (loss) for the period	173,899	(262,178)

Total shareholders’ equity	(7,004)	(182,963)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	3,138,416	769,479

Cash and Equivalents
Cash and equivalents remain very much unchanged from 2009 to 2010, which does indicate that there has been a restriction on working capital given the revenue growth that we have seen. We believe a lack of working capital has hindered our growth this year and we are currently evaluating new finance facilities that should be in place in early 2011 to improve our cash situation.

Trade Receivables
Trade receivables for the fiscal year ended December 31, 2010 were $705,225, compared to $274,802 for the fiscal year ended December 31, 2009. Trade receivables have increased by 256% or $430,423 from 2009 to 2010. This is the by-product of increased revenues with the industry expectations remaining prevalent of extended credit terms in order to win the business.

Related Party Transactions
Related party transactions NET for the fiscal year ended December 31, 2010 were $282,597 compared to 540,382 for the fiscal year ended December 31, 2009. Related party transactions have increased. This increase is due to inter-company transactions where TouchIT Ed supplies TouchIT Tech KS with products that it has imported and TouchIT Ed supplies Emko Emaye raw materials. TouchIT Tech KS also imports raw materials from Emko Emaye.

	31/12/2010	31/12/2009

Due from related parties	863,395	130,594
Due to related parties	1,145,992	670,976
NET Amount	282,597	540,382

Inventories
Inventories for the fiscal year ended December 31, 2010 were at a loss of $17,620, compared to $22,993 for fiscal year ended December 31, 2009. Inventories have increased from 2009 to 2010 by 140% reflecting our need to hold more stock in order to supply our larger customer base.

Overall, our Company’s current assets have increased by 282% from 2009 to 2010 or by $1,315,604.

	31/12/2010	31/12/2009

Total current assets	2,036,510	720,906

Trade Payables
Trade payables for the fiscal year ended December 31, 2010 were $54,126, compared to a loss of $272,925 for the fiscal year ended December 31, 2009. Trade Payables have increased by 176% or $54,126. Credit facilities offered by trade vendors has remained very much the same with a large proportion of our raw materials being paid for in advance.

Due to Related Parties
Due to related parties have increased from 2009 to 2010 by 170% or $475,016. This was primarily due to the increase in raw materials purchased from Emko Emaye, but also that management’s wages were invoiced from the respective tax billing entities in management’s respective tax countries. Andrew Brabin is tax resident in the United Kingdom, Recep Tanisman is tax resident in Turkey, and Ronald Murphy is Tax resident in the United States of America.

However, if we net off the amounts due from related parties against the amounts due to, we see that overall, the net amount due to related parties has decreased from $540,382 in 2009 to $282,597 in 2010.

	31/12/2010	31/12/2009

Due from related parties	863,395	130,594
Due to related parties	1,145,992	670,976
NET Amount	282,597	540,382

Our NET Income has increased by $427,356 from a loss in 2009 of $(262,178) to a profit in 2010 of $165,178. We maintained quarterly profitability throughout 2010 and were profitable before the reverse merger transaction that took place in May 2010, as referenced in the “Business” Section in Item 1.

	31/12/2010	31/12/2009

Net income / (loss) for the period	165,178	(262,178)

Liquidity and Capital Resources

	31/12/2010	31.12.2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	165,178	(262,178)
Adjustments to reconcile net income to net cash provided	--	--
By operating activities:	--	--
Depreciation and amortisation	17,516	17,133
Provision for employee benefit	801	727

Changes in operating assets and liabilities
Trade receivables, net	(430,428)	(189,816)
Due from shareholders	(773,544)	12,258
Due from related parties		203,282
Inventories	(17,620)	22,993
Other current assets	98,467	3,896
Other non current assets	331	(3,725)
Trade payables	54,126	(272,925)
Due to shareholders	54,413	30,430
Due to related parties	392,276	386,729
Other current liabilities	(47,386)	95,332
Share Purchase Advances	750,000

Net cash generated from (used for) operating activities	67,197	44,136

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(8,931)	6,815
Increase/(decrease) in long-term borrowings		(2,797)
Dividends paid

Net cash (used for) provided from financing activities	(8,931)	4,018

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(62,304)	(17,324)
Share capital increase	--	--

Net cash used for investing activities	(62,304)	(17,324)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(4,289)	30,830

CASH AND BANKS AT BEGINNING OF THE YEAR	54,845	24,015

CASH AND BANKS AT END OF THE PERIOD	50,556	54,845

Net Income
For fiscal year ended December 31, 2010, when compared to the same period in 2009, NET income for the period has increased by $427,356. This was an increase from a loss of $262,178 to a gain of $165,178. This increase can be attributed to the maintenance of margin whilst increasing sales revenue. The sales revenue predominately comes from TouchIT Interactive Whiteboards, or OEM models under a different name that are sold into distribution companies that in turn, supply to education.

Net Cash Generated from Operating Activities
For fiscal year ended December 31, 2010, when compared to the same period in 2009, NET cash generated from operating activities was $67,197 compared to $44,136 for the same period in 2009. This is an increase of $23,061. This increase was due to the stabilisation of margins.

Cash Flow Used Investing Activities
For fiscal year ended December 31, 2010, when compared to the same period in 2009, there was a NET cash flow increase of $44,980 from a loss of $17,324 to $62,304. This increase was due to investment in the construction of two new offices, an LCD production area and a showroom, as well as a refit of the production area for IWBs.

Cash Flow from Financing Activities
For fiscal year ended December 31, 2010, cash flow from financing activities was at a loss of $11,252.

Cash Position
There was a net decrease in  cash and cash equivalents of $4,289 for the beginning and the end of the period showing cash amounts that were changed by a small amount.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data.

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending December 31, 2010.

Item 9A.  Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Brabin.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2010 and their present positions.

Name	Age	Position(s) and Office(s) Held
Andrew Brabin	30	Chief Financial Officer, and Director, Secretary and Treasurer
Recep Tanisman	57	CEO and Director
Ronald George Murphy	45	Officer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Ronald Murphy has 15 years of International Sales experience and is the former Head of World-Wide Sales for Zoom Technologies, Virtual Ink and Luidia (the two latter companies being Interactive Whiteboard Manufacturers). Ronald took all three of these companies from the low millions of revenues to the tens of millions in sales revenues in less than 4 years at each company. He also has 8 years experience in the IWB marketplace.

Mr. Murphy is President of World Wide Sales at our Company where he formulates sales strategy, actively seeks new partners, and manages the sales team. Mr. Murphy also has an active role in new product development providing the requirements from feedback he receives from the markets.

Andrew Brabin has 8 years of International Sales experience and is the former Head of European Sales for Luidia, manufacturer of the eBeam IWBs. Aside from a strong technical and product design background, Mr. Brabin is also a multi-linguist. Andrew assumed the role of Chief Financial Officer in 2009 and was instrumental in the reverse merge transaction detailed in the Form 8K filed with the SEC on the 12th of May 2010, as well as leading our Company into profitability in 2010.

Mr. Brabin is the Chief Financial Officer and President of World Wide Operations of our Company. He formulates financial, product, marketing and purchasing strategy whilst managing the activities at the production facility in Turkey. Mr. Brabin also manages the public side of the business liaising with corporate council, the auditors and the investment community.

Recep Tanisman is founder and CEO of Emko Emaye www.ee.com.tr. Emko Emaye is a whiteboard manufacturer established for over 30 years in Istanbul Turkey and is the largest importer of P3 Enamel Steel in Europe. Emko manufactures and sells approximately 100,000 whiteboards / chalkboards a year and turns over $8-10m per annum. Recep has strong manufacturing background with 35 years of experience and strong manufacturing contacts.

Mr Tanisman is the CEO and provides an advisory role at our Company..

Directors

Our Bylaws authorize no less than one (1) director.  We currently have three Directors.

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

As of December 31, 2010, we have adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics have been posted and may be found on our Company’s website at www.touchittechnologies.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We presently have employment agreements with all of our named executive officers and have established a system of executive compensation. Due to financial constraints typical of those faced by a company in this stage of its growth, we have not paid the officers in full for the year 2010. These costs reside in the related party transactions (as monies owed) of our financial statements. Our Company officers draw on these monies owed when we our in a position to pay them.

As our business and operations expand and mature, we expect to be able to pay our Company officers their monthly compensation in full.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Recep Tanisman, CEO and director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000

Ronald George Murphy, Officer and Director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000

Andrew Stuart Brabin, CFO and Director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000

Narrative Disclosure to the Summary Compensation Table

In 2008 and 2009, the officers and directors did not draw salaries and only out of pocket business expenses were paid.

Employment Agreements with Executive Officers
Mr. Brabin, Mr. Murphy, and Mr. Tanisman have entered into employment agreements with our Company effective May 10, 2010. The agreements provide for a three year term with an automatic renewal for an additional year unless either party provides a written notice of non-renewal.

Andrew Brabin
The agreement provides for an annual base salary of $144,000.00. In addition, Mr. Brabin is entitled to receive an annual bonus determined by the Board of Directors along with vacation days and reimbursement for all reasonable business expenses. In the event that Mr. Brabin’s employment is terminated without cause (as defined in the agreement), change of control (as defined in the agreement), disability, or by the employee for good reason, then Mr. Brabin is entitled to an amount equal to his base salary as of his last day of employment for a period of 36 months from the date of termination. In the event that Mr. Brabin’s employment is terminated for cause or other than for good reason, he is entitled to any base salary earned but not paid through the date of termination, plus any accrued vacation time, and any other monies owed to him by the Company.

Ronald Murphy
The agreement provides for an annual base salary of $144,000.00. In addition, Mr. Murphy is entitled to receive an annual bonus determined by the Board of Directors along with vacation days and reimbursement for all reasonable business expenses. In the event that Mr. Murphy’s employment is terminated without cause (as defined in the agreement), change of control (as defined in the agreement), disability, or by the employee for good reason, Mr. Murphy is entitled to an amount equal to his base salary as of his last day of employment for a period of 36 months from the date of termination. In the event that Mr. Murphy’s employment is terminated for cause or other than for good reason, he is entitled to any base salary earned but not paid through the date of termination, plus any accrued vacation time, and any other monies owed to him by the Company.

Recep Tanisman
The agreement provides for an annual base salary of $144,000.00. In addition, Mr. Tanisman is entitled to receive an annual bonus determined by the Board of Directors along with vacation days and reimbursement for all reasonable business expenses. In the event that Mr. Tanisman’s employment is terminated without cause (as defined in the agreement), change of control (as defined in the agreement), disability, or by the employee for good reason, Mr. Tanisman is entitled to an amount equal to his base salary on his last day of employment for a period of 36 months from the date of termination. In the event that Mr. Tanisman’s employment is terminated for cause or other than for good reason, he is entitled to any base salary earned but not paid through the date of termination, plus any accrued vacation time, and any other monies owed to him by the Company.

Grants of Plan Based Award
None.

Outstanding Equity Awards At Fiscal Year-end Table
None.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brabin	144,000	0	0	0	0	0	$144,000
Ronald Murphy	144,000	0	0	0	0	0	$144,000
Recep Tanisman	144,000	0	0	0	0	0	$144,000

Narrative Disclosure to the Director Compensation Table

Due to financial constraints typical of those faced by a company in this stage of its growth, the company has not paid the officers in full for 2010. These costs reside in the related party transactions (as monies owed) of our financial statements. The company officers draw on these monies owed when the company is in a position to pay them.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans
None.

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of December 31, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 63,877,932 shares of common stock issued and outstanding on December 31, 2010.

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Andrew Brabin, UK	16,110,000	25.21%
Common	Recep Tanisman, Turkey	16,110,000	25.21%
Common	Ronald Murphy, USA	16,110,000	25.21%
Common	Total all executive officers and directors	48,330,000	75.63%

Common	5% Shareholders	None	None

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

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

Any of our promoters; and

Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2010	$16,600		$$0	$0
2009	$0		$$0	$0

We did not incur audit costs until 2010 with the preparation for the reverse merger transaction detailed in the Form 8K filed with the SEC on May 12th 2010.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a) Documents Filed. The following documents are filed as part of this Annual Report Form 10-K or incorporated by reference as indicated:

1.           Financial Statements. The financial statements of TouchIT Technologies, Inc. and its subsidiaries are filed under Item 8:

Report of Independent Registered Public Accounting Firm for TouchIT Ed	F-2

TouchIT Ed Statement of Financial Position as of December 31, 2010 and 2009	F-3

TouchIT Ed Statement of Income as of December 31, 2010 and 2009	F-4

TouchIT Ed Statement of Cash Flow as of December 31, 2010 and 2009	F-5

TouchIT Ed Statement of Changes in Equity as of December 31, 2010 and 2009	F-6

Notes to TouchIT Ed Financial Statements	F-7 - F-19

Report of Independent Registered Public Accounting Firm for TouchIT Tech KS	F-21

TouchIT Tech KS Statement of Financial Position as of December 31, 2010 and 2009	F-22

TouchIT Tech KS Statement of Income as of December 31, 2010 and 2009	F-23

TouchIT Tech KS Statement of Cash Flow as of December 31, 2010 and 2009	F-24

TouchIT Tech KS Statement of Changes in Equity as of December 31, 2010 and 2009	F-25

Notes to TouchIT Tech KS Financial Statements	F-26 - F-40

2.           Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

EXHIBIT INDEX

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation

3.2	Bylaws of TouchIT Technologies, Inc. (incorporated by reference to Exhibit 3.2 of Form S-1 filed May 29, 2008)

10.1	Share Exchange Agreement (incorporated by reference to Exhibit 2.1of Form 8-K filed on May 12, 2010)

10.2	The Credit Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 23, 2011)

21*	Subsidiaries of TouchIT Technologies, Inc.

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 TouchIT Technologies, Inc. f.k.a Hotel Management Systems, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer
March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Recep Tanisman	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
Recep Tanisman

/s/ Andrew Brabin	Chief Financial Officer, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 31, 2011
Andrew Brabin

/s/ Ronald George Murphy	Officer and Director	March 31, 2011
 Ronald George Murphy

TOUCH IT EDUCATION TECHNOLOGIES
DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI

FINANCIAL STATEMENTS
AS OF 31 DECEMBER 2010
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch It Education Technologies
Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı

Report on the Financial Statements

We have audited the accompanying financial statements of Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı  (“the Company”) which comprise the financial position as of 31 December 2010 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with International Standards on Auditing. These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the accompanying financial statements give a true and fair view of the financial position of the Company as of December 31, 2010, and of its financial performance and its cash flows for the year then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

We would like to draw your attention to the following matter:

According to Turkish Tax Legislation, service invoices issued abroad are subject to withholding tax with a rate of 20%, provided that the service has been received in Turkey. During our audit of 2010, we have determined significant amount of such invoices under the name of consultant fee and expenses totally amounting to approximately USD 218,628. However, the Company Management does not foresee any risk on the basis of the interpretation that those consultancy services have been received abroad; the Company may face possible tax risk in case of a different interpretation by the tax office

Istanbul, 8 March  2011

DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

/s/Gökhan Almacı
Partner

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF FINANCIAL POSITION
AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.12.2010	31.12.2009
ASSETS
Cash and cash equivalents	5	3,274	2,204
Trade receivables, net	6	35,288	5,408
Due from related parties	7	863,395	130,594
Due from shareholders	7	9,842	--
Inventories, net	8	191,417	93,435
Other current assets	9	221	382

Total current assets		1,103,437	232,023

Rights, net	10	13,312	14,976

Total non-current assets		13,312	14,976

Total assets		1,116,749	246,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Trade payables	11	54,211	1,606
Due to related parties	7	104,887	28,816
Due to shareholders	7	22,147	19,924
Other current liabilities	12	48,001	49,103

Total current liabilities		229,246	99,449

Share purchase advances	1	750,000	--
Employee termination benefits	13	--	1,041

Total long-term liabilities		750,000	1,041

Shareholders' Equity:
Share capital	14	37,570	35,500
Retained Earnings		111,009	53,743
Net income/ (loss) for the period		(11,076)	57,266

Total shareholders’ equity		137,503	146,509

Total liabilities and shareholders’ equity		1,116,749	246,999

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENTS OF INCOME AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.12.2010	31.12.2009

Sales	15	1,307,420	777,013
Cost of sales	16	(929,350)	(649,708)

Gross profit		378,070	127,305

Marketing and selling expenses	17	(154,275)	(24,562)
General and administrative expenses	18	(289,285)	(55,690)

Total operating income		(65,490)	47,053

Financial income / (expense), net	20	(3,043)	(2,172)
Other income / (expense), net	19	15,652	12,077

Profit before provision for taxation		(52,881)	56,958

Provision for taxation
- Current
- Deferred

Net income for the period		(52,881)	56,958

Other comprehensive income
Currency translation differences		41,805	308

Total comprehensive income for the period		(11,076)	57,266

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF CASH FLOW AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	31.12.2010	31.12.2009

Cash flow from operating activities
Net income for the period	(11,076)	57,266

Adjustments to reconcile net profit to net cash provided by operating activities:

Provision for employee termination benefit	(1,041)	727
Depreciation	1,664	8,493

Net income adjusted to non-cash items	(10,453)	66,486

Changes in operating assets and liabilities:
Change in trade receivables	(29,880)	(4,124)
Change in due from related parties	(732,801)	203,282
Change in due from shareholders	(9,842)	12,258
Change in inventories	(97,982)	(23,205)
Change in other current assets	161	321
Change in trade payables	52,605	(331,716)
Change in due to related parties	84,963	19,924
Change in due to shareholders	(6,669)	14,847
Change in other current liabilities	(1,102)	29,475

Net cash provided from operating activities	(751,000)	(12,452)

Cash flows from investing activities:
Change in share purchase advances	750,000	--

Net cash provided from investing activities	(1,000)	(12,452)

Cash flows from financing activities:
Increase of share capital	2,070	--

Cash flows provided by financing activities	2,070	--

Net decrease in cash and cash equivalents	1,070	(12,452)

Cash and cash equivalents at the beginning of the year	2,204	14,656

Cash and cash equivalents at the end of the period	3,274	2,204

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF CHANGES IN EQUITY AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Retained Earnings	Net income for the year / period	Total Shareholders' Equity

Balances at 31 December 2008	35,500	7,749	45,994	89,243

Transfer to retained earnings	--	45,994	(45,994)	--

Net income for the year	--	--	57,266	57,266

Balances at 31 December 2009	35,500	53,743	57,266	146,509

Share capital increase	2,070	--	--	2,070

Transfer to retained earnings	--	57,266	(57,266)	--

Net income for the year	--	--	(11,076)	(11,076)

Balances at 31 December 2010	37,570	111,009	(11,076)	137,503

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

1.     OPERATIONS OF THE COMPANY:

General

The Company was established as a form of partnership (kollektif şirket). In Turkey, partnership is an association of two or more people who co-own a business for trading goods under a trade name. The co-owners have unlimited responsibility to their creditors. This type of entity does not have minimum capital requirements.

Nature of Activities

Touch IT Education Technologies Dıs Ticaret Kollektif Sirketi Andrew Stuart Brabin ve Ortağı, formerly RT Lojistik Dıs Ticaret Kollektif Sirketi Recep Tanısman ve Ortağı; (referred as “Touch IT Education”) was established on 27 August 2007 with a ‘‘Share Transfer of Open Company and Amendment Agreement’’. Touch IT Education primarily engages in sales and purchases of the interactive writing board and all educational equipment.

On May 7, 2010, Touch IT Education, Touch IT Technologies and their stockholders (“Touch ITTurkey”) entered into a Share Exchange Agreement with Hotel Management Systems, Inc (“HotelManagement”), a Nevada corporation.

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of its common stock, at par value USD 0.001 per share (the “Common Stock”), to the shareholders of Touch IT Technologies and Touch IT Education in exchange for the transfer of 100% of the shares of TouchIT Technologies and Touch IT Education to Hotel Management. This exchange transaction resulted in Touch IT Technologies and Touch IT Education becoming HotelManagement. The wholly-owned subsidiaries and the stockholders of Touch IT Turkey own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Hotel Management entered into a Subscription Agreement (the “Subscription Agreement”) with investors for the sale of shares up to the value of USD 1,500,000 (the “Purchase Price”).  As a result, USD750,000 of the Purchase Price has been recognized in Touch IT Education’s balance sheet as a future obligation to one of the investors.

No changes in the shareholder structure of Touch IT Turkey has been made since registration has not yet been completed.

Average number of employees of the Company as of 31 December 2010 is 6 while it was 3 during the same time in 2009.

2.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard became effective for interim and annual reporting periods after 15 December 2009, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures, which are effective for fiscal years after 15 December 2010. This adoption of the new standard will not have a material impact on the Company’s financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

3.    BASIS OF PRESENTATION

The Company maintains its books of account and prepares its statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation and the uniform chart of accounts issued by the Ministry of Finance. The accompanying US Dollar financial statements are based on the statutory records which are obtained under the historical cost convention, with adjustments and reclassifications, for the purpose of fair presentation in accordance with Generally Accepted Accounting Principles in the United States of America (US GAAP). The Company’s fiscal year ends on December 31.

4.    SIGNIFICANT ACCOUNTING POLICIES:

Cash and cash equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less.

Revenue recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at the time of shipment. Sales are recorded as net of discounts, rebates and returns.

Inventories

Inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to inventories held by the method most appropriate to the particular class of inventory being valued on the weighted average basis.

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making the financial and operating decisions. For the purpose of these financial statements shareholders are referred to as related parties. Related parties also included individuals that are principle owners, management and members of the Company’s Board of Directors and their families.

Rights

Rights are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Taxation

Partnerships (“kollektif şirket”) are an incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating Licence for the exemption of income tax which is taken from Under secretariat of The Prime Ministry for Foreign Trade, numbered TRY-149, dated November 1, 2001 and period of validation is 15 years.

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

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency transactions

The Company’s functional and reporting currency is in United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate income and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Following period rates are applicable as of 31 December 2010 and 2009;

	31.12.2010	31.12.2009

USD	1.5460	1.5057
EURO	2.0491	2.1603
GBP	2.3886	2.3892

Average USD	1.4991	1.5454

Leasing - the Company as lessee

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Comprehensive income

In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, “Reporting Comprehensive Income”. SFAS 130 is effective as of 15 June 1997. This statement provides reporting standards of comprehensive income and its components and requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The Company has adopted the provisions of SFAS No. 130 in its financial statements and adoption of this statement did not have any effect.

Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, and ASC 825, “Financial Instruments”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

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

The Company’s financial instruments consist principally of cash, trade receivables and payables, borrowings and amounts due from and due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

5.     CASH AND CASH EQUIVALENTS

As of 31 December 2010 and 2009 cash and cash equivalents comprised of the following:

	31.12.2010	31.12.2009

Cash in hand	695	--
Banks	2,579	2,204
	0
Total	3,274	2,204

6.     TRADE RECEIVABLES

As of 31 December 2010 and 31 December 2009 trade receivables comprised of the following:

	31.12.2010	31.12.2009

Trade receivables	54,829	5,408
Provision for doubtful receivables (-)	(19,541)	--

Total	35,288	5,408

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.     RELATED PARTY BALANCES AND TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.12.2010	31.12.2009

Touch IT Technologies Koll. Şir. Ronald George Murphy ve Ortakları	587,308	25,528
Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	276,087	105,066

Total	863,395	130,594

Due from shareholders	31.12.2010	31.12.2009

Andrew Stuart Brabin	9,842	--

Total	9,842	--

Due to related parties	31.12.2010	31.12.2009

Kamron Inc	50,467	--
Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	--	28,816
ASB Trading	54,420

Total	104,887	28,816

Due to shareholders	31.12.2010	31.12.2009

Ali Rıza Tanışman	22,147	19,924

Total	22,147	19,924

Major purchases from related parties have been presented as follows:

Major purchases from related parties	31.12.2010	31.12.2009

Touch It Technologies Koll. Şir. Ronald George Murphy ve Ortakları	166,309	179,035
Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	--	15,734
Total	166,309	194,769

Major sales to related parties	31.12.2010	31.12.2009

Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	660,520	280,000
Touch IT Technologies Koll. Şir. Ronald George Murphy ve Ortakları	255,201	156,524
Total	915,721	436,524

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.     RELATED PARTY BALANCES AND TRANSACTIONS:

Service provided	31.12.2010	31.12.2009

Kamron Inc.	115,101	--
Andrew Stuart Brabin	103,527	--

Total	218,628	--

8.     INVENTORIES

As of 31 December 2010 and 2009, inventories comprised of the following:

	31.12.2010	31.12.2009

Advances given for purchases	82,156	45,324
Trade goods	109,261	48,111

Total	191,417	93,435

The insurance on the inventories as of December 31, 2010 and 2009 is USD 100,000.

9.     OTHER CURRENT ASSETS:

As of 31 December 2010 and 31 December 2009, other receivables and assets comprised of prepaid expenses of USD 221 and USD 382 respectively.

10.   NON-CURRENT ASSETS

As of 31 December 2010 and 2009, non-current assets comprised of following:

	31.12.2010	31.12.2009

License right	35,500	35,500
Depreciation allowance	(22,188)	(20,524)

Total	13,312	14,976

Rights represent the operating license obtained from Under secretariat of The Prime Ministry for Foreign Trade. The validation date of the licence has been extended from 10 year to 15 year in 2010.  The remaining useful life as of December 31, 2010 has been increased from 4 year to 9 year.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

11.   TRADE PAYABLES

As of 31 December 2010 and 2009, trade payables comprised as of the following:

	31.12.2010	31.12.2009

Trade payables	54,211	1,606

Total	54,211	1,606

12.   OTHER CURRENT LIABILITIES

As of 31 December2010 and 31 2009, other current liabilities comprised of the following:

	31.12.2010	31.12.2009

Taxes and funds payable	2,471	--
Social security withholdings payable	1,439	929
Accrued expenses	1,250	--
Advances received	40,731	48,174
Due to personnel	2,110
Total	48,001	49,103

13.   RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at December 31, 2010, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,623, effective from January 1, 2011, has been taken into consideration in calculation of provision from employment termination benefits (2009: TRY 2,517).

14.   SHARE CAPITAL

The issued share capital of the Company for the year  ended 31 December 2010 and for the year ended 31 December 2009 are comprised as follows;

	31.12.2010		31.12.2009
	Shareholding		Shareholding
	Amount	%	Amount	%

Andrew Stuart Brabin	27,050	72	26,625	75
Ali Rıza Tanışman	1,503	4	8,875	25
Recep Tanışman	7,515	20	--	--
Cansın Tanışman	751	2	--	--
Volkan Tanışman	751	2	--	--
	37,570	100	35,500	100

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.   SALES

The composition of sales by principal operation for the year ended as at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Electronic set	1,023,279	383,466
Remote Control for classroom	153,335	6,297
EBEAM whiteboard and devices	--	194,890
Touch IT board	62,288	--
Triumph board	--	173,606
Writing pad	47,745	5,067
Others	20,773	14,392

Returns (-)	--	(705)

Total	1,307,420	777,013

16.   COST OF SALES

The composition of cost of sales by principal operations for the year ended as at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Beginning inventory of trade goods	48,111	70,230
Purchases	990,500	627,589
Ending inventory of trade goods (-)	(109,261)	(48,111)

Total	929,350	649,708

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

17.   MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the year ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Shareholders expenses (*)	105,773	10,834
Export expenses	32,858	12,657
Web site design expenses	8,587	--
Other expenses	7,057	1,071

Total	154,275	24,562

(*) The balance comprises of the marketing and selling expense of Ronald George Murphy and Andrew Stuart Brabin.

18.   GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Consultancy expenses (*)	209,806	2,291
Salaries	59,176	29,378
Rental expenses	12,283	12,930
Depreciation expenses	1,664	8,493
Other expenses	6,356	2,598

Total	289,285	55,690

(*) The vast majority of the balance comprises of consultancy invoices issued by Kamron and ASB

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

19.   OTHER INCOME AND (EXPENSES), net:

The composition of other income and expenses for the years ended 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Other income	2,508	1,023
Insurance compensation income	8,301	--
Provision for doubtful receivables	(20,152)	--
Consultancy income	25,000	16,735
Other expense	(5)	(5,681)

Total	15,652	12,077

20.   FINANCIAL EXPENSES:

The composition of financial expenses, net for the years ended 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Bank charges	(3,043)	(2,172)

Total	(3,043)	(2,172)

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

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

31 December2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	3,274	--	3,274	3,274	5
Trade receivables (including related parties)	--	898,683	--	898,683	898,683	6-7

Financial liabilities
Trade payables (including related parties)	--	159,098	--	159,098	159,098	7-11

31 December 2009	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	2,204	--	2,204	2,204	5
Trade receivables (including related parties)	--	136,002	--	136,002	136,002	6-7

Financial liabilities
Trade payables (including related parties)	--	30,442	--	30,442	30,442	7-11

Financial risk factors

The Company’s activities expose itself to a variety of financial risks, including market risk, credit risk and liquidity risk. The Company’s overall risk management program focuses on the unpredictability of financial markets seeks to minimize potential adverse effects on the Company’s financial performance.

Market risk

The Company’s activities expose itself primarily to the financial risks of changes in foreign currency exchange rates.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

22.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the year ended at 31 December 2010 and for the year ended 31 December 2009 can be summarized as follows:

		31.12.2010		31.12.2009
	F/C	Foreign	TRY	Foreign	TRY
	Type	Currency		Currency

Banks	USD	2,138	3,306	2,157	3,248
	EUR	19	38

Due from related parties	USD	587,308	907,979	123,953	186,636

Trade receivables	USD	34,731	53,694	3,843	5,786

Advances given	USD	72,544	112,153	45,324	68,244
(Inventories)

Trade payables	USD	(43,480)	(67,220)	--	--

Advances received	USD	(40,731)	(62,970)	(48,173)	(72,534)
(Other current liabilities)

Due to related parties	USD	(104,887)	(162,155)	--	--

Share purchase advances	USD	(750,000)	(1,159,500)	--	--

Net F/C Assets and Liabilities			(374,675)		191,380

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

23.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

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

The following table shows details of the Company’s remaining contractual maturity for its non derivative financial liabilities. The table has drawn up based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company can be required to pay.

	Current	Noncurrent	Total
31 December 2010

Trade payables (including related parties)	159,098	--	159,098

31 December 2009

Trade payables (including related parties)	21,530	--	21,530

24.   SUBSEQUENT EVENTS

Effective of January 1, 2011, the ceiling for employee termination benefits has been capped at TRY 2,623.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI

FINANCIAL STATEMENTS
AS OF 31 DECEMBER 2010
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch IT Technologies Kollektif Şirketi
Ronald George Murphy ve Ortakları

Report on the Financial Statements

We have audited the accompanying financial statements of Touch IT Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları  (“the Company”) which comprise the financial position as of 31 December 2010 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

Scope of Review

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with International Standards on Auditing. These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the accompanying financial statements give a true and fair view of the financial position of the Company as of December 31, 2010, and of its financial performance and its cash flows for the year then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

We would like to draw your attention to the following matters:

The accompanying financial statements of the Company have been prepared on a going concern basis. However, in the accompanying financial statements, the Company’s current liabilities exceed its current assets by an amount of USD 231,259 and the total equity shows a negative balance amounting to USD 153,218 as of December 31, 2010. Accordingly, the continuity of the Company’s operations is dependent on the profitability of future operations and the existence of necessary financial support by shareholders and other creditors.

Istanbul, 8 March 2011

DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

/s/Gökhan Almacı
Partner

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF FINANCIAL POSITION
AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.12.2010	31.12.2009
ASSETS
Cash and cash equivalents	5	47,282	52,641
Trade receivables, net	6	669,937	269,394
Due from shareholders	7	40,743	--
Inventories, net	8	174,226	166,448
Other current assets	9	885	400

Total current assets		933,073	488,883

Property and equipment, net	10	64,495	29,872
Intangible assets, net	11	11,833	--
Other non-current assets	12	3,555	3,725

Total non-current assets		79,883	33,597

Total assets		1,012,956	522,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term bank loans	13	2,351	11,282
Trade payables	14	58,150	69,013
Due to shareholders	7	37,494	55,660
Due to related parties	7	1,041,105	642,160
Other current liabilities	15	25,232	71,516

Total current liabilities		1,164,332	849,631

Long-term bank loans	13	--	2,321
Employee termination benefits	16	1,842	--

Total long-term liabilities		1,842	2,321

Shareholders' Equity:
Share capital	17	90,000	90,000
Accumulated deficit		(419,472)	(100,028)
Net profit/(loss) for the period		176,254	(319,444)

Total shareholders’ equity		(153,218)	(329,472)

Total liabilities and shareholders’ equity		1,012,956	522,480

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF COMPREHENSIVE INCOME FOR THE YEARS ENDED AS OF
31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.12.2010	31.12.2009

Sales	18	2,270,461	1,252,061
Cost of sales	19	(1,572,687)	(1,092,339)

Gross profit		697,774	159,722

Marketing and selling expenses	20	(350,054)	(384,824)
General and administrative expenses	21	(189,779)	(84,431)

Total operating profit		157,941	(309,533)

Financial income / (expense), net	23	(5,252)	(6,569)
Other income / (expense), net	22	(39,745)	(5,456)

Profit before provision for taxation		112,944	(321,558)

Provision for taxation
- Current		--	--
- Deferred		--	--

Net profit for the period		112,944	(321,558)

Other comprehensive income
Currency translation differences		63,310	2,114

Total comprehensive income for the period		176,254	(319,444)

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CASH FLOW AS OF 31 DECEMBER 2010 AND31 DECEMBER 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	31.12.2010	31.12.2009

Cash flow from operating activities
Net profit for the period	176,254	(319,444)

Adjustments to reconcile net profit to net cash provided by operating activities:

Depreciation	15,852	8,640
Provision for employee termination benefit	1,842

Net profit adjusted to non-cash items	193,948	(310,804)

Changes in operating assets and liabilities:
Change in trade receivables	(400,548)	(185,692)
Change in due from shareholders	(40,743)	--
Change in inventories	(7,778)	46,198
Change in other current assets	(485)	3,575
Change in other non current assets	170	(3,725)
Change in trade payables	(10,863)	58,791
Change in due to shareholders	(18,166)	15,583
Change in due to related parties	398,945	366,805
Change in other current liabilities	(46,284)	65,857

Net cash used for operating activities	68,196	56,588

Cash flows from investing activities:
Purchased of property and equipment and intangibles	(62,304)	(17,324)

Net cash outflows from investing activities	5,892	39,264

Cash flows from financing activities:
Increase in short-term borrowings	(8,930)	6,815
Decrease in long-term borrowings	(2,321)	(2,797)

Cash outflows generated by financing activities	(11,251)	4,018

Net decrease in cash and cash equivalents	(5,359)	43,282

Cash and cash equivalents at the beginning of the year	52,641	9,359

Cash and cash equivalents at the end of the period	47,282	52,641

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CHANGES IN EQUITY AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Accumulated deficit	Net (loss) /profit for the year/ period	Total Shareholders' Equity

Opening balance as of 1 January 2009	90,000	--	(100,028)	(10,028)

Transfer to accumulated deficit		(100,028)	100,028)	--

Loss for the year 2009	--	--	(319,444)	(319,444)

Balances at 31 December 2009	90,000	(100,028)	(319,444)	(329,472)

Transfer to accumulated deficit	--	(319,444)	319,444	--

Net profit for the year 2010	--	--	176,254	176,254

Balances at 31 December 2010	90,000	(419,472)	176,254	(153,218)

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

1.     OPERATIONS OF THE COMPANY:

General

The Company was established as a form of partnership (kollektif şirket). In Turkey, partnership is an association of two or more people who co-own a business for trading goods under a trade name. The co-owners have unlimited responsibility to their creditors. This type of entity does not have minimum capital requirements.

Nature of activities

Touch IT Technologies Kollektif Sirketi Ronald George Murphy ve Ortakları (referred as“Touch IT Technologies”) was established in September 2008. Touch IT Technologies engages primarily in production and trade of technological blackboard run by infrared system.

The Company has an operating license in Trakya, Istanbul free zone area for 15 years, which commenced on 9 September 2008.

On May 7, 2010, Touch IT Education, Touch IT Technologies and their stockholders (“Touch IT Turkey”) entered into a Share Exchange Agreement with Hotel Management Systems, Inc (“Hotel Management”), a Nevada corporation.

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”), to the shareholders of Touch IT Technologies and Touch IT Education in exchange for the transfer of 100% of the shares of TouchIT Technologies and Touch IT Education to Hotel Management. This exchange transaction resulted in Touch IT Technologies and Touch IT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of Touch IT Turkey own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Hotel Management entered into a Subscription Agreement (the “Subscription Agreement”) with investors for the sale of shares up to the value of USD 1,500,000 (the “Purchase Price”). As a result, USD 750,000 of the Purchase Price has been recognized in Touch IT Education’s balance sheet as a future obligation to one of the investors.

No changes in the shareholder structure of Touch IT Turkey have been made since the formal registration has not yet been completed.

Average number of employees of the Company as of 31 December 2010 was 10 while it was 6 on December 31, 2009.

2.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard became effective for interim and annual reporting periods after 15 December 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures, which became effective for fiscal years after 15 December 2010. This adoption of the new standard will not have a material impact on the Company’s financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

3.     BASIS OF PRESENTATION

The Company maintains its books of account and prepares its statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation and the uniform chart of accounts issued by the Ministry of Finance. The accompanying US Dollar financial statements are based on the statutory records, which are obtained under the historical cost convention, with adjustments and reclassifications, for the purpose of fair presentation in accordance with Generally Accepted Accounting Principles in the United States of America (US GAAP). The Company’s fiscal year ends on December 31.

4.     SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less.

Revenue recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded as net of discounts, rebates and returns.

Inventories

Inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses, are assigned to inventories held by the method most appropriate to the particular class of inventory being valued on the weighted average basis.

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making the financial and operating decisions. For the purpose of these financial statements shareholders are referred to as related parties. Related parties also included individuals that are principle owners, management and members of the Company’s Board of Directors and their families.

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

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Borrowing costs

The historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an asset requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the asset is a part of the historical cost of acquiring the asset.

All other borrowing costs are recognized in profit or loss in the period in which they are incurred.

Taxation

Partnerships (kollektif şirket) are an incorporated body according to the Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating License for the exemption of income tax which has been taken from Under secretariat of The Prime Ministry for Foreign Trade, numbered TRY-469, dated on 9 September 2008 and period of validation is 15 years.

Foreign currency transactions

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate income and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Following period rates are applicable as of 31 December 2010 and 2009:

	31.12.2010	31.12.2009

USD	1.5460	1.5057
EURO	2.0491	2.1603
GBP	2.3886	2.3892

Average USD	1.4991	1.5454

Comprehensive income

In September 1997, the Financial Accounting Standard Board issued SFAS No. 130, “Reporting Comprehensive Income”.  SFAS 130 became effective after 15 September 1997. This statement provides reporting standards of comprehensive income and its components and requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The Company has adopted the provisions of SFAS No. 130 in its financial statements and adoption of this statement did not have any effect on the Company.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

4.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, and ASC 825, “Financial Instruments”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, trade receivables and payables, borrowings and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. It is assumed that carrying amounts of financial instruments approximate their current fair values in line with their short term nature.

5.     CASH AND CASH EQUIVALENTS

As of 31 December 2010 and 2009, cash and cash equivalents comprised of the following:

	31.12.2010	31.12.2009

Cash in hand	1,196	9,621
Banks	46,086	43,020

Total	47,282	52,641

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

6.     TRADE RECEIVABLES

As of 31 December 2010 and 31 December 2009, trade receivables comprised of the following:

	31.12.2010	31.12.2009

PROFORMANCE PRODUCTS	526,077	--
TRIUMPH BOARD S.R.O	--	204,913
Others ( less than USD 60,000)	143,860	64,481

Total	669,937	269,394

7.     RELATED PARTY BALANCES AND TRANSACTIONS

Due from shareholders has been presented as follows:

Due from shareholders	31.12.2010	31.12.2009

Recep Tanışman	40,743	--

Total	40,743	--

Due to related parties and shareholders has been presented as follows:

Due to related parties	31.12.2010	31.12.2009

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	417,709	570,532
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	587,308	25,529
Kamron Inc	36,088	46,099

Total	1,041,105	642,160

Due to shareholders	31.12.2010	31.12.2009

Ali Rıza Tanışman	22,549	22,657
Andrew Stuart Brabin	14,566	--
Recep Tanışman	379	--

Total	37,494	55,660

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.      RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms.

Major purchases from related parties have been presented as follows:

Major purchases from related parties

Trade goods	31.12.2010	31.12.2009

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	568,439	447,898
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	181,256	156,524
Total	749,695	604,422

Major sales from related parties have been presented as follows:

Major sales from related parties

Trade goods	31.12.2010	31.12.2009

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	3,507	--
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	167,270	179,035
Total	170,777	179,035

Services provided

	31.12.2010	31.12.2009

Kamron Inc.	55,364	88,181
Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	--	21,267
Total	55,364	109,448

8.      INVENTORIES:

As of 31 December 2010 and 2009, inventories comprised of the following:

	31.12.2010	31.12.2009

Raw material and supplies	196,971	120,691
Finished goods	1,534	16,045
Advances given for purchases	11,232	22,632
Other inventories	2,738	7,080
Provision for damaged and slow moving stock (-)	(38,249)	--
Total	174,226	166,448

The insurance on the inventories as of 31 December 2010 and 2009 is USD 600,000.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

9.      OTHER CURRENT ASSETS:

As of 31 December 2010 and 2009, other receivables and assets comprised of the following:

	31.12.2010	31.12.2009

Deposits and Guarantees given	400	400
Other	485	--

Total	885	400

10.    PROPERTY, PLANT AND EQUIPMENT, NET

The movement of property, plant and equipment, net as of 31 December 2010 and 2009 is as follows;

	1 January 2009	Additions	31 December 2009	Additions	31 December 2010

Cost
Machinery and equipment	3,655	--	3,655	1,483	5,139
Vehicles	12,522	16,933	29,455	--	29,455
Furniture and fixtures	5,911	391	6,302	46,165	52,467

Total	22,088	17,324	39,412	47,648	87,061

Depreciation
Machinery and equipment	(171)	(1,023)	(1,194)	(1,113)	(2,308)
Vehicles	(522)	(6,306)	(6,828)	(5,883)	(12,711)
Furniture and fixtures	(207)	(1,311)	(1,518)	(6,029)	(7,547)

Total	(900)	(8,640)	(9,540)	(13,025)	(22,566)

Net book value	21,188		29,872		64,495

The insurance on property, plant and equipment as of 31 December 2010 and 2009 is USD 10,000.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

11.    INTANGIBLE ASSETS, NET

The movement of intangible assets, net as of 31 December 2010 and 2009 is as follows;

	31 December 2009	Additions	31 December 2010

Cost
Rights	--	10,774	10,774
Other tangible assets	--	3,885	3,885

Total	--	14,659	14,659

Depreciation
Rights	--	2,394	2,394
Other tangible assets	--	432	432

Total	--	2,826	2,826

Net book value	--		11,833

12.    OTHER NON CURRENT ASSETS:

As of 31 December 2010 and 2009, non-current assets comprised of the prepaid expenses of USD 3,555 and USD 3,725 respectively.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

13.    BANK LOANS

As of 31 December 2010 and 31 December 2009, bank loans comprised of the following:

	31.12.2010	31.12.2009

Short term borrowings
TRY bank loans	2,351	11,282

Sub total	2,351	11,282

Long term borrowings
TRY bank loans	--	2,321

Sub total	--	2,321

Total	2,351	13,603

Analysis of bank loans’ repayments is as follows:

	31.12.2010	31.12.2009

Within one year	2,351	11,282
Between one to two years	--	2,321

Total	2,351	13,603

Bank Loans arise from purchases of two motor vehicles.

14.    TRADE PAYABLES

As of 31 December 2010 and 2009, trade payables comprised of the following:

	31.12.2010	31.12.2009

Suppliers	58,150	65,831
Other trade payables	--	3,182

Total	58,150	69,013

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.    OTHER CURRENT LIABILITIES

As of 31 December 2010 and 2009, other current liabilities comprised of the following:

	31.12.2010	31.12.2009

Social security withholdings payable	6,010	685
Due to personnel	7,056	--
Accrued expenses	1,350	--
Advances received	10,776	68,597
Other liabilities	40	2,234

Total	25,232	71,516

16.    RESERVE FOR EMPLOYEE TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as of 31 December 2010, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,517 effective from 1 July 2010 has been taken into consideration in calculation of provision from employment termination benefits (2009: TRY 2,365).

The principal actuarial assumptions used at the statement of financial positions dates are as follows:

	31.12.2010	31.12.2009

Discount rate	10.00%	11.00%
Expected rates of salary / limit increases	5.1%	4.80%

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

17.    SHARE CAPITAL

The shareholders and their participation percentages as of 31 December 2010 and 2009 are as follows:

	31.12.2010		31.12.2009
	Shareholding		Shareholding
	Amount	%	Amount	%

Ali Rıza Tanışman	2,676	2.97%	29,700	33.00%
Andrew Stuart Brabin	30,324	33.70%	30,600	34.00%
Recep Tanışman	26,757	29.73%	--	--
Ronald George Murphy	29,432	32.70%	29,700	33.00%
Cansın Tanışman	811	0.90%	--	--
	90,000	100.00%	90,000	100.00%

18.    SALES

The composition of sales by principal operation for the year ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Clever board	887,639	42,034
Touch it board 78 inch	628,105	254,816
Touch it board 80 inch	179,794	17,533
Triumph board 78 inch	136,867	423,203
Electronic circuit	222,100	--
Touch it board 90 inch	121,048	9,462
Triumph board 80 inch	53,182	330,937
Touch it board 50 inch	34,589	17,578
Triumph board 50 inch	1,244	5,880
RM easyboard 78 inch	--	120,423
Triumph board 90 inch	--	34,114
RM easyboard 50 inch		9,299
Others	23,807	64,566

Returns and discounts(-)	(17,914)	(77,784)

Total	2,270,461	1,252,061

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

19.    COST OF SALES

The composition of cost of sales by principal operations for the year ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Direct material cost	1,334,558	1,028,469
Direct labor cost	125,833	23,697
General production overheads	108,283	51,715
Ending inventory (trade goods)	(1,534)	(16,045)
Depreciation	5,547	4,503

Total	1,572,687	1,092,339

20.    MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the year ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Export expenses	156,185	169,528
Sales & marketing expenses of shareholders	45,748	109,381
Software expenses	44,506	--
Fair expense	--	36,849
Salaries	--	8,782
Consultancy expenses	24,333	--
Cargo expenses	5,626	6,208
Depreciation	748	2,780
Others	72,908	51,296

Total	350,054	384,824

21.    GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the year ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2010

Shareholders expenses	102,632	46,200
Consulting expenses	57,877	20,315
Food expenses	5,057	3,132
Depreciation	9,556	1,357
Tax and duties	931	918
Employee termination benefits	1,842	--
Other	11,533	12,509
Total	189,428	84,431

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

22.    OTHER INCOME AND (EXPENSES), NET

The composition of other income and (expenses), net for the year ended as of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Provision for impairment of inventory	(38,249)	--
Non tax deductable expenses	(4,990)	(10,516)
Other income	3,494	5,060

Total	(39,745)	(5,456)

23.    FINANCIAL EXPENSES

The composition of financial expenses for the year ended of 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Interest expenses	1,224	4,284
Other banking expenses	4,028	2,285

Total	5,252	6,569

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

31 December 2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	47,282	--	47,282	47,282	5
Trade receivables	--	669,937	--	669,937	669,937	6

Financial liabilities
Borrowings	--	--	2,351	2,351	2,351	13
Trade payables (including related parties)	--	1,111,639	--	1,111,639	1,111,639	7-14

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

24.    FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

31 December 2009	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	52,641	--	52,641	52,641	5
Trade receivables	--	269,394	--	269,394	269,394	6

Financial liabilities
Borrowings	--	--	13,603	13,603	13,603	13
Trade payables(including related parties)	--	711,173	--	711,173	711,173	7-14

Financial risk factors

The Company’s activities expose itself to a variety of financial risks, including market risk, credit risk and liquidity risk. The Company’s overall risk management program focuses on the unpredictability of financial markets seeks to minimize potential adverse effects on the Company’s financial performance.

Market risk

The Company’s activities expose it primarily to the financial risks of changes in foreign currency exchange rates.

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended  31 December 2010 and for the year ended 31 December 2009 can be summarized as follows:

		31.12.2010		31.12.2009
	F/C Type	Foreign Currency	TRY	Foreign Currency	TRY

Cash	USD	-	-	--	--
Banks	USD	45,538	70,401	41,901	63,090
	EUR	78	160
Trade receivables	USD	669,937	1,035,723	269,394	405,628
Advances Given (inventories)	USD	-	-	10,774	16,222
		31,302	48,393	-	-

Trade payables	USD	(23,829)	(36,839)	(553,238)	(833,010)
Due to related parties	USD	(1,039,944)	(1,607,753)	-	-
	EUR			(904)	(1,953)
Due to shareholders	USD	(9,170)	(14,177)	(33,003)	(49,693)
Other current liabilities	USD	(10,776)	(16,660)	(68,598)	(103,288)

Net F/C Assets and Liabilities			(520,752)		(503,004)

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

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

The following tables details the Company’s remaining contractual maturity for its non derivative financial liabilities. The tables have drawn up based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company can be required to pay.

	Current	Noncurrent	Total
31 December 2010

Borrowings	2,351	--	2,351
Trade payables	70,534	--	70,534
Due to related parties	1,041,105	--	1,041,105

31 December 2009

Borrowings	11,282	2,321	13,603
Trade payables	69,013	--	69,013
Due to related parties	642,160	--	642,160

25.    SUBSEQUENT EVENTS

On February 16, 2011, the Company has borrowed USD 250,000 from TCA Global Credit Master Fund pursuant to a revolving credit facility evidenced by a Credit Agreement with an effective date as of November 30, 2010. The Credit Agreement evidences a revolving credit facility in the maximum principal amount of USD 250,000, which subject Lender approval may be increased up to USD 1,000,000. The outstanding principal amount is due on February 16, 2012.

Effective from January 1, 2011, the ceiling for employee termination benefits has been capped at TRY 2,623.

 ======================