Form 10-Q
period 2011-03-31
TouchIT Technologies, Inc.
filed 2011-05-16
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,549,419 shares of common stock outstanding as of May 16, 2011.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) was incorporated in the State of Nevada as “Hotel Management Systems, Inc.”  On May 7, 2010, the Company entered into a share exchange agreement, with TouchIT Technologies Koll Sti (“TouchIT Tech KS”), TouchIT Education Koll Sti (“TouchIT Ed”)(“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of TouchIT Tech KS and Touch Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”), all as disclosed on Form 8-K filed by the Company with the Securities and Exchange Commission on May 24, 2010.  See “Recent Developments”.  Subsequently, the Registrant amended its Articles of Incorporation to change its name to TouchIT Technologies, Inc., as disclosed on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2010.

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

PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements.

TOUCHIT TECHNOLOGIES KS & TOUCH IT EDUCATION TECHNOLOGIES KS
COMBINED BALANCE SHEETS
FOR THE PERIODS ENDED 31 MARCH 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	31/03/2011	31/12/2010	31/03/2010	31/12/2009

Cash and cash equivalents	27,954	50,556	52,383	54,845
Trade receivables, net	365,234	705,225	426,491	274,802
Due from related parties	484,459	863,395	357,013	130,594
Due from Shareholders	49,827	50,585	21,399	-
Inventories	612,991	365,643	243,783	259,883
Other current assets	4,561	1,106	4,445	782

Total current assets	1,545,026	2,036,510	1,105,514	720,906

NON CURRENT ASSETS
				14,976
Property, plant and equipment, net	64,051	64,495	27,446	29,872
Intangible assets, net	33,403	25,145	-	-
Rights	-	-	12,855
Other non current assets	153	3,555	92	3,725

Total non current assets	97,607	93,195	40,393	48,573

				-
TOTAL ASSETS	1,642,633	2,129,705	1,145,907	769,479

CURRENT LIABILITIES
Borrowings	587	2,351	11,317	11,282
Trade payables	205,295	124,745	61,328	70,619
Due to shareholders	60,448	47,257	68,469	75,584
Due to related parties	807,120	1,145,992	814,323	670,976
Other current liabilities	54,209	73,233	302,326	120,619

Total current liabilities	1,127,659	1,393,578	1,257,763	949,080

NON CURRENT LIABILITIES
Borrowings	-	-	597	2,321
Employee termination benefits	1,373	-	-	-
Reserve for retirement pay	-	1,842	493	1,041
Share purchase advances	750,000	750,000	-	-

Total non current liabilities	751,373	751,842	1,090	3,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	35,500	125,500
Retained earnings	(143,285)	(308,463)	111,009	(46,285)
Net income / (loss) for the period	(220,684)	173,899	78,675	(262,178)

Total shareholders’ equity	(236,399)	(7,004)	225,184	(182,963)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	(1,642,633)	3,138,416	485,220	769,479

TOUCHIT TECHNOLOGIES KS & TOUCH IT EDUCATION TECHNOLOGIES KS
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 MARCH 2011 AND 2010 & YEARS ENDED 31 DEC 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2011	31/12/2010	31/03/2010	31/12/2009

NET SALES	773,658	3,577,881	1,046,011	2,029,074
COST OF SALES	(556,766)	(2,502,037)	(719,035)	(1,742,047)
Gross profit	216,892	1,075,844	326,976	287,027
MARKETING AND SELLING EXPENSE	(293,399)	(504,329)	(179,608)	(409,386)
GENERAL AND ADMINISTRATIVE EXPENSES	(86,852)	(479,064)	(75,100)	(140,121)
Profit from operations	(163,359)	92,451	72,268	(262,480)
OTHER INCOME AND EXPENSES, net	(46,836)	24,094	(233)	6,621
FINANCIAL INCOME AND EXPENSES, net	(1,449)	(8,294)	(2,237)	(8,741)
Profit Loss before taxation and currency translation gain/(loss)	(211,644)	60,063	69,798	(264,600)
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	(9,039)	60,063	219	2,422
Net income/(loss) for the year	(211,644)	105,115	70,017	(262,178)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	(220,683)	165,178	70,236	(262,178)

TOUCHIT TECHNOLOGIES KS & TOUCH IT EDUCATION TECHNOLOGIES KS
COMBINED STATEMENTS OF CASH FLOW
FOR THE PERIODS ENDED 31 MARCH 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2011	31/12/2010	31/03/2010	31.12.2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(220,683)	165,178	70,017	(262,178)
Adjustments to reconcile net income to net cash provided
By operating activities:
Depreciation and amortisation	7,431	17,516	4,547	17,133
Provision for employee benefit	(469)	801	(548)	727

Changes in operating assets and liabilities
Trade receivables, net	339,990	(430,428)	(151,689)	(189,816)
Due from shareholders	(33,340)	(773,544)	(72,113)	12,258
Due from related parties	379,679		(238,293)	203,282
Inventories	(217,422)	(17,620)	74,942	22,993
Other current assets	3,376	98,467	3,716	3,896
Other non current assets		331		(3,725)
Trade payables	92,934	54,126	(9,291)	(272,925)
Due to shareholders	(336,735)	54,413	(7,115)	30,430
Due to related parties	(1,330)	392,276	143,347	386,729
Other current liabilities	(19,024)	(47,386)	181,707	95,332
Share Purchase Advances		750,000

Net cash generated from (used for) operating activities	(5,593)	67,197	(773)	44,136

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(1,764)	(8,931)	35	6,815
Increase/(decrease) in long-term borrowings	--		(1,724)	(2,797)
Dividends paid

Net cash (used for) provided from financing activities	(1,764)	(8,931)	(1,689)	4,018

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(15,245)	(62,304)	0	(17,324)
Share capital increase

Net cash used for investing activities	(15,245)	(62,304)	0	(17,324)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(22,602)	(4,289)	(2,462)	30,830

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845	54,845	24,015

CASH AND BANKS AT END OF THE PERIOD	27,954	50,556	52,383	54,845

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI

FINANCIAL STATEMENTS
AS OF 31 MARCH 2011
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch IT Technologies Kollektif Şirketi
Ronald George Murphy ve Ortakları

Report on the Financial Statements

We have reviewed the accompanying financial statements of Touch IT Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları (“the Company”) which comprise the financial position as of 31 March 2011 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

Conclusion

Based on our review, nothing has come to our attention that causes us to believe that the accompanying interim financial information does not give a true and fair view of the financial position of the Company as at 31 March 2011, and of its financial performance and its cash flows for the three months period then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

We would like to draw your attention to the following matters:

The accompanying financial statements of the Company have been prepared on a going concern basis. However, in the accompanying financial statements, the Company’s current liabilities exceed its current assets by an amount of USD 341,535 and the total equity shows a negative balance amounting to USD 258,120 as of March 31, 2011. Accordingly, the continuity of the Company’s operations is dependent on the profitability of future operations and the existence of necessary financial support by shareholders and other creditors.

Istanbul, 12 May 2011

DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

Gökhan Almacı
Partner

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF FINANCIAL POSITION AS OF 31 MARCH 2011 AND 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.03.2011	31.12.2010
ASSETS
Cash and cash equivalents	5	13,448	47,282
Trade receivables, net	6	355,128	669,937
Due from shareholders	7	40,000	40,743
Inventories, net	8	207,581	174,226
Other current assets	9	4,315	885

Total current assets		620,472	933,073

Property, plant and equipment, net	10	64,051	64,495
Intangible assets, net	11	20,584	11,833
Other non-current assets	12	153	3,555

Total non-current assets		84,788	79,883

Total assets		705,260	1,012,956
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term bank loans	13	587	2,351
Trade payables	14	175,971	58,150
Due to shareholders	7	37,688	37,494
Due to related parties	7	703,757	1,041,105
Other current liabilities	15	44,004	25,232

Total current liabilities		962,007	1,164,332

Employee termination benefits	16	1,373	1,842

Total long-term liabilities		1,373	1,842

Shareholders' Equity:
Share capital	17	90,000	90,000
Accumulated deficit		(243,218)	(419,472)
Net profit / (loss) for the period		(104,902)	176,254

Total shareholders’ equity		(258,120)	(153,218)

Total liabilities and shareholders’ equity		705,260	1,012,956

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF COMPREHENSIVE INCOME FOR THE THREE MONTHS PERIOD ENDED AS OF 31 MARCH 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.03.2011	31.03.2010

Sales	18	470,451	739,356
Cost of sales	19	(337,707)	(517,730)

Gross profit		132,744	221,626

Marketing and selling expenses	20	(178,406)	(164,564)
General and administrative expenses	21	(41,290)	(67,163)

Total operating loss		(86,952)	(10,101)

Financial expenses	23	(1,449)	(1,668)
Other income / (expense), net	22	(13,597)	(417)

Loss before provision for taxation		(101,998)	(12,186)

Provision for taxation
- Current		--	--
- Deferred		--	--

Net loss for the period		(101,998)	(12,186)

Other comprehensive income
Currency translation differences		(2,904)	3,528

Total comprehensive income / (loss) for the period		(104,902)	(8,658)

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CASH FLOWS AS OF 31 MARCH 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	31.03.2011	31.03.2010
Cash flow from operating activities
Net loss for the period	(104,902)	(8,658)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	6,938	2,426
Provision for employee termination benefit	(469)	367

Net loss adjusted to non-cash items	(98,433)	(5,865)

Changes in operating assets and liabilities:
Change in trade receivables	314,808	(97,959)
Change in due from shareholders	743	(11,874)
Change in inventories	(33,355)	(62,588)
Change in other current assets	(3,429)	(3,746)
Change in other non current assets	3,402	3,633
Change in trade payables	117,821	(16,228)
Change in due to shareholders	194	12,809
Change in due to related parties	(337,348)	150,704
Change in other current liabilities	18,772	902

Net cash used for operating activities	(16,825)	(30,212)

Cash flows from investing activities:
Purchased of property and equipment	(15,245)	--

Net cash outflows from investing activities	(15,245)	--

Cash flows from financing activities:
Increase in short-term borrowings	(1,764)	35
Decrease in long-term borrowings	--	(1,724)

Cash outflows generated by financing activities	(1,764)	(1,689)

Net decrease in cash and cash equivalents	(33,834)	(31,901)

Cash and cash equivalents at the beginning of the period	47,282	52,641

Cash and cash equivalents at the end of the period	13,448	20,740

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CHANGES IN EQUITY AS OF 31 MARCH 2011 AND 31 DECEMBER 2010

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Accumulated deficit	Net loss for the year/ period	Total Shareholders' Equity

Opening balance as of 1 January 2010	90,000	(100,028)	(319,444)	(329,472)

Transfer to accumulated deficit	--	(319,444)	319,444	--

Net profit (loss) for the year 2010	--	--	176,254	176,254

Balances at 31 December 2010	90,000	(419,472)	176,254	(153,218)

Transfer to accumulated deficit	--	176,254	(176,254)	--

Net profit / (loss) for the three months period of 2011	--	--	(104,902)	(104,902)

Balances at 31 March 2011	90,000	(243,218)	(104,902)	(258,120)

The accompanying notes form an integral part of these financial statements.

1.	OPERATIONS OF THE COMPANY:

General

The Company established as a form of partnership (kollektif şirket). In Turkey, partnership is the association of two or more people who co-own a business for trading goods under a trade name. The co-owners have unlimited responsibility to their creditors. This form of companies does not have minimum capital requirements.

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

Average number of employees of the Company as of 31 March 2010 is 11 while it was 10 as at December 31, 2010.

2.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after 15 December 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after 15 December 2010, its adoption will not have a material impact on the Company’s financial statements.

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

Change in Accounting Estimates;

In previous period the depreciation expense was presented under both in marketing & selling expense and administrative expense rather than administrative expense. The administrative personnel wages was presented under the direct labor cost rather than administrative expenses.

The change in accounting estimates had the following impact on the opening figures;

	Administrative expense	Marketing expense	Cost of Sales
Balances as reported at 31 March 2010	59,818	165,485	524,154
Classification	7,345	(921)	(6,424)
Restated balance at 31 March 2010	67,163	164,564	517,730

4.	SIGNIFICANT ACCOUNTING POLICIES

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

Taxation

Partnerships (kollektif şirket) are incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating License for the exemption of income tax which has been taken from Undersecretariat of The Prime Ministry for Foreign Trade, numbered TRY-469, dated on 9 September 2008 and period of validation is 15 years.

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

Following period rates are applicable as of 31 March 2011 and 31 December 2010:

	31.03.2011	31.12.2010

USD	1.5483	1.5460
EURO	2.1816	2.0491
GBP	2.4845	2.3886

Average USD	1.5741	1.4991

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

5.	CASH AND CASH EQUIVALENTS

As of 31 March 2011 and 31 December 2010 cash and cash equivalents comprised of the followings:

	31.03.2010	31.12.2010

Cash in hand	981	1,196
Banks	12,467	46,086

Total	13,448	47,282

6.	TRADE RECEIVABLES

As of 31 March 2011 and 31 December 2010 trade receivables comprised of followings:

	31.03.2011	31.12.2010

Proformance Products	275,384	526,077
Others ( less than USD 60,000)	79,744	143,860

Total	355,128	669,937

7.	RELATED PARTY TRANSACTIONS

Due from shareholders has been presented as follows:

Due from shareholders	31.03.2011	31.12.2010

Recep Tanışman	40,000	40,743

Total	40,000	40,743

Due to related parties and shareholders has been presented as follows:

Due to related parties	31.03.2011	31.12.2010

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	336,172	417,709
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	319,497	587,308
Kamron Inc	36,088	36,088
International RT	12,000	0

Total	703,757	1,041,105

Due to shareholders	31.03.2011	31.12.2010

Ali Rıza Tanışman	22,516	22,549
Andrew Brabian Stuart	14,795	14,566
Recep Tanışman	377	379

Total	37,688	37,494

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms

Major purchases and service provided from related parties have been presented as follows:

Major purchases from related parties

Trade goods	31.03.2011	31.03.2010

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	139,583	--
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	78,225	123,968

Total	217,808	123,968

Services provided	31.03.2011	31.03.2010

Kamron Inc.	--	--
Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	372	--
International TR	36,000	--
Total	36,372	--

Major sales to related parties have been presented as follows:

	31.03.2011	31.03.2010

Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	57,211	--
Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	271	99,896

	57,482	99,896

8.	INVENTORIES:

As of 31 March 2011 and 31 December 2010 inventories comprised of the followings:

	31.03.2011	31.12.2010

Raw material and supplies	250,255	196,971
Finished goods	201	1,534
Advances given for purchases	4,868	11,232
Other inventories	3,008	2,738
Provision for damaged and slow moving stock (-)	(50,751)	(38,249)
Total	207,581	174,226

The insurance on the inventories as of 31 March 2011 and 31 December 2010 is USD 600,000.

9.	OTHER CURRENT ASSETS:

As of 31 March 2011 and 31 December 2010 other receivables and assets comprised of the followings:

	31.03.2011	31.12.2010

Prepaid insurance expense	3,429	--
Deposits and Guarantees given	400	400
Other	485	485

Total	4,314	885

10.	PROPERTY, PLANT AND EQUIPMENT, NET

The movement of property, plant and equipment, net as of 31 March 2011 and 31 December 2010 is as follows;

	1 January 2010	Additions	31 December 2010	Additions	31 March 2011

Cost
Machinery and equipment	3,655	1,483	5,139	0	5,139
Vehicles	29,455	--	29,455	0	29,455
Furniture and fixtures	6,302	46,165	52,467	4,013	56,480

Total	39,412	47,648	87,061	4,013	91,074

Depreciation
Machinery and equipment	(1,194)	(1,113)	(2,308)	(205)	(2,513)
Vehicles	(6,828)	(5,883)	(12,711)	(1,630)	(14,341)
Furniture and fixtures	(1,518)	(6,029)	(7,547)	(2,622)	(10,169)

Total	(9,540)	(13,025)	(22,566)	(4,457)	(27,023)

Net book value	29,872		64,495		64,051

The insurance on property, plant and equipment as of 31 March 2011 and 31 December 2010 is USD 10,000.

11.	INTANGIBLE ASSETS, NET

The movement of intangible assets, net as of 31 March 2011 and December 2010 is as follows;

	1 January 2010	Additions	31 December 2010	Additions	31 March 2011

Cost
Rights	--	10,774	10,774	11,232	22,006
Other tangible assets	--	3,885	3,885	--	3,885

Total	--	14,659	14,659	11,232	25,891

Depreciation
Rights	--	(2,394)	(2,394)	(1,834)	(4,228)
Other tangible assets	--	(432)	(432)	(647)	(1,079)

Total	--	(2,826)	(2,826)	(2,481)	(5,307)

Net book value	--		11,833		20,584

12.	OTHER NON CURRENT ASSETS:

As of 31 March 2011 and 31 December 2010 non-current assets comprised of the prepaid expenses of USD 153 and USD 3,555 respectively.

13.	BANK LOANS

As of 31 March 2011 and 31 December 2010 bank loans comprised the followings:

	31. 03.2011	31.12.2010

Short term borrowings
TRY bank loans	587	2,351

Sub total	587	2,351

Long term borrowings
TRY bank loans	--	--

Sub total	--	--

Total	587	2,351

Analysis of bank loans’ repayments is as follows:

	31.03.2011	31.12.2010

Within one year	587	2,351
Between one to two years	--	--

Total	587	2,351

Bank Loans arise from purchases of two motor vehicles.

14.	TRADE PAYABLES

As of 31 March 2011 and 31 December 2010, trade payables comprised the followings:

	31.03.2011	31.12.2010

Suppliers	175,971	58,150
Other trade payables	--	--

Total	175,971	58,150

15.	OTHER CURRENT LIABILITIES

As of 31 March 2011 and 31 December 2010 other current liabilities comprised the followings:

	31.03.2011	31.12.2010

Social security premiums & withholding taxes payable	5,447	6,010
Due to personnel	7,644	7,056
Accrued expenses	1,625	1,350
Advances received	29,248	10,776
Other liabilities	40	40

Total	44,004	25,232

16.	RESERVE FOR EMPLOYEE TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 31 March 2011, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,623 effective from 1 January 2011 has been taken into consideration in calculation of provision from employment termination benefits (2010: TRY 2,517).

The principal actuarial assumptions used at the statement of financial position s dates are as follows:

	31.03.2011	31.12.2010
Discount rate	10.00%	10.00%
Expected rates of salary / limit increases	5.1%	5.1%

17.	SHARE CAPITAL

The shareholders and their participation percentages as of 31 March 2011 and 31 December 2010 are as follows:

	31.03.2011		31.12.2010
	Shareholding		Shareholding
	Amount	%	Amount	%
Ali Rıza Tanışman	2,676	2.97%	2,676	2.97%
Andrew Stuart Brabin	30,324	33.70%	30,324	33.70%
Recep Tanışman	26,757	29.73%	26,757	29.73%
Ronald George Murphy	29,432	32.70%	29,432	32.70%
Cansın Tanışman	811	0.90%	811	0.90%
	90,000	100.00%	90,000	100.00%

18.	SALES

The composition of sales by principal operation for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Clever board	337,124	240,674
Triumph board 78 inch	--	135,378
Touch it board 78 inch	73,514	68,779
Touch it board 80 inch	--	58,354
Triumph board 80 inch	--	52,123
Touch it board 90 inch	1,911	48,654
Touch it board 50 inch	3,242	20,989
Triumph board 50 inch	--	1,216
Electronic circuit	53,678	96,169
Others	982	17,020

Returns (-)	--	--

Total	470,451	739,356

19.	COST OF SALES

The composition of cost of sales by principal operations for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Direct material cost	238,013	491,248
Direct labor cost	18,869	6,512
General production overheads	27,129	23,451
Ending inventory (trade goods)	(2,304)	(4,649)
Depreciation	1,835	1,168

Cost of Good Sold	283,542	517,730
Cost of Raw Materials Sold	54,165	--
Total Cost of Sales	337,707	517,730

20.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Export expenses	31,384	126,947
Sales & marketing expenses of shareholders	--	14,593
Commission expense received from Proforma	53,494	--
Consultancy received regarding selling and marketing activities	84,968	--
Cargo expenses	1,284	2,115
Software expense	2,100	--
Others	5,176	20,909

Total	178,406	164,564

21.	GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Shareholders expenses	--	46,447
Consulting expenses	10,470	11,051
Personnel expense	18,615	6,424
Retirement pay liability	--	367
Depreciation	5,103	1,258
Tax and duties	121	333
Food expenses	1,720	145
Other	5,261	1,138

Total	41,290	67,163

.

22.	OTHER INCOME AND (EXPENSES), NET

The composition of other income and (expenses), net for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Provision for impairment of inventory	(12,502)	--
Non tax deductable expenses	(309)	(649)
Other, net	(786)	232

Total	(13,597)	(417)

23.	FINANCIAL EXPENSES

The composition of financial income / (expenses), net for the period ended at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Interest expenses	(91)	(657)
Other banking expenses	(1,358)	(1,011)

Total	(1,449)	(1,668)

24.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

31 March 2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents		13,448		13,448	13,448	5
Trade receivables		355,128		355,128	355,128	6

Financial liabilities
Borrowings			587	587	587	13
Trade payables (including related parties)		879,728		879,728	879,728	7-14

31 December 2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	47,282	--	47,282	47,282	5
Trade receivables	--	669,937	--	669,937	669,937	6

Financial liabilities
Borrowings	--	--	2,351	2,351	2,351	13
Trade payables (including related parties)	--	1,099,255	--	1,099,255	1,099,255	7-14

24. FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 31 March 2011 and for the years ended 31 December 2010 can be summarized as follows:

	31.03.2011		31.12.2010
F/C	Foreign		Foreign
Type	Currency	TRY	Currency	TRY
Banks	USD	8,166	12,643	45,538	70,401
	EUR	2,864	6,247	78	160
Trade receivables	USD	355,128	549,845	669,937	1,035,723
Due from shareholders	USD	40,000	61,932	31,302	48,393

Trade payables	USD	(133,623)	(206,888)	(23,829)	(36,839)
Due to related parties	USD	(699,282)	(1,082,698)	(1,039,944)	(1,607,753)
	EUR	(1,000)	(2,182)	-	-
Due to shareholders	USD	(9,556)	(14,795)	(9,170)	(14,177)
Other current liabilities	USD	(29,247)	(45,284)	(10,776)	(16,660)

Net F/C Assets and Liabilities			(721,179)		(520,752)

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

	Current	Noncurrent	Total
31 March 2011

Borrowings	587	--	587
Trade payables	175,971	--	175,971
Due to related parties	703,757	--	703,757

31 December 2010

Borrowings	2,351	--	2,351
Trade payables	58,150	--	58,150
Due to related parties	1,041,105	--	1,041,105

25.	SUBSEQUENT EVENTS

There is no subsequent event has occurred which might affect the financial statements.

TOUCH IT EDUCATION TECHNOLOGIES
DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI

FINANCIAL STATEMENTS
AS OF 31 MARCH 2011
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch It Education Technologies
Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı

Report on the Financial Statements

We have reviewed the accompanying financial statements of Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı (“the Company”) which comprise the financial position as of 31 March 2011 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

Conclusion

Based on our review, nothing has come to our attention that causes us to believe that the accompanying interim financial information does not give a true and fair view of the financial position of the Company as at 31 March 2011, and of its financial performance and its cash flows for the three months period then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

We would like to draw your attention to the following matters:

According to Turkish Tax Legislation, service invoices issued abroad are subject to withholding tax with a rate of 20%, provided that the service has been received in Turkey. During our review of 2011, we have determined significant amount of such invoices under the name of consultant fee and expenses totally amounting to USD 101,791. However, the Company Management does not foresee any risk on the basis of the interpretation that those consultancy services have been received abroad; the Company may face possible tax risk in case of a different interpretation by the tax office.

Istanbul, 12 May 2011

DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

Gökhan Almacı
Partner

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUARTBRABIN VE ORTAĞI
STATEMENT OF FINANCIAL POSITION AS OF 31 MARCH 2011 AND 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.03.2010	31.12.2010
ASSETS
Cash and cash equivalents	5	14,506	3,274
Trade receivables, net	6	10,106	35,288
Due from related parties	7	484,459	863,395
Due from shareholders	7	9,827	9,842
Inventories	8	405,410	191,417
Other current assets	9	247	221

Total current assets		924,555	1,103,437

Rights, net	10	12,819	13,312

Total non-current assets		12,819	13,312

Total assets		937,374	1,116,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Trade payables	11	29,324	54,211
Due to shareholders	7	22,760	22,147
Due to related parties	7	103,363	104,887
Other current liabilities	12	10,205	48,001

Total current liabilities		165,652	229,246

Share purchase advances	1	750,000	750,000
Employee termination benefits	13	--	--

Total long-term liabilities		750,000	750,000

Shareholders' Equity:
Share capital	14	37,570	37,570
Retained Earnings		99,933	111,009
Net income / (loss) for the period		(115,781)	(11,076)

Total shareholders’ equity		21,722	137,503

Total liabilities and shareholders’ equity		937,374	1,116,749

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENTS OF INCOME FOR THE THREE MONTHS PERIOD ENDED AS OF 31 MARCH 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	31.03.2011	31.03.2010

Sales	15	303,207	306,655
Cost of sales	16	(219,059)	(194,881)

Gross profit		84,148	111,774

Marketing and selling expenses	17	(129,880)	(14,123)
General and administrative expenses	18	(30,675)	(15,282)

Total operating income		(76,407)	82,369

Financial income / (expense), net		--	(569)
Other income / (expense), net		(33,239)	184

Loss before provision for taxation		(109,646)	81,984

Provision for taxation
- Current		--	--
- Deferred		--	--

Net income for the period		(109,646)	81,984

Other comprehensive income
Currency translation differences		(6,135)	(3,309)

Total comprehensive income / (loss) for the period		(115,781)	78,675

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF CASH FLOW AS OF 31 MARCH 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	31.03.2011	31.03.2010

Cash flow from operating activities
Net income for the period	(115,781)	78,675

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	493	2,121
Provision for employee termination benefit	--	(915)

Net income adjusted to non-cash items	(115,288)	79,881

Changes in operating assets and liabilities:
Change in trade receivables	25,182	(53,730)
Change in due from related parties	378,936	(226,419)
Change in due from shareholders	15	(9,525)
Change in inventories	(213,993)	78,688
Change in other current assets	(26)	83
Change in trade payables	(24,887)	6,937
Change in due to related parties	(1,524)	(19,924)
Change in due to shareholders	613	(7,357)
Change in other current liabilities	(37,796)	180,805

Net cash provided from operating activities	11,232	29,439

Cash flows from investing activities:
Purchased of property and equipment	--	--

Net cash provided from investing activities		--

Cash flows from financing activities:
Increase/(decrease) in short-term borrowings	--	--
Increase/(decrease) in long-term borrowings	--	--

Cash flows provided by financing activities	--	--

Net decrease in cash and cash equivalents	11,232	29,439

Cash and cash equivalents at the beginning of the period	3,274	2,204

Cash and cash equivalents at the end of the period	14,506	31,643

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF CHANGES IN EQUITY AS OF 31 MARCH 2011 AND 31 DECEMBER 2010

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Retained Earnings	Net income for the year / period	Total Shareholders' Equity

Balances at 1 January 2010	35,500	53,743	57,266	146,509

Share capital increase	2,070	--	--	2,070

Transfer to retained earnings	--	57,266	(57,266)	--

Net income for the year	--	--	(11,076)	(11,076)

Balances at 31 December 2010	37,570	111,009	(11,076)	137,503

Transfer to retain earnings		(11,076)	11,076	0

Net profit / (loss) for the three months period			(115,781)	(115,781)

Balances at 31 March 2011	37,570	99,933	(115,781)	21,722

The accompanying notes form an integral part of these financial statements.

1.	OPERATIONS OF THE COMPANY:

General

The Company established as a form of partnership (kollektif şirket). In Turkey, partnership is the association of two or more people who co-own a business for trading goods under a trade name. The co-owners have unlimited responsibility to their creditors. This form of companies does not have minimum capital requirements.

Nature of Activities

Touch IT Education Technologies Dıs Ticaret Kollektif Sirketi Andrew Stuart Brabin ve Ortağı, formerly RT Lojistik Dıs Ticaret Kollektif Sirketi Recep Tanısman ve Ortağı; (referred as “Touch ITEducation”) was established on 27 August 2007 with a ‘‘Share Transfer of Open Company andAmendment Agreement’’. Touch IT Education primarily engages in sales and purchases of theinteractive writing board and all educational equipment.

On May 7, 2010, Touch IT Education, Touch IT Technologies and their stockholders (“Touch ITTurkey”) entered into a Share Exchange Agreement with Hotel Management Systems, Inc (“HotelManagement”), a Nevada corporation.

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”), tothe shareholders of Touch IT Technology and Touch IT Education in exchange for the transfer of100% of the shares of TouchIT Tech and Touch IT Education to Hotel Management. This exchange transaction resulted in Touch IT Technologies and Touch IT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of Touch IT Turkey own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Hotel Management entered into a Subscription Agreement (the “Subscription Agreement”) with investorsfor the sale of shares up to the value of USD 1,500,000 (the “Purchase Price”). As a result, USD750,000 of the Purchase Price has been recognized in Touch IT Education’s balance sheet as a future obligation to one of the investors.

No changes in the shareholder structure of Touch IT Turkey have been made since the formal registration has not yet been completed

Average number of employees of the Company as of 31 March 2011 is 9 while it was 6 as at December 31, 2010.

2.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after 15 December 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after 15 December 2010, its adoption will not have a material impact on the Company’s financial statements.

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

Taxation

Partnerships (kollektif şirket) are incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating Licence for the exemption of income tax which is taken from Undersecretariat of The Prime Ministry for Foreign Trade, numbered TRY-149, dated 1 November 2001 and period of validation is 15 years.

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

Following period rates are applicable as of 31 March 2011 and 31 December 2010:
	31.03.2011	31.12.2010

USD	1.5483	1.5460
EURO	2.1816	2.0491
GBP	2.4845	2.3886

Average USD	1.5741	1.4991

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

5.	CASH AND CASH EQUIVALENTS

As of 31 March 2011 and 31 December 2010 cash and cash equivalents comprised of the followings:

	31.03.2011	31.12.2010

Cash in hand	179	695
Banks	14,327	2,579

Total	14,506	3,274

6.	TRADE RECEIVABLES

As of 31 March 2011 and 31 December 2010 trade receivables comprised of followings:

	31.03.2011	31.12.2010

Trade receivables	63,249	54,829
Provision for doubtful receivables (-)	(53,143)	(19,541)

Total	10,106	35,288

The provision has been booked for the receivables from Proformance Product and Truimphboard S.R.O.

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.03.2011	31.12.2010

Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	321,494	587,308
Touch IT Technologies Koll. Şti.. Ronald George Murphy ve Ortakları	162,965	276,087

Total	484,459	863,395

Due from shareholders	31.03.2011	31.12.2010

Andrew Stuart Brabin	9,827	9,842

Total	9,827	9,842

Due to related parties	31.03.2011	31.12.2010

Kamron Inc	53,014	50,467
ASB Trading	50,349	54,420

Total	103,363	104,887

Due to shareholders	31.03.2011	31.12.2010

Ali Rıza Tanışman	22,760	22,147

Total	22,760	22,147

Major purchases from related parties have been presented as follows:

Major purchases from related parties	31.03.2011	31.12.2010
Touch It Technologies Koll. Şti. Ronald George Murphy ve Ortakları	57,211	166,309
Total	57,211	166,309

Major sales to related parties	31.03.2011	31.12.2010
Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	101,918	660,520
Touch IT Technologies Koll. Şti. Ronald George Murphy ve Ortakları	78,225	255,201
Total	180,143	915,721

7.	RELATED PARTY BALANCES AND TRANSACTIONS (COUNTINUED):

Service provided by	31.03.2011	31.12.2010

Kamron Inc.	49,578	115,101
Andrew Stuart Brabin	52,213	103,527

Total	101,791	218,628

8.	INVENTORIES

As of 31 March 2011 and 31 December 2010 inventories comprised of the followings:

	31.03.2010	31.12.2010

Trade goods	200,108	109,261
Advances given for purchases(*)	205,302	82,156

Total	405,410	191,417

(*) The majority of the balance comprise of advance given to Songtian Orient Corporation amounting USD 122,602 (in 2010 USD 36,960) for the purchase of LCD monitor and Xiamen Interactive Technology Co.,Ltd. amounting to USD 69,381 ( in 2010 USD 35,584)  for the purchase of electronic circuit as of March 31, 2011.

The insurance on the inventories as of 31 March 2011 and 31 December 2010 is USD 100,000.

9.	OTHER CURRENT ASSETS:

As of 31 March 2011 and 31 December 2009 other receivables and assets comprised of prepaid expenses of USD 247 and 221 respectively.

10.	NON-CURRENT ASSETS

As of 31 March 2011 and 31 December 2010 non-current assets comprised of followings:

	31.03.2011	31.12.2010

License right	35,500	35,500
Depreciation allowance	(22,681)	(22,188)

Total	12,819	13,312

Rights represent the operating license obtained from Under secretariat of The Prime Ministry for Foreign Trade. The validation date of the licence has been extended from 10 year to 15 year in 2010.

11.	TRADE PAYABLES

As of 31 March 2011 and 31 December 2010 trade payables comprised as of the followings:

	31.03.2010	31.12.2010

Trade payables	29,324	54,211

Total	29,324	54,211

12.	OTHER CURRENT LIABILITIES

As of 31 March 2011 and 31 December 2010 other current liabilities comprised of the followings:

	31.03.2011	31.12.2010

Taxes and funds payable	1,568	2,471
Social security premiums and withholding taxes payable	2,470	1,439
Accrued expenses	1,625	1,250
Advances received	3,018	40,731
Due to personnel	1,524	2,110

Total	10,205	48,001

13.	RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 31 March 2011, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,623 effective from 1 January 2011 has been taken into consideration in calculation of provision from employment termination benefits (2010: TRY 2,517).

14.	SHARE CAPITAL

The issued share capital of the Company is respectively for the period ended at 31 March 2011 and for the years ended 31 December 2010 comprised as follows;

	31.03.2011		31.12.2010
	Shareholding		Shareholding
	Amount	%	Amount	%

Andrew Stuart Brabin	27,050	72	27,050	72
Ali Rıza Tanışman	1,503	4	1,503	4
Recep Tanışman	7,515	20	7,515	20
Cansın Tanışman	751	2	751	2
Volkan Tanışman	751	2	751	2
	37,570	100	37,570	100

15.	SALES

The composition of sales by principal operation for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Electronic set	288,162	165,271
Remote Control for classroom	4,345	76,304
Touch IT board	2,540	44,213
Others	8,160	20,867

Returns (-)	--	--

Total	303,207	306,655

16.	COST OF SALES

The composition of cost of sales by principal operations for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Beginning inventory of trade goods	109,261	48,111
Purchases	309,906	161,517
Ending inventory of trade goods (-)	(200,108)	(14747)

Total	219,059	194,881

17.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Export expenses	5,597	6,395
Consultancy expenses (*)	120,521	6,094
Other expenses	3,762	1,634

Total	129,880	14,123

(*) The vast majority of the balance comprises of consultancy invoices issued by Kamron and ASB.

18.	GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 31 March 2011 and 2010 can be summarized as follows:

	31.03.2011	31.03.2010

Audit and consultancy expenses	4,550	6,427
Salaries	20,349	4,187
Rental expenses	3,300	3,211
Depreciation	493	--
Other expenses	1,983	1,457

Total	30,675	15,282

19. OTHER INCOME AND (EXPENSES), net:

The composition of other income and expenses for the years ended at 31 December 2010 and 2009 can be summarized as follows:

	31.03.2011	31.03.2010

Provision for doubtful receivables	(33,145)	--
Other expense	(94)	--
Other income	--	184

Total	(33,239)	184

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

31 March 2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	14,506	--	14,506	14,506	5
Trade receivables (including related parties)	--	494,565	--	494,565	494,565	6-7

Financial liabilities
Trade payables (including related parties)	--	132,687	--	132,687	132,687	7-11

31 December 2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	3,274	--	3,274	3,274	5
Trade receivables (including related parties)	--	898,683	--	898,683	898,683	6-7

Financial liabilities
Trade payables (including related parties)	--	159,098	--	159,098	159,098	7-11

Financial risk factors

The Company’s activities expose it to variety of financial risks; market risk, credit risk and liquidity risk. The Company’s overall risk management program focuses on the unpredictability of financial markets seeks to minimize potential adverse effects on the Company’s financial performance.

Market risk

The Company’s activities expose it primarily to the financial risks of changes in foreign currency exchange rates.

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 31 March 2011 and for the years ended 31 December 2010 can be summarized as follows:

		31.03.2011		31.12.2010
	F/C	Foreign	TRY	Foreign	TRY
	Type	Currency		Currency

Banks	USD	14,062	21,772	2,138	3,306
	EUR	22	47	19	38

Due from related parties	USD	484,459	750,088	587,308	907,979

Trade receivables	USD	63,249	97,928	34,731	53,694

Advances given	USD	205,302	317,869	72,544	112,153
(Inventories)

Trade payables	USD	(21,867)	(33,857)	(43,480)	(67,220)

Advances received	USD	(3,018)	(4,673)	(40,731)	(62,970)
(Other current liabilities)

Due to related parties	USD	(103,363)	(160,037)	(104,887)	(162,155)

Share purchase advances	USD	(750,000)	(1,161,225)	(750,000)	(1,159,500)

Net F/C Assets / (Liabilities)			(172,087)		(374,675)

20.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

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

	Current	Noncurrent	Total
31 March 2011

Trade payables (including related parties)	132,687	--	132,687

31 December 2010

Trade payables (including related parties)	159,098	--	159,098

21.	SUBSEQUENT EVENTS

There is no subsequent event has occurred which might affect the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” “Business” and those listed in our other Securities and Exchange Commission filings.  Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Plan of Operation

The ability of our Company to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

We are a manufacturer of touch based visual communication products for education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards and large interactive liquid crystal displays ("LCD"). Our products stand out from the competition in terms of their design, functionality and price offering.  Our customers seek our products as they provide them with a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.

In the past three years, we have designed, manufactured, launched, developed and sold four new products as well as established the business from scratch and equipped a factory.

COMPANY OVERVIEW

We manufacture touch-based visual communication products for education and corporate worldwide marketplaces. Our products stand out from our competition in terms of their design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin.

In our first year of trading, we exceeded revenues of $2 million USD having designed, manufactured, launched and sold four new products as well as established the business and equipped a factory. Our second full year of trading saw 176% growth as we expanded into world-wide markets.

On January 10, 2011, we forecasted our 2011 revenue projections to be $9 million. However, having had a slow first quarter this year,  our ability to hit this target will depend upon whether we may obtain a large number of tender opportunities.

Our keys to success are:
1. Establish and maintain working relationships and contractual agreements with distribution and original equipment manufacturer ("OEM") customers;
2. Increase our profit margin by lowering the import and raw material costs by bulk purchasing from vendors;
3. By increasing our purchasing power, we can increase our stock holding and lowering delivery times to customers thus enabling further sales growth; and
4. Effectively communicate with our current and potential customers, through targeted efforts, our position as a differentiated provider of the highest quality of margin laden touch-based communication products.

Recent Developments

On May 7, 2010, we (which at that time was called Hotel Management Systems, Inc.), entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, TouchIT Ed, and the stockholders of TouchIT Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The Closing took place on May 7, 2010.

In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors for the sale of up to $1,500,000 (the "Purchase Price"), which was represented by the convertible promissory notes of our Company (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to purchase shares of Common Stock (the “Warrant Shares”).  Due to the non-provision of the second $750,000 by certain investors, we cancelled the Notes for $250,000 and $500,000 including the underlying Warrant Shares.

On February 16, 2011, we borrowed Two Hundred Fifty Thousand Dollars ($250,000) (the "Advance") from TCA Global Credit Master Fund, LP (the "Lender") pursuant to a revolving credit facility evidenced by a Credit Agreement with an effective date as of November 30, 2010 (the "Credit Agreement").

The Credit Agreement evidences a revolving credit facility in the minimum principal amount of $250,000, which subject to Lender approval may be increased up to One Million Dollars ($1,000,000) (the "Loan"). Interest on the Advance accrues at the rate of eight percent (8%) per annum and the outstanding and accrued interest is due and payable on a bi-monthly basis. The outstanding principal amount is due on February 16, 2012 (the "Maturity Date").

The revolving loan is also evidenced by a Revolving Note (the "Note"). The Credit Agreement and Note are secured by, among other things, (i) the Security Agreement made by and between the Company and the Lender pursuant to which the Borrower has granted a security interest in all of the Borrower's assets to the Lender (the "Security Agreement"), (ii) a personal guaranty and validity guaranty executed by Andrew Brabin, Chief Financial Officer of our Company, and (iii) a personal guaranty and validity guaranty executed by Recep Tanisman, the Chief Executive Officer of our Company.

Pursuant to the Credit Agreement, on February 16, 2011, our Company issued to the Lender One Hundred Thousand (100,000) shares of our common stock, par value at $0.001 per share (the "Restricted Shares"), which have piggy back registration rights as part of any registration statement filed by our Company and full ratchet rights and anti-dilution rights during the six months following February 16, 2011. Furthermore, we also issued to Lender Twenty-Five Thousand (25,000) shares of our Company's Series A convertible preferred stock with a par value of $0.001, which such shares shall be converted into shares of common stock of our Company on February 16, 2012 upon the satisfaction of certain conditions (including if the value of the Restricted Shares is less than $45,000 on February 16, 2012 based on the average closing price for the 30 trading days prior thereto).

The Credit Agreement also includes customary representations and warranties and affirmative and negative covenants, including, among others, payment of certain customary fees and expenses (including commitment, monitoring and diligence fees), covenants relating to financial reporting, maintenance of property and insurance, incurrence of liens and/or other indebtedness. The Credit Agreement also contains customary provisions for events of default, remedies in circumstances of default, required notices, governing law and jurisdiction of governance.

Upon the occurrence of an event of default (as defined in the Credit Agreement), the Lender may, at its option, declare its commitments to us to be terminated and all obligation and commitments to be immediately due and payable. For all the terms and conditions of the Credit Agreement, the Security Agreement and the Note, reference is hereby made to such documents respectively filed as Exhibits 10.1, 10.2 and 10.3 as part of the Form 8-K filed with the Securities and Exchange Commission on February 23, 2011. All statements made herein concerning the foregoing document are qualified by reference to said Exhibits.

We have seen that the credit line has increased the liquidity of our business by improving cash flow and reducing the debtor days for an average of 45 down to less than 15. We expect to continue to use this Credit Facility for the foreseeable future. The decision to increase this line will be dependent on the increase of eligible receivables (those from the USA and UK) and management will make a decision based on sales history and forecasts from the customer base.

We have also signed a new distribution partner in South Africa and have shipped the first container of goods which should arrive with the customer in due course. We view South Africa as a new market where interactive product penetration is low and expects to see significant growth from the region.

We will continue to expand in the Middle East as sales in the region continue to grow. Our Sales Manager for the region is actively recruiting both new channel partners we well as distribution partners. Saudi Arabia continues to be the strongest country for sales and growth in the region.

We entered into discussions with Hitachi Solutions Europe Ltd. (“Hitachi”) as well as delegates from Japan for the OEM of the TouchIT Board under the Hitachi brand name for certain markets around the world. We are  also in discussions with Hitachi for the production of one of their products in Europe. This would help Hitachi European manufactures by enabling them to supply their customer base with their products in a more timely manor and with cheaper freight prices. We will ship our first product to Hitachi in May.

We continue to develop a new range of Interactive LCD products which we plan to launch in the third quarter of 2011. These products will include a 42”, a 55”, and a 65” LCD. All of these products will be full high definition and touch-based, and may include options of multiple input “multi-touch” on these models. These models will replace the 57”. Our Company’s management took the decision to broaden the LCD range due to feedback and growing demand from the markets. We have shipped samples to various key customers around the world for analysis and feedback.

During the quarter, we have initiated an investor relations program by engaging Cooper Global Communications (“CGC”), which is based in New York. The program’s goal is to provide visibility to our Company in the investment community both in Europe and in the United States.

We will continue to look into the viability of an OEM offering of a content software that is suitable for both 7-11 and 11-16 age groups. If concluded, the software will be sold in conjunction with our existing products to strengthen the product portfolio.

We have also undertaken a product analysis of Interactive Projectors. Through a Chinese vendor, our Company’s management has evaluated the Interactive Projector market and has concluded that at this time, we will not be entering this market. This decision was made in conjunction with key customer feedback.

Last, we have undertaken significant research and development of surface materials for use on the interactive product line. This research will enable our Company to produce a lighter yet stronger interactive whiteboard surface in the future. This new product will be particularly pertinent to any OEM discussions with Hitachi Solutions Europe Ltd as the surface flatness tolerance imposed by their specifications can now be met as a result.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying financial statements include the financial statements of TouchIT Tech KS and TouchIT Ed. Although not significant, it should be noted that inter-company transactions and balances do exist and have not been consolidated. TouchIT Tech KS and TouchIT Ed together are also referred to as the “Company.”

This management's discussion and analysis of our financial condition and results of operations are based on the financial statements of both TouchIT Tech KS and TouchIT Ed, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we will evaluate these estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

Our Company maintains our books of account and prepares our statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

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

The ranges of estimated useful lives are as follows:

-	Machinery and equipments: 2-6 years

-	Motor vehicles: 4 years

-	Furniture, fixtures and office equipments: 4-5 years

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

Company reporting year end:

We use a calendar year as our fiscal year ending December 31.

RESULTS OF OPERATIONS

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR QUARTER ENDED MARCH 31, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2011	31/03/2010

NET SALES	773,658	1,046,011
COST OF SALES	(556,766)	(719,035)
Gross profit	216,892	326,976
MARKETING AND SELLING EXPENSE	(293,399)	(179,608)
GENERAL AND ADMINISTRATIVE EXPENSES	(86,852)	(75,100)
Profit from operations	(163,359)	72,268
OTHER INCOME AND EXPENSES, net	(46,836)	(233)
FINANCIAL INCOME AND EXPENSES, net	(1,449)	(2,237)
Profit Loss before taxation and currency translation gain/(loss)	(211,644)	69,798
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	(9,040)	219
Net income/(loss) for the year	(211,644)	70,017
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(220,684)	70,236

NET SALES (REVENUE) – For the first three months of the quarter ended March 31, 2010 as compared to quarter ended March 31, 2011, revenue has decreased by 26% or by $272,353 from $1,046,011 to $773,658. This decrease can be attributed to a slow down in the market due to uncertain budgetary commitments from certain of our customers. Management also notes that the first quarter in 2010 was abnormally high for this time of the year. Typically, the third and fourth quarters are the strongest quarters for our market. Our going forward sales activity, including the first quarter, also reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets in lieu of non-recurring tender business. An example of this is our penetration into South Africa. Our management does anticipate that revenues will continue to grow for the balance of the year in light of the regular run rate business growth combined with our initiatives that we have recently made regarding the LCD product line.

GROSS PROFIT – For the first three months of the quarter ended March 31, 2011 as compared to quarter ended March 31, 2010, gross profit has decreased by 33% or $110,084 from $326,976 to $216,892. This is primarily due to the decrease in sales revenue; however, the percentage of profit over revenue has increased showing gross margins have increased.

	31/03/2011	31/03/2010	31/12/2009

NET SALES	773,658	1,046,011	2,029,074
COST OF SALES	(556,766)	(719,035)	(1,742,047)
Cost of sales as a %	72%	69%	86%

OPERATIONAL PROFIT – For the first three months of the quarter ended March 31, 2011 as compared to quarter ended March 31, 2010, operational profit has decreased from $72,268 to (163,359) a decrease of $235,627. This can be attributed to the maintenance of overhead coupled with a drop in sales. The operational costs do not decrease when revenue decreases.

	31/03/2011	31/03/2010	31/12/2009

MARKETING AND SELLING EXPENSE	(293,399)	(179,608)	(409,386)
As a percentage of revenue	38%	17%	20%
GENERAL AND ADMINISTRATIVE EXPENSES	(86,852)	(75,100)	(140,121)
As a percentage of revenue	11%	7%	7%

NET INCOME FOR THE PERIOD – For the first three months of the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, net income for the period has decreased by $290,919 from $70,017 to (220,683). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for the business to grow.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS AT MARCH 31, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)
CURRENT ASSETS	31/03/2011	31/03/2010

Cash and cash equivalents	27,954	52,383
Trade receivables, net	365,234	426,491
Due from related parties	484,459	357,013
Due from Shareholders	49,827	21,399
Inventories	612,991	243,783
Other current assets	4,561	4,445

Total current assets	1,545,026	1,105,514

NON CURRENT ASSETS

Property, plant and equipment, net	64,051	27,446
Intangible assets, net	33,403	-
Rights	-	12,855
Other non current assets	153	92

Total non current assets	97,607	40,393

TOTAL ASSETS	1,642,633	1,145,907

CURRENT LIABILITIES
Borrowings	587	11,317
Trade payables	205,295	61,328
Due to shareholders	60,448	68,469
Due to related parties	807,120	814,323
Other current liabilities	54,209	302,326

Total current liabilities	1,127,659	1,257,763

NON CURRENT LIABILITIES
Borrowings	-	597
Employee termination benefits	1,373	-
Reserve for retirement pay	-	493
Share purchase advances	750,000	-

Total non current liabilities	751,373	1,090

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	35,500
Retained earnings	(143,285)	111,009
Net income / (loss) for the period	(220,684)	78,675

Total shareholders’ equity	(236,399)	225,184

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	(1,642,633)	485,220

CURRENT ASSETS – For the first three months of the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, total current assets have increased by 143% or $496,726. This increase is due to an increase in inventory holding, but also due to an increase in receivables from related parties, notably Emko Emaye. Trade receivables have decreased as we have improved the payment days on our collections.

NON-CURRENT ASSETS – For the first three months of the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, total non-current assets have increased by $57,214. This is mainly due to an increase in intangible assets as the property, plant and equipment has increased by 233% in value from $27,446 to $64,051. This can be attributed to plant equipment in the factory where extra production stations have been created as the factory has continued to develop to meet the sales increase for future demand for the products.  The intangible assets refer to the manufacturing and trading licenses held by TouchIT Tech KS and TouchIT Ed respectively.

TOTAL ASSETS – For the first three months of the quarter ended March 31, 2011 as compared to quarter ended March 31, 2010, total assets have increased by 143% or $496,726 from $1,145,907 to $1,643,633. The reason for the increase in assets can be attributed to the increase in monies owed from related parties. This is due to the sales of Electronic parts to Emko Emaye from TouchIT Ed that have not been consolidated against the purchases from Emko Emaye by TouchIT Tech KS. Secondly, the increase in assets can be attributed to the increase in inventory. Management took the decision to increase our inventory holding in anticipation of the sales pipeline that we have.

CURRENT LIABILITIES – For the first three months of the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, total current liabilities have decreased by 10% or $130,104 from $1,257,763 to $1,127,659. Trade payables have increased by 335% or $143,967 which can be attributed to an increase in inventory. Our management made the decision to take on an increased inventory holding to fulfill a growing pipeline for subsequent quarters.  Monies due to related parties have increased by 1% and other current liabilities have decreased by 82% or $248,117 as we have paid balances owed.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW FOR QUARTERS ENDED MARCH 31, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2011	31/03/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(220,683)	70,017
Adjustments to reconcile net income to net cash provided
By operating activities:
Depreciation and amortisation	7,431	4,547
Provision for employee benefit	(469)	(548)

Changes in operating assets and liabilities
Trade receivables, net	339,990	(151,689)
Due from shareholders	(33,340)	(72,113)
Due from related parties	379,679	(238,293)
Inventories	(217,422)	74,942
Other current assets	3,376	3,716
Other non current assets
Trade payables	92,934	(9,291)
Due to shareholders	(336,735)	(7,115)
Due to related parties	(1,330)	143,347
Other current liabilities	(19,024)	181,707
Share Purchase Advances

Net cash generated from (used for) operating activities	(5,593)	(773)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(1,764)	35
Increase/(decrease) in long-term borrowings	--	(1,724)
Dividends paid

Net cash (used for) provided from financing activities	(1,764)	(1,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(15,245)	0
Share capital increase

Net cash used for investing activities	(15,245)	0

NET INCREASE / (DECREASE) IN CASH AND BANKS	(22,602)	(2,462)

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	27,954	52,383

NET INCOME FOR THE PERIOD – For the first three months of the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, net income for the period has decreased by $290,919 from $70,017 to (220,683). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for the business to grow.

NET CASH USED FOR OPERATING ACTIVITIES – For the first three months of the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2011, net cash used for operating activities was $(5,593) compared to $(773) which is an increase of $4,820.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. This has reduced the debtor days from an average of 45 to 15 or less on eligible accounts from the UK and USA. However, with sales being down, we have not been able to make full use of this facility. Our management expects to utilise the facility as the business grows in the UK and USA.

CASH FLOW FROM FINANCING ACTIVITES – For the first three months of the quarter ended March 31, 2011, cash flow from financing activities was $(8,132)

CASH POSITION. There was a net decrease in the cash and cash equivalents of $4,289 for the beginning of the period, compared to the same period in 2010. Cash and cash equivalents at the end of the period has decreased by $24,429 for quarter ended March 31, 2011 as compared to quarter ended March 31, 2011. This change in cash position can be attributed to the increase in “services” and “consulting work” which we have enlisted to ensure our continued growth. It is generally expected to pay these invoices on 30 days. We have increased our Sales Consultant expenses for the Middle East region, as well as enlisting the services of Buyers Bridge for supply chain management from the Far East and Cooper Global Communications for both public and investor relations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2011, our Company has not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

                 We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

    On May 7, 2010, we entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, TouchIT, and the stockholders of Touch Ed, pursuant to which we issued 48,330,000 shares of our Common Stock to the shareholders of TouchIT Tech KS and TouchIT Ed in exchange for all shares held by these shareholders in TouchIT Tech KS and TouchIT Ed.   The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.   The terms of the Share Exchange Agreement are discussed more fully in Item 1.01 and 2.01 on Form 8-K, filed with the SEC on May 12, 2010.

    In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors for the sale of up to $1,500,000 (the "Purchase Price") of principal amount convertible promissory notes of the Company convertible into up to 6,000,000 shares of our Common Stock (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to purchase up to 6,000,000 shares of our Common Stock.  The terms of the Subscription Agreement, Notes and Warrants (including the terms of conversion and/or exercise of the Notes and Warrants) are discussed more fully in Item 1.01 and 2.01 on Form 8-K, filed with the SEC on May 12, 2010.   The issuance of these securities was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.                      Exhibits.

(a)  Exhibits
Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

Dated: May 16, 2011	By:	/s/ Andrew Brabin
Andrew Brabin Chief Financial Officer