Form 10-Q
period 2011-06-30
TouchIT Technologies, Inc.
filed 2011-08-22
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

00 44 207 858 1045
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,449,419 shares of common stock outstanding as of August 12, 2011.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements.

TOUCHIT TECHNOLOGIES KS & TOUCH IT EDUCATION TECHNOLOGIES KS
COMBINED BALANCE SHEETS
FOR THE PERIODS ENDED 30 JUNE 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2011	31/12/2010	30/06/2010	31/12/2009

Cash and cash equivalents	1,239	50,556	215,613	54,845
Trade receivables, net	5,060	705,225	709,121	274,802
Due from related parties	655,135	863,395	602,391	130,594
Due from Shareholders	41,955	50,585	56,406	-
Inventories	571,586	365,643	291,394	259,883
Other current assets	4,223	1,106	5,249	782

Total current assets	1,279,198	2,036,510	1,880,174	720,906

NON CURRENT ASSETS

Property, plant and equipment, net	59,530	64,495	53,387	29,872
Intangible assets, net	18,426	25,145	3,777	-
Rights	-	-	11,000	14,976
Other non current assets	12,763	3,555	280	3,725

Total non current assets	90,719	93,195	68,444	48,573

TOTAL ASSETS	1,369,917	2,129,705	1,948,618	769,479

CURRENT LIABILITIES
Borrowings	-	2,351	8,277	11,282
Trade payables	104,721	124,745	51,169	70,619
Due to shareholders	188,293	47,257	52,516	75,584
Due to related parties	878,822	1,145,992	980,750	670,976
Other current liabilities	68,463	73,233	15,898	120,619

Total current liabilities	1,240,299	1,393,578	1,108,610	949,080

NON CURRENT LIABILITIES
Borrowings	-	-	-	2,321
Employee termination benefits	-	-	1,183	-
Reserve for retirement pay	-	1,842		1,041
Share purchase advances	750,000	750,000	750,000	-

Total non current liabilities	751,078	751,842	751,183	3,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	125,500	125,500
Retained earnings	(143,285)	(308,463)	(308,463)	(46,285)
Net income / (loss) for the period	(605,745)	173,899	271,788	(262,178)

Total shareholders’ equity	(621,460)	(7,004)	88,825	(182,963)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	1,369,917	3,138,416	1,948,618	769,479

TOUCHIT TECHNOLOGIES KS & TOUCH IT EDUCATION TECHNOLOGIES KS
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 JUNE 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2011	31/12/2010	30/06/2010	31/12/2009

NET SALES	914,867	3,577,881	2,171,547	2,029,074
COST OF SALES	(832,401)	(2,502,037)	(1,419,424)	(1,742,047)
Gross profit	82,466	1,075,844	752,123	287,027
MARKETING AND SELLING EXPENSE	(427,851)	(504,329)	(337,590)	(409,386)
GENERAL AND ADMINISTRATIVE EXPENSES	(123,057)	(479,064)	(131,421)	(140,121)
Profit from operations	(468,442)	92,451	283,112	(262,480)
OTHER INCOME AND EXPENSES, net	(46,344)	24,094	(3,226)	6,621
FINANCIAL INCOME AND EXPENSES, net	(28,433)	(8,294)	(4,854)	(8,741)
Profit Loss before taxation and currency translation gain/(loss)	(605,745)	60,063	275,032	(264,600)
TAXATION CHARGE	--	--		--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	60,063	(3,244)	2,422
Net income/(loss) for the period/year	(605,745)	105,115	271,788	(262,178)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	(605,745)	165,178	271,788	(262,178)

TOUCHIT TECHNOLOGIES KS & TOUCH IT EDUCATION TECHNOLOGIES KS
COMBINED STATEMENTS OF CASH FLOW
FOR THE PERIODS ENDED 30 JUNE 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2011	31/12/2010	30/06/2010	31.12.2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(605,745)	165,178	271,788	(262,178)
Adjustments to reconcile net income to net cash provided			--
By operating activities:			--
Depreciation and amortization	14,357	17,516	3,859	17,133
Provision for employee benefit	(764)	801	684	727

Changes in operating assets and liabilities
Trade receivables, net	700,165	(430,428)	(434,319)	(189,816)
Due from shareholders	1,047	(773,544)	(56,406)	12,258
Due from related parties	215,844		(471,797)	203,282
Inventories	(205,944)	(17,620)	(31,511)	22,993
Other current assets	(3,117)	98,467	(4,467)	3,896
Other non current assets	(3,117)	331	3444	(3,725)
Trade payables	(7,640)	54,126	(19,450)	(272,925)
Due to shareholders	45,912	54,413	(31,960)	30,430
Due to related parties	(184,430)	392,276	318,666	386,729
Other current liabilities	(4,770)	(47,386)	(104,720)	95,332
Share Purchase Advances		750,000

Net cash generated from (used for) operating activities	(31,721)	67,197	(552,213)	44,136

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(2,351)	(8,931)	(3,005)	6,815
Increase/(decrease) in long-term borrowings	--		(2,321)	(2,797)
Dividends paid	--		--

Net cash (used for) provided from financing activities	(2,351)	(8,931)	(5,326)	4,018

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(15,245)	(62,304)	(31,693)	(17,324)
Share capital increase	--

Net cash used for investing activities	(15,245)	(62,304)	(31,693)	(17,324)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(49,317)	(4,289)	160,768	30,830

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845	54,845	24,015

CASH AND BANKS AT END OF THE PERIOD	1,239	50,556	215,613	54,845

COMBINED FINANCIAL STATEMENT OF
TOUCH IT EDUCATION TECHNOLOGIES DIŞ TICARET KOLLEKTIF ŞIRKETI ANDREW STUART BRABIN VE ORTAĞI AND
TOUCH IT TECHNOLOGIES KOLLEKTIF ŞIRKETI RONALD GEORGE MURPHY VE ORTAKLARI
AS OF 30 JUNE 2011

To the Board of
Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı and Touch It Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları

We have reviewed the stand-alone financial statements of Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı and Touch It Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları which comprise the financial position as of 30 June 2011 and statements of comprehensive income, changes in equity and cash flows for the period then ended in accordance with Generally Accepted Accounting Principles in the United States of America and issued our qualified review conclusion dated 1 August 2011.

The accompanying combined financial statements have been prepared from the reviwed financial statements of Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı and Touch It Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları in the direction of management request for information purposes only.

DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

Gökhan Almacı
Partner

Istanbul, 1 August 2011

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

COMBINED FINANCIAL POSITIONS OF
TOUCH IT EDUCATION TECHNOLOGIES DIŞ TICARET KOLLEKTIF ŞIRKETI ANDREW STUART BRABIN VE ORTAĞI  AND
TOUCH IT TECHNOLOGIES KOLLEKTIF ŞIRKETI RONALD GEORGE MURPHY VE ORTAKLARI
AS OF 30 JUNE 2011 AND 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	30.06.2011	31.12.2010
ASSETS
Cash and cash equivalents	1,239	50,556
Trade receivables, net	5,060	705,225
Due from related parties	655,135	863,395
Due from shareholders	41,955	50,585
Inventories, net	571,586	365,643
Other current assets	4,223	1,106

Total current assets	1,279,198	2,036,510

Property, plant and equipment, net	59,530	64,495
Intangible assets, net	18,426	25,145
Other non-current assets	12,763	3,555

Total non-current assets	90,719	93,195

Total assets	1,369,917	2,129,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term bank loans		2,351
Trade payables	104,721	112,361
Due to shareholders	51,969	142,381
Due to related parties	1,015,146	1,063,252
Other current liabilities	68,463	73,233

Total current liabilities	1,240,299	1,393,578

Share purchase advances	750,000	750,000
Employee termination benefits	--	1,842

Total long-term liabilities	751,078	751,842

Shareholders' Equity:
Share capital	127,570	127,570
Accumulated deficit	(143,285)	(308,463)
Net profit/(loss) for the period	(605,745)	165,178

Total shareholders’ equity	(621,460)	(15,715)

Total liabilities and shareholders’ equity	1,369,917	2,129,705

COMBINED STATEMENT OF COMPREHENSIVE INCOME
TOUCH IT EDUCATION TECHNOLOGIES DIŞ TICARET KOLLEKTIF ŞIRKETI ANDREW STUART BRABIN VE ORTAĞI  AND
TOUCH IT TECHNOLOGIES KOLLEKTIF ŞIRKETI RONALD GEORGE MURPHY VE ORTAKLARI
FOR THE THREE MONTHS PERIOD ENDED AS OF 30 JUNE 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	30.06.2011	30.06.2010

Net sales	914,867	2,171,547
Cost of sales	(832,401)	(553,326)

Gross profit	82,466	756,027

Marketing and selling expenses	(427,851)	(411,078)
General and administrative expenses	(123,057)	(61,837)

Total operating profit	(468,442)	283,112

Financial income / (expense), net	(28,433)	(4,727)
Other income / (expense), net	(46,344)	(3,353)
Translation gain (loss)	(62,526)	(3,244)

Profit before provision for taxation	(605,745)	271,788

Provision for taxation	--	--
- Current
- Deferred

Net profit / (loss) for the year	(605,745)	271,788

COMBINED STATEMENT OF CASH FLOW OF
TOUCH IT EDUCATION TECHNOLOGIES DIŞ TICARET KOLLEKTIF ŞIRKETI ANDREW STUART BRABIN VE ORTAĞI  AND
TOUCH IT TECHNOLOGIES KOLLEKTIF ŞIRKETI RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CASH FLOWS AS OF 30 JUNE 2011 AND 2010
 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	30.06.2011	30.06.2010

Cash flow from operating activities
Net income for the period	(605,745)	273,643

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation	14,357	6,522
Provision for employee termination benefit	(764)	142

Net income adjusted to non-cash items	(592,152)	280,307

Changes in operating assets and liabilities:
Change in trade receivables	700,165	(442,930)
Change in due from related parties	215,844	(463,186)
Change in due from shareholders	1,047	(56,406)
Change in inventories	(205,944)	(31,511)
Change in other current assets	(3,117)	(4,467)
Change in trade payables	3,364	3,444
Change in due to related parties	(7,640)	(19,450)
Change in due to shareholders	45,912	(43,802)
Change in other current liabilities	(184,430)	330,508
	(4,770)	(104,720)
Net cash provided from operating activities
	(31,721)	(552,213)
Cash flows from investing activities:
Purchased of property and equipment	(15,245)	(31,693)
Change in share purchase agreement	0	750,000
Net cash provided from investing activities	(15,245)	718,307

Cash flows from financing activities:
Increase/(decrease) in short-term borrowings	(2,351)	(3,005)
Increase/(decrease) in long-term borrowings	0	(2,321)

Cash flows provided by financing activities	(2,351)	(5,326)

Net decrease in cash and cash equivalents	(49,317)	160,768

Cash and cash equivalents at the beginning of the period	50,556	54,845

Cash and cash equivalents at the end of the period	1,239	215,613

COMBINED STATEMENT OF CHANGES IN EQUITY OF
TOUCH IT EDUCATION TECHNOLOGIES DIŞ TICARET KOLLEKTIF ŞIRKETI ANDREW STUART BRABIN VE ORTAĞI  AND
TOUCH IT TECHNOLOGIES KOLLEKTIF ŞIRKETI RONALD GEORGE MURPHY VE ORTAKLARI
AS OF 30 JUNE 2011 AND 31 DECEMBER 2010
(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Retained Earnings	Net income for the year / period	Total Shareholders' Equity

Balances at 1 January 2010	125,500	(46,285)	(262,178)	(182,963)

Share capital increase	2,070	0	0	2,070
	0	0	0	0
Transfer to retained earnings	0	(262,178)	262,178	0
	0	0	0	0
Net income for the year	0	0	165,178	165,178

Balances at 31 December 2010	127,570	(308,463)	165,178	-15,715

Transfer to retain earnings	0	165,178	(165,178)	0
	0	0	0	0
Net profit / (loss) for the six months period	0	0	(605,745)	(605,745)

Balances at 30 June 2011	127,570	(143,285)	(605,745)	-621,460

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI

FINANCIAL STATEMENTS
AS OF 30 JUNE 2011
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS REPORT
To the Board of Directors of
Touch IT Technologies Kollektif Şirketi
Ronald George Murphy ve Ortakları

Report on the Financial Statements

We have reviewed the accompanying financial statements of Touch IT Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları (“the Company”) which comprise the financial position as of

30 June 2011 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

Basis for Qualification

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. Company has suffered recurring losses from operations and has net capital deficiency, negative equity balance amounting to USD 538,604 and the Company’s current liabilities exceed its current assets by an amount of USD 615,673 as of June 30, 2011 that raises substantial doubt about the company's ability to continue as a going concern. Accordingly, the continuity of the Company’s operations is dependent on the profitability of future operations and the existence of necessary financial support by shareholders and other creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conclusion

Based on our review, except for the effect of the matter discussed in the preceding paragraph, nothing has come to our attention that causes us to believe that the accompanying interim financial information does not give a true and fair view of the financial position of the Company as at 30 June 2011, and of its financial performance and its cash flows for the three months period then ended in accordance with Accounting Principles Generally Accepted in the United States of America.
DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

Gökhan Almacı
Partner

Istanbul, 1 August 2011

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF FINANCIAL POSITION AS OF 30 JUNE 2011 AND 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.06.2011	31.12.2010
ASSETS
Cash and cash equivalents	5	1,049	47,282
Trade receivables, net	6	5,060	669,937
Due from shareholders	7	40,206	40,743
Due from related parties	7	32,622	--
Inventories, net	8	316,101	174,226
Other current assets	9	2,824	885

Total current assets		397,861	933,073

Property, plant and equipment, net	10	59,530	64,495
Intangible assets, net	11	18,426	11,833
Other non-current assets	12	191	3,555

Total non-current assets		78,147	79,883

Total assets		476,008	1,012,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term bank loans	13	--	2,351
Trade payables	14	65,467	58,150
Due to shareholders	7	29,743	37,494
Due to related parties	7	856,596	1,041,105
Other current liabilities	15	61,728	25,232

Total current liabilities		1,013,534	1,164,332

Employee termination benefits	16	1,078	1,842

Total long-term liabilities		1,078	1,842

Shareholders' Equity:
Share capital	17	90,000	90,000
Accumulated deficit		(243,218)	(419,472)
Net profit / (loss) for the period		(385,386)	176,254

Total shareholders’ equity		(538,604)	(153,218)

Total liabilities and shareholders’ equity		476,008	1,012,956

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF COMPREHENSIVE INCOME FOR THE SIX MONTHS PERIOD ENDED AS OF 30 JUNE 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.06.2011	30.06.2010

Net Sales	18	536,884	1,500,024
Cost of sales	19	(537,338)	(984,423)

Gross profit		(454)	515,601

Marketing and selling expenses	20	(216,498)	(342,760)
General and administrative expenses	21	(74,589)	(27,380)

Total operating loss		(291,541)	145,461

Other income / (expense), net	22	(11,471)	(3,535)
Financial expenses	23	(28,433)	(3,408)
Currency translation differences		(53,941)	6,438

Loss before provision for taxation		(385,386)	144,956

Provision for taxation		--	--
- Current
- Deferred

Net loss for the period		(385,386)	144,956

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CASH FLOWS AS OF 30 JUNE 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	30.06.2011	30.06.2010
Cash flow from operating activities
Net loss for the period	(385,386)	144,956

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	13,617	4,401
Provision(reversal) for employee termination benefit	(764)	684

Net loss adjusted to non-cash items	(372,533)	150,041

Changes in operating assets and liabilities:
Change in trade receivables	664,877	(391,072)
Change in due from shareholders	538	(46,744)
Change in due from related parties	(32,622)
Change in inventories	(141,875)	123,999
Change in other current assets	(1,939)	(4,625)
Change in other non current assets	3,364	3,444
Change in trade payables	7,317	(51,039)
Change in due to shareholders	(7,751)	(23,878)
Change in due to related parties	(184,509)	338,590
Change in other current liabilities	36,496	(64,474)

Net cash used for operating activities	(28,637)	34,242

Cash flows from investing activities:
Purchased of property and equipment	(15,245)	(31,693)

Net cash outflows from investing activities	(15,245)	(31,693)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(2,351)	(3,005)
Increase (decrease) in long-term borrowings	--	(2,321)

Cash outflows generated by financing activities	(2,351)	(5,326)

Net decrease in cash and cash equivalents	(46,233)	(2,777)

Cash and cash equivalents at the beginning of the period	47,282	52,641

Cash and cash equivalents at the end of the period	1,049	49,864

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CHANGES IN EQUITY AS OF 30 JUNE 2011 AND 31 DECEMBER 2010

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Accumulated deficit	Net loss for the year/ period	Total Shareholders' Equity

Opening balance as of 1 January 2010	90,000	(100,028)	(319,444)	(329,472)

Transfer to accumulated deficit	--	(319,444)	319,444	--

Net profit (loss) for the year 2010	--	--	176,254	176,254

Balances at 31 December 2010	90,000	(419,472)	176,254	(153,218)

Transfer to accumulated deficit	--	176,254	(176,254)	0

Net profit / (loss) for the six months period of 2011	--	--	(385,386)	(385,386)

Balances at 30 June 2011	90,000	(243,218)	(385,386)	(538,604)

The accompanying notes form an integral part of these financial statements.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

Average number of employees of the Company as of 30 June 2011 is 11 while it was 10 as at December 31, 2010.

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

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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
Change in Accounting Estimates;

In previous periods

•	the depreciation and shareholders marketing expenses were presented under the account of marketing & selling expense,
•	the administrative personnel wages was presented under the direct labor cost rather than administrative expense.

The change in accounting estimates had the following impact on the opening figures;

	Administrative expense	Marketing expense	Cost of Sales
Balances as reported at 30 June 2010	96,964	269,272	988,327
Classification of personnel cost	3,904	--	(3,904)
Classification of depreciation	1,822	(1,822)	--
Classification of shareholders marketing expense	(75,310)	75,310	--
Restated balance at 30 June 2010	27,380	342,760	984,423

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

Taxation

Partnerships (kollektif şirket) are incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating License for the exemption of income tax which has been taken from Undersecretaries of The Prime Ministry for Foreign Trade, numbered TRY-469, dated on 9 September 2008 and period of validation is 15 years.

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

Following period rates are applicable as of 30 June 2011 and 31 December 2010:

	30.06.2011	31.12.2010

USD	1.6302	1.5460
EURO	2.3492	2.0491
GBP	2.6111	2.3886

Average USD	1.5934	1.4991

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

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

5.     CASH AND CASH EQUIVALENTS

As of 30 June 2011 and 31 December 2010 cash and cash equivalents comprised of the followings:

	30.06.2010	31.12.2010

Cash in hand	911	1,196
Banks	138	46,086

Total	1,049	47,282

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

6.     TRADE RECEIVABLES

As of 30 June 2011 and 31 December 2010 trade receivables comprised of followings:

	30.06.2011	31.12.2010

Proformance Products	1,836	526,077
Others ( less than USD 60,000)	5,060	143,860
Doubtful receivables (-)	(1,836)	--

Total	5,060	669,937

7.     RELATED PARTY TRANSACTIONS

Due from shareholders has been presented as follows:

Due from shareholders	30.06.2011	31.12.2010

Recep Tanışman	40,165	40,743
Andrew Stuart Brabin	41	--
Total	40,206	40,743

Due from related parties has been presented as follows:

Due from related parties	30.06.2011	31.12.2010

Touchit Technologies USA LLC	32,622	--
Total	32,622	--

Due to related parties and shareholders has been presented as follows:

Due to related parties	30.06.2011	31.12.2010

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	339,542	417,709
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	468,965	587,308
Kamron Inc	36,089	36,088
International RT	12,000	0

Total	856,596	1,041,105

Due to shareholders	30.06.2011	31.12.2010

Ali Rıza Tanışman	29,743	22,549
Andrew Brabian Stuart	--	14,566
Recep Tanışman	--	379

Total	29,743	37,494

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.    RELATED PARTY TRANSACTIONS (CONTINUED)

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms

Major purchases and service provided from related parties have been presented as follows:

Trade goods	30.06.2011	30.06.2010

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	139,908	201,119
Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	152,822	55,680

Total	292,730	256,799

Services provided	30.06.2011	30.06.2010

Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	372	40,994
International TR	36,000	1,730

Total	36,372	42,724

Major sales to related parties have been presented as follows:

	30.06.2011	30.06.2010

Touch IT Educations Technologies Dış. Tic. Koll. Şirketi	58,451	146,408
Emko Emaye ve Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	271	--
Touchit Technologies USA LLC	66,622	--

	125,344	146,408

8.     INVENTORIES:

As of 30 June 2011 and 31 December 2010 inventories comprised of the followings:

	30.06.2011	31.12.2010

Raw material and supplies	228,384	196,971
Finished goods	125,459	1,534
Advances given for purchases	4,912	11,232
Other inventories	6,660	2,738
Provision for damaged and slow moving stock (-)	(49,314)	(38,249)
Total	316,101	174,226

The Touch It Technology and Touch It Education inventories have been insured together with a single insurance policy. The insurance on the inventories as of 30 June 2011 is TL 650,000
(31 December 2010 is USD 600,000).

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

9.     OTHER CURRENT ASSETS:

As of 30 June 2011 and 31 December 2010 other receivables and assets comprised of the followings:

	30.06.2011	31.12.2010

Prepaid insurance expense	1,964	--
Deposits and Guarantees given	400	400
Other	460	485

Total	2,824	885

10.  PROPERTY, PLANT AND EQUIPMENT, NET

The movement of property, plant and equipment, net as of 30 June 2011 and 31 December 2010 is as follows;

	1 January 2010	Additions	31 December 2010	Additions	30 June 2011

Cost
Machinery and equipment	3,655	1,483	5,139	--	5,139
Vehicles	29,455	--	29,455	--	29,455
Furniture and fixtures	6,302	46,165	52,467	4,013	56,480

Total	39,412	47,648	87,061	4,013	91,074

Depreciation
Machinery and equipment	(1,194)	(1,113)	(2,308)	(409)	(2,717)
Vehicles	(6,828)	(5,883)	(12,711)	(3,259)	(15,970)
Furniture and fixtures	(1,518)	(6,029)	(7,547)	(5,310)	(12,857)

Total	(9,540)	(13,025)	(22,566)	(8,978)	(31,544)

Net book value	29,872		64,495		59,530

The insurance on property, plant and equipment as of 30 June 2011 is TL 60,000. (31 December 2010 is USD 10,000)

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

11.  INTANGIBLE ASSETS, NET

The movement of intangible assets, net as of 30 June 2011 and 31 December 2010 is as follows;

	1 January 2010	Additions	31 December 2010	Additions	30 June 2011

Cost
Rights	--	10,774	10,774	11,232	22,006
Other tangible assets	--	3,885	3,885	--	3,885

Total	--	14,659	14,659	11,232	25,891

Depreciation
Rights	--	(2,394)	(2,394)	(3,668)	(6,062)
Other tangible assets	--	(432)	(432)	(971)	(1,403)

Total	--	(2,826)	(2,826)	(4,639)	(7,465)

Net book value	--		11,833		18,426

12.  OTHER NON CURRENT ASSETS:

As of 30 June 2011 and 31 December 2010 non-current assets comprised of the prepaid expenses of USD 191 and USD 3,555 respectively.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

13.  BANK LOANS

As of 30 June 2011 and 31 December 2010 bank loans comprised the followings:

	30. 06.2011	31.12.2010

Short term borrowings
TRY bank loans	--	2,351

Sub total		2,351

Long term borrowings
TRY bank loans	--	--

Sub total	--	--

Total	--	2,351

Analysis of bank loans’ repayments is as follows:

	30.06.2011	31.12.2010

Within one year	--	2,351
Between one to two years	--	--

Total	--	2,351

Bank Loans arise from purchases of two motor vehicles.

14.  TRADE PAYABLES

As of 30 June 2011 and 31 December 2010, trade payables comprised the followings:

	30.06.2011	31.12.2010

Suppliers	65,467	58,150
Other trade payables	--	--

Total	65,467	58,150

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.   OTHER CURRENT LIABILITIES

As of 30 June 2011 and 31 December 2010 other current liabilities comprised the followings:

	30.06.2011	31.12.2010

Social security premiums & withholding taxes payable	9,278	6,010
Due to personnel	8,307	7,056
Accrued expense	1,625	1,350
Advance received	42,518	10,776
Other liabilities	--	40

Total	61,728	25,232

16.   RESERVE FOR EMPLOYEE TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 30 June 2011, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,623 effective from 1 January 2011 has been taken into consideration in calculation of provision from employment termination benefits (2010: TRY 2,517).

The principal actuarial assumptions used at the statement of financial position s dates are as follows:

	30.06.2011	31.12.2010
Discount rate	10.00%	10.00%
Expected rates of salary / limit increases	5.1%	5.1%

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

17.  SHARE CAPITAL

The shareholders and their participation percentages as of 30 June 2011 and 31 December 2010 are as follows:

	30.06.2011		31.12.2010
	Shareholding		Shareholding
	Amount	%	Amount	%
Ali Rıza Tanışman	2,700	3.00%	2,700	3.00%
Andrew Stuart Brabin	30,600	34.00%	30,600	34.00%
Recep Tanışman	29,700	33.00%	29,700	33.00%
Ronald George Murphy	26,182	29.09%	26,182	29.09%
Cansın Tanışman	818	0.91%	818	0.91%
	90,000	100.00%	90,000	100.00%

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

18.  SALES

The composition of sales by principal operation for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Clever board	337,124	433,273
Triumph board 78 inch	--	136,060
Touch it board 78 inch	119,122	429,564
Touch it board 80 inch	39,446	180,825
Triumph board 80 inch	--	52,386
Touch it board 90 inch	22,811	93,042
Touch it board 50 inch	9,639	34,484
Triumph board 50 inch	--	1,216
Electronic circuit	53,680	118,238
Others	9,949	20,936

Returns (-)	(54,886)	--

Total	536,884	1,500,024

19.   COST OF SALES

The composition of cost of sales by principal operations for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Direct material cost	384,516	911,492
Direct labor cost	47,859	27,797
General production overheads	49,931	44,208
Ending inventory (trade goods)	(5,964)	(479)
Depreciation	5,372	1,405

Cost of Good Sold	481,714	984,423
Cost of Raw Materials Sold	55,624	--
Total Cost of Sales	537,338	984,423

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

20.   MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Export expenses	46,808	153,820
Sales & marketing expenses of shareholders	--	117,342
Commission expense	56,494	--
Consultancy received regarding selling and marketing activities	90,005	14,103
Cargo expenses	2,467	3,930
Software expense	2,100	32,906
Others	18,624	20,659

Total	216,498	342,760

21.   GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Consulting expenses	25,617	13,555
Personnel expense	32,892	3,904
Retirement pay liability	--	1,075
Depreciation	8,245	2,489
Tax and duties	667	684
Food expenses	5,350	488
Other	1,818	5,185

Total	74,589	27,380

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

22.  OTHER INCOME AND (EXPENSES), NET

The composition of other income and (expenses), net for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Provision for impairment of inventory	(13,328)	--
Provision for doubtful receivables	(1,837)	--
Non tax deductible expenses	(3,036)	(4,244)
Other, net	6,730	709

Total	(11,471)	(3,535)

23.  FINANCIAL EXPENSES

The composition of financial income / (expenses), net for the period ended at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Interest expenses	(91)	(1,143)
Bank charges	(1,358)	(2,265)
Financial service expense charged by Trafalgar (*)	(26,984)	--

Total	(28,433)	(3,408)

(*) There is an agreement between Touch It Technologies Inc. (and all its subsidiary- Touch It Technologies and Touch It Education Kollektif) and Trafalgar Capital Advisory Partners LLP (Trafalgar) dated November 3, 2010 relating to the appointment of Trafalgar as introducer/advisor. Based on the agreement Sahara and Research for Learning receivables has been assigned to Trafalgar and Trafalgar pays the amount within 15 days.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

30 June 2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	1,049	--	1,049	1,049	5
Trade receivables (including related parties)	--	37,682	--	37,682	37,682	6-7

Financial liabilities
Borrowings	--	0	--	0	0	13
Trade payables (including related parties)	--	922,063	--	922,063	922,063	7-14

31 December 2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	47,282	--	47,282	47,282	5
Trade receivables	--	669,937	--	669,937	669,937	6

Financial liabilities
Borrowings	--	--	2,351	2,351	2,351	13
Trade payables (including related parties)	--	1,099,255	--	1,099,255	1,099,255	7-14

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 30 June 2011 and for the years ended 31 December 2010 can be summarized as follows:

	30.06.2011			31.12.2010
	F/C	Foreign		Foreign
	Type	Currency	TRY	Currency	TRY
Banks	USD	17	27	45,538	70,401
	EUR	--	--	78	160
Trade receivables	USD	5,060	8,249	669,937	1,035,723
Due from shareholders	USD	--	--	31,302	48,393
Due from related parties	USD	32,622	53,180	--	--

Trade payables	USD	(65,093)	(106,115)	(23,829)	(36,839)
Due to related parties	USD	(856,596)	(1,396,422)	(1,039,944)	(1,607,753)
Due to shareholders	USD	(29,743)	(48,487)	(9,170)	(14,177)
Other current liabilities	USD	(42,518)	(69,313)	(10,776)	(16,660)

Net F/C Assets and Liabilities			(1,558,881)		(520,752)

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

24.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CON TINUED)

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

	Current	Noncurrent	Total
30 June 2011

Borrowings	--		--
Trade payables	65,467		65,467
Due to related parties	856,596		856,596

31 December 2010

Borrowings	2,351	--	2,351
Trade payables	58,150	--	58,150
Due to related parties	1,041,105	--	1,041,105

25.    SUBSEQUENT EVENTS

There is no subsequent event has occurred which might affect the financial statements.

TOUCH IT EDUCATION TECHNOLOGIES
DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI

FINANCIAL STATEMENTS
AS OF 30 JUNE 2011
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch It Education Technologies
Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı

Report on the Financial Statements

We have reviewed the accompanying financial statements of Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı (“the Company”) which comprise the financial position as of 30 June 2011 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr
denge@mazarsdenge.com.t

Basis for Qualification

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. Company has suffered recurring losses from operations and has net capital deficiency and negative equity balance amounting to USD 82,856 as of June 30, 2011 that raises substantial doubt about the company's ability to continue as a going concern. Accordingly, the continuity of the Company’s operations is dependent on the profitability of future operations and the existence of necessary financial support by shareholders and other creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conclusion

Based on our review, except for the effect of the matter discussed in the preceding paragraph, nothing has come to our attention that causes us to believe that the accompanying interim financial information does not give a true and fair view of the financial position of the Company as at 30 June 2011, and of its financial performance and its cash flows for the three months period then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

We would like to draw your attention to the following matters:

•
According to Turkish Tax Legislation, service invoices issued abroad are subject to withholding tax with a rate of 20%, provided that the service has been received in Turkey. During our review of 2011, we have determined significant amount of such invoices under the name of consultant fee and expenses totally amounting to USD 167,978. However, the Company Management does not foresee any risk on the basis of the interpretation that those consultancy services have been received abroad; the Company may face possible tax risk in case of a different interpretation by the tax office.

DENGE BAĞIMSIZ DENETİM
SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Member of MAZARS

Gökhan Almacı
Partner

Istanbul, 1 August 2011

DENGE BAĞIMSIZ DENETİM SERBEST MUHASEBECİ MALİ MÜŞAVİRLİK A.Ş.
Hürriyet Mah. Dr. Cemil Bengü Cad. İş Merkezi No:2 K:1-2 Çağlayan 34403 Kağıthane/İSTANBUL
Tel: (0212) 296 51 00 (pbx) Fax: (0212) 296 51 99 Tic. Sic. No: 262368-209940 www.mazarsdenge.com.tr denge@mazarsdenge.com.tr

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF FINANCIAL POSITION AS OF 30 JUNE 2011 AND 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.06.2011	31.12.2010
ASSETS
Cash and cash equivalents	5	190	3,274
Trade receivables, net	6	--	35,288
Due from related parties	7	614,930	863,395
Due from shareholders	7	9,333	9,842
Inventories	8	255,485	191,417
Other current assets	9	1,399	221

Total current assets		881,337	1,103,437

Rights, net	10	12,572	13,312

Total non-current assets		12,572	13,312

Total assets		893,909	1,116,749
LIABILITIES AND SHAREHOLDERS' EQUITY
Trade payables	11	39,254	54,211
Due to shareholders	7	22,226	22,147
Due to related parties	7	158,550	104,887
Other current liabilities	12	6,735	48,001

Total current liabilities		226,765	229,246

Share purchase advances	1	750,000	750,000
Employee termination benefits	13	--	--

Total long-term liabilities		750,000	750,000

Shareholders' Equity:
Share capital	14	37,570	37,570
Retained Earnings		99,933	111,009
Net income / (loss) for the period		(220,359)	(11,076)

Total shareholders’ equity		(82,856)	137,503

Total liabilities and shareholders’ equity		893,909	1,116,749

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENTS OF INCOME FOR THE SIX MONTHS PERIOD ENDED AS OF
30 JUNE 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Notes	30.06.2011	30.06.2010

Net sales	15	377,983	671,523
Cost of sales	16	(295,063)	431,097

Gross profit		82,920	240,426

Marketing and selling expenses	17	(211,353)	(68,318)
General and administrative expenses	18	(48,468)	(34,457)

Total operating income		(176,901)	137,651

Financial income / (expense), net		--	(1,319)
Other income / (expense), net		(34,873)	182
Translation loss		(8,585)	(9,682)

Loss before provision for taxation		(220,359)	126,832

Provision for taxation
- Current		--	--
- Deferred		--	--

Net income for the period		(220,359)	126,832

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF CASH FLOW AS OF 30 JUNE 2011 AND 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	30.06.2011	30.06.2010

Cash flow from operating activities
Net income for the period	(220,359)	128,687

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	740	2,121
Provision for employee termination benefit	--	(542)

Net income adjusted to non-cash items	(219,619)	130,266

Changes in operating assets and liabilities:
Change in trade receivables	35,288	(51,858)
Change in due from related parties	248,466	(463,186)
Change in due from shareholders	509	(9,662)
Change in inventories	(64,069)	(155,510)
Change in other current assets	(1,178)	158
Change in trade payables	(14,957)	31,589
Change in due to related parties	53,663	(19,924)
Change in due to shareholders	79	(8,082)
Change in other current liabilities	(41,266)	(40,246)

Net cash provided from operating activities	(3,084)	(586,455)

Cash flows from investing activities:
Purchased of property and equipment	--	--
Change in share purchase agreement	--	750,000

Net cash provided from investing activities	--	750,000

Cash flows from financing activities:
Increase/(decrease) in short-term borrowings	--	--
Increase/(decrease) in long-term borrowings	--	--

Cash flows provided by financing activities	--	--

Net decrease in cash and cash equivalents	(3,084)	163,545

Cash and cash equivalents at the beginning of the period	3,274	2,204

Cash and cash equivalents at the end of the period	190	165,749

The accompanying notes form an integral part of these financial statements.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
STATEMENT OF CHANGES IN EQUITY AS OF 30 JUNE 2011 AND 31 DECEMBER 2010

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Retained Earnings	Net income for the year / period	Total Shareholders' Equity

Balances at 1 January 2010	35,500	53,743	57,266	146,509

Share capital increase	2,070	--	--	2,070

Transfer to retained earnings	--	57,266	(57,266)	--

Net income for the year	--	--	(11,076)	(11,076)

Balances at 31 December 2010	37,570	111,009	(11,076)	137,503

Transfer to retain earnings	--	(11,076)	11,076	--

Net profit / (loss) for the six months period	--	--	(220,359)	(220,359)

Balances at 30 June 2011	37,570	99,933	(220,359)	(82,856)

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

No changes in the shareholder structure of Touch IT Turkey have been made since the formal registration has not yet been completed

Average number of employees of the Company as of 30 June 2011 is 6 while it was 6 as at December 31, 2010.

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
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

Following period rates are applicable as of 30 June 2011 and 31 December 2010:

	30.06.2011	31.12.2010

USD	1.6302	1.5460
EURO	2.3492	2.0491
GBP	2.6111	2.3886

Average USD	1.5934	1.4991

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
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

5.     CASH AND CASH EQUIVALENTS

As of 30 June 2011 and 31 December 2010 cash and cash equivalents comprised of the followings:

	30.06.2011	31.12.2010

Cash in hand	97	695
Banks	93	2,579

Total	190	3,274

6.     TRADE RECEIVABLES

As of 30 June 2011 and 31 December 2010 trade receivables comprised of followings:

	30.06.2011	31.12.2010

Trade receivables	53,380	54,829
Provision for doubtful receivables (-)	(53,380)	(19,541)

Total	--	35,288

The provision has been booked for the receivables from Proformance Product and Truimphboard S.R.O.

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.     RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parties on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.06.2011	31.12.2010

Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	145,965	587,308
Touch IT Technologies Koll. Şti.. Ronald George Murphy ve Ortakları	468,965	276,087

Total	614,930	863,395

Due from shareholders	30.06.2011	31.12.2010

Andrew Stuart Brabin	--	9,842
Recep Tanışman	9,333	--

Total	9,333	9,842

Due to related parties	30.06.2011	31.12.2010

Kamron Inc	94,427	50,467
ASB Trading	64,123	54,420

Total	158,550	104,887

Due to shareholders	30.06.2011	31.12.2010

Ali Rıza Tanışman	22,226	22,147

Total	22,226	22,147

Transactions between related parties have been presented as follows:

Major purchases from related parties	30.06.2011	30.06.2010
Touch It Technologies Koll. Şti. Ronald George Murphy ve Ortakları	58,451	146,408
Total	58,451	146,408

Major sales to related parties	30.06.2011	30.06.2010
Emko Yazı Tahtaları ve Eğitim Gereçleri A.Ş.	101,918	309,034
Touch IT Technologies Koll. Şti. Ronald George Murphy ve Ortakları	152,822	55,680
Total	254,740	364,714

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

7.     RELATED PARTY BALANCES AND TRANSACTIONS (COUNTINUED):

Service provided by	30.06.2011	30.06.2010

Kamron Inc.	98,991	15,807
Andrew Stuart Brabin	68,987	12,000

Total	167,978	27,807

8.     INVENTORIES

As of 30 June 2011 and 31 December 2010 inventories comprised of the followings:

	30.06.2011	31.12.2010

Trade goods	118,026	109,261
Advances given for purchases(*)	137,459	82,156

Total	255,485	191,417

(*) The majority of the balance comprise of advance given to Songtian Orient Corporation (China) Limited amounting USD 122,602 (in 2010 USD 36,960) for the purchase of LCD products. According to purchase agreement, the goods would be delivered to Turkey before 21 April 2011. However Songtiang delayed the delivery. Soon after Company lawyer has sent a demanding letter regarding the prepayment but till to our date of report no response has been received no legal action has been started.

The Touch It Technology and Touch It Education inventories have been insured together with a single insurance policy. The insurance on the total inventories as of 30 June 2011 is TL 650,000.
(31 December 2010 is USD 100,000)

9.	OTHER CURRENT ASSETS:

As of 30 June 2011 and 31 December 2010 other receivables comprises of the followings;

	30.06.2011	31.12.2010

Prepaid expense	154	221
Advance given to personnel	1,245	--

Total	1,399	221

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

10.  NON-CURRENT ASSETS

As of 30 June 2011 and 31 December 2010 non-current assets comprised of followings:

	30.06.2011	31.12.2010

License right	35,500	35,500
Depreciation allowance	(22,928)	(22,188)

Total	12,572	13,312

Rights represent the operating license obtained from Under secretariat of The Prime Ministry for Foreign Trade. The validation date of the licence has been extended from 10 year to 15 year in 2010.

11.  TRADE PAYABLES

As of 30 June 2011 and 31 December 2010 trade payables comprised as of the followings:

	30.06.2011	31.12.2010

Trade payables	39,254	54,211

Total	39,254	54,211

12.  OTHER CURRENT LIABILITIES

As of 30 June 2011 and 31 December 2010 other current liabilities comprised of the followings:

	30.06.2011	31.12.2010

Taxes and funds payable	1,093	2,471
Social security premiums and withholding taxes payable	730	1,439
Accrued expenses	1,625	1,250
Advances received	2,041	40,731
Due to personnel	1,246	2,110

Total	6,735	48,001

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)]

13.  RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 30 June 2011, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,623 effective from 1 January 2011 has been taken into consideration in calculation of provision from employment termination benefits (2010: TRY 2,517).

14.  SHARE CAPITAL

The issued share capital of the Company is respectively for the period ended at 30 June 2011 and for the years ended 31 December 2010 comprised as follows;

	30.06.2011		31.12.2010
	Shareholding		Shareholding
	Amount	%	Amount	%

Andrew Stuart Brabin	27,050	72	27,050	72
Ali Rıza Tanışman	1,503	4	1,503	4
Recep Tanışman	7,515	20	7,515	20
Cansın Tanışman	751	2	751	2
Volkan Tanışman	751	2	751	2
	37,570	100	37,570	100

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.  SALES

The composition of sales by principal operation for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Electronic set	362,656	459,150
Remote Control for classroom	4,738	129,682
Touch IT board	2,540	43,410
Writing Pad	5,500	22,507
LCD	615	--
Others	1,934	25,047

Returns (-)	--	(8,273)

Total	377,983	671,523

The composition of cost of sales by principal operations for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Beginning inventory of trade goods	109,261	48,111
Purchases	303,828	534,772
Ending inventory of trade goods (-)	(118,026)	(151,786)

Total	295,063	431,097

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

17.  MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal operations for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Export expenses	5,916	17,542
Consultancy expenses (*)	201,565	35,858
Web site design expenses	--	8,908
Other expenses	3,872	6,010

Total	211,353	68,318

(*) The vast majority of the balance comprises of consultancy invoices issued by Kamron and ASB.

18.  GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Audit and consultancy expenses	8,722	9,063
Personnel expenses	31,159	12,649
Rental expenses	6,600	6,192
Depreciation	740	3,976
Other expenses	1,247	2,577

Total	48,468	34,457

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

19 . OTHER INCOME AND (EXPENSES), net:

The composition of other income and expenses for the years ended at 30 June 2011 and 2010 can be summarized as follows:

	30.06.2011	30.06.2010

Provision for doubtful receivables	(34,511)	--
Other expense	(362)	--
Other income	--	182

Total	(34,873)	182

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

30 June 2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents		190		190	190	5
Trade receivables (including related parties)		614,930		614,930	614,930	6-7

Financial liabilities
Trade payables (including related parties)		197,620		197,620	197,620	7-11

31 December 2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities at amortized cost	Carrying value	Fair value	Note

Financial assets
Cash and cash equivalents	--	3,274	--	3,274	3,274	5
Trade receivables (including related parties)	--	898,683	--	898,683	898,683	6-7

Financial liabilities
Trade payables (including related parties)	--	159,098	--	159,098	159,098	7-11

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

19.  FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (CONTINUED)

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 30 June 2011 and for the years ended 31 December 2010 can be summarized as follows:

		30.06.2011		31.12.2010
	F/C Type	Foreign Currency	TRY	Foreign Currency	TRY
Banks	USD	40	65	2,138	3,306
	EUR	--	--	19	38

Due from related parties	USD	614,930	1,002,459	587,308	907,979

Trade receivables	USD	--	--	34,731	53,694

Advances given	USD	122,602	199,866	72,544	112,153
(Inventories)

Trade payables	USD	(36,706)	(59,838)	(43,480)	(67,220)

Advances received	USD	(2,041)	(3,327)	(40,731)	(62,970)
(Other current liabilities)

Due to related parties	USD	(158,550)	(258,468)	(104,887)	(162,155)

Share purchase advances	USD	(750,000)	(1,222,650)	(750,000)	(1,159,500)

Net F/C Assets / (Liabilities)			(341,893)		(374,675)

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 30 JUNE 2011

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

	Current	Noncurrent	Total
30 June 2011

Trade payables (including related parties)	158,734	--	158,734

31 December 2010

Trade payables (including related parties)	159,098	--	159,098

21.  SUBSEQUENT EVENTS

There is no subsequent event has occurred which might affect the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Management’s Discussion and Analysis or Plan of Operation,” “Business” and those listed in our other Securities and Exchange Commission filings.  Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.

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

We are a manufacturer of touch based visual communication products for education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards and large interactive Liquid Crystal Displays (“LCD”). Our products stand out from our competition in terms of our design, functionality and price offering.  Our customers seek our products as they provide them with a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.

In the past three years, we have designed, manufactured, launched, developed and sold four new products as well as established the business from scratch and equipped a factory.

COMPANY OVERVIEW

We manufacture touch-based visual communication products for the education and corporate worldwide marketplaces. Our products stand out from our competition in terms of design, functionality and price offering. Our customers seek our products as they provide them a different point of entry to the market in terms of price, quality of design and margin.

In our first year of trading, we exceeded revenues of $2 million USD having designed, manufactured, launched and sold four new products as well as established the business and equipped a factory. Our second full year of trading saw 176% growth as we expanded into world-wide markets.

On January 10, 2011, we forecasted our 2011 revenue projections to be $9 million. However, having had a slow first half of this year, our ability to hit this target will depend upon whether we may obtain a large number of tender opportunities.

Our keys to success are:

1. Establish and maintain working relationships and contractual agreements with distribution and Original Equipment Manufacturer (“OEM”) customers;
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

Recent Developments

On May 7, 2010, we (which at that time was called Hotel Management Systems, Inc.), entered into a Share Exchange Agreement with TouchIT Tech KS, the stockholders of TouchIT Tech KS, TouchIT Ed, and the stockholders of Touch Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The Closing took place on May 7, 2010.

In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors for the sale of up to $1,500,000 (the “Purchase Price”), which was represented by the convertible promissory notes of our Company (“Note” or “Notes”) and share purchase warrants (the “Warrants”) to purchase common shares of our Company (the “Warrant Shares”).  Due to the non-provision of the second $750,000 by certain investors, we cancelled the promissory Notes for $250,000 and $500,000 including the underlying Warrant Shares.

On February 16, 2011, we borrowed Two Hundred Fifty Thousand Dollars ($250,000) (the “Advance”) from TCA Global Credit Master Fund, LP (the “Lender”) pursuant to a revolving credit facility evidenced by a Credit Agreement with an effective date of November 30, 2010 (the “Credit Agreement”).

The Credit Agreement evidences a revolving credit facility in the minimum principal amount of $250,000, which subject to Lender approval may be increased up to One Million Dollars ($1,000,000) (the “Loan”). Interest on the Advance accrues at the rate of eight percent (8%) per annum and the outstanding and accrued interest is due and payable on a bi-monthly basis. The outstanding principal amount is due on February 16, 2012.

The Loan is also evidenced by a revolving note (the “ Revolving Note”). The Credit Agreement and Revolving Note are secured by, among other things, (i) the Security Agreement made by and between our Company and the Lender pursuant to which the Borrower has granted a security interest in all of the Borrower's assets to the Lender (the "Security Agreement"), (ii) a personal guaranty and validity guaranty executed by Andrew Brabin, Chief Financial Officer of our Company, and (iii) a personal guaranty and validity guaranty executed by Recep Tanisman, the Chief Executive Officer of our Company.

Pursuant to the Credit Agreement, on February 16, 2011, our Company issued to the Lender One Hundred Thousand (100,000) common shares (the “Restricted Shares”), which have piggy back registration rights as part of any registration statement filed by our Company and full ratchet rights and anti-dilution rights during the six months following February 16, 2011. Furthermore, we also issued to Lender Twenty-Five Thousand (25,000) shares of our Company's Series A convertible preferred stock, par value of $0.001 (“Preferred Shares”), with such shares shall be converted into shares of common shares of our Company on February 16, 2012 upon the satisfaction of certain conditions (including if the value of the Restricted Shares is less than $45,000 on February 16, 2012 based on the average closing price for the 30 trading days prior thereto).

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

Upon the occurrence of an event of default (as defined in the Credit Agreement), the Lender may, at its option, declare its commitments to us to be terminated and all obligations and commitments to be immediately due and payable. For all the terms and conditions of the Credit Agreement, the Security Agreement and the Revolving Note, reference is hereby made to such documents respectively filed as Exhibits 10.1, 10.2 and 10.3 as part of the Form 8-K filed with the Securities and Exchange Commission on February 23, 2011. All statements made herein concerning the foregoing document are qualified by reference to said Exhibits.

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

We have seen that the market in general this past quarter has slowed down. Management does however expect that the third and fourth quarter will be strong quarters for us. This is the usual trend in the industry.

We have shipped products this quarter to the Department of Homeland Security. We hope to work on this relationship, as we believe this could be a good account for us. We have also shipped product to the armed forces in the USA for use in the training environments within the military.

We now have around forty resellers throughout the USA that we support through our distribution network that sell TouchIT branded products to numerous vertical markets. We will continue to work with our partners and grow the sales channel.

We have shipped product this quarter directly through CSN stores. We have continued to work with DEMCO, based out of Madison, WI.  DEMCO is a large educational / Library / Furniture company that sell throughout the USA into the educational library markets. They have expressed interest to sign an OEM agreement with us and we are looking to sign early next quarter.

We have entered into discussions with CDWG, one of the USA's largest resellers who have offices nationwide.

We received our first orders from Office Concepts Inc. (“OCI”) in Massachusetts. OCI’s aim is to ship our products to various pharmaceutical customers in the New England area.

We are working with Cascade, a reseller in Massachusetts, who is targeting over twenty school districts and who are building new schools that will have the ability to include the TouchIT products into their new environments. We hope that early next quarter we will begin to see some results for our efforts.

We have entered into discussions with new potential partners for Australia, South Africa and also Italy. Management hopes to conclude these agreements in the beginning of the third quarter. These markets fall into our Company’s model of targeting markets with a low penetration of Interactive products.

We will continue to expand in the Middle East as sales in that region continue to grow. Our Sales Manager for the region is actively recruiting both new channel partners as well as distribution partners. Saudi Arabia continues to be the strongest country for sales and growth in the region.

We have completed the development and customization (OEM) of the TouchIT Board for Hitachi Solutions Europe. This product will be sold into the Indian Marketplace.

We have now completed the development of the Interactive LCD products which we plan to launch in the third quarter of 2011. These products will include a 42”, a 55”, and a 65” LCD. All of these products will be full high definition and touch-based, and may include options of multiple input “multi-touch” on these models.

We will continue to look into the viability of an OEM offering of a content software that is suitable for both 7-11 and 11-16 age groups. If concluded, the software will be sold in conjunction with our existing products to strengthen the product portfolio.

Last, we have undertaken significant research and development of new products including a mobile stand with integrated projector mount, a document camera and a new wireless tablet that management hopes will be launching by the end of the year.

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

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

We maintain our books of account and prepare our statutory financial statements in accordance with accounting principles in the Turkish Commercial Code and tax legislation. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

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

RESULTS OF OPERATIONS

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR QUARTER ENDED JUNE 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2011	30/06/2010

NET SALES	914,867	2,171,547
COST OF SALES	(832,401)	(1,419,424)
Gross profit	82,466	752,123
MARKETING AND SELLING EXPENSE	(427,851)	(337,590)
GENERAL AND ADMINISTRATIVE EXPENSES	(123,057)	(131,421)
Profit from operations	(468,442)	283,112
OTHER INCOME AND EXPENSES, net	(46,344)	(3,226)
FINANCIAL INCOME AND EXPENSES, net	(28,433)	(4,854)
Profit Loss before taxation and currency translation gain/(loss)	(605,745)	275,032
TAXATION CHARGE	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	(3,244)
Net income/(loss) for the period	(605,745)	271,788
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(605,745)	271,788

NET SALES (REVENUE) – For the first six months of the year, quarter ended June 30, 2011, as compared to the six months ended June 30, 2010, revenue has decreased by 58% or by $1,256,680 from $2,171,547 to $914,867. This decrease can be attributed to a slow down in the market due to uncertain budgetary commitments from certain of our customers. Management also notes that typically, the third and fourth quarters are the strongest quarters for our market. Our going forward sales activity, including the first half of the year, also reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets in lieu of non-recurring tender business. Our management does anticipate that revenues will continue to grow for the balance of the year in light of the regular run rate business growth combined with our initiatives that we have recently made regarding the LCD product line which is due to be released in the third quarter. The LCD product line represents a much larger value ticket item which will drive revenues higher.

GROSS PROFIT – For the first six months of the year, quarter ended June 30, 2011, as compared to the six months ended June 30, 2010, gross profit has decreased by $669,657 from $752,123 to $82,466. This is primarily due to the decrease in sales revenue.

OPERATIONAL PROFIT – For the first six months of the year, quarter ended June 30, 2011, as compared to six months ended June 30, 2010, operational profit has decreased from $283,112 to (468,442), a decrease of $751,554. This can be attributed to the maintenance of overhead coupled with a drop in sales. The operational costs do not decrease when revenue decreases.

	30/06/2011	30/06/2010	31/12/2009

MARKETING AND SELLING EXPENSE	(427,851)	(337,590)	(409,386)
As a percentage of revenue	46%	17%	20%
GENERAL AND ADMINISTRATIVE EXPENSES	(123,057)	(131,421)	(140,121)
As a percentage of revenue	13%	7%	7%

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2011, as compared to the same period in June 30, 2010, net income for the period has decreased by $877,533 from $271,788 to (605,745). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for our business to grow.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED BALANCE SHEETS AT JUNE 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2011	30/06/2010

Cash and cash equivalents	1,239	215,613
Trade receivables, net	5,060	709,121
Due from related parties	655,135	602,391
Due from Shareholders	41,955	56,406
Inventories	571,586	291,394
Other current assets	4,223	5,249

Total current assets	1,279,198	1,880,174

NON CURRENT ASSETS

Property, plant and equipment, net	59,530	53,387
Intangible assets, net	18,426	3,777
Rights	-	11,000
Other non current assets	12,763	280

Total non current assets	90,719	68,444

TOTAL ASSETS	1,369,917	1,948,618

CURRENT LIABILITIES
Borrowings	-	8,277
Trade payables	104,721	51,169
Due to shareholders	188,293	52,516
Due to related parties	878,822	980,750
Other current liabilities	68,463	15,898

Total current liabilities	1,240,299	1,108,610

NON CURRENT LIABILITIES
Borrowings	-	-
Employee termination benefits	-	1,183
Reserve for retirement pay	-
Share purchase advances	750,000	750,000

Total non current liabilities	751,078	751,183

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	125,500
Retained earnings	(143,285)	(308,463)
Net income / (loss) for the period	(605,745)	271,788

Total shareholders’ equity	(621,460)	88,825

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	1,369,917	1,948,618

CURRENT ASSETS – For the first six months of the year, quarter ended June 30, 2011, as compared to the six months ended June 30, 2010, total current assets have decreased $600,976. This decrease is due to an decrease in sales revenue resulting in a decrease in trade receivables, which decreased from $709,121 on June 30, 2010 to $5060 on June 30, 2011.

NON-CURRENT ASSETS – For the first six months of the year, quarter ended June 30, 2011 as compared to the six months ended June 30, 2011, total non-current assets have increased by 32% or $22,275. This is mainly due to an increase in intangible assets which relates to the Freeport Licenses that our Company holds.

TOTAL ASSETS – For the first six months of the year, quarter ended June 30, 2011, as compared to the six months ended June 30, 2010, total assets have decreased by 30% or $578,701 from $1,948,618 to $1,369,917. The reason for the decrease in assets can be attributed to the decrease in Trade Receivables which is directly related to the drop in revenue.

CURRENT LIABILITIES – For the first six months of the year, quarter ended June 30, 2011, as compared to the six months ended June 30, 2010, total current liabilities have increased by 12% or $131,689 from $1,108,610 to $1,240,299. Trade payables have increased $53,552, which can be attributed to an increase in inventory. Our management made the decision to take on an increased inventory holding to fulfill a growing pipeline for subsequent quarters. Monies due to related parties has decreased by $101,928 when comparing quarter ended June 30, 2011 with quarter ended June 30, 2010.

TOUCHIT TECH KS AND TOUCHIT ED COMBINED STATEMENTS OF CASH FLOW FOR QUARTERS ENDED
JUNE 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2011	30/06/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(605,745)	271,788
Adjustments to reconcile net income to net cash provided		--
By operating activities:		--
Depreciation and amortisation	14,357	3,859
Provision for employee benefit	(764)	684

Changes in operating assets and liabilities
Trade receivables, net	700,165	(434,319)
Due from shareholders	1,047	(56,406)
Due from related parties	215,844	(471,797)
Inventories	(205,944)	(31,511)
Other current assets	(3,117)	(4,467)
Other non current assets	(3,117)	3444
Trade payables	(7,640)	(19,450)
Due to shareholders	45,912	(31,960)
Due to related parties	(184,430)	318,666
Other current liabilities	(4,770)	(104,720)
Share Purchase Advances

Net cash generated from (used for) operating activities	(31,721)	(552,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(2,351)	(3,005)
Increase/(decrease) in long-term borrowings	--	(2,321)
Dividends paid	--	--

Net cash (used for) provided from financing activities	(2,351)	(5,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(15,245)	(31,693)
Share capital increase	--

Net cash used for investing activities	(15,245)	(31,693)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(49,317)	160,768

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	1,239	215,613

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2011, as compared to the same period in June 30, 2010, net income for the period has decreased by $877,533 from $271,788 to (605,745). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for our business to grow.

NET CASH USED FOR OPERATING ACTIVITIES – For the first six months of the year, quarter ended June 30, 2011, as compared to the six months ended June 30, 2011, net cash used for operating activities was $(31,721) compared to $(552,213) which is a decrease of $520,492. This can be attributed to the reduction of financing customer credit.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. This has reduced the debtor days from an average of 45 to 15 or less on eligible accounts from the UK and USA. However, with sales being down, we have not been able to make full use of this facility. Our management expects to utilize the facility as our business grow in the UK and USA.

CASH FLOW FROM FINANCING ACTIVITES – For the first six months of the year, quarter ended June 30, 2011, cash flow from financing activities was $(2,351) compared to $(5,326) at June 30, 2010.

CASH POSITION. There was a net decrease in the cash and cash equivalents of $49,317 from the beginning of the period through June 30, 2011. This change in cash position can be attributed to the increase in “services” and “consulting work” which we have enlisted to ensure our continued growth. Generally, invoices are paid within 30 days. We continue to use the services of our Sales Consultant for the Middle East region, as well as the services of Buyers Bridge for supply chain management from the Far East and Cooper Global Communications for both public and investor relations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2011, our Company has not made any changes to internal control over financial reporting.

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

In connection with the closing of the Share Exchange Agreement, on May 7, 2010, we entered into a Subscription Agreement with certain investors for the sale of up to $1,500,000 of principal amount convertible promissory notes of the Company convertible into up to 6,000,000 shares of our Common Stock and share purchase warrants to purchase up to 6,000,000 shares of our Common Stock.  The terms of the Subscription Agreement, Notes and Warrants (including the terms of conversion and/or exercise of the Notes and Warrants) are discussed more fully in Item 1.01 and 2.01 on Form 8-K, filed with the SEC on May 12, 2010.   The issuance of these securities was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 16, 2011, pursuant to the Credit Agreement, as mentioned in the section titled “Recent Developments,” we issued to the Lender One Hundred Thousand (100,000) Restricted Shares, which have piggy back registration rights as part of any registration statement filed by our Company and full ratchet rights and anti-dilution rights during the six months following February 16, 2011. Furthermore, we also issued to Lender Twenty-Five Thousand (25,000) Series A Preferred Shares, with such shares shall be converted into shares of common shares of our Company on February 16, 2012 upon the satisfaction of certain conditions (including if the value of the Restricted Shares is less than $45,000 on February 16, 2012 based on the average closing price for the 30 trading days prior thereto).  The issuance of these securities was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2011, there was a miscalculation on the borrowing base certificate by the Lender that resulted in the subsequent over lending to our Company in the amount of $24,000, comprising of a principal of $14,273.74 plus fees and interest. In order to remedy the matter and increase our cash flow during a difficult period in our sales cycle, we agreed to increase the amount the Lender could receive upon conversion of the Preferred Shares previously issued to the Lender under the Credit Agreement from $45,000 to $65,000 and decreased the holding period of those Preferred Shares from 12 months to six months to enable earlier conversion. We also agreed to issue 1,000,000 shares of our  common shares to be held by the Lender as a safe guard against any future similar events. The 1,000,000 common shares issued to the Lender will be returned to us in the event they are not required. The issuance of these securities was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.     Exhibits.

(a)  Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Financial Officer Dated: August 22, 2011