Form 10-K/A
period 2010-12-31
TouchIT Technologies, Inc.
filed 2011-09-07
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Report”) to amend the following:

1) Item 9A of Part II, to include Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2010 as it was not included in the Original Report, and to update the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the same reporting period; and

2) Item 15 of Part IV, to include a revised Independent Auditors Reports to reference the two year period ended December 31, 2010 and 2009 and confirm that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). While Item 15 is restated herein in its entirety, the only change to this Item was the inclusion of the revised Independent Auditors Reports, located on pages F-1 and F-20.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way and other disclosures made in the Original Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, included in this Amendment on Form10-K/A and other filings of the registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such filings may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.

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

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and we concluded that our disclosure controls and procedures were ineffective as of December 31, 2010 because we did not include our management’s Annual Report on Internal Control Over Financial Reporting in the Original Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Brabin.

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

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for the following:

• establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and

• assessing the effectiveness of internal control over financial reporting.

Our Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our board of directors, management and other personnel. It was designed to provide reasonable assurance to our management, our board of directors and external users regarding the fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

• provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors, and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework.

Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon the assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. We can report that there were no changes in the internal controls and procedures over financing reporting during the fourth quarter ended December 31, 2010 that have materially affected or were reasonably likely to affect our Internal Control Over Financial Reporting.

PART IV

Item 15.   Exhibits, Financial Statements Schedules.

(a) Documents Filed. The following documents are filed as part of this Annual Report Form 10-K or incorporated by reference as indicated:

1.           Financial Statements. The financial statements of TouchIT Technologies, Inc. and its subsidiaries are filed under Item 8:

Report of Independent Registered Public Accounting Firm for TouchIT Ed	F-1

TouchIT Ed Statement of Financial Position as of December 31, 2010 and 2009	F-2

TouchIT Ed Statement of Income as of December 31, 2010 and 2009	F-3

TouchIT Ed Statement of Cash Flow as of December 31, 2010 and 2009	F-4

TouchIT Ed Statement of Changes in Equity as of December 31, 2010 and 2009	F-5

Notes to TouchIT Ed Financial Statements	F-6

Report of Independent Registered Public Accounting Firm for TouchIT Tech KS	F-20

TouchIT Tech KS Statement of Financial Position as of December 31, 2010 and 2009	F-21

TouchIT Tech KS Statement of Income as of December 31, 2010 and 2009	F-22

TouchIT Tech KS Statement of Cash Flow as of December 31, 2010 and 2009	F-23

TouchIT Tech KS Statement of Changes in Equity as of December 31, 2010 and 2009	F-24

Notes to TouchIT Tech KS Financial Statements	F-25

2.           Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

EXHIBIT INDEX

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Form 10-K filed March 31, 2011)

3.2	Bylaws of TouchIT Technologies, Inc. (incorporated by reference to Exhibit 3.2 of Form S-1 filed May 29, 2008)

10.1	Share Exchange Agreement (incorporated by reference to Exhibit 2.1of Form 8-K filed on May 12, 2010)

10.2	The Credit Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 23, 2011)

21	Subsidiaries of TouchIT Technologies, Inc. (incorporated by reference to Exhibit 21 of Form 10-K filed March 31, 2011)

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer

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
September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Recep Tanisman	Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2011
Recep Tanisman

/s/ Andrew Brabin	Chief Financial Officer, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	September 7, 2011
Andrew Brabin

/s/ Ronald George Murphy	Officer and Director	September 7, 2011
 Ronald George Murphy

TOUCH IT EDUCATION TECHNOLOGIES
DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI

FINANCIAL STATEMENTS
AS OF 31 DECEMBER 2010
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch It Education Technologies
Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı

Report on the Financial Statements

We have audited the accompanying financial statements of Touch IT Education Technologies Dış Ticaret Kollektif Şirketi Andrew Stuart Brabin ve Ortağı  (“the Company”) which comprise the financial position as of 31 December 2010 and 31 December 2009 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Gökhan Almacı
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

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”), tothe shareholders of Touch IT Technology and Touch IT Education in exchange for the transfer of100% of the shares of TouchIT Tech and Touch IT Education to Hotel Management. This exchangetransaction resulted in Touch IT Technologies and Touch IT Education becoming HotelManagement. The wholly-owned subsidiaries and the stockholders of Touch IT Turkey ownapproximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to anyfinancing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, HotelManagement entered into a Subscription Agreement (the “Subscription Agreement”) with investorsfor the sale of shares up to the value of USD 1,500,000 (the “Purchase Price”). As a result, USD750,000 of the Purchase Price has been recognized in Touch IT Education’s balance sheet as a futureobligation to one of the investors.

No changes in the shareholder structure of Touch IT Turkey have been made since the formal registration has not yet been completed

Average number of employees of the Company as of 31 December 2010 is 6 while it was 3 as at December 31, 2009.

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

Taxation

Partnerships (“kollektif şirket”) are incorporated body according to Turkish Commercial Code; however, partnerships are not recognized as an incorporated body by income tax act. This fact results in paying individual income tax by partnerships, instead of being subject to corporate income tax. Moreover, services rendered by the Company in free zone area is excluded from paying both value added tax and individual income tax. The Company has Operating Licence for the exemption of income tax which is taken from Undersecretariat of The Prime Ministry for Foreign Trade, numbered TRY-149, dated November 1, 2001 and period of validation is 15 years.

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

As of 31 December2010 and 2009 cash and cash equivalents comprised of the followings:

	31.12.2010	31.12.2009

Cash in hand	695	--
Banks	2,579	2,204
	0
Total	3,274	2,204

6.	TRADE RECEIVABLES

As of 31 December2010 and 31 December 2009 trade receivables comprised of followings:

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

As of 31 December 2010 and 2009 inventories comprised of the followings:

	31.12.2010	31.12.2009

Advances given for purchases	82,156	45,324
Trade goods	109,261	48,111

Total	191,417	93,435

The insurance on the inventories as of December 31, 2010 and 2009 is USD 100,000.

9.	OTHER CURRENT ASSETS:

As of 31 December 2010 and 31 December 2009 other receivables and assets comprised of prepaid expenses of USD 221 and USD 382 respectively.

10.	NON-CURRENT ASSETS

As of 31 December 2010 and 2009 non-current assets comprised of followings:

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

As of 31 December 2010 and 2009 trade payables comprised as of the followings:

	31.12.2010	31.12.2009

Trade payables	54,211	1,606

Total	54,211	1,606

12.	OTHER CURRENT LIABILITIES

As of 31 December2010 and 31 2009 other current liabilities comprised of the followings:

	31.12.2010	31.12.2009
Taxes and funds payable	2,471	--
Social security withholdings payable	1,439	929
Accrued expenses	1,250	--
Advances received	40,731	48,174
Due to personnel	2,110
Total	48,001	49,103

13.	RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at December 31, 2010, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,623 effective from January 1, 2011 has been taken into consideration in calculation of provision from employment termination benefits (2009: TRY 2,517).

14.	SHARE CAPITAL

The issued share capital of the Company is respectively for the period ended at 31 December2010 and for the year ended 31 December 2009 comprised as follows;

	31.12.2010		31.12.2009
	Shareholding		Shareholding
	Amount	%	Amount	%

Andrew Stuart Brabin	7,050	2	6,625	75
Ali Rıza Tanışman	1,503	4	8,875	25
Recep Tanışman	7,515	20	--	--
Cansın Tanışman	751	2	--	--
Volkan Tanışman	751	2	--	--
	37,570	100	35,500	100

TOUCH IT EDUCATION TECHNOLOGIES DIŞ TİCARET KOLLEKTİF ŞİRKETİ
ANDREW STUART BRABIN VE ORTAĞI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.	SALES

The composition of sales by principal operation for the period ended as at 31 December 2010 and 2009can be summarized as follows:

	31.12.2010	31.12.2009

Electronic set	1,023,279	383,466
Remote Control for classroom	153,335	6,297
EBEAM whiteboard and devices	--	194,890
Touch IT board	62,288	--
Triumph board	--	173,606
Writing pad	47,745	5,067
Others	20,773	14,392

Returns (-)	--	(705)

Total	1,307,420	777,013

16.	COST OF SALES

The composition of cost of sales by principal operations for the period ended as at 31 December 2010 and 2009 can be summarized as follows:

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

The composition of marketing and selling expenses by principal operations for the year ended as at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Shareholders expenses (*)	105,773	10,834
Export expenses	32,858	12,657
Web site design expenses	8,587	--
Other expenses	7,057	1,071

Total	154,275	24,562

(*) The balance comprises of the marketing and selling expense of Ronald George Murph and Andrew Stuart Brabin.

18.	GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the period ended as at 31 December 2010 and 2009 can be summarized as follows:

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

20.   FINANCIAL EXPENSES:

The composition of financial expenses, net for the years ended at 31 December 2010 and 2009 can be summarized as follows:

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 31 December 2010 and for the year ended 31 December 2009 can be summarized as follows:

		31.12.2010		31.12.2009
	F/C	Foreign		Foreign
	Type	Currency	TRY	Currency	TRY

Banks	USD	2,138	3,306	2,157	3,248
	EUR	19	38

Due from related parties	USD	587,308	907,979	123,953	186,636

Trade receivables	USD	34,731	53,694	3,843	5,786

Advances given	USD	72,544	112,153	45,324	68,244
(Inventories)

Trade payables	USD	(43,480)	(67,220)	--	--

Advances received	USD	(40,731)	(62,970)	(48,173)	(72,534)
(Other current liabilities)

Due to related parties	USD	(104,887)	(162,155)	--	--

Share purchase advances	USD	(750,000)	(1,159,500)	--	--

Net F/C Assets and Liabilities			(374,675)		191,380

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

Effective from January 1, 2011, the ceiling for employee termination benefits has increased to RY 2,623.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI

FINANCIAL STATEMENTS
AS OF 31 DECEMBER 2010
TOGETHER WITH INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Touch IT Technologies Kollektif Şirketi
Ronald George Murphy ve Ortakları

Report on the Financial Statements

We have audited the accompanying financial statements of Touch IT Technologies Kollektif Şirketi Ronald George Murphy ve Ortakları  (“the Company”) which comprise the financial position as of 31 December 2010 and 31 December 2009 and statements of comprehensive income, changes in equity and cash flows for the period then ended, and a summary of significant accounting policies and other explanatory notes.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Gökhan Almacı
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

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
STATEMENT OF CHANGES IN EQUITY AS OF 31 DECEMBER 2010 AND 31 DECEMBER 2009

 (All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

	Share capital	Accumulated deficit	Net (loss) /profit for the year/ period	Total Shareholders' Equity
Opening balance as of 1 January 2009	90,000	--	(100,028)	(10,028)

Transfer to accumulated deficit		(100,028)	100,028)	--

Lloss for the year 2009	--	--	(319,444)	(319,444)

Balances at 31 December 2009	90,000	(100,028)	(319,444)	(329,472)

Transfer to accumulated deficit	--	(319,444)	319,444	--

Net profit for the year 2010	--	--	176,254	176,254

Balances at 31 December 2010	90,000	(419,472)	176,254	(153,218)

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

No changes in the shareholder structure of Touch IT Turkey have been made since the formalregistration has not yet been completed.

Average number of employees of the Company as of 31 December 2010 is 10 while it was 6 as at December 31, 2009.

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

As of 31 December 2010 and 2009 cash and cash equivalents comprised of the followings:

	31.12.2010	31.12.2009
Cash in hand	1,196	9,621
Banks	46,086	43,020

Total	47,282	52,641

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

6.	TRADE RECEIVABLES

As of 31 December 2010 and 31 December 2009 trade receivables comprised of followings:

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

  As of 31 December 2010 and 2009 inventories comprised of the followings:

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

    As of 31 December 2010 and 2009 other receivables and assets comprised of the followings:

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

As of 31 December 2010 and 2009 non-current assets comprised of the prepaid expenses of USD 3,555 and USD 3,725 respectively.

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

13.	BANK LOANS

As of 31 December 2010 and 31 December 2009 bank loans comprised the followings:

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

As of 31 December 2010 and 2009, trade payables comprised the followings:

	31.12.2010	31.12.2009

Suppliers	58,150	65,831
Other trade payables	--	3,182

Total	58,150	69,013

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

15.	OTHER CURRENT LIABILITIES

As of 31 December 2010 and 2009 other current liabilities comprised the followings:

	31.12.2010	31.12.2009

Social security withholdings payable	6,010	685
Due to personnel	7,056	--
Accrued expenses	1,350	--
Advances received	10,776	68,597
Other liabilities	40	2,234

Total	25,232	71,516

16.	RESERVE FOR EMPLOYEE TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at 31 December 2010, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semi annually, the maximum amount of TRY 2,517 effective from 1 July 2010 has been taken into consideration in calculation of provision from employment termination benefits (2009: TRY 2,365).

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

The composition of marketing and selling expenses by principal operations for the year ended as at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Export expenses	156,185	169,528
Sales & marketing expenses of shareholders	45,748	109,381
Software expenses	44,506	--
Fair expense	--	36,849
Salaries	--	8,782
Consultancy expenses	24,333	--
Cargo expenses	5,626	6,208
Depreciation	748	2,780
Others	72,908	51,296

Total	350,054	384,824

21.	GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by principal operations for the year ended as at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2010
Shareholders expenses	102,632	46,200
Consulting expenses	57,877	20,315
Food expenses	5,057	3,132
Depreciation	9,556	1,357
Tax and duties	931	918
Employee termination benefits	1,842	--
Other	11,533	12,509
Total	189,428	84,431

TOUCH IT TECHNOLOGIES KOLLEKTİF ŞİRKETİ
RONALD GEORGE MURPHY VE ORTAKLARI
NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2010 AND 2009

(All amounts are expressed in US Dollars (USD) in full, unless otherwise indicated)

22.	OTHER INCOME AND (EXPENSES),NET

The composition of other income and (expenses), net for the year ended as at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Provision for impairment of inventory	(38,249)	--
Non tax deductable expenses	(4,990)	(10,516)
Other income	3,494	5,060

Total	(39,745)	(5,456)

23.	FINANCIAL EXPENSES

The composition of financial expenses for the year ended at 31 December 2010 and 2009 can be summarized as follows:

	31.12.2010	31.12.2009

Interest expenses	1,224	4,284
Other banking expenses	4,028	2,285

Total	5,252	6,569

24.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the period ended at 31 December 2010 and for the year ended 31 December 2009 can be summarized as follows:

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

On February 16, 2011 the Company has borrowed USD 250,000 from TCA Global Credit Master Fund pursuant to a revolving credit facility evidenced by a Credit Agreement with an effective date as of November 30, 2010. The Credit Agreement evidences a revolving credit facility in the maximum principal amount of USD 250,000, which subject Lender approval may be increased up to USD 1,000,000. The outstanding principal amount is due on February 16, 2012.

Effective from January 1, 2011, the ceiling for employee termination benefits has increased to
TRY 2,623.

 ======================