Form 10-K/A
period 2010-12-31
TouchIT Technologies, Inc.
filed 2011-09-20
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Report”), as previously amended by the Company’s Form 10-K/A filed with the SEC on September 7, 2011 (the “Amendment No.1”), to amend the following:

1) Item 15 of Part IV, to include revised Independent Auditors Reports to opine that the financial statements “present fairly” the financial position of the Company as opposed to “give a true and fair view of” the financial position of the Company which was the language used in the prior reports. While Item 15 is restated herein in its entirety, the only change to this Item was the inclusion of the revised Independent Auditors Reports, located on pages F-1 and F-20.

No other changes have been made to the Original Report and Amendment No.1. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way and other disclosures made in the Original Report and Amendment No.1.

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

2

PART IV

Item 15.   Exhibits, Financial Statements Schedules.

(a) Documents Filed. The following documents are filed as part of this Amendment No. 2 on Form 10-K/A or incorporated by reference as indicated:

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

2.      Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Amendment No. 2 on Form 10-K/A, which is incorporated herein by reference.

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchIT Technologies, Inc. f.k.a Hotel Management Systems, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer
September 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Recep Tanisman	Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2011
Recep Tanisman

/s/ Andrew Brabin	Chief Financial Officer, Corporate Secretary, Treasurer, and Director	September 20, 2011
Andrew Brabin	(Principal Financial and Accounting Officer)

/s/ Ronald George Murphy	Officer and Director	September 20, 2011
 Ronald George Murphy

5

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

Opinion

In our opinion, the accompanying financial statements present fairly the financial position of the Company as of December 31, 2010, and of its financial performance and its cash flows for the year then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

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

Opinion

In our opinion, the accompanying financial statements present fairly the financial position of the Company as of December 31, 2010, and of its financial performance and its cash flows for the year then ended in accordance with Accounting Principles Generally Accepted in the United States of America.

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