Form 10-Q
period 2011-09-30
TouchIT Technologies, Inc.
filed 2011-11-14
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 333-151252

TouchIT Technologies, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Big Beaver Road, Suite 200, Troy, MI, 48084, USA
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

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,839,419 shares of common stock outstanding as of  November 11, 2011.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

TouchIT Technologies, Inc. (the “Company”) was incorporated in the State of Nevada as “Hotel Management Systems, Inc.”  On May 7, 2010, the Company entered into a share exchange agreement, with TouchIT Technologies Koll Sti (“TouchIT Tech KS”), TouchIT Education Koll Sti (“TouchIT Ed”)(“TouchIT Ed” and together with TouchIT Tech KS, “TouchIT”), and the stockholders of TouchIT Tech KS and Touch Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”), all as disclosed on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on May 24, 2010.  See “Recent Developments”.  Subsequently, the Registrant amended its Articles of Incorporation to change its name to TouchIT Technologies, Inc., as disclosed on Form 8-K filed by the Registrant with the SEC on May 24, 2010.

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

TouchIT Technologies, Inc.

Financial Statements

September 30, 2011 and 2010

(Unaudited)

To the Board of Directors

TouchIT Technologies, Inc.

100 West Big Beaver Road,

Suite 200, Troy Michigan, 48084

Dear Board of Directors,

I have reviewed the accompanying statements of financial position of TouchIT Technologies, Inc. as of September 30, 2011 and 2010 and the related statements of activities and statements of cash flows for the nine months then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Standards. All information included is the representation of the Board of Directors of TouchIT Technologies.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with US Generally Accepted Accounting Principles (“US GAAP”) standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with US GAAP standards.

My review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with US GAAP. The information in the accompanying statements and schedules is presented only for supplementary analysis purposes. Such information has been subject to the inquiry and analytical procedures applied in the review of the basic financial statements, and I am not aware of any material medications that should be made thereto.

/S/ Edward Richardson Jr. CPA

Certified Public Accountant

Southfield, MI

November 10, 2011

Supplementary Information

TouchIT Technologies, Inc.

BALANCE SHEET

As of September 30, 2011

ASSETS

CURRENT ASSETS
Cash in Bank - General	65,974.00
Inventory	107,133.00
Prepaid Expenses

Total Current Assets	173,107.00

PROPERTY AND EQUIPMENT
Equipment	230.00

Net Property and Equipment	230.00

TOTAL ASSETS	173,337.00

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

BALANCE SHEET

As of September 30, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable - Trade	439,673.36

Total Current Liabilities	439,673.36

LONG-TERM LIABILITIES
Note Payable	104,917.07

Total Long-Term Liabilities	104,917.07

Total Liabilities	544,590.43

STOCKHOLDERS' EQUITY
Capital Stock, $0.01 par value, 100,000,000 shares	127,570.00
authorized, 55,839,419 shares issued and
outstanding
Retained Earnings	(498,823.43)

Total Stockholders' Equity	(371,253.43)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	173,337.00

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

INCOME STATEMENT

For the 3 Months and 9 Months Ended September 30, 2011

	3 Months Ended	9 Months Ended
	September 30, 2011	September 30, 2011
Sales
Sales	224,850.00	1,139,717.00
Delivery Income	10,710.00	10,710.00
Less Returns & Allowances	-	-

Total Sales	235,560.00	1,150,427.00

Cost of Goods Sold
Material Purchases	191,717.00	1,024,118.00

Total Cost of Goods Sold	191,717.00	1,024,118.00

Gross Profit	43,843.00	126,309.00

Operating Expenses
Marketing & Selling Expenses	10,000.00	437,851.00
General & Administrative Expenses	156,842.61	279,899.61

Total Operating Expenses	166,842.61	717,750.61

Operating Income (Loss)	(122,999.61)	(591,441.61)

Other Income (Expense)
Other Income & Expenses	104,220.00	57,876.00
Financial Income & Expenses	-	(28,433.00)
Other	61,447.00	-
Gain on Discontinued Operations	206,461.18	206,461.18

Total Other Income (Expense)	372,128.18	235,904.18

Net Income (Loss) Before Taxes	249,128.57	(355,537.43)

Net Income (Loss)	249,128.57	(355,537.43)

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

STATEMENT OF RETAINED EARNINGS

For the 3 Months and 9 Months Ended September 30, 2011

	3 Months Ended	9 Months Ended
	September 30, 2011	September 30, 2011

Beginning of Period	(747,952.00)	(143,285.00)
Plus: Net Income	249,128.57	(355,537.43)
Less: Dividends Paid	-	-

RETAINED EARNINGS
END OF PERIOD	(498,823.43)	(498,822.43)

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

STATEMENT OF CASH FLOWS

For the 3 Months and 9 Months Ended September 30, 2011

	3 Months Ended	9 Months Ended
	September 30, 2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	249,128.57	(355,537.43)
Adjustments to reconcile Net Income (Loss) to net Cash provided by (used in) operating activities:	-	-
Losses (Gains) on sales of Fixed Assets:	-	-
Decrease (increase) in Operating Assets:	-	-
Accounts Receivable	702,150.00	1,619,205.00
Inventory	464,453.00	258,510.00
Other	4,452.00	1,335.00
Increase (Decrease) in Operating Liabilities:	-	-
Accounts Payable	334,952.36	314,928.36
Accrued Liabilities	1,135,578.00	1,268,833.00
Total Adjustments	370,429.36	925,145.36
Net Cash Provided by (Used in) Investing Activities	619,557.93	569,607.93

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	-	(230.00)
Disposition of Fixed Assets	90,489.00	92,965.00
Proceeds From Sale of Fixed Assets	-	-
Net Cash Provided By (Used In) Investing Activities	90,489.00	92,735.00

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings	104,917.07	106,290.07
Notes Payable Repayments	(750,000.00)	(753,215.00)
Proceeds from Sale of Stock	-	-
Net Cash Provided By (Used In) Financing Activities	(645,082.93)	(646,924.93)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,735.00	15,418.00

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,239.00	50,556.00

CASH AND CASH EQUIVALENTS AT END OF PERIOD	65,974.00	65,974.00

The footnotes are an integral part of the financial statements.

TOUCHIT TECHNOLOGIES, INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

	Common Stock		Preferred Stock		Retained Earnings	Total Shareholders Equity
	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2011	61,630,001.00	$127,570.00	25,000.00	-	$-143,285.00	$-15,715.00

Net Income	-	-	-	-	$-355,538.00	$-355,538.00

Capital Transactions	-	-	-	-

Prior Period Adjustments	-	-	-	-

Balance at September 30, 2011	55,839,419.00	$127,570.00	25,000.00	-	$-498,823.00	$-371,253.00

The footnotes are an integral part of the financial statements.

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

1.	OPERATIONS OF THE COMPANY:

General

TouchIT Technologies, Inc. (the “Company”) was incorporated in the State of Nevada as “Hotel Management Systems, Inc.” (“Hotel Management”).  On May 7, 2010, the Company entered into a share exchange agreement, with Hotel Management, TouchIT Technologies Koll Sti (“TouchIT Tech KS”), TouchIT Education Koll Sti (“TouchIT Ed”)(“TouchIT Ed” and together with TouchIT Tech KS is collectively referred to as “TouchIT”), and the stockholders of TouchIT Tech KS and TouchIT Ed.  Both TouchIT Tech KS and TouchIT Ed are corporations formed under the laws of Turkey and are based in Istanbul, Turkey. The closing of the transaction (the “Closing”) took place on May 7, 2010 (the “Closing Date”), all as disclosed in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 24, 2010.  See “Recent Developments”.  Subsequently, the Registrant amended its Articles of Incorporation to change its name to TouchIT Technologies, Inc., as disclosed in a Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 24, 2010.

Organization

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”) to the shareholders of TouchIT Tech KS and TouchIT Ed in exchange for the transfer of 100% of the shares of TouchIT Tech KS and TouchIT Ed to Hotel Management. This exchange transaction resulted in TouchIT Tech KS and TouchIT Ed becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of TouchIT own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Management entered into a Subscription Agreement (the “Subscription Agreement”) with investors for the sale of shares up to the value of USD 1,500,000 (the Purchase Price”). As a result USD 750,000 of the Purchase Price has been recognized in the Company’s balance sheet as a future obligation to one of the investors.

Average number of employees of the Company as of September 30, 2011 and December 31, 2010 is six.

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Description of Business

The Company is a designer, producer and marketer of touch-based visual communication products. The Company manufactures a large range of touch screen and touch board products containing TouchIT's proprietary technology to suit all types of applications, from small LCD touch-screens to large interactive whiteboard displays and audience response systems, with applications to several industry segments including education, business, and government. For more information, please visit the Company's Website: www.touchittechnologies.com.

2.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued an amendment to ASC, “Fair Value Measurements and Disclosure,” to require entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2  fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair measures which are effective for fiscal years beginning after December 15, 2010, its adoption will not have a material impact on the Company’s financial statements.

3.	BASIS OF PRESENTATION

The Company maintains its books of account and prepares financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America. The Company’s fiscal year ends on December 31.

4.	SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into, cash, with original maturities of three months or less.

Basis of Accounting

The Company uses the accrual basis of accounting.

Accounts Receivable – Recognition of Bad Debt

The Corporation considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Revenue recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is terminable, and collectability is reasonably assure. Revenue typically is recognized at the time of shipment. Sales are recorded net of discounts, rebates, and returns.

Inventories

Inventories are stated at the lower of cost or market. Costs, including an appropriate portion of fixed and variable overhead expenses are assigned to inventories by the method most appropriate to the particular class of inventory being valued on the weighted average basis.

Related Parties

Parties are considered to be related if one parry has the ability to control the other party or exercise significant influence over the other party in making the financial and operating decisions. For the purpose of these financial statements shareholders are referred to as related parities. Related parties are also included individuals that are principle owners, management and members of the Company’s Board of Directors and their families.

Capitalization

All costs incurred over $500 are capitalized. Costs which lengthen the life of a fixed asset are capitalized and depreciated over the extended life of the asset.

Depreciation

Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Assets reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less that the carrying amount of the asset, a loss is recognized for the difference.

Taxation

The Company has elected to be treated as a regular “C” corporation; therefore, the corporation , not the stockholders, will pay income taxes.

Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Comprehensive Income

In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 is effective for years beginning after June 15, 1997. This statement provides reporting standards of comprehensive income and its components and requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The Company has adopted the provisions of SFAS No. 130 in its financial statements and adoption of this statement did not have any effect.

Financial Instruments

Fair value is defined as the price that would be received to sell an assets or paid to transfer a liability in an orderly transaction between participants at the measurement date (i.e., an exit price). The guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority

To unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 – Quoted, active market prices for identical assets or liabilities. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers of brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The Company did not have any Level 1 assets or liabilities.

Level 2 – Observable inputs other than Level 1, such as quoted market prices for similar assets or liabilities, quoted for identical or similar assets in inactive markets, and model derived valuations in which all significant inputs are observable in active markets. The Company did not have any Level 2 assets or liabilities.

Level 3 – Valuation techniques in which one or more significant inputs are observable in the marketable. The Company did not have any Level 3 assets or liabilities.

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

5.	CASH AND CASH EQUIVALENTS

As of September 30, 2011 and September  30, 2010, cash and cash equivalents comprised were comprised of the following:

	30.09.2011	30.09.2010

Cash on Hand	$0	$0
Banks	$65,597	$41,966

Total	$65,597	$41,966

6.	TRADE RECEIVABLES

As of September 30, 2011 and September 30, 2010, trade receivables comprised were comprised of the following:

	30.09.2011	30.09.2010

Trade Receivables	$0	$822,894
Provision for doubtful accounts	$(0)	$(0)

Total	$0	$822,894

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.09.2011	30.09.2010

ASB Trading	$0	$6,000
Emiko Yazi Tahalari ve Egitim Gerecleri A.S.	$0	$536,366
Touch IT Technologies Koll. Sti.. Ronald George Murphy ve Ortaklari	$0	$132,236

Total	$0	$674,602

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Due from shareholders	30.09.2011	30.09.2010

Andrew Stuart Brabin	$0	$10,484
Recp Tanisman	$0	$43,404

Total	$0	$53,888

Due to related parties	30.09.2011	30.09.2010

Kamron, Inc.	$159,064	$55,198
ASB Trading	$106,254
TouchIT Technologies Dis Tic Koll Sirketi	$0	$536,366
Emko Emaye ve Yazi Tahtalari	$0	$534,177

Total	$265,318	$1,125,741

Due to shareholders	30.09.2011	30.09.2010

Ali Riza Tanisman.	$0	$46,230
Recep Tanisman	$0	$202
Andrew Stuart Brabin	$0	$12,809

Total	$0	$59,241

Major purchases from related parties	30.09.2011	30.09.2010

Touch It Technologies Koll Sti Ronald George Murphy ve Ortakari	$0	$148,756
TouchIT Education Technologies Dis Tic Koll Sti	$0	$141,260
Emko Emaye ve Yazi Tahtalari	$0	$333,480

Total	$0	$623,496

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Major sales to related parties	30.09.2011	30.09.2010

TouchIT Education Technologies Dis Tic Koll Sti	$0	$148,756
Emko Emaye ve Yazi Tahtalari	$0	$0
Emko Yazi Tahalari ve Egitim Gerecleri A.S	$0	$372,956
Touch IT Technologies Koll. Sti Ronald Geroge Murphy ve Ortakari	$0	$127,340

Total	$0	$649,052

Service provided by	30.09.2011	30.09.2010

Kamron, Inc.	$159,064.00	$68,222
Andrew Stuart Brabin	$0	$27,934
ASB Trading	$106,253.00	$0
Emko Yazi Tahalari ve Egitim Gerecleri A.S	$0	$1,730

Total	$265,317.00	$97,886

8.	INVENTORIES

	30.09.2011	30.09.2010

Trade goods	$8,160	$530,116
Advances given for purchases	$98,373

Total	$106,533	$530,116

9.	OTHER CURRENT ASSETS

As of September 30, 2011 and September 30, 2010, other receivables comprised of the following:

	30.09.2011	30.09.2010

Prepaid Expense	$0	$4,424
Advances given to personnel	$0	$0

Total	$0	$4,424

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

10.	NON-CURRENT ASSETS

As of September 30, 2011 and September 30, 2011 non currents comprised of the following:

	30.09.2011	30.09.2010

Property, Plan and Equipment, net	$0	$60,440
Intangible Assets, net	$0	$12,731
License right	$230	$8,400
Accumulated Depreciation	$(0)
Other		$1,116
Total	$230	$82,687

Rights represent the operating licenses obtained from the Under Secretariat of the Prime Ministry for Foreign Trade. The validation date of the license has been extended from 10 to 15 years in 2010.

11.	TRADE PAYABLES

As of September 30, 2011 and September 30, 2010, trade payables were comprised of the following:

	30.09.2011	30.09.2010

Burns & Levinson	$60,325
Danco Sales	6,211
Edgar Agents	707
Empire Stock Transfer	150
HSBC	496
Quizdom UK Ltd	750
Sean M Paradis	16,096
TouchIT Technologies	504
Xiamen Intech	9,368
Other	79751
Totals	$174,358	$0

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

12.	OTHER CURRENT LIABILITIES

As of September 30, 2011 and September 30, 2010, other current liabilities of the following:

	30.09.2011	30.09.2010

Total	$0	$14,236

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at September 30, 2011 and 2010 is comprised of the following:

	30.09.2011	30.09.2010
	Shares	Shares
	Outstanding	Outstanding
Andrew Stuart Brabin	16,110,000	16,110,000
Recep Tanisman	16,110,000	16,110,000
Ronald George Murphy	16,110,000	16,110,000
Total	48,330,000	48,330,000

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

14.	SALES

The composition of sales by principal for the periods ended September 30, 2011 and 2010 can be summarized as follows:

	30/09/2011	30/09/2010

CleverBoard	$389,575.00	$631,121.00
TouchIT Board 50"	$9,639.00	$34,484.00
TouchIT Board 78"	$297,097.00	$571,331.00
TouchIT Board 80"	$40,726.00	$180,825.00
TouchIT Board 90"	$24,231.00	$93,042.00
Triumph Board 78"	$0.00	$136,060.00
Triumph Board 50"	$0.00	$1,222.00
Triumph Board 80"	$0.00	$52,386.00
Electronic Parts	$416,336.00	$710,784.00
Voting Systems	$4,738.00	$140,906.00
Wireless Tablets	$5,500.00	$27,913.00
LCD Components	$615.00	$0.00

Others	$16,856.00	$107,352.00

Returns (-)	$-54,886.00	$-10,490.00

Total	$1,150,427.00	$2,676,936.00

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended September 30, 2011 and 2010 can be summarized as follows:

	30.09.2011	30.09.2010

Beginning inventory of trade goods
Purchases	$1,024,118	$1,798,579
Ending inventory of trade goods (-)

Total	$1,024,118	$1,798,579

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended September 30, 2011 and 2010 are summarized as follows:

	30.09.2011	30.09.2010

Marketing and Selling Expenses	$437,851	$349,041

Total	$437,851	$349,041

17.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended September 30, 2011 and 2010 are as follows:

	30.09.2011	30.09.2010

General and Administrative Expenses	$279,900	$275,980

Total	$279,900	$275,980

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years September 30, 2011 and 2010 can be summarized as follows:

	30.09.2011	30.09.2010

Other Income and Expenses	$235,904	$(31,276)

Total	$235,904	$(31,276)

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

The Company manages its capital to ensure that it will be able to continue as a going concern while maxizing the return to stockholders through the optimization of the debt and equity balance. The capital structure of the Company consists of debt, which includes the borrowings, cash and cash equivalents and equity, comprising issued capital reserves and retained earnings.

30.09.2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities as amortized cost	Carrying value	Fair Value
Financial Assets
Cash	65,974		439,673	439,673	439,673

30.09.2010	Financial assets at amortized cost	Loans and receivables	Financial liabilities as amortized cost	Carrying value	Fair Value

Cash & Cash Equivalent	-	$41,966	$41,966	$41,966	$41,966
Trade receivables (including related parties)	-	$1,497,496	$1,497,496	$1,497,496	$1,497,496
Trade Payables	-		$1,301,865	$1,301,865	$1,301,865

Financial risk factors

The Company’s activities expose it to a variety of financial risks, credit risk and liquidity risk. The Company’s overall risk management program focuses on the unpredictability of financial markets seeks to minimize potential adverse effects on the Company’s financial performance.

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Market risk

The Company’s activities expose it primarily to the financial risks of changes in foreign currency exchange rates.

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the periods ended September 30, 2011 and 2010 can be summarized as follows:

30.09.2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities as amortized cost	Carrying value	Fair Value

	-	-	-	-	-

30/09/10		Foreign Currency	TRY
Cash	USD	$1,150.00	1,669.00
Banks	USD	$2,018.00	2,928.00
Due from related parties	USD	$674,602.00	978,982.00
Trade receivables	USD	$815,869.00	1,237,990.00
Due from shareholders	USD	$10,484.00	15,214.00
Advances given(Inventories)	USD	$67,225.00	97,557.00
Trade payables	USD	$(42,593.00)	(61,811.00)
Advances received (Other current liabilities)	USD	$0.00	0.00
Due to related party	USD	$(1,125,741.00)	(1,633,675.00)
Share purchase advances	USD	$(750,000.00)	(1,088,400.00)
Due to Shareholders	USD	$(12,809.00)	(18,588.00)

See Accountants Report

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Credit risk management

Credit risk refers to the risk that the counterparty will default on its contractual obligations resulting in a financial loss to the company. The Company has adopted a policy of only dealing with creditworthy counterparties. The Company’s exposure and the credit ratings of it counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst approved counterparties.

Liquidity risk management

Liquidity risk arises from the fact that the Company may not receive funds from its counterparties at the expected time. This risk is managed by maintaining a balance between  continuity of funding and flexibility through the use of overdrafts and trade receivables.

The following tables details the Company’s remaining contractual maturity for its non derivative financial liabilities. The tables have been drawn up on the undiscounted cash flows of financial liabilities based on the earliest date on which the company can be required to pay.

	30.09.2011	30.09.2010

Total	$0	$0

20.	SUBSEQUENT EVENTS

As filed on the 28th of October 2011, with the SEC in a Form 8K, On October 21, 2011, TouchIT Technologies, Inc (the “Company”), through its board of directors (the “Board of Directors”), accepted the resignation of Recep Tanisman as Chief Executive Officer and from all other positions he held with the Company. In conjunction with the resignation, the Board of Directors agreed to repurchase and return to treasury the 16,110,000 shares of common stock held by Mr. Tanisman in exchange for the assets and subsequent closure of the Company’s two (2) Turkish subsidiaries, TouchIT Technologies Koll Sti and TouchIT Education Koll Sti. In addition, the transaction cleaned up the balance sheet of the Company as Mr. Tanisman agreed to assume the liability of all of the existing Turkish debtors, and the Company assumed the liability for all non-Turkish debtors and creditors. In connection with the transaction, Mr. Tanisman also agreed to indemnify the Company against any future claims from him.

See Accountants Report

TOUCHIT TECHNOLOGIES, INC.
BALANCE SHEET
FOR THE PERIODS ENDED 30 SEPTEMBER 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2011	31/12/2010	30/09/2010	31/12/2009

Cash and cash equivalents	65,974.00	50,556.00	41,966	54,845.00
Trade receivables, net	0.00	705,225.00	822,894	274,802.00
Due from related parties	0.00	863,395.00	674,602	130,594.00
Due from Shareholders		50,585.00	53,888	0.00
Inventories	107,133.00	365,643.00	530,116	259,883.00
Other current assets	0.00	1,106.00	4,424	782.00

Total current assets	173,107.00	2,036,510.00	2,127,890	720,906.00

NON CURRENT ASSETS

Property, plant and equipment, net	230.00	64,495.00	60,440	29,872.00
Intangible assets, net	0.00	25,145.00	12,731	0.00
Rights	0	0.00	8,400	14,976.00
Other non current assets	0.00	3,555.00	1,116	3,725.00

Total non current assets	230.00	93,195.00	82,687	48,573.00

TOTAL ASSETS	173,337	2,129,705.00	2,210,577	769,479.00

CURRENT LIABILITIES
Borrowings	0.00	2,351.00	5,471	11,282.00
Trade payables	174,355.00	124,745.00	176,114	70,619.00
Due to shareholders	0.00	47,257.00	59,241	75,584.00
Due to related parties	265,318.00	1,145,992.00	1,125,741	670,976.00
Other current liabilities	0.00	73,233.00	14,236	120,619.00

Total current liabilities	439,673.00	1,393,578.00	1,380,803	949,080.00

NON CURRENT LIABILITIES
Borrowings	104,917	-	-	2,321
Employee termination benefits	-	-	247	-
Reserve for retirement pay	-	1,842	686	1,041
Share purchase advances	-	750,000	750,000	-

Total non current liabilities	104,917	751,842	750,933	3,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	125,500	125,500
Retained earnings	(143,285)	(308,463)	(308,463)	(46,285)
Net income / (loss) for the period	(355,538)	173,899	261,804	(262,178)

Total shareholders’ equity	(371,253)	(7,004)	78,841	(182,963)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	173,337	3,138,416	2,210,577	769,479

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 SEPTEMBER 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	30/09/2010	31/12/2009
NET SALES	1,150,427	2,676,936	2,029,074
COST OF SALES	1,024,118	(1,798,549)	(1,742,047)
Gross profit	126,309	878,387	287,027
MARKETING AND SELLING EXPENSE	437,851	(349,041)	(409,386)
GENERAL AND ADMINISTRATIVE EXPENSES	279,900	(275,980)	(140,121)
Profit from operations	(591,442)	253,366	(262,480)
OTHER INCOME AND EXPENSES, net	57,876	(31,276)	6,621
FINANCIAL INCOME AND EXPENSES, net	178,028	(5,905)	(8,741)
Profit Loss before taxation and currency translation gain/(loss)	(355,538)	216,185	(264,600)
TAXATION CHARGE	--	--	--
Taxation current	--	--	--
Deferred	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	45,619	2,422
Net income/(loss) for the year	(355,538)	261,804	(262,178)
OTHER COMPREHENSIVE INCOME	--	--	--
Total comprehensive income	(355,538)	261,804	(262,178)

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 30 SEPTEMBER 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	31/12/2010	30/09/2010	31/12/2009
CASH FLOWS FROM OPERATING ACTIVITIES	(355,537)	165,178	261,804	(262,178)
Net income
Adjustments to reconcile net income to net cash provided
By operating activities:	925,145	17,516	16,826	17,133
Depreciation and amortisation	--	801	(108)	727
Provision for employee benefit

Changes in operating assets and liabilities
Trade receivables, net	1,619,205	(430,428)	(548,092)	(189,816)
Due from shareholders		(773,544)	(53,888)	12,258
Due from related parties			(544,008)	203,282
Inventories	258,510	(17,620)	(270,233)	22,993
Other current assets	1,335	98,467	(3,642)	3,896
Other non current assets		331	2,609	(3,725)
Trade payables	314,928	54,126	96,471	(272,925)
Due to shareholders		54,413	(16,211)	30,430
Due to related parties		392,276	463,657	386,729
Other current liabilities	(1,268,833)	(47,386)	(106,383)	95,332
Share Purchase Advances		750,000

Net cash generated from (used for) operating activities	569,608	67,197	(701,198)	44,136

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		(8,931)	(5,811)	6,815
Increase/(decrease) in long-term borrowings	(646,925)		(2,321)	(2,797)
Dividends paid

Net cash (used for) provided from financing activities	(646,925)	(8,931)	(8,132)	4,018

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	92,735	(62,304)	(53,549)	(17,324)
Share capital increase			750,000

Net cash used for investing activities	92,735	(62,304)	696,451	(17,324)

NET INCREASE / (DECREASE) IN CASH AND BANKS	50,556	(4,289)	(12,878)	30,830

CASH AND BANKS AT BEGINNING OF THE YEAR	15,418	54,845	54,845	24,015

CASH AND BANKS AT END OF THE PERIOD	65,974	50,556	41,967	54,845

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Management’s Discussion and Analysis or Plan of Operation,” “Business” and those listed in our other Securities and Exchange Commission (“SEC”) filings.  Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

COMPANY OVERVIEW

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

On January 10, 2011, we forecasted our 2011 revenue projections to be $9 million. However, having had a slow first three quarters of this year, our ability to hit this target will depend upon whether we may obtain a large number of tender opportunities.

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

Pursuant to the Credit Agreement, on February 16, 2011, our Company issued to the Lender One Hundred Thousand (100,000) shares of our common stock, par value at $0.001 per share (the “Restricted Shares”), which have piggy back registration rights as part of any registration statement filed by our Company and full ratchet rights and anti-dilution rights during the six months following February 16, 2011. Furthermore, we also issued to Lender Twenty-Five Thousand (25,000) shares of our Company's Series A convertible preferred stock, par value of $0.001, with such shares shall be converted into shares of common stock of our Company on February 16, 2012 upon the satisfaction of certain conditions (including if the value of the Restricted Shares is less than $45,000 on February 16, 2012 based on the average closing price for the 30 trading days prior thereto). On June 28, 2011, the economic of the preferred shares to the Lender was increased to $65,000 in consideration for extended terms on invoices presented in a slow sales period.

For all the terms and conditions of the Credit Agreement, the Security Agreement and the Note, reference is hereby made to such documents respectively filed as Exhibits 10.1, 10.2 and 10.3 as part of the Form 8-K filed with the SEC on February 23, 2011. All statements made herein concerning the foregoing document are qualified by reference to said Exhibits.

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

On October 21, 2011, we, through our Board of Directors, accepted the resignation of Recep Tanisman as Chief Executive Officer and from all other positions he held with the Company. In conjunction with the resignation, our Board of Directors agreed to repurchase and return to treasury the 16,110,000 shares of common stock held by Mr. Tanisman in exchange for the assets and subsequent closure of our two (2) Turkish subsidiaries, TouchIT Tech KS and TouchIT Ed. In addition, the transaction cleaned up our  balance sheet as Mr. Tanisman agreed to assume the liability of all of the existing Turkish debtors, and we will now assume the liability for all non-Turkish debtors and creditors. Furthermore, in connection with the transaction, Mr. Tanisman agreed to indemnify us against any future claims from him.

During the fiscal quarter ended September 30, 2011, we have also transitioned the manufacture of our products from our facility in Istanbul, Turkey to Taiwan. Management believes that in the long term, we will benefit from reduced overheads, a higher quality of product and the increased availability of personnel with a high technical ability. We have seen that our results for the fiscal quarter ended September 30, 2011 were affected by the transition of the production facility from Turkey to Taiwan. However, we have begun to fulfill the back orders that we have been holding for our customers and production is now fully up to speed.

We have now completed the development and the establishment of a production line in Taiwan for the Interactive LCD products which we plan to launch in the fourth quarter of 2011. These products will include a 42”, a 55”, and a 65” LCD. All of these products will be full high definition and touch-based, and may include options of multiple input “multi-touch” on these models.

We have shipped product through Cascade School Supplies (USA) in conjunction with Schoolhouse Reps to the Burlington Public School System (“School System”) in Massachusetts, USA. This was a significant order for us as it encompassed five of the schools in the school system having TouchIT Boards installed. In the near future, there  may be more schools in the School System that will require similar products to be installed. We also undertook several training sessions with the teachers of the School System. The School System has now become a case study for us and is an excellent example to draw on. We and our partners are now hoping to expand to the neighboring school systems for similar projects in early 2012.

We have continued our efforts of expanding our product line through elementary school and secondary school markets, as well as the higher educational market. We are working on opportunities in Michigan and higher educational institutions in upstate New York.

We look to expand our reseller base with PCMall.gov, Cascade, US Markerboard and look to expand into the Canadian marketplace with several interested parties looking at the TouchIT product lines.

We have had additional interest from the US government on our interactive boards and Interactive LCD.

We have shipped our products this quarter directly through CSN stores. We have continued to work with DEMCO, based out of Madison, WI.  DEMCO is a large educational / Library / Furniture company that sell throughout the USA into the educational library markets with whom we signed an OEM agreement this quarter.

We now have around forty resellers throughout the USA that we support through our distribution network that sell TouchIT branded products to numerous vertical markets. We will continue to work with our partners and grow the sales channel.

We have targeted the retail marketplace and partnered with the Sales and Marketing Team, Berberian Associates Group covering New England, Florida, Midwest and the South in order to take our product line to the retail, online, educational and enterprise channels. Established for over 30 years, Berberian Associates have a wealth of experience in Sales and Marketing of technology products. They represent a host of brands and have the necessary infrastructure to help grow businesses. Berberian Associates completed sales training on the products and began the product introductions to some of the largest retailers in the USA. We have signed initial vendor agreements with large U.S. retailers.

We entered the Australian market place by partnering with Ingram Micro PTY (“Ingram Micro”). Having a successful product launch at the Integrate Sydney 2011 Trade Show in September, Ingram Micro has begun to sell our products to its resellers. Ingram Micro will also be looking to push our product line into the various tenders that are open in Australia.

We have continued our expansion into the Middle East with presentations made directly to the Ministry of Education in Abu Dhabi. The Ministry has ongoing large projects for new schools where it is considering the purchase of our products as it is planning to equip all classrooms with Interactive Whiteboards.

We will continue to look into the viability of an OEM offering of a content software that is suitable for both 7-11 and 11-16 age groups. If concluded, the software will be sold in conjunction with our existing products to strengthen our product portfolio.

Last, we have undertaken and completed significant research and development of new products, including a mobile stand with integrated projector mount and a document camera and a new wireless tablet. Management hopes that these new products may launch by the end of the year.

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

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

We maintain our books of account and prepare our statutory financial statements in accordance with accounting principles in the United States of America and tax legislation. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC. STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	30/09/2010
NET SALES	1,150,427	2,676,936
COST OF SALES	1,024,118	(1,798,549)
Gross profit	126,309	878,387
MARKETING AND SELLING EXPENSE	437,851	(349,041)
GENERAL AND ADMINISTRATIVE EXPENSES	279,900	(275,980)
Profit from operations	(591,442)	253,366
OTHER INCOME AND EXPENSES, net	57,876	(31,276)
FINANCIAL INCOME AND EXPENSES, net	178,028	(5,905)
Profit Loss before taxation and currency translation gain/(loss)	(355,538)	216,185
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	45,619
Net income/(loss) for the year	(355,538)	261,804
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(355,538)	261,804

NET SALES (REVENUE) – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, revenue has decreased by 67% or by $1,526,509 from $2,676,936 to $1,150,427. This decrease can be attributed to a slow down in the market due to uncertain budgetary commitments from certain of our customers. This decrease can also be attributed to our transition from manufacturing in Turkey to manufacturing in Taiwan, as there was a “down time” during the third quarter when we were unable to ship any products. Going forward, we plan to increase our focus on the development of recurring business in existing and new markets in lieu of non-recurring tender business. We are also looking to break into the retail market (Business to Business Divisions) of some of the larger retailers in the USA. Our management anticipates that revenues will continue to grow for the remaining of the year due to the back orders that already have been placed. We are also shipping the LCD product line in the fourth quarter, which represents a much larger ticket item that will drive our revenues higher.

GROSS PROFIT – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, gross profit has decreased by $758,078 from $752,123 to $126,309. This is primarily due to the decrease in sales revenue.

OPERATIONAL PROFIT – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, operational profit has decreased from $253,366 to (591,442), a decrease of $739,735. This can be attributed to the maintenance of overhead coupled with a drop in sales before transitioning production to Taiwan. The operational costs did not decrease when revenue decreased. The move to Taiwan improves the financial position of our Company as there are no fixed overheads associated with the production of the products.

	30/06/2011	30/06/2010	31/12/2009

MARKETING AND SELLING EXPENSE	(437,851)	(349,041)	(409,386)
As a percentage of revenue	38%	13%	20%
GENERAL AND ADMINISTRATIVE EXPENSES	(279,900)	(275,980)	(140,121)
As a percentage of revenue	24%	10%	7%

NET INCOME FOR THE PERIOD – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, NET income for the period has decreased by $617,342 from $261,804 to (355,538). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for our business to grow.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT SEPTEMBER 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2011	30/09/2010

Cash and cash equivalents	65,974.00	41,966
Trade receivables, net	0.00	822,894
Due from related parties	0.00	674,602
Due from Shareholders		53,888
Inventories	107,133.00	530,116
Other current assets	0.00	4,424

Total current assets	173,107.00	2,127,890

NON CURRENT ASSETS

Property, plant and equipment, net	230.00	60,440
Intangible assets, net	0.00	12,731
Rights	0.00	8,400
Other non current assets	0.00	1,116

Total non current assets	230.00	82,687

TOTAL ASSETS	173,337	2,210,577

CURRENT LIABILITIES
Borrowings	0.00	5,471
Trade payables	174,355.00	176,114
Due to shareholders	0.00	59,241
Due to related parties	265,318.00	1,125,741
Other current liabilities	0.00	14,236

Total current liabilities	439,673.00	1,380,803

NON CURRENT LIABILITIES
Borrowings	104,917	-
Employee termination benefits	-	247
Reserve for retirement pay	-	686
Share purchase advances	-	750,000

Total non current liabilities	104,917	750,933

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	125,500
Retained earnings	(143,285)	(308,463)
Net income / (loss) for the period	(355,538)	261,804

Total shareholders’ equity	(371,253)	78,841

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	173,337	2,210,577

CURRENT ASSETS – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, total current assets have decreased $1,954,783. This decrease is due to a decrease in sales revenue resulting in a decrease in trade receivables. These decreased from $822,894 at September 30, 2010 to $0 at September 30, 2011. We have also decreased our inventory holding moving to a “just in time” supply rather than overstocking which in turn helps cash flow. Monies owed from related parties and from shareholders have also decreased representing a reduction in assets of $728,490

NON-CURRENT ASSETS – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, total non-current assets have decreased by 99% or $82,456. This is mainly due to the transition of production from Turkey to Taiwan and the sale of the assets in the Turkish facilities.

TOTAL ASSETS – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, total assets have decreased by 92% or $2,037,239 from $2,210,577 to $173,337. The reason for the decrease in assets can be attributed to the decrease in Trade Receivables which is directly related to the drop in revenue, the decrease in dues from related parties and shareholders, and the move of production from Turkey to Taiwan.

CURRENT LIABILITIES – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, total current liabilities have decreased by 68% or $941,130 from $1,380,803 to $439,673. Trade payables have decreased by 1% or $1,759, which can be attributed to our increased ability to pay for inventory and services through regular cash flow. Monies owed to related parties has decreased by $860,423 or 76%. This is due to less inter-company transactions between the Turkish subsidiaries that are now closed which were not consolidated.

NON-CURRENT LIABILITIES - For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, non-current liabilities have increased by $104,917 which can be attributed to the ABL Lending facility provided by TCA Global Credit Master Fund LLP being utilized by us.

TOUCHIT TECHNOLOGIES, INC. STATEMENT OF CASH FLOW FOR QUARTERS ENDED
SEPTEMBER 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	30/09/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(355,537)	261,804
Adjustments to reconcile net income to net cash provided
By operating activities:	925,145	16,826
Depreciation and amortisation	--	(108)
Provision for employee benefit

Changes in operating assets and liabilities
Trade receivables, net	1,619,205	(548,092)
Due from shareholders		(53,888)
Due from related parties		(544,008)
Inventories	258,510	(270,233)
Other current assets	1,335	(3,642)
Other non current assets		2,609
Trade payables	314,928	96,471
Due to shareholders		(16,211)
Due to related parties		463,657
Other current liabilities	(1,268,833)	(106,383)
Share Purchase Advances

Net cash generated from (used for) operating activities	569,608	(701,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		(5,811)
Increase/(decrease) in long-term borrowings	(646,925)	(2,321)
Dividends paid

Net cash (used for) provided from financing activities	(646,925)	(8,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	92,735	(53,549)
Share capital increase		750,000

Net cash used for investing activities	92,735	696,451

NET INCREASE / (DECREASE) IN CASH AND BANKS	50,556	(12,878)

CASH AND BANKS AT BEGINNING OF THE YEAR	15,418	54,845

CASH AND BANKS AT END OF THE PERIOD	65,974	41,967

NET INCOME FOR THE PERIOD – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, NET income for the period has decreased by $617,342 from $261,804 to (355,538). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for our business to grow.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, NET cash generated for operating activities was $569,608 compared to $(701,198) which is a increase of $1,270,805. This can be attributed primarily in the negative accrued liabilities of $(1,268,833).

Cash flow in general has improved as we make use of the Credit Facility from our Lender. This has reduced the debtor days from an average of 45 to 15 or less on eligible accounts from the UK, USA and Australia. However, with sales being down, we have not been able to make full use of this facility. Our management expects to utilize the facility as our business grows in these countries.

CASH FLOW FROM FINANCING ACTIVITES – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, cash flow from financing activities was $(646,925) compared to $(8,132) at September 30, 2010. This is due to a decrease in long term borrowings.

CASH POSITION. There was a NET increase in the cash and cash equivalents of $24,007 from the beginning of the period through September 30, 2011. This change in cash position can be attributed to being normal in course of regular business. We generally pay our suppliers on 30 day terms.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended September 30, 2011, we have not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer and Chief Financial Officer Dated: November 14, 2011