Form 10-K
period 2011-12-31
TouchIT Technologies, Inc.
filed 2012-04-05
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-151252

TouchIT Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2477977
(State of Incorporation)	(I.R.S. Employer Identification Number)

100 West Big Beaver Road, Suite 200, Troy, MI 48084
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: +44 207 858 1045/+1 248 680 6700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of September 30, 2011, the last business day of the registrant’s most recently completed third fiscal quarter, was approximately $708 582.25

The number of shares outstanding of common stock as of December 31, 2011 was 55,839,419.

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

We  plan to capitalize on the corporate vertical for boardroom and meeting room applications and also in the education market as there are an estimation of over a billion classrooms in the world that may develop a need for our products. In response to increased demand for interactive LCD displays, we have invested resources to expand our product line to include touch-based LCDs in 42", 55” and 65". We have also invested in the development of TouchIT Transcribe, our corporate annotation software. We  undertake OEM and original design manufacturer (“ODM”) work for partners all over the world with 3rd party contract manufacturing facilities in Taiwan & China.

How We Generate Revenue

We generate revenue from the sales of goods under the TouchIT Technologies brand name manufactured through 3rd party OEM contract manufacturers in China and Taiwan.

We also generate revenue from OEM manufacture facilities. This is where we take our existing products and rebrand them for a third party with differing degrees of customization.

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

Business Organization

We manage our business on a central basis with all customers being supplied through either directly from the third part manufacturing facilities in China and Taiwan, or from our warehouse located in Troy, MI USA.

Markets & Trends In Our Business

Global Interactive Display sales in Q4 2011 increased by 14% Year-on-Year according to the new Interactive Displays Quarterly Insight report from Futuresource Consulting. Last year, the global market ended far in excess of 850,000 units shipped, - the year had a 1% volume reduction compared with 2010. Considering the economic pressures, this is a resilient result and there have been a number of strong regional success stories.

In the USA there have been challenges to budgets and reductions in funding, resulting in a 19% YoY Q4 sales unit decrease. The US market is forecast to steadily decline, but it will continue to remain the world’s largest interactive displays market.
Almost 4.5 million Interactive Displays have now been installed globally, with the technology taking a secure hold within the education sector, there is still a huge opportunity to be exploited, though companies operating within this marketplace must work cleverer to understand the opportunities and react ahead of the curve.

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

Despite the competition we face, our Company is in a strong position to capitalize on emergence of Interactive Flat Panels with the new LCD range.

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

Many of these and other key components that are available from multiple sources are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, we have entered into certain agreements for the supply of key components, including, but not limited to aluminum, plastics, LCDs, certain optical IR technology, and ICs at favorable pricing. However, there is no guarantee that we  will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, we remain subject to significant risks of supply shortages and/or price increases that can materially adversely affect its financial condition and operating results.

The TouchIT Tablet and TouchIT Vote plus printed circuit boards (“PCBs”) are assembled or are manufactured by outsourcing partners, primarily in various parts of Asia. The loss of supply from any of these suppliers or vendors, whether temporary or permanent, could materially adversely affect our business and financial condition.

Dependence on one or a few major customers

We recognize that we have a reliance on a few major customers. Most notably, Sahara Presentation Products PLC in the UK. We do however, expect to increase our customer base in line with our sales plan, strategy and forecast.

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

Employees

During the year, we had up to 19 employees but the average was 6 over the 12 month period.

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

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR MANAGEMENT TEAM.

We are presently dependent to a great extent upon the experience, abilities and continued services of Andrew Brabin and Ronald Murphy, our management team.  The loss of services of Mr. Brabin or Mr. Murphy, could have a material adverse effect on our business, financial condition or results of operation.

WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE WITH OUR COMPETITORS WHO MAY HAVE GREATER RESOURCES.

We could face strong competition from our competitors in the touch technology industry who could duplicate our model.  These competitors may have substantially greater financial resources and marketing, development and other capabilities than we have.    In addition, there are very few barriers to enter into the market for our products.  There can be no assurance; therefore, that any of our competitors, many of whom have far greater resources will not independently develop products that are substantially equivalent or superior to our products.  Therefore, an investment in our Company is very risky and speculative due to the competitive environment in which we intend to operate.

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

OUR FUTURE SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

We may not be able to protect unauthorized use of our intellectual property and take appropriate steps to enforce our rights.  Although management does not believe that our products infringe on the intellectual rights of others, there is no assurance that we may not be the target of infringement or other claims.  Such claims even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  We use and intend to use the trademark “TouchIT Technologies” name and logo.  We intend to file federal trademark applications for “TouchIT Technologies” and to secure the Internet trade domain “Touchittechnologies.com” and related logo. There can be no assurance that the registrations applied for will be accepted.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be assurance that we can prevent competitors from marketing the same or similar products and services.

Risks Associated with Our Shares of Common Stock

BROAD DISCRETION OF MANAGEMENT TO USE OF PROCEEDS FROM FINANCING.

Our management will have broad discretion with respect to the expenditure of the net proceeds from the financing that closed in connection with the Share Exchange Agreement. Accordingly, Subscribers will be entrusting their funds to our management, upon whose judgment they must depend, with limited information concerning the specific working capital requirements and general corporate purposes to which the funds will be ultimately applied

THE SECURITIES BEING ISSUED IN CONNECTION WITH AND FOLLOWING THE SHARE EXCHANGE AGREEMENT ARE RESTRICTED SECURITIES AND MAY NOT BE TRANSFERRED IN THE ABSENCE OF REGISTRATION OR THE AVAILABILITY OF A RESALE EXEMPTION.

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

WE CURRENTLY HAVE A LIMITED PUBLIC FLOAT HELD BY A LIMITED NUMBER OF PERSONS.

Of our 55,839,419 issued and outstanding shares of common stock, only 23 619 419 shares are presently eligible for resale without further registration by the holders thereof or pursuant to an exemption from registration. In addition, these 23 619 419 shares are presently held by a limited number of shareholders. As a result of the relatively small size of our public float and its initial concentration in the hands of only a few people, the liquidity of the market for our common stock may be both severely limited and subject to high levels of volatility.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Property.

We do not own any real property.  We rent approximately 50 square meters (m2) of office space in suite 200 of the Liberty Center at 100 West Big Beaver Road, Troy, MI.

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

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
March 31, 2011	$0.118	$0.06
June 30, 2011	$0.085	$0.043
September 30, 2011	$0.040	$0.010
December 31, 2011	$0.030	$0.005

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

Record Holders of Our Common Stock

As of December 30, 2011, there were over 500 stockholders of record of our common stock.

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

Data compiled by Futuresource Consulting UK Ltd, Q3 2011 Report, author - Colin Messenger

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

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

We maintain our books of account and prepare its statutory financial statements in accordance with accounting principles in the United Stats of America. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

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

Property, plant and equipment:

Property, plant and equipment are carried at cost less accumulated depreciation and any accumulated impairment losses, if any. Depreciation is charged so as to write off the cost of assets, other than land and construction in progress, over their estimated useful lives, using straight-line method. The estimated useful lives, residual values and depreciation method are reviewed at each year-end, with the effect of any changes in estimate accounted for on a prospective basis.

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

Company reporting year-end:

Our company uses a calendar year as its fiscal year ending December 31.

Results of Operations for the years ended December 31, 2011 and December 31 2010.

	31/12/2011	31/12/2010

NET SALES	1,595,943	3,577,881
COST OF SALES	1,341,374	(2,502,037)
Gross profit	254,569	1,075,844
MARKETING AND SELLING EXPENSE	(578,887)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	(316,528)	(479,064)
Profit from operations	(640,847)	92,451
OTHER INCOME AND EXPENSES, net	294,154	24,094
FINANCIAL INCOME AND EXPENSES, net	--	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(346,692)	60,063
TAXATION CHARGE	--
Taxation current	--
Deferred	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	60,063
Net income/(loss) for the year	(346,692)	105,115
OTHER COMPREHENSIVE INCOME	--
Total comprehensive income	(346,692)	165,178

Net Sales
Net sales for the fiscal year ended December 31, 2011 were $1,595,943, a decrease of approximately $1.98 million compared to the net sales for the year ended December 31, 2010. The decrease in our revenues from 2010 to 2011 was due primarily to a market slow down in the first half of the year, coupled with the transition period where the Company moved its manufacturing facilities from Istanbul, Turkey to Taiwan. There was a down time of approximately 10 weeks where no production was able to be undertaken. This had a knock-on effect for reoccurring sales.

Cost of Sales

The cost of sales for the fiscal year ended December 31, 2011 was $1,341,374 compared to a cost of $2,502,037, for the cost of sales for the fiscal year ended December 31, 2010. The decrease in the cost of sales from 2010 to 2011 was due to the decrease in revenue and subsequent production in the same period. The percentage of Cost of sales against NET sales has increased by 14%. This is due to the continued cost of monthly overhead coupled with the drop in sales revenue.

	31/12/2011	31/12/2010

NET SALES	1,595,943	3,577,881
COST OF SALES	(1,341,374)	(2,502,037)
As a percentage of sales	84%	70%

Marketing and Selling Expenses
Marketing and selling expenses for the fiscal year ended December 31, 2011 were a cost of $578,887 compared to a cost of $504,329 for the fiscal year ended December 31 2010. Marketing and selling expenses were up 15% from 2010 to 2011, which was primarily due to an increased customer base demanding MDF (market development funds) and also the “pay to play” culture in the USA. This is where a distributor or a reseller will charge the vendor a setup fee to get the products onto their system or charge for a internal training day for staff. These trends are currently becoming more common.

General and Administrative Expenses
General and administrative expenses for the fiscal year ended December 31, 2011 were a cost of $316,528, compared to a cost of $479,064 for the fiscal year ended December 31, 2010. General and administrative expenses decreased by 34% or $162 536 from 2010 to 2011. This decrease can be attributed to the closure of the Turkish facilities and the subsequent reduction in overhead costs after its closure in September 2011.

	31/12/2011	31/12/2010

MARKETING AND SELLING EXPENSE	(578,887)	(504,329)
As a percentage of revenue	36%	14%
GENERAL AND ADMINISTRATIVE EXPENSES	(316,528)	(479,064)
As a percentage of revenue	20%	13%

Operational Profit
The operational loss for the fiscal year ended December 31, 2011 was $640,847, compared to a profit of $92,451 for the fiscal year ended December 31, 2010. Operational profit has decreased by $733,298 from 2010 to 2011 and this can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue whilst the monthly overhead cost remained the same.

Other Income and Expenses, net
Other Income and Expenses, net have increased by $270,060 from $24,094 for the fiscal year ended December 31, 2010 to $294,154 for the fiscal year ended December 31, 2011. This increase can be attributed to the closure of the Turkish Subsidiaries and a subsequent equity gain through the cancellation of debt that the subsidiaries owed to suppliers and related parties.

Total Comprehensive Income
Our total comprehensive income has decreased by $511,870 from $165,178 profit in 2010 to a $346,692 loss in 2011. This decrease can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue.

CURRENT ASSETS	31/12/2011	31/12/2010

Cash and cash equivalents	70,289	50,556
Trade receivables, net	240,867	705,225
Due from related parties	-	863,395
Due from Shareholders	-	50,585
Inventories	55,689	365,643
Other current assets		1,106

Total current assets	366,845	2,036,510

NON CURRENT ASSETS

Property, plant and equipment, net	1,027	64,495
Intangible assets, net	-	25,145
Other non current assets	-	3,555
Total non current assets	1,027	93,195

TOTAL ASSETS	367,872	2,129,705

CURRENT LIABILITIES
Borrowings	-	2,351
Trade payables	181,984	124,745
Due to shareholders	-	47,257
Due to related parties	265,318	1,145,992
Other current liabilities	27,390	73,233

Total current liabilities	474,692	1,393,578

NON CURRENT LIABILITIES
Borrowings	250,000	-
Employee termination benefits	-	-
Reserve for retirement pay	-	1,842
Share purchase advances	-	750,000

Total non current liabilities	250,000	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Retained earnings	-137,698	-308,463
Net income / (loss) for the period	-346,692	173,899
Total shareholders’ equity	-356,820	-7,004

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	367,872	3,138,416

Cash and Equivalents
Cash and equivalents have increased by $19,733 from $50,556 for the fiscal year ended December 31, 2010 compared to $70,289 for the fiscal year ended December 31, 2011. We believe a lack of working capital has hindered our growth this year and we are currently evaluating new finance facilities that should be in place in early 2012 to improve our cash situation.

Trade Receivables
Trade receivables for the fiscal year ended December 31, 2011 were $240,867, compared to $705,225 for the fiscal year ended December 31, 2010. Trade receivables have decreased by 464,358 from 2010 to 2011. This is the by-product of decreased revenues.

Related Party Transactions
Related party transactions NET for the fiscal year ended December 31, 2011 were $(265,318) compared to $282,597 for the fiscal year ended December 31, 2010. Related party transactions have decreased. This decreased is due to removal of inter-company transactions as both TouchIT Ed and TouchIT Tech KS have been dissolved. Furthermore, the Company no longer uses Emko Emaye as a supplier of raw materials.

	31/12/2011	31/12/2010

Due from related parties	0	863,395
Due to related parties	265,318	1,145,992
NET Amount	(265,318)	282,597

Inventories
Inventories for the fiscal year ended December 31, 2011 were $55,689, compared to $365,643 for fiscal year ended December 31, 2010. Inventories have decreased from 2010 to 2011 by $309,954 reflecting our move to third party manufacture in a just in time manor rather than holding large quantities of inventory.

	31/12/2011	31/12/2010

Total current assets	367,872	2,129,705

Trade Payables
Trade payables for the fiscal year ended December 31, 2011 were $181,984, compared to $124,745 for the fiscal year ended December 31, 2010. Trade Payables have increased by 45% or $57,239. This is due to the Company’s decision to move to third party manufacture and the extension of credit terms by the vendors.

Due to Related Parties
Due to related parties have decreased from 2010 to 2011 by $880,674 from $1,145,992 for the fiscal year ended December 31, 2010 to $265,318 for the fiscal year ended December 31, 2011. This was primarily due to the closure of the Turkish Subsidiaries and the subsequent cancellation of the debt that they owed to Recep Tanisman and Emko Emaye. Current related party transactions are with Kamron Inc which is Ronnie Murphy’s USA Tax entity and ASB Trading, which is Andrew Brabin’s UK Tax entity – both are used for payroll.

	31/12/2011	31/12/2010

Due from related parties	0	863,395
Due to related parties	265,318	1,145,992
NET Amount	(265,318)	282,597

Our NET Income has decreased by $511,870 from $165,178 profit in 2010 to a $346,692 loss in 2011. This decrease can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue.

	31/12/2011	31/12/2010

Net income / (loss) for the period	(346,692)	165,178

Liquidity and Capital Resources

	31/12/2011	31/12/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(346,692)	165,178
Adjustments to reconcile net income to net cash provided	6,615	--
By operating activities:		--
Depreciation and amortisation	--	17,516
Provision for employee benefit	--	801

Changes in operating assets and liabilities
Trade receivables, net	1,378,337	(430,428)
Due from shareholders	--	(773,544)
Due from related parties	--
Inventories	309,953	(17,620)
Other current assets	1,106	98,467
Other non current assets	--	331
Trade payables	322,557	54,126
Due to shareholders	--	54,413
Due to related parties	--	392,276
Other current liabilities	(1,241,442)	(47,386)
Share Purchase Advances	--	750,000

Net cash generated from (used for) operating activities	430,434	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(8,931)
Increase/(decrease) in long-term borrowings	(501,842)	--
Dividends paid	--	--

Net cash (used for) provided from financing activities	(501,842)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	91,141	(62,304)
Share capital increase	--	--

Net cash used for investing activities	91,141	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	19,733	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	70,289	50,556

Net Income
For fiscal year ended December 31, 2011, when compared to the same period in 2010, NET income for the period our NET Income has decreased by $511,870 from $165,178 profit in 2010 to a $346,692 loss in 2011. This decrease can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue. The sales revenue continues to come predominately from TouchIT Interactive Whiteboards, or OEM models under a different name that are sold into distribution companies that in turn, supply to education.

Net Cash Generated from Operating Activities
For fiscal year ended December 31, 2011, when compared to the same period in 2010, NET cash generated from operating activities was $430,434 compared to $67,197 for the same period in 2010. This is an increase of $363,237. This increase was due to the closure of the Turkish Subsidiaries and the subsequent cancellation of the debt that they owed to Recep Tanisman and Emko Emaye.

Cash Flow Used Investing Activities
For fiscal year ended December 31, 2011, when compared to the same period in 2010, there was a NET cash flow increase of $153,445 from $(62,304) to $91,141. This increase was due to the equity gain following the closure of the Turkish Subsidiaries.

Cash Position
There was a net increase in  cash and cash equivalents of $19 733 for the beginning and the end of the period from $50,556 at the beginning of the period, to $70,289 for fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

See the financial statements annexed to this annual report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A.	Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Brabin.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our board of directors, management and other personnel. It was designed to provide reasonable assurance to our management, our board of directors and external users regarding the fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

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

Changes to Internal Controls and Procedures Over Financial Reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Changes to Internal Controls and Procedures Over Financial Reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2011 and their present positions.

Name	Age	Position(s) and Office(s) Held
Andrew Stuart Brabin	31	CEO, Chief Financial Officer, and Director, Secretary and Treasurer

Ronald George Murphy	48	Officer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Ronald Murphy has 15 years of International Sales experience and is the former Head of World-Wide Sales for Zoom Technologies, Virtual Ink and Luidia (the two latter companies being Interactive Whiteboard Manufacturers). Ronald took all three of these companies from the low millions of revenues to the tens of millions in sales revenues in less than 4 years at each company. He also has 9 years experience in the IWB marketplace.

Mr. Murphy is President of World Wide Sales at our Company where he formulates sales strategy, actively seeks new partners, and manages the sales team. Mr. Murphy also has an active role in new product development providing the requirements from feedback he receives from the markets.

Andrew Brabin has 9 years of International Sales experience and is the former Head of European Sales for Luidia, manufacturer of the eBeam IWBs. Aside from a strong technical and product design background, Mr. Brabin is also a multi-linguist. Andrew assumed the role of CEO in October 2011 and was instrumental in the reverse merge transaction detailed in the Form 8K filed with the SEC on the 12th of May 2010.

Mr. Brabin is the CEO, CFO and President of World Wide Operations of our Company. He formulates financial, product, marketing and purchasing strategy whilst managing the activities at the 3rd party production facilities in Taiwan and China. Mr. Brabin also manages the public side of the business liaising with corporate council, the auditors and the investment community.

Directors

Our Bylaws authorize no less than one (1) director.  We currently have two Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers

Involvement in Certain Legal Proceedings

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

As of December 31, 2011, we have adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics have been posted and may be found on our Company’s website at www.touchittechnologies.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We presently have employment agreements with all of our named executive officers and have established a system of executive compensation. Due to financial constraints typical of those faced by a company in this stage of its growth, we have not paid the officers in full for the year 2011. These costs reside in the related party transactions (as monies owed) of our financial statements. Our Company officers draw on these monies owed when we our in a position to pay them.

As our business and operations expand and mature, we expect to be able to pay our Company officers their monthly compensation in full.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ronald George Murphy, Officer and Director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000
	2011	144,000	0	0	0	0	0	0	144,000

Andrew Stuart Brabin, CEO, CFO and Director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000
	2011	144,000	0	0	0	0	0	0	144,000

Narrative Disclosure to the Summary Compensation Table

In 2008 and 2009, the officers and directors did not draw salaries and only out of pocket business expenses were paid. Due to financial constraints typical of those faced by a company in this stage of its growth, we have not paid the officers in full for the year 2011. These costs reside in the related party transactions (as monies owed) of our financial statements. Our Company officers draw on these monies owed when we our in a position to pay them.

Employment Agreements with Executive Officers
Mr. Brabin, and Mr. Murphy have entered into employment agreements with our Company effective May 10, 2010. The agreements provide for a three year term with an automatic renewal for an additional year unless either party provides a written notice of non-renewal.

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

Narrative Disclosure to the Director Compensation Table

Due to financial constraints typical of those faced by a company in this stage of its growth, the company has not paid the officers in full for 2011. These costs reside in the related party transactions (as monies owed) of our financial statements. The company officers draw on these monies owed when the company is in a position to pay them.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans
None.

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of December 31, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 55,839,419 shares of common stock issued and outstanding on December 31, 2010.

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Andrew Brabin, UK	16,110,000	28.85%
Common	Ronald Murphy, USA	16,110,000	28.85%
Common	Total all executive officers and directors	32,220,000	57.70%

Common	5% Shareholders	None	None

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

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2011	$12,000	$	$0	$0
2010	$16,600	$	$0	$0
2009	$0	$	$0	$0

We did not incur audit costs until 2010 with the preparation for the reverse merger transaction detailed in the Form 8K filed with the SEC on May 12th 2010.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a) Documents Filed. The following documents are filed as part of this Annual Report Form 10-K or incorporated by reference as indicated:

1.  Financial Statements. The financial statements of TouchIT Technologies, Inc.

Report of Independent Registered Public Accounting Firm for TouchIT Technologies, Inc	F-2

TouchIT Technologies, Inc Statement of Financial Position as of December 31, 2011 and 2010	F-3

TouchIT Technologies, Inc Statement of Income as of December 31, 2011 and 2010	F-4

TouchIT Technologies, Inc Statement of Cash Flow as of December 31, 2011 and 2010	F-5

TouchIT Technologies, Inc Statement of Changes in Equity as of December 31, 2011 and 2010	F-6

Notes to TouchIT Technologies, Inc Financial Statements	F-7

2. Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.

EXHIBIT INDEX

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 12, 2010)

3.2	Bylaws of TouchIT Technologies, Inc. (incorporated by reference to Exhibit 3.2 of Form S-1 filed May 29, 2008)

10.1	Share Exchange Agreement (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 12, 2010)

10.2	The Credit Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 23, 2011)

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

Edward Richardson Jr., CPA

15565 Northland Drive Suite 508 West

Southfield, MI. 48075

248-559-4514

Independent Auditor's Report

April 2, 2012

Board of Directors

TouchIT Technologies, Inc.

100 West Beaver Road, Suite 200

Troy, MI. 48084

I have audited the accompanying balance sheet of TouchIT Technologies, Inc. as of December 31, 2011 and the related statements of income, retained earnings, changes in stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the statement of financial position of TouchIT Technologies as of December 31, 2011, and the statement of activities, changes in stockholder’s equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Edward Richardson Jr., CPA

TOUCHIT TECHNOLOGIES, INC
BALANCE SHEETS
FOR THE PERIODS ENDED 31 DECEMBER 2011, 2010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	12/31/2011	12/31/2010

Cash and cash equivalents	70,289	50,556
Trade receivables, net	240,867	705,225
Due from related parties	-	863,395
Due from Shareholders	-	50,585
Inventories	55,689	365,643
Other current assets		1,106

Total current assets	366,845	2,036,510

NON CURRENT ASSETS

Property, plant and equipment,net	1,027	64,495
Intangible assets, net	-	25,145
Other non current assets	-	3,555

Total non current assets	1,027	93,195

TOTAL ASSETS	367,872	2,129,705

CURRENT LIABILITIES
Borrowings	-	2,351
Trade payables	181,984	124,745
Due to shareholders	-	47,257
Due to related parties	265,318	1,145,992
Other current liabilities	27,390	73,233

Total current liabilities	474,692	1,393,578

NON CURRENT LIABILITIES
Borrowings	250,000	-
Employee termination benefits	-	-
Reserve for retirement pay	-	1,842
Share purchase advances	-	750,000

Total non current liabilities	250,000	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Retained earnings	(137,698)	(308,463)
Net income / (loss) for the period	(346,692)	173,899

Total shareholders’ equity	(356,820)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	367,872	3,138,416

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 DECEMBER 20010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2011	12/31/2010

NET SALES	1,595,943	3,577,881
COST OF SALES	(1,341,374)	(2,502,037)
Gross profit	254,569	1,075,844
MARKETING AND SELLING EXPENSE	(578,887)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	(316,528)	(479,064)
Profit from operations	(640,847)	92,451
OTHER INCOME AND EXPENSES,net	294,154	24,094
FINANCIAL INCOME AND EXPENSES, net	--	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(346,692)	60,063
TAXATION CHARGE	--
Taxation current	--
Deferred	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	60,063
Net income/(loss) for the year	(346,692)	105,115
OTHER COMPREHENSIVE INCOME	--
Total comprehensive income	(346,692)	165,178

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 31 DECEMBER 2011, 2010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2011	12/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(346,692)	165,178
Adjustments to reconcile net income to net cash provided	6,615	--
By operating activities:		--
Depreciation and amortisation	--	17,516
Provision for employee benefit	--	801

Changes in operating assets and liabilities
Trade receivables, net	1,378,337	(430,428)
Due from shareholders	--	(773,544)
Due from related parties	--
Inventories	309,953	(17,620)
Other current assets	1,106	98,467
Other non current assets	--	331
Trade payables	322,557	54,126
Due to shareholders	--	54,413
Due to related parties	--	392,276
Other current liabilities	(1,241,442)	(47,386)
Share Purchase Advances	--	750,000

Net cash generated from (used for) operating activities	430,434	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(8,931)
Increase/(decrease) in long-term borrowings	(501,842)	--
Dividends paid	--	--

Net cash (used for) provided from financing activities	(501,842)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	91,141	(62,304)
Share capital increase	--	--

Net cash used for investing activities	91,141	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	19,733	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	70,289	50,556

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2011

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(143,285)	$(15,715)

Net Income	-	-	-	-	-	-	-	-	(346,692)	(346,692)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	5,588	5,588

Balance at December 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(484,389)	$(356,819)

TOUCHIT TECHNOLOGIES, INC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2011

1.	OPERATIONS OF THE COMPANY:

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

Organization

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”) to the shareholders of Touch IT Technology and Touch It Education in exchange for the transfer of 100% of the shares of Touch IT Tech and Touch IT Education to Hotel Management. This exchange transaction resulted in Touch IT Technologies and Touch IT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of TouchIT Turkey own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

Simultaneously with the closing of the Share Exchange Agreement, on May 7, 2010, Management entered into a Subscription Agreement (the “Subscription Agreement”) with investors for the sale of shares up to the value of USD 1,500,000 (the Purchase Price”). As a result USD 750,000 of the Purchase Price was recognized in TouchIT education’s balance sheet as a future obligation to one of the investors.
Average number of employees of the Company as of December 31, 2011 and December 31, 2010 is five.

Description of Business

TouchIT Technologies, Inc is a designer, producer and marketer of touch-based visual communication products. The Company manufactures a large range of touch screen and touch board products containing TouchIT's proprietary technology to suit all types of applications, from small LCD touch-screens to large interactive whiteboard displays and audience response systems, with applications to several industry segments including education, business, and government. For more information, please visit the Company's Website: www.touchittechnologies.com.

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

Level 3 – Valuation techniques in which one or more significant inputs are observable in the market. The Company did not have any Level 3 assets or liabilities.

5.	CASH AND CASH EQUIVALENTS

As of December 31, 2011 and December 30, 2010, cash and cash equivalents comprised were comprised of the following:

	31.12.2011	31.12.2010

Cash on Hand	$0	$0
Banks	$70,289	$50,566

Total	$70,289	$50,566

6.	TRADE RECEIVABLES

As of December 31, 2011 and December 30, 2010, trade receivables comprised were comprised of the following:

	31.12.2011	31.12.2010

Trade Receivables	$240,867	$705,255
Provision for doubtful accounts	$(0)	$(0)

Total	$240,867	$705,255

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.12.2011	31.12.2010

Emko Yazi Tahalari ve Egitim Gerecleri A.S.	$0	$276,087
Touch IT Technologies Koll. Sti.. Ronald George Murphy ve Ortaklari	$0	$587,308

Total	$0	$863,395

Due from shareholders	31.12.2011	31.12.2010

Andrew Stuart Brabin	$0	$7,181
Recep Tanisman	$0	$43,404

Total	$0	$50,585

Due to related parties	31.12.2011	31.12.2010

Kamron, Inc.	$159,064	$86,555
ASB Trading	$106,254	$54,420
TouchIT Technologies Dis Tic Koll Sirketi	$0	$587,308
Emko Emaye ve Yazi Tahtalari	$0	$417,709

Total	$265,318	$1,145,992

Due to shareholders	31.12.2011	31.12.2010

Ali Riza Tanisman.	$0	$32,312
Recep Tanisman	$0	$379
Andrew Stuart Brabin	$0	$14,566

Total	$0	$47,257

Major purchases from related parties	31.12.2011	31.12.2010

Touch It Technologies Koll Sti Ronald George Murphy ve Ortakari	$0	$148,756
TouchIT Education Technologies Dis Tic Koll Sti	$0	$141,260
Emko Emaye ve Yazi Tahtalari	$0	$333,480

Total	$0	$623,496

Major sales to related parties	31.12.2011	31.12.2010

TouchIT Education Technologies Dis Tic Koll Sti	$0	$148,756
Emko Emaye ve Yazi Tahtalari	$0	$0
Emko Yazi Tahalari ve Egitim Gerecleri A.S	$0	$372,956
Touch IT Technologies Koll. Sti Ronald Geroge Murphy ve Ortakari	$0	$127,340

Total	$0	$649,052

Service provided by	31.12.2011	31.12.2010

Kamron, Inc.	$159,064	$170,465
Andrew Stuart Brabin	$0	$103,527
ASB Trading	$106,254	$0

Total	$265,318	$273,992

8.	INVENTORIES

	31.12.2011	31.12.2010

Trade goods	$55,689	$365,643
Advances given for purchases	$0	0

Total	$55,689	$365,643

9.	OTHER CURRENT ASSETS

As of December 31, 2011 and December 30, 2010, other receivables comprised of the following:

	31.12.2011	31.12.2010

Prepaid Expense	$0	$0
Advances given to personnel	$0	$1,106

Total	$0	$1,106

10.	NON-CURRENT ASSETS

As of December 31, 2011 and December 31, 2011 non current assets comprised of the following:

	31.12.2011	31.12.2010

Property, Plan and Equipment, net	$1,027	$64,495
Intangible Assets, Rights net	$0	$25,145
Other	$0	$3,555
Accumulated Depreciation	$0	$0
Total	$1,027	$93,195

Rights represent the operating licenses obtained from the Under Secretariat of the Prime Ministry for Foreign Trade. The validation date of the license has been extended from 10 to 15 years in 2010.

11.	TRADE PAYABLES

As of December 31, 2011 and December 31, 2010, trade payables were comprised of the following:

	31.12.2011	31.12.2010

Suppliers	$181,984	$124,745
Totals	$181,984	$124,745

12.	OTHER CURRENT LIABILITIES

As of December 31, 2011 and December 31, 2010, other current liabilities of the following:

	31.12.2011	31.12.2010

Other Current Liabilities	$27,390	$73,233

Total	$27,390	$73,233

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at December 31, 2011 and 2010 is comprised of the following:

	31.12.2011	31.12.2010
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	16,110,000	16,110,000
Ronald George Murphy	16,110,000	16,110,000
Recep Tanisman	0	16,110,000
Total	32,220,000	48,330,000

14.	SALES

The composition of sales by principal for the periods ended December 31, 2011 and 2010 can be summarized as follows:

	31.12.2011	31.12.2010

CleverBoard	$633,225.00	$887,639.00
TouchIT Board 50"	$10,909.00	$34,589.00
TouchIT Board 78"	$333,292.00	$628,105.00
TouchIT Board 80"	$58,031.00	$179,794.00
TouchIT Board 90"	$57,716.00	$121,048.00
Triumph Board 78"		$136,867.00
Triumph Board 50"		$1,244.00
Triumph Board 80"		$53,182.00
Electronic Parts	$416,336.00	$1,023,279.00
Voting Systems	$4,738.00	$153,335.00
Wireless Tablets	$5,500.00	$47,745.00
LCD Components	$615.00	$0.00

Others	$36,710.00	$328,968.00
Delivery Income	$38,871.00
Returns (-)		$(17,914.00)

Total	$1,595,943.00	$3,577,881.00

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended December 31, 2011 and 2010 can be summarized as follows:

	31.12.2011	31.12.2010

Beginning inventory of trade goods
Purchases	$1,397,063	$2,502,037
Ending inventory of trade goods (-)	(55,689)

Total	$1,341,374	$2,502,037

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended December 31, 2011 and 2010 are summarized as follows:

	31.12.2011	31.12.2010

Marketing and Selling Expenses	$578,887	$504,239

Total	$578,887	$504,239

17.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended December 31, 2011 and 2010 are as follows:

	31.12.2011	31.12.2010

General and Administrative Expenses	$316,528	$479,064

Total	$316,528	$479,,064

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years December 31, 2011 and 2010 can be summarized as follows:

	31.12.2011	31.12.2010

Other Income and Expenses	$294,154	$24,094

Total	$294,154	$24,094

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to stockholders through the optimization of the debt and equity balance. The capital structure of the Company consists of debt, which includes the borrowings, cash and cash equivalents and equity, comprising issued capital reserves and retained earnings.

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

On February 16, 2011, The Company has borrowed USD 250,000 form TCA Global Credit Master Fund pursuant to a revolving credit facility evidenced by a Credit Agreement with an effective date as of November 30, 2010. The Credit Agreement evidences a revolving credit facility in the maximum principal amount of USD 250,000, which subject Lender approval may be increased up to USD 1,000,000. The outstanding principal amount was due on February 16, 2012. The facility was officially closed and the principal repaid in full on the 1st March 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 TouchIT Technologies, Inc. f.k.a Hotel Management Systems, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer

April 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Brabin	CEO, Chief Financial Officer, Corporate Secretary, Treasurer, and	April 4, 2012
Andrew Brabin	Director (Principal Financial and Accounting Officer)

/s/ Ronald George Murphy	Officer and Director	April 4, 2012
Ronald George Murphy