Form 10-Q
period 2012-03-31
TouchIT Technologies, Inc.
filed 2012-05-10
CIK 1436229

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

248 680 6700 / 00 44 207 858 1045
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

Yes  ☐                                No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,189,419 shares of common stock outstanding as of May10, 2012.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

INDEX

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	11

Item 6.	Exhibits.	12

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Signature	13

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

TOUCHIT TECHNOLOGIES, INC
REVIEWED FINANCIAL STATEMENTS
(Unaudited)

March 31 2012
and
Comparative Periods

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
100 West Beaver Road
Troy, MI.

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of March 31, 2012, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting OversightBoard (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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

/S/ Edward Richardson Jr., CPA

May 9, 2012

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 31 MARCH 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	NOTE	31/03/12	31/12/11	31/03/11	31/12/10

Cash and cash equivalents	5	3,644	70,289	27,954	50,556
Trade receivables, net	6	97,257	240,867	365,234	705,225
Due from related parties	7	-	-	484,459	863,395
Due from Shareholders		-	-	49,827	50,585
Inventories	8	51,568	55,689	612,991	365,643
Other current assets	9	-		4,561	1,106

Total current assets		152,469	366,845	1,545,026	2,036,510

NON CURRENT ASSETS	10

Property, plant and equipment,net		2,832	1,027	64,051	64,495
Intangible assets, net		-	-	33,403	25,145
Rights		-	-	-	-
Other non current assets		400,000	-	153	3,555

Total non current assets		402,832	1,027	97,607	93,195

TOTAL ASSETS		555,301	367,872	1,642,633	2,129,705

CURRENT LIABILITIES
Borrowings		-	-	587	2,351
Trade payables	11	234,546	181,984	205,295	124,745
Due to shareholders		-	-	60,448	47,257
Due to related parties		342,999	265,318	807,120	1,145,992
Other current liabilities		38,866	27,390	54,209	73,233

Total current liabilities	12	616,411	474,692	1,127,659	1,393,578

NON CURRENT LIABILITIES
Borrowings		380,668	250,000	-	-
Employee termination benefits	13	-	-	1,373	-
Reserve for retirement pay		-	-	-	1,842
Share purchase advances		-	-	750,000	750,000

Total non current liabilities		380,668	250,000	751,373	751,842

COMMITMENTS AND CONTINGENCIES		-

SHAREHOLDERS' EQUITY
Share capital	14	127,570	127,570	127,570	127,570
Retained earnings		(484,390)	(137,698)	(143,285)	(308,463)
Net income / (loss) for the period		(84,958)	(346,692)	(220,684)	173,899

Total shareholders’ equity		(441,778)	(356,820)	(236,399)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY		555,301	367,872	(1,642,633)	3,138,416

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 MARCH 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	NOTE	31/03/12	31/12/11	31/03/11	31/12/10

NET SALES	15	219,882	1,595,943	773,658	3,577,881
COST OF SALES	16	150,256	(1,341,374)	(556,766)	(2,502,037)
Gross profit		59,626	254,569	216,892	1,075,844
MARKETING AND SELLING EXPENSE	17	33,783	(578,887)	(293,399)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	18	110,801	(316,528)	(86,852)	(479,064)
Profit from operations		(84,958)	(640,847)	(163,359)	92,451
OTHER INCOME AND EXPENSES,net	19	--	294,154	(46,836)	24,094
FINANCIAL INCOME AND EXPENSES, net	20	--	--	(1,449)	(8,294)
Profit Loss before taxation and currency translation gain/(loss)		(84,958)	(346,692)	(211,644)	60,063
TAXATION CHARGE		--	--	--	--
Taxation current		--	--	--	--
Deferred		--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)		--	--	(9,039)	60,063
Net income/(loss) for the year		(84,958)	(346,692)	(211,644)	105,115
OTHER COMPREHENSIVE INCOME		--	--	--	--
Total comprehensive income		(84,958)	(346,692)	(220,683)	165,178

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 31 MARCH 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/12	31/12/11	31/03/11	31/12/10
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(84,958)	(346,692)	(220,683)	165,178
Adjustments to reconcile net income to net cash provided		6,615
By operating activities:
Depreciation and amortisation	--	--	7,431	17,516
Provision for employee benefit	--	--	(469)	801

Changes in operating assets and liabilities
Trade receivables, net	143,610	1,378,337	339,990	(430,428)
Due from shareholders	--	--	(33,340)	(773,544)
Due from related parties	--	--	379,679
Inventories	4,121	309,953	(217,422)	(17,620)
Other current assets	--	1,106	3,376	98,467
Other non current assets	--	--		331
Trade payables	130,244	322,557	92,934	54,126
Due to shareholders	--	--	(336,735)	54,413
Due to related parties	--	--	(1,330)	392,276
Other current liabilities	11,475	(1,241,442)	(19,024)	(47,386)
Share Purchase Advances	--	--		750,000

Net cash generated from (used for) operating activities	204,492	430,434	(5,593)	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		--	(1,764)	(8,931)
Increase/(decrease) in long-term borrowings	130,668	(501,842)	--
Dividends paid		--

Net cash (used for) provided from financing activities	130,668	(501,842)	(1,764)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(401,805)	91,141	(15,245)	(62,304)
intangible assets
Share capital increase		--

Net cash used for investing activities	(401,805)	91,141	(15,245)	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(66,645)	19,733	(22,602)	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	3,644	70,289	27,954	50,556

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED MARCH 31, 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at December 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(137,698)	$(356,820)

Net Income	-	-	-	-	-	-	-	-	(84,958)	(84,958)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(261,734)	-

Balance at March 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(484,390)	$(441,778)

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

1.	OPERATIONS OF THE COMPANY:

General

The Company was established as a form of partnership. In Turkey, partnership is the association of two or people who co-own a business for trading goods under a trade name. The owners have unlimited responsibility to their creditors. This form of company does not have minimum capital requirements. On May 7, 2010, the company became TouchIT Technologies, Inc, a Nevada domiciled company in the United States of America by means of a reverse merge transaction detailed herewith.

Organization

TouchIT Education Technologies Dis Ticaret Killektik Sirketi Andrew Stuart Brabin ve Ortagi formerly RT Lojistik Dis Ticaret Recep Tanisman ve Ortagi (referred as “TouchIT Education”) was established on August 27, 2007 with a “Share Transfer of Open Company and amendment Agreement.”

On May 7, 2010 TouchIT Education, TouchIT Technologies and their stockholders (“TouchIT Turkey”) entered into a Share Exchange Agreement with Hotel Management Systems, Inc. (“Hotel Management”), a Nevada corporation.

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 0.001 per share (the “Common Stock”) to the shareholders of TouchIT Technologies and TouchIT Education in exchange for the transfer of 100% of the shares of TouchIT Tech and TouchIT Education to Hotel Management. This exchange transaction resulted in TouchIT Technologies and TouchIT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of TOUCHIT Turkey own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

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

The Turkish subsidiaries were officially closed in August 2011.

Average number of employees of the Company as of March 31, 2011 was 6 and March  31, 2012 is five.

Description of Business

TouchIT Technologies, Inc is a designer and manufacturer (via 3rd party) of Interactive Products, namely, Interactive Whiteboards and Interactive LCDs.

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

Retirement Pay Provision

Under Turkish laws, lump sum payments are made to employees retiring or involuntary leaving the Company. Such payments are considered as being part of a defined retirement benefit plan.

The retirement benefit obligation recognized in the balance sheet represents the present value of defined benefit obligation as adjusted for unrecognized actuarial gains and losses.

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

Financial Instruments

Fair value is defined as the price that would be received to sell an assets or paid to transfer a a liability in an orderly transaction between participants at the measurement date (i.e., an exit price). The guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority
To unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 – Quoted, active market prices for identical assets or liabilities. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers of brokers in active markets. Valuation are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The Company did not have any Level 1 assets or liabilities.

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

5.	CASH AND CASH EQUIVALENTS

As of March 31, 2011 and March 31, 2012, cash and cash equivalents comprised were comprised of the following:

	31.03.2012	31.03.2011

Cash on Hand	$0	$0
Banks	$3,644	$27,954

Total	$3,644	$27,954

6.	TRADE RECEIVABLES

As of March 31, 2011 and March 31, 2012, trade receivables comprised were comprised of the following:

	31.03.2012	31.03.2011

Trade Receivables	$97,257	$365,234
Provision for doubtful accounts	(0)	(0)

Total	$97,257	$365,234

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.03.2012	31.03.2011

EmkoYazi Tahalari ve Egitim Gerecleri A.S.	$0	$321,494
TouchIT Technologies Koll. Sti.. Ronald George Murphy ve Ortaklari	$0	$162,965

Total	$0	$484,459

Due from shareholders	31.03.2012	31.03.2011

Andrew Stuart Brabin	$0	$9,287
Recep Tanisman	$0	$40,000

Total	$0	$49,827

Due to related parties	31.03.2012	31.03.2011

Kamron, Inc.	$184,913	$86,102
ASB Trading	$158,086	$50,349
EmkoYaziTahalariveEgitimGerecleri A.S.	$0	$336,172
TouchIT Education Koll. Sti	$0	$319,497
International RT	$0	$12,000
Other	$0	$3000

Total	$342,999	$807,120

Due to Shareholders	31.03.2012	31.03.2011

Ali RizaTanisman	$0	$44,663
Andrew Stuart Brabin	$0	$14,795
RecepTanisman	$0	$990

Total	$0	$60,448

Major purchases from related parties	31.03.2012	31.03.2011

TouchIT Technologies Koll Sti	$0	$57,211
TouchIT Education Koll Sti	$0	$78,225
EmkoYaziTahalariveEgitimGerecleriA.S	$0	$139,583

Total	$0	$275,019

Major sales to related parties	31.03.2012	31.03.2011

EmkoYazi Tahalari ve Egitim Gerecleri A.S	$0	$102,189
TouchIT Technologies Koll. Sti	$0	$78,225
TouchIT Education Koll Sti	$0	$57,211

Total	$0	$237,625

Service provided by	31.03.2012	31.03.2011

Kamron, Inc.	$184,913	$49,578
Andrew Stuart Brabin	$0	$52,213
ASB Trading	$158,086	$0
Other	$0	$36,372

Total	$342,999	$138,163

8.	INVENTORIES

	31.03.2012	31.03.2011

Trade goods	$51,568	$454,763
Advances given for purchases	$0	$205,770
Finished goods	$0	$201
Other inventories	$0	$3008
Provision for damaged slow moving stock	$0	$(50,751)

Total	$51,568	$612,991

9.	OTHER CURRENT ASSETS

As of March 31, 2011 and March 31, 2012, other receivables comprised of the following:

	31.03.2012	31.03.2011

Prepaid Expense	$0	$4,561

Total	$0	$4,561

10.	NON-CURRENT ASSETS

As of March 31, 2011 and March 31, 2012,  non-currents comprised of the following:

	31.03.2012	31.03.2011

Fully Reporting Public Shell	$400,000	$0
Other	$0	$153

Total	$400,000	$153

11.	TRADE PAYABLES

As of March 31, 2011 and March 31, 2012, trade payables were comprised of the following:

	31.03.2012	31.03.2011

Trade payables	$577,546	$205,295

Total	$577,546	$205,295

12.	OTHER CURRENT LIABILITIES

As of March 31, 2011 and March 31, 2012, other current liabilities of the following:

	31.03.2012	31.03.2011

Social Security & Withheld Taxes Payable	$4,961	$7,015
Due to personnel	$0	$9,168
Accrued Expenses	$33,905	$3,250
Advances received	$0	$32,266
Other Liabilities	$0	$2,510

Total	$38,866	$54,209

13.	RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at June 30, 2011, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered. As the maximum liability is revised semiannually, the maximum amount of TRY 2,623 effective from January 1, 2011 has been taken into consideration in calculation of provision from employment termination benefits (2010: TRY 2,517)

	31.31.2012	31.03.2011

Reserve for Employment Termination	$0	$1,373

Total	$0	$1,373

14.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at March 31, 2011 and 2012 is comprised of the following:

	31.03.2012	31.03.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	16,110,000	16,110,000
Ronald George Murphy	16,110,000	16,110,000
Recep Tanisman	0	16,110,000

Total Insider Holdings	32,220,000	48,330,000
Total Outstanding	55,839,419	64,549,419

15.	SALES

The composition of sales by principal for the periods ended March 31, 2011 and 2012 can be summarized as follows:

	31.03.2012	31.03.2011

CleverBoard	$17,000	$337,124
TouchIT Board 50”	$1,270	$3,242
TouchIT Board 78”	$119,502	$73,514
TouchIT Board 80”	$6,823	$2,540
TouchIT Board 90”	$32,263	$1,911
TouchIT Stands	$7,568	$0
Voting Systems	$0	$4,345
Electronic Circuits	$0	$341,840
42” TouchIT LCD	$1,999	$0
55” TouchIT LCD	$18,794	$0
65” TouchIT LCD	$9,998	$0
TouchIT Document Camera	$1,226	$0
TouchIT RF Tablet	$825	$0
Others	$2,614	$9,142

Total	$219,882	$773,658

16.	COSTOF SALES

The composition of cost of sales by principal for the periods ended March 31, 2011 and 2012 can be summarized as follows:

	31.03.2012	31.03.2011

Purchases	$150,256	$556,766

Total	$150,256	$556,766

17.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended March 31, 2011 and 2012 are summarized as follows:

	31.03.2012	31.03.2011

Marketing and Selling Expenses	$33,783	$578,887

Total	$33,783	$578,887

18.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended March 31, 2011 and 2012 are as follows:

	31.03.2012	31.03.2011

General and Administrative Expenses	$110,801	$86,852

Total	$33,783	$86,852

19.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years March 31, 2011 and 2012 can be summarized as follows:

	31.03.2012	31.03.2011

Other Income and Expenses	$0	$(46,836)

Total	$0	$(46,836)

20.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

We are a manufacturer (via 3rd party contract manufacture) of touch based visual communication products for education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards and large interactive Liquid Crystal Displays (“LCD”). Our products stand out from our competition in terms of our design, functionality and price offering.  Our customers seek our products as they provide them with a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.

In the past three years, we have designed, manufactured, launched, developed and sold four new products as well as established the business from scratch.

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

The Loan is also evidenced by a revolving note (the “Note”). The Credit Agreement and Note are secured by, among other things, (i) the Security Agreement made by and between our Company and the Lender pursuant to which the Borrower has granted a security interest in all of the Borrower's assets to the Lender (the "Security Agreement"), (ii) a personal guaranty and validity guaranty executed by Andrew Brabin, Chief Financial Officer of our Company, and (iii) a personal guaranty and validity guaranty executed by RecepTanisman, the then Chief Executive Officer of our Company.

Pursuant to the Credit Agreement, on February 16, 2011, our Company issued to the Lender One Hundred Thousand (100,000) shares of our common stock, par value at $0.001 per share (the “Restricted Shares”), which have piggy back registration rights as part of any registration statement filed by our Company and full ratchet rights and anti-dilution rights during the six months following February 16, 2011. Furthermore, we also issued to Lender Twenty-Five Thousand (25,000) shares of our Company's Series A convertible preferred stock, par value of $0.001, with such shares shall be converted into shares of common stock of our Company on February 16, 2012 upon the satisfaction of certain conditions (including if the value of the Restricted Shares is less than $45,000 on February 16, 2012 based on the average closing price for the 30 trading days prior thereto). On the 28th of June 2011, the economic of the preferred shares to the Lender was increased to $65,000 in consideration for extended terms on invoices presented in a slow sales period.

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

On March 1, 2012 we terminated the CreditAgreement with TCA Global Credit Master Fund LLP (“TCA”) by paying off the principal of $250 000. Management decided not to renew the agreement as we were actively seeking areplacement credit facility for the year ahead. The decision to close the credit line from TCA is due to Management’s belief that we were in a position to secure a similar arrangement with another Lender that could provide better rates than TCA. Subsequently, on April 11, 2012 the company entered into a factoring agreement by means of a Master Purchase Agreement (“MPA”) with Bibby International Trade Finance (“BITF”) for a receivables facility of up to $250 000.The MPA evidences a revolving credit facility in the maximum principal amount of $250,000, which subject to Lender approval may be increased. The MPA details the facility that has no management fees, and initial setup fee of $1000 was paid to BITF and that the Lender must be presented with a minimum of $50 000 of receivables each month in order not to attract a $600 penalty fee. Receivables sold to BITF under the MPA are guaranteed by the Company as well as personally by Andrew Stuart Brabin.

We have now completed the development and the establishment of a production line in Taiwan for a new range of Interactive LCD products. These products includeInteractive LCDs, with and without an embedded PC in sizes from 32” to 82”.The unique feature for the range of LCDs is that they do not require a driver to be installed, nor do they require any form of calibration by the user. These are true plug and play devices. All of these products are full high definition and touch-based and include options of multiple input “multi-touch”. We have also launched the TouchIT Fusion which is three interactive products in one. An Interactive LCD, and Interactive Easel and an Interactive Table. This is a revolutionary product as it takes us into new group collaboration markets.

We have seeded units into the United States, Australia and the Middle East for the new LCD product line. The company has received excellent feedback on these models and Management expects that by Quarter 4 2012, the LCD range will be 40% of revenue. The LCD range represents a higher ticket item which will impact revenues and also presents a greater margin opportunity which Management believes will have a positive impact on profits.

We have continued our efforts of expanding our product line through the K thru 12 markets as well as the higher Educational market. We are working on opportunities in Michigan, Mississippi, Los Angeles and higher educational institutions in Upstate NY and NJ.

We have expanded our reseller base with PCMall.gov, Cascade, US Markerboard and look to expand further into the Canadian and South American marketplaces with several interested parties looking at the TouchIT product lines.

We have had additional interest from the US government on our interactive boards and Interactive LCD. Subsequently, the US Government has purchased sample units of the new TouchIT LCD Duo.

We have targeted the retail marketplace and partnered with the Sales and Marketing Team, Berberian Associates Group covering New England, Florida, Midwest and the South in order to take TouchIT Technologies' product line to the retail, online, educational and enterprise channels.Established for over 30 years, Berberian Associates have a wealth of experience in Sales and Marketing of technology products. They represent a host of brands and have the necessary infrastructure to help grow businesses. Berberian Associates completed sales training on the products and began the product introductions to some of the largest retailers in the USA.Companies that have expressed initial interest are Tech Depot, Tiger Direct and Sam’s Club. We have singed initial vendor agreements with Costco and Sam’s Club.Sam’s Club are currently uploading the products into their online portfolio ready for resale in Q2 2012.

We have signed a vendor agreement with Office Max in the United States of America. Office Max is currently undergoing a training program and the product line is being loaded into their website. We have also committed to being in the Office Max Maxi Catalogue which is released in Q4 2012 ready for 2013.

We entered the Australian market place by partnering with Ingram Micro PTY late in 2011. Ingram Micro is currently working on several large projects which encompass both the Interactive Whiteboard and the LCD product lines.

We entered into discussions with a new partner for the Italian market place, Satnet SRL. Satnetare due to receive their first order in Q2 2012.

We have continued our expansion into the Middle East with presentations made directly to the Ministry of Education and the company has also seen success in equipping the Tabuk University throughout with Interactive Whiteboards.

We will continue to look into the viability of an OEM offering of a content software that is suitable for both 7-11 and 11-16 age groups. If concluded, the software will be sold in conjunction with our existing products to strengthen the product portfolio.

Last, we have undertaken and completed significant research and development of new technologies for a low cost interactive whiteboard. We are evaluating both electromagnetic and CCD camera systems to enable our future Interactive Whiteboards to remain very competitive on price. We are also ready to launch an LED range of Interactive Touch Screens in sizes from 42” to 80”

Off-Balance Sheet Arrangements

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

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation financial statements:

Our Company maintains its books of account and prepares its statutory financial statements in accordance with accounting principles in the United States of America and tax legislation. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED MARCH 31, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2012	31/03/2011

NET SALES	219,882	773,658
COST OF SALES	150,256	(556,766)
Gross profit	59,626	216,892
MARKETING AND SELLING EXPENSE	33,783	(293,399)
GENERAL AND ADMINISTRATIVE EXPENSES	110,801	(86,852)
Profit from operations	(84,958)	(163,359)
OTHER INCOME AND EXPENSES,net	--	(46,836)
FINANCIAL INCOME AND EXPENSES, net	--	(1,449)
Profit Loss before taxation and currency translation gain/(loss)	(84,958)	(211,644)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	(9,039)
Net income/(loss) for the year	(84,958)	(211,644)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(84,958)	(220,683)

NET SALES (REVENUE)– For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, revenue has decreased by 72% or by $553,776 from $773,658 to $219,882. This decrease can be attributed firstly, to a slow down in the market due to uncertain budgetary commitments from certain of our customers. Our going forward sales activity reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets for the new Interactive LCD Line. We are also looking to break into the retail market (Business to Business Divisions) of some of the larger retailers in the USA. Our management does anticipate that revenues will continue to grow for the balance of the year due tothe LCD product line whichrepresents a much larger value ticket item which will drive revenues higher.

GROSS PROFIT – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, gross profit has decreased by $157,356 from $216,982 to $59,626. This is primarily due to the decrease in sales revenue.

OPERATIONAL PROFIT – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, operational profit has increased from $(163,359) to (84,958) an increase of $78,401. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/03/2012	30/03/2012

MARKETING AND SELLING EXPENSE	(33,783)	(293,399)
As a percentage of revenue	15%	38%
GENERAL AND ADMINISTRATIVE EXPENSES	(110,801)	(86,852)
As a percentage of revenue	50%	11%

NET INCOME FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011,NET income for the period has increased by $135,725 from $(220,683) to (84,958). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT MARCH 31, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	31/03/2012	31/03/2011

Cash and cash equivalents	3,644	27,954
Trade receivables, net	97,257	365,234
Due from related parties	-	484,459
Due from Shareholders	-	49,827
Inventories	51,568	612,991
Other current assets	-	4,561

Total current assets	152,469	1,545,026

NON CURRENT ASSETS

Property, plant and equipment,net	2,832	64,051
Intangible assets, net	-	33,403
Rights	-	-
Other non current assets	400,000	153

Total non current assets	402,832	97,607

TOTAL ASSETS	555,301	1,642,633

CURRENT LIABILITIES
Borrowings	-	587
Trade payables	234,546	205,295
Due to shareholders	-	60,448
Due to related parties	342,999	807,120
Other current liabilities	38,866	54,209

Total current liabilities	616,411	1,127,659

NON CURRENT LIABILITIES
Borrowings	380,668	-
Employee termination benefits	-	1,373
Reserve for retirement pay	-	-
Share purchase advances	-	750,000

Total non current liabilities	380,668	751,373

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Retained earnings	(484,390)	(143,285)
Net income / (loss) for the period	(84,958)	(220,684)

Total shareholders’ equity	(441,778)	(236,399)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	555,301	(1,642,633)

CURRENT ASSETS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, total current assets have decreased $1,392,557. This decrease is due to a decrease in sales revenue resulting in a decrease in trade receivables. These decreased from $1,545,026 at March 31, 2011 to $152,469atMarch 31, 2012. The company has also decreased its inventory holding moving to a ‘just in time’ supply rather than overstocking which in turn helps cash flow. Monies owed from related parties and from shareholders has also decreased representing a reduction in assets of $534,286

NON-CURRENT ASSETS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, total non-current assets have increased by $305,225. This is mainly due to the recognition of the value of the Full Reporting Public Shell on the Company’s balance sheet.

TOTAL ASSETS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, total assets have decreased by $1,087,332 from $1,642,633 to $555,301.The reason for the decrease in assets can be attributed to the decrease in Trade Receivables which is directly related to the drop in revenue, the decrease in dues from related parties and shareholders, and the move of production from Turkey to Taiwan.

CURRENT LIABILITIES – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, total current liabilities have decreased by $511,248from $1,127,659 to $616,411. Trade payables have increased by 13% or $29,251, which can be attributed to a large $100k order from Hoshan in Saudi Arabia which was secured by a letter of credit to our supplier.

NON-CURRENT LIABILITIES - For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011 they have decreased by $370,705 from $751,373 to $380,668. This can be attributed to the Share Purchase Advance brought forward on TouchIT Education’s balance sheet not being shown on TouchIT Technologies Inc now the subsidiary has been closed.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
MARCH 31, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2012	31/03/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(84,958)	(220,683)
Adjustments to reconcile net income to net cash provided
By operating activities:
Depreciation and amortisation	--	7,431
Provision for employee benefit	--	(469)

Changes in operating assets and liabilities
Trade receivables, net	143,610	339,990
Due from shareholders	--	(33,340)
Due from related parties	--	379,679
Inventories	4,121	(217,422)
Other current assets	--	3,376
Other non current assets	--
Trade payables	130,244	92,934
Due to shareholders	--	(336,735)
Due to related parties	--	(1,330)
Other current liabilities	11,475	(19,024)
Share Purchase Advances	--

Net cash generated from (used for) operating activities	204,492	(5,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		(1,764)
Increase/(decrease) in long-term borrowings	130,668	--
Dividends paid

Net cash (used for) provided from financing activities	130,668	(1,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(401,805)	(15,245)
intangible assets
Share capital increase

Net cash used for investing activities	(401,805)	(15,245)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(66,645)	(22,602)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	3,644	27,954

NET INCOME FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, NET income for the period has increased by $135,725 from $(220,683) to (84,958). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011,NET cash generated for operating activities was $204,492 compared to $(5,593) which is a increase of $198,899. This can be attributed primarily in the decrease of accrued liabilities which were cancelled following the closure of the Turkish Subsidiaries.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH FLOW FROM FINANCING ACTIVITES – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months endedMarch 31, 2011, cash flow from financing activities was 130,668 compared to $(1,764) at March 31, 2011. This is due to aincrease in long term borrowings.

CASH POSITION. There was a NETdecrease in the cash and cash equivalents of $66,645 from the beginning of the period through March 31, 2012. This change in cash position can be attributed to being normal in course of regular business We generally pay our suppliers on 30 day terms.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2012, our Company has not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

Subsequently, on April 10th2012 The Company entered into an agreement with Ronald George Murphy to convert debt for services as an Officer and President of World Wide Sales for the period January 1, 2012 to March 31, 2012 in exchange for the Company’s restricted Common Stock in the aggregate of 7,500,000 shares for an accrued amount of $37,500. The company owed him a balance of $184,913.40 at March 31, 2011

Subsequently, on April 10th 2012 The Company entered into an agreement with Andrew Stuart Brabin to convert debt for services as Chief Executive Officer for the period January 1, 2012 to March 31, 2012 in exchange for the Company’s restricted Common Stock in the aggregate of 7,500,000 shares for an accrued amount of $37,500. The company owed him a balance of $158,085.79 at March 31, 2011

Item 1.     Legal Proceedings.

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

Item 6.      Exhibits

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

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

101.INS tucn-20111231.xml XBRL Instance Document

101.SCH tucn-20111231.xsd XBRL Taxonomy Extension Schema Document

101.CAL tucn-20111231_cal.xml XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF tucn-20111231_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB tucn-20111231_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE tucn-20111231_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: May 10th 2012