Form 10-Q
period 2012-06-30
TouchIT Technologies, Inc.
filed 2012-08-02
CIK 1436229

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

Yes  ☐            No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,189,419 shares of common stock outstanding as of August 1, 2012.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Signature	29

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

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES, INC
REVIEWED FINANCIAL STATEMENTS
(Unaudited)

June 30 2012
and
Comparative Periods

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
100 West Beaver Road
Troy, MI.

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of June 30, 2012, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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

/S/ Edward Richardson Jr., CPA

July 22, 2012

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 30 JUNE 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2012	31/12/2011	30/06/2011	31/12/2010

Cash and cash equivalents	15,584	70,289	1,239	50,556
Trade receivables, net	122,194	240,867	5,060	705,225
Due from related parties	-	-	655,135	863,395
Due from Shareholders	-	-	41,955	50,585
Inventories	32,419	55,689	571,586	365,643
Other current assets			4,223	1,106

Total current assets	170,196	366,845	1,279,198	2,036,510

NON CURRENT ASSETS

Property, plant and equipment,net	2,032	1,027	59,530	64,495
Intangible assets, net		-	18,426	25,145
Rights		-	-	-
Other non current assets	400,000	-	12,763	3,555

Total non current assets	402,032	1,027	90,719	93,195

TOTAL ASSETS	572,228	367,872	1,369,917	2,129,705

CURRENT LIABILITIES
Borrowings	-	-	-	2,351
Trade payables	478,171	181,984	104,721	124,745
Due to shareholders	-	-	188,293	47,257
Due to related parties	-	265,318	878,822	1,145,992
Other current liabilities	47,260	27,390	68,463	73,233

Total current liabilities	525,431	474,692	1,240,299	1,393,578

NON CURRENT LIABILITIES
Borrowings	71,841	250,000	-	-
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	1,842
Share purchase advances	-	-	750,000	750,000

Total non current liabilities	71,841	250,000	751,078	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570	127,570	127,570
Retained earnings	(520,454)	(137,698)	(143,285)	(308,463)
Net income / (loss) for the period	(48,893)	(346,692)	(605,745)	173,899

Total shareholders’ equity	(25,044)	(356,820)	(621,460)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	572,228	367,872	1,369,917	3,138,416

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 JUNE 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	31/12/2011	30/06/2011	31/12/2010

NET SALES	505,685	1,595,943	914,867	3,577,881
COST OF SALES	353,002	(1,341,374)	(832,401)	(2,502,037)
Gross profit	152,683	254,569	82,466	1,075,844
MARKETING AND SELLING EXPENSE	37,458	(578,887)	(427,851)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	165,317	(316,528)	(123,057)	(479,064)
Profit from operations	(50,092)	(640,847)	(468,442)	92,451
OTHER INCOME AND EXPENSES,net	1,200	294,154	(46,344)	24,094
FINANCIAL INCOME AND EXPENSES, net	--	--	(28,433)	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(48,892)	(346,692)	(605,745)	60,063
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	60,063
Net income/(loss) for the year	(48,892)	(346,692)	(605,745)	105,115
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	(48,892)	(346,692)	(605,745)	165,178

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 30 JUNE 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	31/12/2011	30/06/2011	31/12/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(48,892)	(346,692)	(605,745)	165,178
Prior Period Adjustments	(436,865)
Adjustments to reconcile net income to net cash provided		6,615	--	--
By operating activities:
Depreciation and amortisation	--	--	14,357	17,516
Provision for employee benefit	--	--	(764)	801

Changes in operating assets and liabilities
Trade receivables, net	118,674	1,378,337	700,165	(430,428)
Due from shareholders	--	--	1,047	(773,544)
Due from related parties	--	--	215,844	--
Inventories	23,270	309,953	(205,944)	(17,620)
Other current assets	--	1,106	(3,117)	98,467
Other non current assets	--	--	(3,117)	331
Trade payables	30,869	322,557	(7,640)	54,126
Due to shareholders	--	--	45,912	54,413
Due to related parties	--	--	(184,430)	392,276
Other current liabilities	19,870	(1,241,442)	(4,770)	(47,386)
Share Purchase Advances		--	--	750,000

Net cash generated from (used for) operating activities	(293,074)	430,434	(31,721)	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--	(2,351)	(8,931)
Increase/(decrease) in long-term borrowings	238,574	(501,842)	--	--
Dividends paid	--	--	--	--

Net cash (used for) provided from financing activities	238,574	(501,842)	(2,351)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(205)	91,141	(15,245)	(62,304)
intangible assets		--	--	--
Share capital increase		--	--	--

Net cash used for investing activities	(205)	91,141	(15,245)	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(54,705)	19,733	(49,317)	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	15,584	70,289	1,239	50,556

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED 30 JUNE 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	55,839,419	$127,570	$-	$-	55,839,419	$416,733	-	$-	$(484,389)	$59,914

Net Income	-	-	-	-	-	-	-	-	(48,893)	(48,893)

Capital Transactions	18,350,000	-	-	-	18,350,000	-	-	-	(36,065)	(36,065)

Prior Period Adjustments	-	-	-	-	-	-	-	-	-	-

Balance at June 30, 2012	74,189,419	$127,570	$-	$-	74,189,419	$416,733	-	$-	$(569,347)	$(25,044)

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

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

Pursuant to the terms of the Share Exchange Agreement, Hotel Management issued a total of 48,330,000 shares of their common stock, par value USD 01 per share (the “Common Stock”) to the shareholders of TouchIT Technologies and TouchIT Education in exchange for the transfer of 100% of the shares of TouchIT Tech and TouchIT Education to Hotel Management. This exchange transaction resulted in TouchIT Technologies and TouchIT Education becoming Hotel Management. The wholly-owned subsidiaries and the stockholders of TouchIT Turkey own approximately 78.93% of the Hotel Management’s issued and outstanding stock, prior to any financing.

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

Average number of employees of the Company as of June 30, 2011 was twelve and June  30, 2012 is five.

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

5.             CASH AND CASH EQUIVALENTS

As of June 30, 2012 and June 30, 2011, cash and cash equivalents comprised were comprised of the following:

	30.06.2012	30.06.2011

Cash on Hand	$0	$0
Banks	$15,584	$1,239

Total	$15,584	$1,239

6.             TRADE RECEIVABLES

As of June 30, 2012 and June 30, 2011, trade receivables comprised were comprised of the following:

	30.06.2012	30.06.2011

Trade Receivables	$124,194	$5,060
Provision for doubtful accounts	$(2,000)	$(0)

Total	$122,194	$5,060

7.             RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.06.2012	30.06.2011

Emko Yazi Tahalari ve Egitim Gerecleri A.S.	$0	$321,494
TouchIT Technologies Koll. Sti.. Ronald George Murphy ve Ortaklari	$0	$162,965

Total	$0	$655,135

Due from shareholders	30.06.2012	30.06.2011

Andrew Stuart Brabin	$0	$41,955
Recep Tanisman	$0	$0

Total	$0	$41,955

Due to related parties	30.06.2012	30.06.2011

Kamron, Inc.	$175,913	$94,427
ASB Trading	$148, 586	$64,123
Emko Yazi Tahalari ve Egitim Gerecleri A.S.	$0	$339,542
TouchIT Education Koll. Sti	$0	$468,965
International RT	$0	$12,000
Other	$0	$36,089

Total	$324,499	$1,014,876

Due to Shareholders	30.06.2012	30.06.2011

Total	$0	$188,293

Major purchases from related parties	30.06.2012	30.06.2011

TouchIT Technologies Koll Sti	$0	$58,451
TouchIT Education Koll Sti	$0	$152,822
Emko Yazi Tahalari ve Egitim Gerecleri A.S	$0	$139,908

Total	$0	$351,181

Major sales to related parties	30.06.2012	30.06.2011

Emko Yazi Tahalari ve Egitim Gerecleri A.S	$0	$102,290
TouchIT Technologies Koll. Sti	$0	$152,822
TouchIT Education Koll Sti	$0	$58,451
TouchIT Technologies USA LLC	$0	$66 622
Total	$0	$380,185

Service provided by	30.06.2012	30.06.2011

Kamron, Inc.	$175,913	$98,991
Andrew Stuart Brabin	$148,586	$0
ASB Trading	$0	$68,987
Other	$0	$36,372

Total	$324,499	$204,350

8.             INVENTORIES

	30.06.2012	30.31.2011

Trade goods	$32,419	$571,586

Total	$32,419	$571,586

9.             OTHER CURRENT ASSETS

As of June 30, 2012 and June 30, 2011, other receivables comprised of the following:

	30.06.2012	30.06.2011

Prepaid Expense	$0	$4,223

Total	$0	$4,223

10.           NON-CURRENT ASSETS

As of June 30, 2012 and June 30, 2011,  non-currents comprised of the following:

	30.06.2012	30.06.2011

Fully Reporting Public Shell	$400,000	$0
Other	$0	$12,763

Total	$400,000	$12,763

11.           TRADE PAYABLES

As of June 30, 2012 and June 30, 2011, trade payables were comprised of the following:

	30.06.2012	30.06.2011

Trade payables	$153,672	$104,721

Total	$153,672	$104,721

12.           OTHER CURRENT LIABILITIES

As of June 30, 2012 and June 30, 2011, other current liabilities of the following:

	30.06.2012	30.06.2011

Social Security & Withheld Taxes Payable	$10,871	$0
Due to personnel	$0	$0
Accrued Expenses	$0	$0
Advances received	$0	$0
Other Liabilities	$36,389	$68,463

Total	$47,260	$68,463

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

	30.06.2012	30.06.2011

Reserve for Employment Termination	$0	$0

Total	$0	$0

14.           CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at June 30, 2012 and 2011 is comprised of the following:

	30.06.2012	30.06.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	23,610,000	16,110,000
Ronald George Murphy	23,610,000	16,110,000
Recep Tanisman	0	16,110,000

Total Insider Holdings	47,220,000	48,330,000
Total Outstanding	74,189,419	64,549,419

15.           SALES

The composition of sales by principal for the periods ended June 30, 2012 and 2011 can be summarized as follows:

	30.06.2012	30.06.2011

CleverBoard	$31,925	$337,124
Document Camera	$1,824	$0
Electronic Parts	$0	$416,336
LCD Duo 32"	$2,998	$0
LCD Duo 42"	$15,343	$0
LCD Duo 55"	$56,782	$0
LCD Duo 65"	$90,561.74	$0
LCD Duo Pro 55"	$7,998	$0
LCD Duo Pro 65"	$5,999	$0
Stand IWB (Manual)	$5,362	$0
Stand LCD (Man)	$3,521.25	$0
Total Tablet	$2,455	$5,500
TouchIT Board 50"	$2,256	$9,639
TouchIT Board 78"	$127,862	$119,122
TouchIT Board 80"	$53,365	$39,446
TouchIT Board 90"	$41,316	$22,811
TouchIT Fusion 42"	$4,999	$0
TouchIT Fusion 55"	$5,499	$0
TouchIT Stand	$675	$0
Wall Mount 42" 55"	$645	$0
Wall Mount 65" to 70"	$2,985	$0
Voting	$0	$4,738
Other	$41314.01	$6,764
Returns	$0	$(46,613)

	$505,685	$914,867

16.          COST OF SALES

The composition of cost of sales by principal for the periods ended June 30, 2012 and 2011 can be summarized as follows:

	30.06.2012	30.06.2011

Purchases	$353,002	$832,401

Total	$353,002	$832,401

17.          MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended June 30, 2102 and 2011 are summarized as follows:

	30.06.2012	30.06.2011

Marketing and Selling Expenses	$37,458	$427,851

Total	$37,458	$427,851

18.          GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended June 30, 2012 and 2011 are as follows:

	30.06.2012	30.06.2011

General and Administrative Expenses	$165,317	$123,057

Total	$165,317	$123,057

19.          OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years June 30, 2011 and 2012 can be summarized as follows:

	31.06.2012	31.06.2011

Other Income and Expenses	$1,200	$(46,344)

Total	$1,200	$(46,344)

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. However, the main transaction currency is USD, United States Dollar.

Credit risk management

Credit risk refers to the risk that the counterparty will default on its contractual obligations resulting in a financial loss to the company. The Company has adopted a policy of only dealing with creditworthy counterparties. Theny’s exposure and the credit ratings of it counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst approved counterparties.

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

In the past four years, we have designed, manufactured, launched, developed and sold four new products as well as established the business from scratch.

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

Recent Developments

On April 11, 2012, we borrowed Two Hundred Fifty Thousand Dollars ($250,000) (the “Advance”) from Bibby International Trade Finance (the “Lender”) pursuant to a revolving credit facility evidenced by a Master Purchase Agreement with an effective date of April 11, 2012 (the “MPA”).

The MPA evidences a revolving credit facility for the purchase of the Company’s accounts receivable up to the principal amount of $250,000, which subject to Lender approval, may be increased. The outstanding principal amount is due on April 11, 2013.

The Advance is secured by, among other things, (i) the MPA made by and between our Company and the Lender pursuant to which the Borrower has granted a security interest in all of the Borrower's assets to the Lender (the "Security Agreement"), (ii) a personal guaranty and validity guaranty executed by Andrew Brabin, Chief Executive Officer of our Company.

The MPA also includes customary representations and warranties and affirmative and negative covenants, including, among others, payment of certain customary fees and expenses, covenants relating to financial reporting, maintenance of property and insurance, incurrence of liens and/or other indebtedness. The MPA also contains customary provisions for events of default, remedies in circumstances of default, required notices, governing law and jurisdiction of governance.

We have now completed the development and the establishment of a production line in Taiwan for a new range of Interactive LCD products. These products include Interactive LCDs, with and without an embedded PC in sizes from 32” to 82”. The unique feature for the range of LCDs is that they do not require a driver to be installed, nor do they require any form of calibration by the user. These are true plug and play devices. All of these products are full high definition and touch-based and include options of multiple input “multi-touch”. We have also launched the TouchIT Fusion which is six interactive products in one. An Interactive LCD, and Interactive Easel and an Interactive Table. This is a revolutionary product as it takes us into new group collaboration markets.

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

We have continued our efforts of expanding our product line through the K thru 12 markets as well as the higher Educational market. We are working on opportunities in Pennsylvania, Michigan, Mississippi, and higher educational institutions in Upstate NY and NJ.

We have expanded our reseller base with Demco, PCMall.gov, Cascade, US Markerboard and look to expand further into the Canadian and South American marketplaces with several interested parties looking at the TouchIT product lines.

We have had additional interest from the US government on our interactive boards and Interactive LCD. Subsequently, the US Government has purchased sample units of the new TouchIT LCD Duo.

We have targeted the retail marketplace and partnered with the Sales and Marketing Team, Berberian Associates Group covering New England, Florida, Midwest and the South in order to take TouchIT Technologies' product line to the retail, online, educational and enterprise channels. Established for over 30 years, Berberian Associates have a wealth of experience in Sales and Marketing of technology products. They represent a host of brands and have the necessary infrastructure to help grow businesses. Berberian Associates completed sales training on the products and began the product introductions to some of the largest retailers in the USA. Companies that have expressed initial interest are Tech Depot, Tiger Direct and Sam’s Club. We have singed initial vendor agreements with Costco and Sam’s Club. Sam’s Club are currently uploading the products into their online portfolio ready for resale in Q3 2012.

We have signed a vendor agreement with Office Max in the United States of America. Office Max is currently undergoing a training program and the product line is being loaded into their website. We expect Office Max to begin selling the products in September 2012. We have also committed to being in the Office Max Maxi Catalogue which is released in Q4 2012 ready for 2013.

We entered the Australian market place by partnering with Ingram Micro PTY late in 2011. Ingram Micro is currently working on several large projects which encompass both the Interactive Whiteboard and the LCD product lines. Through one of the company’s resellers, our products have been chosen for the Western Australian Government Supply Contract for the next four years. Procurement from which begins in September 2012. This includes both the TouchIT Board and the TouchIT LCD Duo range.

We have signed a new distribution partner for the Italian market place, Satnet SRL. Satnet have now received their initial product and are beginning to sell into the Italian Market.

We have continued our expansion into the Middle East and are currently tendering our product in various government and private tenders. The outcomes of which we expect to be received before the end of calendar year 2012.

We continue to grow in the South African market. We officially launched the TouchIT LCD Duo range of LCD products in July and reseller training will take place in September 2012 in Johannesburg.

We have developed during Q2 a new product called TouchIT WebCast. This product is at final prototype stage and is expected to be launch 1st September 2012 in Europe, with a World-Wide roll-out before the end of the year. TouchIT WebCast is a media presentation system that allows you to stream your synchronized multimedia and video presentations over the Internet from a single location, a lecture theater or boardroom for example. You can then make the presentations available to multiple viewers on cross platform devices either live or on demand anywhere in the world. TouchIT WebCast is a combination of hardware and software that when used in conjunction with our cloud storage and streaming services, allows you to capture, stream and store lectures, training presentations or corporate updates for example.

We will generate revenue from the sale of the Recorder Box, the Cloud Services Package and the Accessories. The accessories are still being finalized and one will be the HD Camera as well as a lapel microphone to enable the Company to offer the complete package. The Cloud Services are an annual subscription so enables the company to have a reoccurring revenue model which we have not had before.

Last, we have undertaken and completed significant research and development of new technologies for a low cost interactive whiteboard. We have launched for the purpose of low cost tenders an Electromagnetic Interactive Whiteboard. This is a low cost product that will enable the Company to compete in large tenders that are particularly price sensitive in markets such as the Middle East.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED JUNE 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	30/06/2011

NET SALES	505,685	914,867
COST OF SALES	353,002	(832,401)
Gross profit	152,683	82,466
MARKETING AND SELLING EXPENSE	37,458	(427,851)
GENERAL AND ADMINISTRATIVE EXPENSES	165,317	(123,057)
Profit from operations	(50,092)	(468,442)
OTHER INCOME AND EXPENSES,net	1,200	(46,344)
FINANCIAL INCOME AND EXPENSES, net	--	(28,433)
Profit Loss before taxation and currency translation gain/(loss)	(48,892)	(605,745)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	(48,892)	(605,745)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(48,892)	(605,745)

NET SALES (REVENUE) – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, revenue has decreased by 45% or by $409,182 from $914,867 to $505,685. This decrease can be attributed firstly, to a slow down in the market due to uncertain budgetary commitments from certain of our customers. Our going forward sales activity reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets for the new Interactive LCD Line. We are also looking to break into the retail market (Business to Business Divisions) of some of the larger retailers in the USA. The introduction of the TouchIT WebCast product in Q3 2012 will also add reoccurring sales revenue to the Company. Our management does anticipate that revenues will continue to grow for the balance of the year due to the LCD product line which represents a much larger value ticket item which will drive revenues higher.

GROSS PROFIT – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, gross profit has increased by $70,217 from $82,466 to $152,683. This is primarily due to the restructuring of the business over the last three quarters and the closure of the Turkish manufacturing facilities. Our management does anticipate gross profits to continue to rise for the balance of the year.

OPERATIONAL PROFIT – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, operational profit has increased from $(123,057) to $(50,092) an increase of $418,350. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/06/2012	30/06/2012

MARKETING AND SELLING EXPENSE	$37,458	$427,851
As a percentage of revenue	7%	47%
GENERAL AND ADMINISTRATIVE EXPENSES	$165,317	$123,057
As a percentage of revenue	33%	4%

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, NET income for the period has increased by $556,853 from $(605,745) to $(48,892). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT JUNE 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2012	30/06/2011

Cash and cash equivalents	15,584	1,239
Trade receivables, net	122,194	5,060
Due from related parties	-	655,135
Due from Shareholders	-	41,955
Inventories	32,419	571,586
Other current assets		4,223

Total current assets	170,196	1,279,198

NON CURRENT ASSETS

Property, plant and equipment,net	2,032	59,530
Intangible assets, net		18,426
Rights		-
Other non current assets	400,000	12,763

Total non current assets	402,032	90,719

TOTAL ASSETS	572,228	1,369,917

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	143,672	104,721
Due to shareholders	-	188,293
Due to related parties	324,499	878,822
Other current liabilities	47,260	68,463

Total current liabilities	525,431	1,240,299

NON CURRENT LIABILITIES
Borrowings	71,841	-
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	750,000

Total non current liabilities	71,841	751,078

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(520,454)	(143,285)
Net income / (loss) for the period	(48,893)	(605,745)

Total shareholders’ equity	(25,044)	(621,460)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	572,228	1,369,917

CURRENT ASSETS – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, total current assets have decreased by 1,109,002 or 87%. This decrease is due to a decrease in its inventory holding moving to a ‘just in time’ supply rather than overstocking which in turn helps cash flow. Monies owed from related parties and from shareholders has also decreased representing a reduction in assets of $697,090

NON-CURRENT ASSETS – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, total non-current assets have increased by $311,313. This is mainly due to the recognition of the value of the Full Reporting Public Shell on the Company’s balance sheet.

TOTAL ASSETS – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, total assets have decreased by $797,689 from $1,369,917 to $572,228. The reason for the decrease in assets can be attributed to the decrease dues from related parties and shareholders and the move of production from Turkey to Taiwan.

CURRENT LIABILITIES – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, total current liabilities have decreased by $714,868 from $1,240,299 to $525,431, a 58% decrease. Trade payables have increased by 27% or $38,951, which can be attributed to the trade credit that is being offered to the Company from the LCD supplier.

NON-CURRENT LIABILITIES - For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011 they have decreased by $679,237 from $751,078 to $71,841. This can be attributed to the Share Purchase Advance brought forward on TouchIT Education’s balance sheet not being shown on TouchIT Technologies Inc now the subsidiary has been closed.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
JUNE 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	30/06/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(48,892)	(605,745)
Prior Period Adjustments	(436,865)
Adjustments to reconcile net income to net cash provided		--
By operating activities:
Depreciation and amortisation	--	14,357
Provision for employee benefit	--	(764)

Changes in operating assets and liabilities
Trade receivables, net	118,674	700,165
Due from shareholders	--	1,047
Due from related parties	--	215,844
Inventories	23,270	(205,944)
Other current assets	--	(3,117)
Other non current assets	--	(3,117)
Trade payables	30,869	(7,640)
Due to shareholders	--	45,912
Due to related parties	--	(184,430)
Other current liabilities	19,870	(4,770)
Share Purchase Advances		--

Net cash generated from (used for) operating activities	(293,074)	(31,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(2,351)
Increase/(decrease) in long-term borrowings	238,574	--
Dividends paid	--	--

Net cash (used for) provided from financing activities	238,574	(2,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(205)	(15,245)
intangible assets		--
Share capital increase		--

Net cash used for investing activities	(205)	(15,245)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(54,705)	(49,317)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	15,584	1,239

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, NET income for the period has increased by $556,853 from $(605,745) to $(48,892). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, NET cash generated for operating activities was $(293,074) compared to $(31,721) which is an increase of $261,353. This can be attributed primarily in the decrease of accrued liabilities which were cancelled following the closure of the Turkish Subsidiaries and a decrease in trade receivables.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH FLOW FROM FINANCING ACTIVITES – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, cash flow from financing activities was $238,574 compared to $(2,351) at June 30, 2011. This is due to an increase in long term borrowings.

CASH POSITION. There was a NET decrease in the cash and cash equivalents of $66,645 from the beginning of the period through June 30, 2012. This change in cash position can be attributed to being normal in course of regular business We generally pay our suppliers on 30 day terms.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following six material weaknesses in our disclosure controls and procedures:

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

(b) Changes in internal control over financial reporting

During the six months ended June 30, 2012, our Company has not made any changes to internal control over financial reporting.

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

Item 6.            Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

101.INS	tucn-20120630.xml XBRL Instance Document

101.SCH	tucn-20120630.xsd XBRL Taxonomy Extension Schema Document

101.CAL	tucn-20120630_cal.xml XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	tucn-20120630_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	tucn-20120630_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	tucn-20120630_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: August 1st 2012