Form 10-Q
period 2012-09-30
TouchIT Technologies, Inc.
filed 2012-11-09
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐                      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,189,419 shares of common stock outstanding as of November 9, 2012.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

TOUCHIT TECHNOLOGIES, INC
REVIEWED FINANCIAL STATEMENTS
(Unaudited)

September 30 2012
and
Comparative Periods

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
100 West Beaver Road
Troy, MI.

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of September 30, 2012, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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

/S/ Edward Richardson Jr., CPA

November 7, 2012

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 30 SEPTEMBER 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/12	31/12/11	30/09/11	31/12/10

Cash and cash equivalents	10,596	70,289	65,974	50,556
Trade receivables, net	216,796	240,867	-	705,225
Due from related parties	-	-	-	863,395
Due from Shareholders	-	-	-	50,585
Inventories	83,783	55,689	107,133	365,643
Other current assets	-	-	-	1,106

Total current assets	311,175	366,845	173,107	2,036,510

NON CURRENT ASSETS

Property, plant and equipment,net	6,930	1,027	230	64,495
Intangible assets, net		-	-	25,145
Rights		-	-	-
Other non current assets	400,000	-	-	3,555

Total non current assets	406,930	1,027	230	93,195

TOTAL ASSETS	718,105	367,872	173,337	2,129,705

CURRENT LIABILITIES
Borrowings	-	-	-	2,351
Trade payables	314,372	181,984	174,355	124,745
Due to shareholders	-	-	-	47,257
Due to related parties	289,449	265,318	265,318	1,145,992
Other current liabilities	81,788	27,390	-	73,233

Total current liabilities	685,609	474,692	439,673	1,393,578

NON CURRENT LIABILITIES
Borrowings	-	250,000	104,917	-
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	1,842
Share purchase advances	-	-	-	750,000

Total non current liabilities	-	250,000	104,917	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	127,570	127,570
Paid in Excess	416,733
Retained earnings	(520,455)	(137,698)	(143,285)	(308,463)
Net income / (loss) for the period	8,647	(346,692)	(355,538)	173,899

Total shareholders’ equity	32,495	(356,820)	(371,253)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	718,105	367,872	173,337	3,138,416

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 SEPTEMBER 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	31/12/2011	30/09/2011	31/12/2010

NET SALES	983,949	1,595,943	1,150,427	3,577,881
COST OF SALES	685,489	(1,341,374)	1,024,118	(2,502,037)
Gross profit	298,460	254,569	126,309	1,075,844
MARKETING AND SELLING EXPENSE	46,382	(578,887)	437,851	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	248,622	(316,528)	279,900	(479,064)
Profit from operations	3,457	(640,847)	(591,442)	92,451
OTHER INCOME AND EXPENSES,net	5,190	294,154	57,876	24,094
FINANCIAL INCOME AND EXPENSES, net	--	--	178,028	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	8,647	(346,692)	(355,538)	60,063
TAXATION CHARGE		--	--	--
Taxation current		--	--	--
Deferred		--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)		--	--	60,063
Net income/(loss) for the year	8,647	(346,692)	(355,538)	105,115
OTHER COMPREHENSIVE INCOME		--	--	--
Total comprehensive income	8,647	(346,692)	(355,538)	165,178

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 30 SEPTEMBER 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	31/12/2011	30/09/2011	31/12/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	8,647	(346,692)	(355,537)	165,178
Prior Period Adjustments	(436,865)
Adjustments to reconcile net income to net cash provided		--	--	--
By operating activities:	(428,218)	6,615	925,145	17,516
Depreciation and amortisation		--	--
Provision for employee benefit		--	--	801

Changes in operating assets and liabilities
Trade receivables, net	24,072	1,378,337	1,619,205	(430,428)
Due from shareholders	--	--	--	(773,544)
Due from related parties	--	--	--	--
Inventories	(28,095)	309,953	258,510	(17,620)
Other current assets	--	1,106	1,335	98,467
Other non current assets	--	--	--	331
Trade payables	156,519	322,557	314,928	54,126
Due to shareholders	--	--	--	54,413
Due to related parties	--	--	--	392,276
Other current liabilities	54,399	(1,241,442)	(1,268,833)	(47,386)
Share Purchase Advances		--	--	750,000

Net cash generated from (used for) operating activities	(221,323)	430,434	569,608	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	166,733	--	--	(8,931)
Increase/(decrease) in long-term borrowings		(501,842)	(646,925)	--
Dividends paid		--	--	--

Net cash (used for) provided from financing activities	166,713	(501,842)	(646,925)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(5,103)	91,141	92,735	(62,304)
intangible assets		--	--	--
Share capital increase		--	--	--

Net cash used for investing activities	(5,103)	91,141	92,735	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(59,693)	19,733	50,556	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	15,418	54,845

CASH AND BANKS AT END OF THE PERIOD	10,596	70,289	65,974	50,556

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Retained Earnings	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(484,389)	$59,914

Net Income	-	-	-	-	-	-	-	-	8,647	8,647

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(36,065)	(36,065)

Balance at September 30, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(511,807)	$32,496

TOUCHIT TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

1.	OPERATIONS OF THE COMPANY:

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

Average number of employees of the Company as of September 30, 2012 was five and September 30, 2011 is five.

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

5.	CASH AND CASH EQUIVALENTS

As of September 30, 2012 and September 30, 2011, cash and cash equivalents comprised were comprised of the following:

	30.09.2012	30.09.2011

Cash on Hand	$0	$0
Banks	10,596	65,974

Total	$10,596	$65,974

6.	TRADE RECEIVABLES

As of September 30, 2012 and September 30, 2011, trade receivables comprised were comprised of the following:

	30.09.2012	30.09.2011

Trade Receivables	$218,796	$0
Provision for doubtful accounts	(2,000)	(0)

Total	$216,796	$0

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.09.2012	30.09.2011

Total	$0	$0

Due from shareholders	30.09.2012	30.09.2011

Total	$0	$0

Due to related parties	30.09.2012	30.09.2011

Kamron, Inc.	$158,413	$159,064
ASB Trading	131,086	106,254

Total	$289,449	$265,318

Due to shareholders	30.09.2012	30.09.2011

Total	$0	$0

Major purchases from related parties	30.09.2012	30.09.2011

Total	$0	$0

Major sales to related parties	30.09.2012	30.09.2011

Total	$0	$0

Service provided by	30.09.2012	30.09.2011

Kamron, Inc.	$158,413	$159,064
ASB Trading	$131,086	106,253

Total	$289,499	$265,317

8.	INVENTORIES

	30.09.2012	30.09.2011

Trade goods	$83,944	$8,760
Advances given for purchases	$0	98,373

Total	$83,944	$107,133

9.	OTHER CURRENT ASSETS

As of September 30, 2012 and September 30, 2011, other receivables comprised of the following:

	30.09.2012	30.09.2011

Prepaid Expense	$0	$0
Advances given to personnel	$0	$0
Total	$0	$0

10.	NON-CURRENT ASSETS

As of September 30, 2012 and September 30, 2011, noncurrent assets comprised of the following:

	30.09.2012	30.09.2011

Fixed Assets	$6,930	$230
Accumulated Depreciation	$0	$0
Other	400,000	0
Total	$406,930	$230

Rights represent the operating licenses obtained from the Under Secretariat of the Prime Ministry for Foreign Trade. The validation date of the license has been extended from 10 to 15 years in 2010.

11.	TRADE PAYABLES

As of September 30, 2012 and September 30, 2011, trade payables were comprised of the following:

	30.09.2012	30.09.2011

Trade payables	$314,372	$174,355

Total	$314,372	$174,355

12.	OTHER CURRENT LIABILITIES

As of September 30, 2012 and September 30, 2011, other current liabilities of the following:

	30.09.2012	30.09.2011
Accrued Payroll	8,127	0
Accrued Expenses	33,414	0
Other Liabilities	40,247	0

Total	$81,788	$0

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at September 30, 2012 and September 30, 2011 is comprised of the following:

	30.09.2012	30.09.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	23,610,000	16,110,000
Ronald George Murphy	23,610,000	16,110,000
Recep Tanisman	0	16,110,000
Total Insider Holdings	$47,220,000	$48,330,000

14.	SALES

The composition of sales by principal for the periods ended September 30, 2012 and September 30, 2011 can be summarized as follows:

	30/09/2012	30/09/2011

Interactive Whiteboards	$371,290	$761,268
Interactive LCD/LEDs	$525,961	$0
Electronic Parts	$0	$416,336
Voting Systems	$0	$4,738
Wireless Tablets	$3,363	$5,500
LCD Components	$0	$615
Others	$86,161	$16,856

Returns (-)	$(2,825)	$(54,886)

Total	$983,949	$1,150,427

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended September 30, 2012 and September 30, 2011 can be summarized as follows:

	30.09.2012	30.09.2011
Beginning inventory of trade goods
Purchases	$685,489	$1,024,118
Ending inventory of trade goods (-)
Total	$685,489	$1,024,118

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended September 30, 2012 and September 30, 2011 are summarized as follows:

	30.09.2012	30.09.2011

Marketing and Selling Expenses	$46,382	$437,851

Total	$46,382	$437,851

17.	GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended September 30, 2012 and September 30, 2011 are as follows:

	30.09.2012	30.09.2011

General and Administrative Expenses	$248,622	$279,900

Total	$248,622	$279,900

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years September 30, 2012 and September 30, 2011 can be summarized as follows:

	30.09.2012	30.09.2011

Other Income	$5,190	$235,904

Total	$5,190	$235,904

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

We are a manufacturer (via 3rd party contract manufacture) of touch based visual communication products for education and corporate worldwide marketplaces. Our mission is to design and manufacture high quality technology products. We manufacture a large range of touch screen and touch board products to suite all types of application from pen input wireless tablets, to large enameled steel touch-sensitive interactive whiteboards, large interactive Liquid Crystal Displays (“LCD”) and large Light Emitting Diode Displays (“LED”). Our products stand out from our competition in terms of our design, functionality and price offering.  Our customers seek our products as they provide them with a different point of entry to the market in terms of price, quality of design and margin. Currently, demand for our products is exceeding our ability to supply.
In the past four years, we have designed, manufactured, launched, developed and sold five new products as well as established the business from scratch.

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

We have now completed the development and the establishment of a production line in Taiwan for a new range of Interactive LCD & LED products. These products include Interactive LCDs, with and without an embedded PC in sizes from 32” to 82” and LEDs from 42” to 80”. The unique feature for the range of LCDs and LEDs is that they do not require a driver to be installed, nor do they require any form of calibration by the user. These are true plug and play devices. All of these products are full high definition and touch-based and include options of multiple input “multi-touch”. We have also launched the TouchIT Fusion which is three interactive products in one. An Interactive LCD, and Interactive Easel and an Interactive Table. This is a revolutionary product as it takes us into new group collaboration markets.

We have seeded units and sold into the United States, Australia and the Middle East for the new LCD product line. The company has received excellent feedback on these models and Management expects that by Quarter 4 2012, the LCD range will be 40% of revenue. The LCD range represents a higher ticket item which will impact revenues positively and also presents a greater margin opportunity which Management believes will have a positive impact on profits.

We have continued our efforts of expanding our product line through the K thru 12 markets as well as the higher Educational market. We are working on opportunities in Pennsylvania, Michigan, Mississippi, and higher educational institutions in Upstate NY and NJ.

We have expanded our reseller base with Demco, PCMall.gov, Cascade, US Markerboard, Touchboards.com and OfficeMax and look to expand further into the Canadian and South American marketplaces with several interested parties looking at the TouchIT product lines.

We have enlisted the services of a new Sales Rep for the USA that will commence activities in Q4 2012. His role will involve the appointment of new resellers through the USA. Coming from the industry, Management is optimistic he will have a positive impact on revenues for Q4 2012 and beyond.

We have had additional interest from the US government on our interactive boards and Interactive LCD. Subsequently, the US Government has purchased sample units of the new TouchIT LCD Duo. This was delivered this quarter and is being installed and trialed.

We have targeted the retail marketplace and partnered with the Sales and Marketing Team, Berberian Associates Group covering New England, Florida, Midwest and the South in order to take TouchIT Technologies' product line to the retail, online, educational and enterprise channels. Established for over 30 years, Berberian Associates have a wealth of experience in Sales and Marketing of technology products. They represent a host of brands and have the necessary infrastructure to help grow businesses. Berberian Associates completed sales training on the products and began the product introductions to some of the largest retailers in the USA. Companies that have expressed initial interest are Tech Depot, Tiger Direct and Sam’s Club. We have singed initial vendor agreements with Costco and Sam’s Club. Sam’s Club are now live with the products in their online portfolio. Initial meetings have also taken place with Staples USA with a look to launch the range in 2013.

We have signed a vendor agreement with Office Max in the United States of America. Office Max underwent a training program and the product line has been loaded into their website. OfficeMax have placed their first orders with TouchIT Technologies and Management expects this business to grow. We have also committed to being in the Office Max Maxi Catalogue which is released in Q4 2012 ready for 2013 as well as putting a demonstration fleet of 46” LED products at their disposal for the US marketplace.

We entered the Australian market place by partnering with Ingram Micro PTY late in 2011. Ingram Micro is currently working on several large projects which encompass both the Interactive Whiteboard and the LCD/LED product lines. Through one of the company’s resellers, our products have been chosen for the Western Australian Government Supply Contract for the next four years. Procurement from which began in September 2012. This includes both the TouchIT Board and the TouchIT LCD Duo range. We have also signed a third party vendor agreement with Dell Australia to allow Dell access to our products.

We have continued our expansion into the Middle East and are currently tendering our product in various government and private tenders. The outcomes of which we expect to be received before the end of calendar year 2012.

We continue to grow in the South African market. We officially launched the TouchIT LCD Duo range of LCD products in July and reseller took place in September 2012 in Johannesburg.

We launched this quarter a new product called TouchIT WebCast. TouchIT WebCast is a media presentation system that allows the streaming of synchronized multimedia and video presentations over the Internet from a single location, a lecture theater or boardroom for example. One can then make the presentations available to multiple viewers on cross platform devices either live or on demand anywhere in the world. TouchIT WebCast is a combination of hardware and software that when used in conjunction with our Cloud Storage and Streaming Services, allows the capture, streaming and storage of lectures, training presentations or corporate updates for example. Our current product line enables the user to present and teach. With the addition of TouchIT WebCast, those same presentations and lessons can be captured, stored and shared with anyone anywhere in the world with an internet connection.

We will generate revenue from the sale of the Recorder Box, the Cloud Services Package and the Accessories. The accessories are still being finalized and one will be the HD Camera as well as a lapel microphone to enable the Company to offer the complete package. The Cloud Services are an annual subscription so enables the company to have a reoccurring revenue stream which has not been available to the company before.

Last, we have undertaken and completed significant research and development of new technologies for a low cost interactive whiteboard. We have launched for the purpose of low cost tenders an Electromagnetic Interactive Whiteboard. This is a low cost product that will enable the Company to compete in large tenders that are particularly price sensitive in markets such as the Middle East and certain parts of Europe.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	30/09/2011

NET SALES	983,949	1,150,427
COST OF SALES	685,489	1,024,118
Gross profit	298,460	126,309
MARKETING AND SELLING EXPENSE	46,382	437,851
GENERAL AND ADMINISTRATIVE EXPENSES	248,622	279,900
Profit from operations	3,457	(591,442)
OTHER INCOME AND EXPENSES,net	5,190	57,876
FINANCIAL INCOME AND EXPENSES, net	--	178,028
Profit Loss before taxation and currency translation gain/(loss)	8,647	(355,538)
TAXATION CHARGE		--
Taxation current		--
Deferred		--
CURRENCY TRANSLATION GAIN/(LOSS)		--
Net income/(loss) for the year	8,647	(355,538)
OTHER COMPREHENSIVE INCOME		--
Total comprehensive income	8,647	(355,538)

NET SALES (REVENUE) – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, revenue has decreased by 14% or by $166,478 from $1,150,427 to $983,949. This decrease can be attributed firstly, to a slow down in the Interactive Whiteboard market due to uncertain budgetary commitments from certain of our customers. Our going forward sales activity reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets for the new Interactive LCD & LED Lines as well as TouchIT WebCast. We are also looking to break into the retail market (Business to Business Divisions) of some of the larger retailers in the USA. The launch of the TouchIT WebCast product will also add reoccurring sales revenue to the Company. Our management does anticipate that revenues will continue to grow for the balance of the year due to the LCD/LED product lines which represents a much larger value ticket item which will drive revenues higher, despite a decrease in Interactive Whiteboard Sales. Management also notes that the Interactive LCD/LED range is a more profitable product line than the Interactive Whiteboards.

GROSS PROFIT – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, gross profit has decreased by $338,629 from $1,024,118 to $685,489. This is primarily due to the restructuring of the business over the last four quarters. Our management does anticipate gross profits to rise for the balance of the year.

OPERATIONAL PROFIT – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, operational profit has decreased from $279,900 to $248,622 an decrease of $31,278. This can be attributed to the decrease in revenues.

	30/09/2012	30/09/2012

MARKETING AND SELLING EXPENSE	$46,382	$437,851
As a percentage of revenue	5%	38%
GENERAL AND ADMINISTRATIVE EXPENSES	$248,622	$279,900
As a percentage of revenue	25%	24%

NET INCOME FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, NET income for the period has increased by $364,185 from $(355,538) to $8,647 This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase, and also the shift in sales to the more profitable LCD/LED product lines.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT SEPTEMBER 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2012	30/09/2011

Cash and cash equivalents	10,596	65,974.00
Trade receivables, net	216,796	-
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	83,783	107,133.00
Other current assets	-	-

Total current assets	311,175	173,107.00

NON CURRENT ASSETS

Property, plant and equipment,net	6,930	230.00
Intangible assets, net		-
Rights		-
Other non current assets	400,000	-

Total non current assets	406,930	230.00

TOTAL ASSETS	718,105	173,337.00

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	314,372	174,355.00
Due to shareholders	-	-
Due to related parties	289,449	265,318.00
Other current liabilities	81,788	-

Total current liabilities	685,609	439,673.00

NON CURRENT LIABILITIES
Borrowings	-	104,917
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	104,917

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Paid in Excess	416,733
Retained earnings	(520,455)	(143,285)
Net income / (loss) for the period	8,647	(355,538)

Total shareholders’ equity	32,495	(371,253)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	718,105	173,337

CURRENT ASSETS – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, total current assets have increased by $138,068. This increase is due to a decrease in its trade receivables.

NON-CURRENT ASSETS – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, total non-current assets have increased by $406,700. This is mainly due to the recognition of the value of the Full Reporting Public Shell on the Company’s balance sheet, as well as a small increase of $6700 in equipment.

TOTAL ASSETS – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, total assets have increased by $544,768 from $173,337 to $718,105. The reason for the increase in assets can be attributed to the increase in trade receivables and current assets as well as the recognition of the value of the Full Reporting Public Shell on the Company’s balance sheet.

CURRENT LIABILITIES – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, total current liabilities have increased by $245,936 from $439,673 to $685,609, a 55% increase. Trade payables have increased by 80% or $140,017, which can be attributed to the trade credit that is being offered to the Company from the LCD/LED supplier.

NON-CURRENT LIABILITIES - For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011 they have decreased by $104,917 from $104,917 to $0. This can be attributed to the company paying off its long term debt and restructuring its line of credit.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
SEPTEMBER 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	30/09/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	8,647	(355,537)
Prior Period Adjustments	(436,865)
Adjustments to reconcile net income to net cash provided		--
By operating activities:	(428,218)	925,145
Depreciation and amortisation		--
Provision for employee benefit		--

Changes in operating assets and liabilities
Trade receivables, net	24,072	1,619,205
Due from shareholders	--	--
Due from related parties	--	--
Inventories	(28,095)	258,510
Other current assets	--	1,335
Other non current assets	--	--
Trade payables	156,519	314,928
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	54,399	(1,268,833)
Share Purchase Advances		--

Net cash generated from (used for) operating activities	(221,323)	569,608

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	166,733	--
Increase/(decrease) in long-term borrowings		(646,925)
Dividends paid		--

Net cash (used for) provided from financing activities	166,713	(646,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(5,103)	92,735
intangible assets		--
Share capital increase		--

Net cash used for investing activities	(5,103)	92,735

NET INCREASE / (DECREASE) IN CASH AND BANKS	(59,693)	50,556

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	15,418

CASH AND BANKS AT END OF THE PERIOD	10,596	65,974

NET INCOME FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, NET income for the period has increased by $364,185 from $(355,538) to $8,647 This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase, and also the shift in sales to the more profitable LCD/LED product lines.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, NET cash generated for operating activities was $(221,323) compared to $569,608 which is an decrease of $790,931. This can be attributed primarily in the decrease of accrued liabilities which were cancelled following the closure of the Turkish Subsidiaries.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business continues to grow.

CASH FLOW FROM FINANCING ACTIVITES – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, cash flow from financing activities was $166,713 compared to $(646,925) at September 30, 2011. This is due to an increase in long term borrowings.

CASH POSITION. There was a NET decrease in the cash and cash equivalents of $59,693 from the beginning of the period through September 30, 2012. This change in cash position can be attributed to being normal in course of regular business. We generally pay our suppliers on 30 day terms.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following nine material weaknesses in our disclosure controls and procedures:

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

(b) Changes in internal control over financial reporting

During the nine months ended September 30, 2012, our Company has not made any changes to internal control over financial reporting.

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

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS tucn-20120930.xml XBRL Instance Document

101.SCH tucn-20120930.xsd XBRL Taxonomy Extension Schema Document

101.CAL tucn-20120930_cal.xml XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF tucn-20120930_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB tucn-20120930_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE tucn-20120930_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: November 9 2012