Form 10-K
period 2012-12-31
TouchIT Technologies, Inc.
filed 2013-03-28
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-151252

TouchIT Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2477977
(State of Incorporation)	(I.R.S. Employer Identification Number)

101 West Big Beaver Road, Suite 1400, Troy, MI 48084
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: 248 764 1084

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of September 28, 2012, the last business day of the registrant’s most recently completed third fiscal quarter, was approximately $268 599.71

The number of shares outstanding of common stock as of March 26, 2012 was 76,064,419.

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

Overview

We design, produce via third party and market touch-based visual communication products. Our mission – the design and manufacture of high quality technology products under the TouchIT Technologies™ brand name. We manufacture a large range of touch screen and touch board products to suit all types of application from small interactive whiteboard displays to large liquid crystal display (“LCD”) touch-screens and Light Emitting Diode (“LED”) displays. To date, our revenues have come primarily from the sale of our Interactive Whiteboard products which we began shipping in 2009 to the worldwide market place. Most of our sales have been of the 78" TouchIT Board and original equipment manufacturer (“OEM”) equivalents that are suitable for use with almost any computer and data projector. However, we are seeing a shift in the marketplace and expect the sales of our LCD and LED products to overtake that of the Interactive Whiteboards as time progresses.

We plan to capitalize on the corporate vertical for boardroom and meeting room applications and also in the education market as there are an estimation of over a billion classrooms in the world that may develop a need for our products. In response to increased demand for interactive LCD displays, we have invested resources to expand our product line to include touch-based LCD/LEDs in 32”, 42", 46”, 55”, 65", 70”, 80” & 82”. We  undertake OEM and original design manufacturer (“ODM”) work for partners all over the world with 3rd party contract manufacturing facilities in Taiwan & China.

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

TouchIT LCD & LED Duo

The TouchIT LCD & LED range of products combine a HD display with IR or Camera Tracking multi-touch technology to create an integrated, large format touch screen finished with a 4mm or 5mm tempered glass for screen protection. The TouchIT LCD & LED range has a very small parallax enabling a much improved user experience when compared to traditional overlay products.

TouchIT Tablet

TouchIT Tablet™ is a Radio Frequency (RF) wireless tablet that enables the user to control his/her computer from a distance with the tablet acting like a mouse.

TouchIT WebCast

TouchIT WebCast is a media presentation system that allows you to stream your synchronized multimedia and video presentations over the Internet from a single location, a lecture theater or boardroom for example. You can then make the presentations available to multiple viewers on cross platform devices either live or on demand anywhere in the world, all accessible from a regular internet browser.

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

Status of New Product or Service

We are currently evaluating new touch technologies such as charge-couple device (“CCD”) image sensors that could be a more cost effective alternative in the future to IR. We are also evaluating new panel manufacturers for the LCD & LED range of products. There has been the appearance of a number of new panel manufacturers in China. This will have the benefit of increased competition so will drive down our raw material costs. Our business strategy is to grow all three main areas of the business in tandem with the overall pursuit and development of new touch-based interactive products.

TouchIT WIS was launched late 2012 and represents the link between cell phones, android and IOS tablets and a large format LED display. The TouchIT WIS allows control of the computer from the LED or indeed from any of the aforementioned devices. Across the world there are BYOD (Bring your Own Device) initiatives in place and Management have seen an increase in the demand for users wanting to combine the use of their cell phone or tablet devices with the LED – TouchIT WIS allows for just that. Management believes that TouchIT WIS is also the world’s first interactive LED to have an embedded access point to connect to cell phones and tablet devices without the need of any third party equipment. There are applications (Apps) on the market that demonstrate similar functionality, but they all rely on third party hardware. Management see that the competitive advantage in the marketplace for TouchIT WIS is that it is totally self-contained. Management expects the demand for TouchIT WIS to continue to grow throughout 2013.

TouchIT WebCast was introduced to the market late in 2012. The idea of this product is to bring together our existing presentation equipment, the IWBs, LCDs and LEDs that allow presenters or teachers to give a visual presentation to a class or an audience. With the addition of TouchIT WebCast, one can now broadcast live or on demand, these same presentations over the Internet. Furthermore, these presentations can then be saved onto the TouchIT Portal and archived for later viewing. All of this can take place with just a few simple clicks of the mouse. Management’s idea with this product is that the world of higher education is changing and that the traditional lecture will cease to be in operation. The benefit of having 200+ students in a lecture theatre listening to a lecturer is debatable. The real value is the smaller tutorial classes where the lecturer can debate the lecture with a smaller more involved group of students. Therefore, with TouchIT WebCast, the lecturer can record or broadcast live the lecture and the students can watch from the comfort of their own home. We see the pre-requisite to the tutorial being that the student has watched the lecture in someway shape or form, whether it be live on the internet or indeed on demand. This is a trend of “distance learning” that is becoming more prevalent in certain markets around the world. This chain of thought can also be applied to the corporate world where travel is increasingly expensive and having groups of executives in the same room for extended periods of training or presentations is costly to a business. TouchIT WebCast removes the need to do this and takes these presentations and training sessions onto the web.

With the addition of these two new products, the Company is positioning itself for more of a “solution sales strategy” rather than a “box-sell sales strategy” for 2013.

In 2013;

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

Fourth, the company is evaluating the addition of a 7-10” Android Tablet device to its product portfolio, which could be sold into its existing retail channels of the desired price point can be met. Initial prototypes have been procured and initial discussions have taken place with customers such as OfficeMax and Ingram Micro.

Fifth, we have added two extra Interactive Whiteboard models to the range to address markets that are particularly price sensitive where we are uncompetitive with the existing TouchIT Board. These are low-cost products and designed for the volume tender business. The TouchIT Board Lite is a touch-based CCD Camera technology product, and the TouchIT EM Board is an electromagnetic board that required a pen input. Management believes that these products will address the price gap the Company currently faces against Far Eastern competition in price sensitive tenders around the world.

Sixth, we will continue to increase the size of our demonstration fleet of equipment that is currently being made available to our USA-based customers to use for their demonstrations to end-users. This facility has been particularly well used by OfficeMax amongst others.

Business Organization

We manage our business on a central basis with all customers being supplied either directly from the third part manufacturing facilities in China and Taiwan, or from our warehouse located in Troy, MI USA.

Markets & Trends In Our Business

Information from FutureSource Consulting Uk ltd.

One Million Interactive Whiteboards and Flat Panel Displays Sales in 2012, Up 15%.

For calendar year 2012, sales of interactive whiteboards and interactive flat panel displays in the education and corporate sectors are up 15% annually, to nearly 1 million displays. The following information provides key highlights from the market report.

The Global Perspective. The total market of display technologies of Interactive whiteboards, Interactive flat panels and Interactive projectors is forecast to reach 1.16 million devices by 2017.  However, the adoption rates of the three products are very different by country and even by region. Futuresource has compared all three technologies in eight regions / countries.

Asia: Best Ever Year for Sales. Asia has, by far, achieved its largest ever quarter, with 69% annual growth.  China, for the first year the biggest country market in the world, attained a significant sales volume. Futuresource expectations are that the huge education tenders will continue. India also experienced a substantial quarter, with more than 100% increase in the year.

EMEA: Strong Growth. EMEA experienced its largest annual of sales, achieving 24% annual growth. Sales in Russia were huge almost doubling their 2011 levels.

UK: First Growth in Seven Years. The UK, ended up with an annual growth of 7%, this is significant as it was after six years of decline, from the peak in 2005. Interactive flat panel displays are starting to take market share from interactive whiteboards and some of the first replacement boards are being purchased, with schools tending to buy the same brands again. Although the BSF (Building Schools for the Future) programme was abandoned there is still significant new school construction due to the rise of academies, as well as substantial rebuilding programmes within existing schools.

The scale of the opportunity in the corporate space is colossal, with over 67 million meeting rooms worldwide - this segment of the corporate market alone is twice the scale of school classrooms. However, there is currently no adoption of any specific product, so the market is open to be taken.  The corporate market is forecast to be the fastest growing sector, increasing to 30% by 2017. This growth will be in the more developed markets like the USA, UK, Germany and Sweden.

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

Despite the competition we face, our Company is in a strong position to capitalize on emergence of Interactive Flat Panels with the new LCD & LED range. The Competition does not have the range of models and sizes that we are able to offer our competitors, which puts the Company in strong position.

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

All our products, including the printed circuit boards (“PCBs”) are assembled or are manufactured by outsourcing partners, primarily in various parts of Asia. The loss of supply from any of these suppliers or vendors, whether temporary or permanent, could materially adversely affect our business and financial condition.

Dependence on one or a few major customers

We recognize that we have a reliance on a few major customers. Most notably, Ingram Micro PTY in the Australia. We do however, expect to increase our customer base in line with our sales plan, strategy and forecast, most notably in the United States of America through key partners such as OfficeMax.

Patents and Trademark Licenses

We do not hold any granted patents or trademarks for our technology. We recognize this does pose a risk to the business in that our products could potentially be copied by third parties.

Environmental Laws

As a third party manufacturer of visual communication products, we have not incurred or have been subject to environmental laws and expenses.

Employees

During the year, we had an average of 5 employees over the 12 month period.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.touchittechnologies.com when such reports are available on the SEC website.

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

WE CURRENTLY HAVE A LIMITED PUBLIC FLOAT HELD BY A LIMITED NUMBER OF PERSONS.

Of our 76,064,419 issued and outstanding shares of common stock, only 28,842,419 shares are presently eligible for resale without further registration by the holders thereof or pursuant to an exemption from registration. In addition, these 28,842,419 shares are presently held by a limited number of shareholders. As a result of the relatively small size of our public float and its initial concentration in the hands of only a few people, the liquidity of the market for our common stock may be both severely limited and subject to high levels of volatility.

Item 1B.   Unresolved Staff Comments.

Not Applicable.

Item 2.   Property.

We do not own any real property.  We rent approximately 50 square meters (m2) of office space in suite 1400 at 101 West Big Beaver Road, Troy, MI.

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

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
March 31, 2012	$0.019	$0.007
June 30, 2012	$0.0122	$0.0034
September 30, 2012	$0.027	$0.0021
December 31, 2012	$0.019	$0.001

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

Record Holders of Our Common Stock

As of December 30, 2012, there were over 500 stockholders of record of our common stock.

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

Interactive Whiteboard World Wide Market Overview

Data compiled by Futuresource Consulting UK Ltd, Report, author - Colin Messenger

One Million Interactive Whiteboards and Flat Panel Displays Sales in 2012, Up 15%.

For calendar year 2012, sales of interactive whiteboards and interactive flat panel displays in the education and corporate sectors are up 15% annually, to nearly 1 million displays. The following information provides key highlights from the market report.

The Global Perspective. The total market of display technologies of Interactive whiteboards, Interactive flat panels and Interactive projectors is forecast to reach 1.16 million devices by 2017.  However, the adoption rates of the three products are very different by country and even by region. Futuresource has compared all three technologies in eight regions / countries.

Asia: Best Ever Year for Sales. Asia has, by far, achieved its largest ever quarter, with 69% annual growth.  China, for the first year the biggest country market in the world, attained a significant sales volume. Futuresource expectations are that the huge education tenders will continue. India also experienced a substantial quarter, with more than 100% increase in the year.

USA: Market Continues Falling. In the USA volumes fell to 27% below 2011, as previously forecast by Futuresource. The education market is expected to continue to drop over the next few years; almost half of K-12 classrooms will have an interactive display and the early models sold into the market are not yet ready for replacement.

EMEA: Strong Growth. EMEA experienced its largest annual of sales, achieving 24% annual growth. Sales in Russia were huge almost doubling their 2011 levels.

UK: First Growth in Seven Years. The UK, ended up with an annual growth of 7%, this is significant as it was after six years of decline, from the peak in 2005. Interactive flat panel displays are starting to take market share from interactive whiteboards and some of the first replacement boards are being purchased, with schools tending to buy the same brands again. Although the BSF (Building Schools for the Future) programme was abandoned there is still significant new school construction due to the rise of academies, as well as substantial rebuilding programmes within existing schools.

The scale of the opportunity in the corporate space is colossal, with over 67 million meeting rooms worldwide - this segment of the corporate market alone is twice the scale of school classrooms. However, there is currently no adoption of any specific product, so the market is open to be taken.  The corporate market is forecast to be the fastest growing sector, increasing to 30% by 2017. This growth will be in the more developed markets like the USA, UK, Germany and Sweden.

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

Company reporting year-end:

Our company uses a calendar year as its fiscal year ending December 31.

Results of Operations for the years ended December 31, 2012 and December 31 2011.

	31/12/2012	31/12/2011

NET SALES	1,287,709	1,595,943
COST OF SALES	885,021	(1,341,374)
Gross profit	402,688	254,569
MARKETING AND SELLING EXPENSE	112,304	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	276,626	(316,528)
Profit from operations	13,758	(640,847)
OTHER INCOME AND EXPENSES,net	4,301	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	18,059	(346,692)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	18,059	(346,692)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	18,059	(346,692)

Net Sales
Net sales for the fiscal year ended December 31, 2012 were $1,287,709, a decrease of approximately $308,234 compared to the net sales for the year ended December 31, 2011. The decrease in our revenues from 2011 to 2012 was due primarily to a market slow down for the Interactive Whiteboard products. Management anticipated this slow down and had already begun the transition to LCD & LED product line where the Company’s focus now lies. The positive side to the product transition is that the LCD & LED are larger ticket items and also more profitable items for the company which will help the bottom line.

Cost of Sales

The cost of sales for the fiscal year ended December 31, 2012 was $885,021 compared to a cost of $1,341,374, for the cost of sales for the fiscal year ended December 31, 2011. The decrease in the cost of sales from 2011 to 2012 was due to the Management’s control on costs and focus on reducing overheads to turn the business round from being loss making to generating a profit in 2012. The percentage of cost of sales against NET sales has decreased by 15% year on year for the last two years. This is also due to Management’s focus on controlling costs.

	31/12/2012	31/12/2011

NET SALES	1,287,709	1,595,943
COST OF SALES	(885,021)	(1,341,374)
As a percentage of sales	69%	84%

Marketing and Selling Expenses
Marketing and selling expenses for the fiscal year ended December 31, 2012 were a cost of $112,304 compared to a cost of $578,887 for the fiscal year ended December 31 2011. Marketing and selling expenses were down 58% from 2011 to 2012, which was primarily due to the aforementioned cost control of management. All unessential marketing spend was cut out of the budget for 2012

General and Administrative Expenses
General and administrative expenses for the fiscal year ended December 31, 2012 were a cost of $276,626, compared to a cost of $316,528 for the fiscal year ended December 31, 2011. General and administrative expenses decreased by 12% or $39,902 from 2011 to 2011. This decrease can be attributed to the maintenance of fixed overheads without the need for further expenditure in this area. Management expects these costs to rise in 2013 as a result of increased sales and thus a need to support these sales from an administrative point of view

	31/12/2012	31/12/2011

MARKETING AND SELLING EXPENSE	(112,304)	(578,887)
As a percentage of revenue	9%	36%
GENERAL AND ADMINISTRATIVE EXPENSES	(276,626)	(316,528)
As a percentage of revenue	21%	20%

Operational Profit
The operational loss for the fiscal year ended December 31, 2012 was $13,758, compared to a loss of $640,847 for the fiscal year ended December 31, 2011. Operational profit has increased by $654,605 from 2011 to 2012. Management has focused on moving the company’s revenue to products that deliver profit such as the LCD & LED range. We have also focused our sales efforts in countries where higher prices thus higher margins are more acceptable. Despite a drop in revenue, profits have improved, as the monthly overhead cost remained the same.

Other Income and Expenses, net
Other Income and Expenses, net has decreased by $289,853 from $294,154 for the fiscal year ended December 31, 2011 to $4,301 for the fiscal year ended December 31, 2012. This decrease can be attributed to the closure of the Turkish Subsidiaries and a subsequent equity gain through the cancellation of debt that the subsidiaries owed to suppliers and related parties that occurred in 2011.

Total Comprehensive Income
Our total comprehensive income has increased by $364,751 from $346,692 loss in 2011 to a $18,059 profit in 2012. This increase can be attributed to the change in direction of sales revenue to products that deliver profit such as the LCD & LED range and the focus on geographic sales efforts in countries where higher prices thus higher margins are more acceptable. Management expects this trend to continue in 2013

CURRENT ASSETS	31/12/2012	31/12/2011

Cash and cash equivalents	6,413	70,289
Trade receivables, net	64,170	240,867
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	111,461	55,689
Other current assets

Total current assets	182,043	366,845

NON CURRENT ASSETS

Property, plant and equipment,net	6,076	1,027
Intangible assets, net		-
Other non current assets	400,000	-

Total non current assets	406,076	1,027

TOTAL ASSETS	588,119	367,872

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	274,352	181,984
Due to shareholders	-	-
Due to related parties	261,499	265,318
Other current liabilities	11,310	27,390

Total current liabilities	547,161	474,692

NON CURRENT LIABILITIES
Borrowings	-	250,000
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	250,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(521,403)	(137,698)
Net income / (loss) for the period	18,058	(346,692)

Total shareholders’ equity	40,958	(356,820)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	588,119	367,872

Cash and Equivalents
Cash and equivalents have decreased by $63,876 from $70,289 for the fiscal year ended December 31, 2011 compared to $6,413 for the fiscal year ended December 31, 2012. We believe a lack of working capital has hindered our growth this year and we are currently evaluating new finance facilities that should be in place in early 2013 to improve our cash situation.

Trade Receivables
Trade receivables for the fiscal year ended December 31, 2012 were $64,170, compared to $240,867 for the fiscal year ended December 31, 2012. Trade receivables have decreased by $176,697 from 2011 to 2012. This is the by-product of decreased revenues but also tighter control on credit in uncertain markets at present.

Related Party Transactions
Related party transactions NET for the fiscal year ended December 31, 2012 were $(261,449) compared to $265,318 for the fiscal year ended December 31, 2011. Related party transactions have decreased. But only by 1%. The related party transactions are the salaries of our directors which remain unpaid due to cash restraints on the company’s finances.

	31/12/2012	31/12/2011

Due from related parties	0	0
Due to related parties	261,449	265,318
NET Amount	(261,449)	(265,318)

Inventories
Inventories for the fiscal year ended December 31, 2012 were $111,461, compared to $55,689 for fiscal year ended December 31, 2011. Inventories have increased from 2011 to 2012 by $55,772 or 100% reflecting our move to holding stock of the LCD & LED models for customers, notably in the USA, where we drop ship to the end user.

	31/12/2012	31/12/2011

Total current assets	588,119	367,872

Trade Payables
Trade payables for the fiscal year ended December 31, 2012 were $274,352, compared to $181,984 for the fiscal year ended December 31, 2011. Trade Payables have increased by 51% or $92,368. This is due to the Company’s decision to move to third party manufacture and the extension of credit terms by the vendors.

Due to Related Parties
Due to related parties have decreased from 2011to 2012 by $3,819 from $265,318 for the fiscal year ended December 31, 2011 to $261,499 for the fiscal year ended December 31, 2012. Current related party transactions are with Kamron Inc which is Ronnie Murphy’s USA Tax entity and ASB Trading, which is Andrew Brabin’s UK Tax entity – both are used for payroll.

	31/12/2012	31/12/2011

Due from related parties	0	0
Due to related parties	261,449	265,318
NET Amount	(261,449)	(265,318)

NET Income
Our NET Income has increased by $364,751 from $346,692 loss in 2011 to a $18,059 profit in 2012. This increase can be attributed to the change in direction of sales revenue to products that deliver profit such as the LCD & LED range and the focus on geographic sales efforts in countries where higher prices thus higher margins are more acceptable. Management expects this trend to continue in 2013

	31/12/2012	31/12/2011

Net income / (loss) for the period	18,059	(346,692)

Liquidity and Capital Resources

	31/12/2012	31/12/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	18,059	(346,692)
Adjustments to reconcile net income to net cash provided	(17,395)	6,615
By operating activities:
Depreciation and amortisation	427	--
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	176,698	1,378,337
Due from shareholders	--	--
Due from related parties	--	--
Inventories	(58,640)	309,953
Other current assets	--	1,106
Other non current assets	--	--
Trade payables	(172,949)	322,557
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	(16,080)	(1,241,442)
Share Purchase Advances	--	--

Net cash generated from (used for) operating activities	(69,880)	430,434

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--
Increase/(decrease) in long-term borrowings	11,499	(501,842)
Dividends paid	--	--

Net cash (used for) provided from financing activities	(506,705)	(501,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(5,495)	91,141
Share capital increase		--

Net cash used for investing activities	(5,495)	91,141

NET INCREASE / (DECREASE) IN CASH AND BANKS	(63,876)	19,733

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	6,413	70,289

NET Income
Our NET Income has increased by $364,751 from $346,692 loss in 2011 to a $18,059 profit in 2012. This increase can be attributed to the change in direction of sales revenue to products that deliver profit such as the LCD & LED range and the focus on geographic sales efforts in countries where higher prices thus higher margins are more acceptable. Management expects this trend to continue in 2013

Net Cash Generated from Operating Activities
For fiscal year ended December 31, 2012, when compared to the same period in 2011, NET cash generated from operating activities was $(69,880) compared to $430,434 for the same period in 2011. This is a decrease of $500,314. This decrease was due to the closure of the Turkish Subsidiaries in 2011 and the subsequent cancellation of the debt that they owed to Recep Tanisman and Emko Emaye which appears in the accounts for 2011.

Cash Flow Used Investing Activities
For fiscal year ended December 31, 2012, when compared to the same period in 2011, there was a NET cash flow decrease of $96,636 from $91,141 to $(5,495). This decrease was due to management controlling and thus reducing capital expenditure throughout 2011.

Cash Position
There was a net decrease in cash and cash equivalents of $63,876 for the beginning and the end of the period from $70,289 at the beginning of the period, to $6,413 for fiscal year ended December 31, 2012. The company’s cash position remains poor but Management is currently seeking to improve this for 2013.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data.

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending December 31, 2012.

Item 9A.  Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Brabin.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the following:

●	establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and
●	assessing the effectiveness of internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our board of directors, management and other personnel. It was designed to provide reasonable assurance to our management, our board of directors and external users regarding the fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,
●
provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
●	establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and
●	assessing the effectiveness of internal control over financial reporting.

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

Item 9B.   Other Information.

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2012 and their present positions.

Name	Age	Position(s) and Office(s) Held
Andrew Stuart Brabin	32	CEO, Chief Financial Officer, and Director, Secretary and Treasurer

Ronald George Murphy	49	Officer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Ronald Murphy has 15+ years of International Sales experience and is the former Head of World-Wide Sales for Zoom Technologies, Virtual Ink and Luidia (the two latter companies being Interactive Whiteboard Manufacturers). Ronald took all three of these companies from the low millions of revenues to the tens of millions in sales revenues in less than 4 years at each company. He also has 9 years experience in the IWB marketplace.

Mr. Murphy is President of World Wide Sales at our Company where he formulates sales strategy, actively seeks new partners, and manages the sales team. Mr. Murphy also has an active role in new product development providing the requirements from feedback he receives from the markets.

Andrew Brabin has 10 years of International Sales experience and is the former Head of European Sales for Luidia, manufacturer of the eBeam IWBs. Aside from a strong technical and product design background, Mr. Brabin is also a multi-linguist. Andrew assumed the role of CEO in October 2011 and was instrumental in the reverse merge transaction detailed in the Form 8K filed with the SEC on the 12th of May 2010.

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

As of December 31, 2012, we have adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics have been posted and may be found on our Company’s website at www.touchittechnologies.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We presently have employment agreements with all of our named executive officers and have established a system of executive compensation. Due to financial constraints typical of those faced by a company in this stage of its growth, we have not paid the officers in full for the year 2012. These costs reside in the related party transactions (as monies owed) of our financial statements. Our Company officers draw on these monies owed when we our in a position to pay them.

As our business and operations expand and mature, we expect to be able to pay our Company officers their monthly compensation in full.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ronald George Murphy, Officer and Director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000
	2011	144,000	0	0	0	0	0	0	144,000
	2012	144,000	0	0	0	0	0	0	144,000

Andrew Stuart Brabin, CEO, CFO and Director	2008 2009 2010	0 0 144,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 144,000
	2011	144,000	0	0	0	0	0	0	144,000
	2012	144,000	0	0	0	0	0	0	144,000

Narrative Disclosure to the Summary Compensation Table

In 2008 and 2009, the officers and directors did not draw salaries and only out of pocket business expenses were paid. Due to financial constraints typical of those faced by a company in this stage of its growth, we have not paid the officers in full for the year 2012. These costs reside in the related party transactions (as monies owed) of our financial statements. Our Company officers draw on these monies owed when we our in a position to pay them.

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

Narrative Disclosure to the Director Compensation Table

Due to financial constraints typical of those faced by a company in this stage of its growth, the company has not paid the officers in full for 2012. These costs reside in the related party transactions (as monies owed) of our financial statements. The company officers draw on these monies owed when the company is in a position to pay them.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans
None.

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of December 31, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 76,064,419 shares of common stock issued and outstanding on December 31, 2012.

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Andrew Brabin, UK	23,610,000	31.04%
Common	Ronald Murphy, USA	23,610,000	31.04%
Common	Total all executive officers and directors	47,220,000	62.08%

Common	5% Shareholders	None	None

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees

2012	$10,000	$	$0	$0
2011	$12,000	$	$0	$0
2010	$16,600	$	$0	$0
2009	$0	$	$0	$0

We did not incur audit costs until 2010 with the preparation for the reverse merger transaction detailed in the Form 8K filed with the SEC on May 12th 2010.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a) Documents Filed. The following documents are filed as part of this Annual Report Form 10-K or incorporated by reference as indicated:

1.           Financial Statements. The financial statements of TouchIT Technologies, Inc.

Report of Independent Registered Public Accounting Firm for TouchIT Technologies, Inc	F-1

TouchIT Technologies, Inc Statement of Financial Position as of December 31, 2012, 2011, 2010 and 2009	F-2

TouchIT Technologies, Inc Statement of Income as of December 31, 2012, 2011, 2010 and 2009	F-3

TouchIT Technologies, Inc Statement of Cash Flow as of December 31, 2012, 2011, 2010 and 2009	F-4

TouchIT Technologies, Inc Statement of Changes in Equity as of December 31, 2012	F-5

Notes to TouchIT Technologies, Inc Financial Statements	F-6

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

* Filed herewith

Edward Richardson Jr., CPA

15565 Northland Drive Suite 508 West

Southfield, MI. 48075

248-559-4514

Independent Auditor's Report

March 22, 2012

Board of Directors

TouchIT Technologies, Inc.
101 West Beaver Road, Suite 1400
Troy, MI. 48084

I have audited the accompanying balance sheet of TouchIT Technologies, Inc. as of December 31, 2012 and the related statements of income, retained earnings, changes in stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material aspects, the statement of financial position of TouchIT Technologies as of December 31, 2012, and the statement of activities, changes in stockholder’s equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Edward Richardson Jr., CPA

TOUCHIT TECHNOLOGIES, INC
BALANCE SHEETS
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011, 2010 AND 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	12/31/2012	12/31/2011	12/31/2010	12/31/2009

Cash and cash equivalents	6,413	70,289	50,556	54,845
Trade receivables, net	64,170	240,867	705,225	274,802
Due from related parties	-	-	863,395	130,594
Due from Shareholders	-	-	50,585	-
Inventories	111,461	55,689	365,643	259,883
Other current assets			1,106	782

Total current assets	182,043	366,845	2,036,510	720,906

NON CURRENT ASSETS
				14,976
Property, plant and equipment,net	6,076	1,027	64,495	29,872
Intangible assets, net		-	25,145	-
Other non current assets	400,000	-	3,555	3,725

Total non current assets	406,076	1,027	93,195	48,573

				-
TOTAL ASSETS	588,119	367,872	2,129,705	769,479

CURRENT LIABILITIES
Borrowings	-	-	2,351	11,282
Trade payables	274,352	181,984	124,745	70,619
Due to shareholders	-	-	47,257	75,584
Due to related parties	261,499	265,318	1,145,992	670,976
Other current liabilities	11,310	27,390	73,233	120,619

Total current liabilities	547,161	474,692	1,393,578	949,080

NON CURRENT LIABILITIES
Borrowings	-	250,000	-	2,321
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	1,842	1,041
Share purchase advances	-	-	750,000	-

Total non current liabilities	-	250,000	751,842	3,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570	127,570	125,500
Retained earnings	(521,403)	(137,698)	(308,463)	(46,285)
Net income / (loss) for the period	18,058	(346,692)	173,899	(262,178)

Total shareholders’ equity	40,958	(356,820)	(7,004)	(182,963)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	588,119	367,872	3,138,416	769,479

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011, 2010 AND 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011	12/31/2010	12/31/2009

NET SALES	1,287,709	1,595,943	3,577,881	2,029,074
COST OF SALES	885,021	(1,341,374)	(2,502,037)	(1,742,047)
Gross profit	402,688	254,569	1,075,844	287,027
MARKETING AND SELLING EXPENSE	112,304	(578,887)	(504,329)	(409,386)
GENERAL AND ADMINISTRATIVE EXPENSES	276,626	(316,528)	(479,064)	(140,121)
Profit from operations	13,758	(640,847)	92,451	(262,480)
OTHER INCOME AND EXPENSES,net	4,301	294,154	24,094	6,621
FINANCIAL INCOME AND EXPENSES, net	--	--	(8,294)	(8,741)
Profit Loss before taxation and currency translation gain/(loss)	18,059	(346,692)	60,063	(264,600)
TAXATION CHARGE	--	--		--
Taxation current	--	--		--
Deferred	--	--		--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	60,063	2,422
Net income/(loss) for the year	18,059	(346,692)	105,115	(262,178)
OTHER COMPREHENSIVE INCOME	--	--		--
Total comprehensive income	18,059	(346,692)	165,178	(262,178)

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	47,220,000	$127,570	$-	$-	47,220,000	$416,733	-	$-	$(484,389)	$59,914

Net Income	-	-	-	-	-	-	-	-	18,059	18,059

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(37,015)	(37,015)

Balance at December 31, 2012	47,220,000	$127,570	$-	$-	47,220,000	$416,733	-	$-	$(503,345)	$40,958

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 31 DECEMBER 2011, 2010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011	12/31/2010	31.12.2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	18,059	(346,692)	165,178	(262,178)
Adjustments to reconcile net income to net cash provided	(17,395)	6,615	--	--
By operating activities:
Depreciation and amortisation	427	--	17,516	17,133
Provision for employee benefit	--	--	801	727

Changes in operating assets and liabilities
Trade receivables, net	176,698	1,378,337	(430,428)	(189,816)
Due from shareholders	--	--	(773,544)	12,258
Due from related parties	--	--		203,282
Inventories	(58,640)	309,953	(17,620)	22,993
Other current assets	--	1,106	98,467	3,896
Other non current assets	--	--	331	(3,725)
Trade payables	(172,949)	322,557	54,126	(272,925)
Due to shareholders	--	--	54,413	30,430
Due to related parties	--	--	392,276	386,729
Other current liabilities	(16,080)	(1,241,442)	(47,386)	95,332
Share Purchase Advances	--	--	750,000

Net cash generated from (used for) operating activities	(69,880)	430,434	67,197	44,136

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--	(8,931)	6,815
Increase/(decrease) in long-term borrowings	11,499	(501,842)	--	(2,797)
Dividends paid	--	--	--

Net cash (used for) provided from financing activities	(506,705)	(501,842)	(8,931)	4,018

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(5,495)	91,141	(62,304)	(17,324)
Share capital increase		--	--	--

Net cash used for investing activities	(5,495)	91,141	(62,304)	(17,324)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(63,876)	19,733	(4,289)	30,830

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	54,845	24,015

CASH AND BANKS AT END OF THE PERIOD	6,413	70,289	50,556	54,845

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

1.	OPERATIONS OF THE COMPANY:

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

Average number of employees of the Company as of December 31, 2012 and December 31, 2011 is five.

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

Description of Business

TouchIT Technologies, Inc is a designer, producer (via 3rd party) and marketer of touch-based visual communication products. The Company manufactures a large range of touch screen and touch board products containing TouchIT's proprietary technology to suit all types of applications, from LCD & LED touch-screens to large interactive whiteboard displays and audience response systems, with applications to several industry segments including education, business, and government. For more information, please visit the Company's Website: www.touchittechnologies.com.

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

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

Revenue recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is terminable, and collectability is reasonably assured. Revenue typically is recognized at the time of shipment. Sales are recorded net of discounts, rebates, and returns.

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
FOR THE PERIOD ENDED DECEMBER 31, 2012

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

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

5.	CASH AND CASH EQUIVALENTS

As of December 31, 2011 and December 30, 2011, cash and cash equivalents comprised were comprised of the following:

	31.12.2012	31.12.2011

Cash on Hand	$0	$0
Banks	$6,413	$70,289

Total	$6,413	$70,289

6.	TRADE RECEIVABLES

As of December 31, 2012 and December 31, 2011, trade receivables comprised were comprised of the following:

	31.12.2012	31.12.2011

Trade Receivables	$66,170	$242,867
Provision for doubtful accounts	$2,000	$2,000

Total	$64,170	$240,867

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.12.2012	31.12.2011

	$0	$0

Total	$0	$0

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

Due from shareholders	31.12.2012	31.12.2011

Andrew Stuart Brabin	$0	$0
Ronald George Murphy	$0	$0

Total	$0	$0

Due to related parties	31.12.2012	31.12.2011

Kamron, Inc.	$144,413	$159,064
ASB Trading	$117,086	$106,254

Total	$261,499	$265,318

Due to shareholders	31.12.2012	31.12.2011

Ronald George Murphy	$0	$0
Andrew Stuart Brabin	$0	$0

Total	$0	$0

Major purchases from related parties	31.12.2012	31.12.2011

Total	$0	$0

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

Major sales to related parties	31.12.2012	31.12.2011

Total	$0	$0

Service provided by	31.12.2012	31.12.2011

Kamron, Inc.	$144,413	$159,064
ASB Trading	$117,086	$106,254

Total	$261,499	$265,318

8.	INVENTORIES

	31.12.2012	31.12.2011

Trade goods	$111,461	$55,689
Advances given for purchases	$0	$0

Total	$111,461	$55,689

9.	OTHER CURRENT ASSETS

As of December 31, 2012 and December 30, 2011, other receivables comprised of the following:

	31.12.2012	31.12.2011

Prepaid Expense	$0	$0
Advances given to personnel	$0	$0

Total	$0	$0

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

10.	NON-CURRENT ASSETS

As of December 31, 2012 and December 31, 2011 non current assets comprised of the following:

	31.12.2012	31.12.2011

Property, Plan and Equipment, net	$6,076	$1,027
Total	$6,076	$1,027

11.	TRADE PAYABLES

As of December 31, 2012 and December 31, 2011, trade payables were comprised of the following:

	31.12.2012	31.12.2011

Suppliers	$274,352	$181,984
Totals	$274,352	$181,984

12.	OTHER CURRENT LIABILITIES

As of December 31, 2012 and December 31, 2011, other current liabilities of the following:

	31.12.2012	31.12.2011

Other Current Liabilities	$11,310	$27,390

Total	$11,310	$27,390

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at December 31, 2012 and 2011 is comprised of the following:

	31.12.2012	31.12.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	23,610,000	16,110,000
Ronald George Murphy	23,610,000	16,110,000
Total	47,220,000	32,220,000

14.	SALES

The composition of sales by principal for the periods ended December 31, 2012 and 2011 can be summarized as follows:

	31.12.2012	31.12.2011

Interactive Whiteboards	$484,063	$1,093,173
Electronic Parts	$0	$416,336
Voting Systems	$0	$4,738
Wireless Tablets	$4,977	$5,500
LCD Components	$0	$615
Interactive LCD/LED	$689,648	$0

Others	$81,961	$75,581
Delivery Income	$29,990	38,871.00
Returns (-)	$(2,930)	$0

Total	$1,287,709	$1,595,943

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended December 31, 2012 and 2011 can be summarized as follows:

	31.12.2012	31.12.2011

Purchases	$802,028	$1,397,063
Ending inventory of trade goods (-)	$0	$(55,689)
Other Expenses	$82,993	$0

Total	$885,021	$1,341,374

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended December 31, 2012 and 2011 are summarized as follows:

	31.12.2012	31.12.2011

Marketing and Selling Expenses	$112,304	$578,887

Total	$112,304	$578,887

17.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended December 31, 2012 and 2011 are as follows:

	31.12.2012	31.12.2011

General and Administrative Expenses	$276,626	$316,528

Total	$276,626	$316,528

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years December 31, 2012 and 2011 can be summarized as follows:

	31.12.2012	31.12.2011

Other Income and Expenses	$4,301	$294,154

Total	$4,301	$294,154

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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
FOR THE PERIOD ENDED DECEMBER 31, 2012

Liquidity risk management

Liquidity risk arises from the fact that the Company may not receive funds from its counterparties at the expected time. This risk is managed by maintaining a balance between  continuity of funding and flexibility through the use of overdrafts and trade receivables.

20.	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for items requiring recording or disclosure in the financial statements.  The evaluation was performed through March 25, 2013, which is the date the financial statement were available to be issued.  Based upon this review, the Company has determined that there were no events which took place that would have a material impact on its financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 TouchIT Technologies, Inc. f.k.a Hotel Management Systems, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer
March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Brabin	CEO, Chief Financial Officer, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 28, 2013
Andrew Brabin

/s/ Ronald George Murphy	Officer and Director	March 28, 2013
Ronald George Murphy