Form 10-Q
period 2013-03-31
TouchIT Technologies, Inc.
filed 2013-05-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 333-151252

TouchIT Technologies, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 West Big Beaver Road, Suite 1400, Troy, MI, 48084, USA

 (Address of Principal Executive Offices) (Zip Code)

248 764 1084

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 228,064,419 shares of common stock outstanding as of May 10, 2013.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

TOUCHIT TECHNOLOGIES, INC
REVIEWED FINANCIAL STATEMENTS
(Unaudited)

March 31 2013
and
Comparative Periods

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
101 West Beaver Road
Suite 1400, Troy, MI. 48084

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of March 31, 2013, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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

/S/ Edward Richardson Jr., CPA

May 10, 2013

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 31 MARCH 2013 & 2012 AND YEARS ENDED 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	31/03/2013	31/12/2012	31/03/2012	31/12/2011

Cash and cash equivalents	40,365	6,413	3,644	70,289
Trade receivables, net	70,256	64,170	97,257	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	101,360	111,461	51,568	55,689
Other current assets			-

Total current assets	211,981	182,043	152,469	366,845

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	6,076	2,832	1,027
Other Assets	-			-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	405,353	406,076	402,832	1,027

TOTAL ASSETS	617,334	588,119	555,301	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	208,597	274,352	234,546	181,984
Due to shareholders	-	-	-	-
Due to related parties	223,499	261,499	342,999	265,318
Other current liabilities	105,844	11,310	38,866	27,390

Total current liabilities	537,941	547,161	616,411	474,692

NON CURRENT LIABILITIES
Borrowings	-	-	380,668	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Share purchase advances	-	-	-	-

Total non current liabilities	-	-	380,668	250,000

COMMITMENTS AND CONTINGENCIES			-

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303	127,570	127,570
Retained earnings	(463,465)	(521,403)	(484,390)	(137,698)
Net income / (loss) for the period	35,430	18,058	(84,958)	(346,692)

Total shareholders’ equity	79,393	40,958	(441,778)	(356,820)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	617,334	588,119	555,301	367,872

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 MARCH 2013 & 2012 AND YEARS ENDED 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/12/2012	31/03/2012	31/12/2011

NET SALES	376,611	1,287,709	219,882	1,595,943
COST OF SALES	267,066	885,021	150,256	(1,341,374)
Gross profit	109,545	402,688	59,626	254,569
MARKETING AND SELLING EXPENSE	6,334	112,304	33,783	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	76,802	276,626	110,801	(316,528)
Profit from operations	26,409	13,758	(84,958)	(640,847)
OTHER INCOME AND EXPENSES,net	9,021	4,301	--	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	35,430	18,059	(84,958)	(346,692)
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	--
Net income/(loss) for the year	35,430	18,059	(84,958)	(346,692)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	35,430	18,059	(84,958)	(346,692)

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 31 MARCH 2013 & 2012 AND YEARS ENDED 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/12/2012	31/03/2012	31/12/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	35,430	18,059	(84,958)	(346,692)
Adjustments to reconcile net income to net cash provided	3,006	(17,395)		6,615
By operating activities:
Depreciation and amortisation	723	427	--	--
Provision for employee benefit	--	--	--	--

Changes in operating assets and liabilities
Trade receivables, net	(6,087)	176,698	143,610	1,378,337
Due from shareholders	--	--	--	--
Due from related parties	--	--	--	--
Inventories	10,100	(58,640)	4,121	309,953
Other current assets	--	--	--	1,106
Other non current assets	--	--	--	--
Trade payables	146,306	(172,949)	130,244	322,557
Due to shareholders	--	--	--	--
Due to related parties	--	--	--	--
Other current liabilities	105,973	(16,080)	11,475	(1,241,442)
Share Purchase Advances		--	--	--

Net cash generated from (used for) operating activities	295,451	(69,880)	204,492	430,434

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--		--
Increase/(decrease) in long-term borrowings	(261,499)	11,499	130,668	(501,842)
Dividends paid	--	--		--

Net cash (used for) provided from financing activities	(261,499)	(506,705)	130,668	(501,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(5,495)	(401,805)	91,141
Share capital increase				--

Net cash used for investing activities	--	(5,495)	(401,805)	91,141

NET INCREASE / (DECREASE) IN CASH AND BANKS	33,952	(63,876)	(66,645)	19,733

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	40,365	6,413	3,644	70,289

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED 31 MARCH 2013
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

						Total
					Retained	Stockholder's
	Common Stock		Paid-in Capital		Earnings	Equity
	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	47,220,000	$127,570	47,220,000	$379,858	$(503,345)	$4,083

Net Income	-	-	-	-	35,430	35,430

Capital Transactions	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	39,880	39,880

Balance at March 31, 2012	47,220,000	$127,570	47,220,000	379,858	$(428,035)	$79,393

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

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

Average number of employees of the Company as of March 31, 2013 was five and March  31, 2012 is five.

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

5.             CASH AND CASH EQUIVALENTS

As of March 31, 2013 and March 31, 2012, cash and cash equivalents comprised were comprised of the following:

	31.03.2013	31.03.2012

Cash on Hand	$0	$0
Banks	$40,365	$3,644

Total	$40,365	$3,644

6.             TRADE RECEIVABLES

As of March 31, 2013 and March 31, 2012, trade receivables comprised were comprised of the following:

	31.03.2013	31.03.2012

Trade Receivables	$70,256	$97,257
Provision for doubtful accounts	(0)	(0)

Total	$70,256	$97,257

7.             RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.03.2013	31.03.2012

Total	$0	$0

Due from shareholders	31.03.2013	31.03.2012

Total	$0	$0

Due to related parties	31.03.2013	31.03.2012

Kamron, Inc.	$125,413	$184,913
ASB Trading	$98,086	$158,086

Total	$223,499	$342,999

Due to Shareholders	31.03.2013	31.03.2012

Total	$0	$0

Major purchases from related parties	31.03.2013	31.03.2012

Total	$0	$0

Major sales to related parties	31.03.2013	31.03.2012

Total	$0	$0

Service provided by	31.03.2013	31.03.2012

Kamron, Inc.	$125,413	$184,913
ASB Trading	$98,085	$158,086

Total	$223,499	$342,999

8.             INVENTORIES

	31.03.2013	31.03.2012

Trade goods	$101,360	$51,568
Advances given for purchases	$0	$0
Finished goods	$0	$0
Other inventories	$0	$0
Provision for damaged slow moving stock	$0	$0

Total	$101,360	$51,568

9.             OTHER CURRENT ASSETS

As of March 31, 2013 and March 31, 2012, other receivables comprised of the following:

	31.03.2013	31.03.2012

Prepaid Expense	$0	$0

Total	$0	$0

10.           NON-CURRENT ASSETS

As of March 31, 2013 and March 31, 2012,  non-currents comprised of the following:

	31.03.2013	31.03.2012

Fully Reporting Public Shell	$400,000	$400,000
Other	$0	$0

Total	$400,000	$400,000

11.           TRADE PAYABLES

As of March 31, 2013 and March 31, 2012, trade payables were comprised of the following:

	31.03.2013	31.03.2012

Trade payables	$208,597	$234,546

Total	$208,597	$234,546

12.           OTHER CURRENT LIABILITIES

As of March 31, 2012 and March 31, 2013, other current liabilities of the following:

	31.03.2013	31.03.2012

Social Security & Withheld Taxes Payable	$11,934	$4,961
Due to personnel	$0	$0
Accrued Expenses	$34,169	$33,905
Advances received	$0	$0
Other Liabilities	$60,721	$0

Total	$105,844	$38,866

13.           RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

The principal assumption is that the maximum liability for each year of service will increase parallel with inflation. Thus, the discount rate applied represents the expected real rate after adjusting for the anticipated effects of future inflation. Consequently, in the accompanying financial statements as at March 31, 2013, the provision has been calculated by estimating the present value of the future probable obligation of the Company arising from the retirement of the employees. The anticipated rate of forfeitures is considered.

	31.03.2013	31.03.2012

Reserve for Employment Termination	$0	$0

Total	$0	$0

14.           CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at March 31, 2013 and 2012 is comprised of the following:

	31.03.2013 Insider Holdings	31.03.2012 Insider Holdings
Andrew Stuart Brabin	16,110,000	16,110,000
Ronald George Murphy	16,110,000	16,110,000

Total Insider Holdings	32,220,000	32,220,000
Total Outstanding	76,064,419	55,839,419

15.           SALES

The composition of sales by principal for the periods ended March 31, 2013 and 2012 can be summarized as follows:

	31.03.2013	31.03.2012

CleverBoard	$0	$17,000
TouchIT EM Board	$46,800	$0
TouchIT Board 50”	$0	$1,270
TouchIT Board 78”	$6,679	$119,502
TouchIT Board 80”	$10,339	$6,823
TouchIT Board 90”	$29072	$32,263
TouchIT Stands	$20,770	$7,568
LCD & LED Products	$249,782	$30,791
TouchIT Document Camera	$1,527	$1,226
TouchIT RF Tablet	$2,803	$825
Others	$8,839	$2,614

Total	$376,611	$219,882

16.           COST OF SALES

The composition of cost of sales by principal for the periods ended March 31, 2013 and 2012 can be summarized as follows:

	31.03.2013	31.03.2012

Purchases	$267,066	$150,256

Total	$267,066	$150,256

17.          MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended March 31, 2013 and 2012 are summarized as follows:

	31.03.2013	31.03.2012

Marketing and Selling Expenses	$6,334	$33,783

Total	$6,334	$33,783

18.           GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended March 31, 2013 and 2012 are as follows:

	31.03.2013	31.03.2012

General and Administrative Expenses	$76,802	$110,801

Total	$76,802	$33,783

19.           OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years March 31, 2013 and 2012 can be summarized as follows:

	31.03.2013	31.03.2012

Other Income and Expenses	$9,021	$0

Total	$9,021	$0

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

COMPANY OVERVIEW

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

The Loan is also evidenced by a revolving note (the “Note”). The Credit Agreement and Note are secured by, among other things, (i) the Security Agreement made by and between our Company and the Lender pursuant to which the Borrower has granted a security interest in all of the Borrower's assets to the Lender (the "Security Agreement"), (ii) a personal guaranty and validity guaranty executed by Andrew Brabin, Chief Financial Officer of our Company, and (iii) a personal guaranty and validity guaranty executed by Recep Tanisman, the then Chief Executive Officer of our Company.

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

On March 1, 2012 we terminated the Credit Agreement with TCA Global Credit Master Fund LLP (“TCA”) by paying off the principal of $250 000. Management decided not to renew the agreement as we were actively seeking a replacement credit facility for the year ahead. The decision to close the credit line from TCA is due to Management’s belief that we were in a position to secure a similar arrangement with another Lender that could provide better rates than TCA. On March 22, 2013 the outstanding Note connected to the Credit Agreement with TCA Global Credit Master Fund LLP was amended to allow the Note Holder to convert all or any part of the outstanding and unpaid principal or interest due from this Note into fully paid and non-assessable shares of common stock (the “Common Stock”) of Borrower, or any shares of capital stock or other securities of Borrower into which the Common Stock shall hereafter be changed or reclassified, at the conversion price of $0.00003 per share (the "Conversion Price"). On April 11, 2012 the company entered into a factoring agreement by means of a Master Purchase Agreement (“MPA”) with Bibby International Trade Finance (“BITF”) for a receivables facility of up to $250 000. The MPA evidences a revolving credit facility in the maximum principal amount of $250,000, which subject to Lender approval may be increased. The MPA details the facility that has no management fees, and initial setup fee of $1000 was paid to BITF and that the Lender must be presented with a minimum of $50 000 of receivables each month in order not to attract a $600 penalty fee. Receivables sold to BITF under the MPA are guaranteed by the Company as well as personally by Andrew Stuart Brabin.

Recent Developments

We have now completed the development and the establishment of a production line in Taiwan for a new range of Interactive LED products. Supply of LCD panels has become challenging as panel manufacturers have sent many models end of life in favor of the LED equivalent. These products include Interactive LEDs, with and without an embedded PC in sizes from 32” to 80”. The unique feature for the range of LEDs is that they do not require a driver to be installed, nor do they require any form of calibration by the user. These are true plug and play devices. All of these products are full high definition and touch-based and include options of multiple input “multi-touch”. We have also launched the TouchIT LED Fusion which is three interactive products in one. An Interactive LED, and Interactive Easel and an Interactive Table. This is a revolutionary product as it takes us into new group collaboration markets. Management believes the LED range of product will give us an advantage in the marketplace as the competition try and catch up with their own development.

We have finished the development of a new range of four point touch models of LED. These models will be launched at the end of Quarter 2. These models have some unique features especially concerning the Apple Macintosh Operating System (“MAC OS”). Traditionally, MAC OS only allows for third party touch screens to operate in single touch mode. However, we have developed a range of LED screens that allow for multi-touch gesture support in MAC OS. Management believes that this new feature will give the Company a unique sales point in the marketplace and will also appeal the growing number of MAC users World-Wide.

We launched and sold into the Australian marketplace a range of IP65 (A standard for all weather, outdoor and sunlight readable products) LCD & LED panels. The Company is able to offer these models in both touch and non-touch formats. Management believes that our niche for this particular product line is the Company’s ability to do small custom design builds of the products for customers that other manufacturers may not entertain. This is a range of products that if successful in the Australian marketplace we will roll out world-wide. The Company has sold these into both private and government entities in Australia for installation in Quarter 2 2013 through our distributor Ingram Micro. We have sold units into the United States, Australia and the Middle East for the new LED product line. The company has received excellent feedback on these models and Management expects that by Quarter 4 2013, the LCD range will be 75% of revenue. The LED range represents a higher ticket item which will impact revenues and also presents a greater margin opportunity which Management believes will have a positive impact on profits.

We have participated in FETC (Florida), TCEA (Texas), and School Dude University (South Carolina) Trade Shows in the United States of America. Management believes that trade show participation is essential marketing an identified that this was an area of the business that needed focus in 2013. The products were well received at these tradeshows and some excellent leads were obtained at district and school system level. Management will continue to focus on this area of the business with space at further trade shows all ready reserved in South Africa, Australia (Integrate 2013) and the United States (ISTI 2013, Texas) for Quarters two and three 2013.

We have trained and equipped with a demonstration fleet of product the external OfficeMax Sales Team. With National coverage, OfficeMax has really focused on the product. Management is happy with the progress of this account. Our products appear in the OfficeMax Maxi Catalogue as well as on the OfficeMax Website. Given the unique aspects of our products compared to the regular OfficeMax offerings, OfficeMax have been using our products as a lead in to new accounts as well as targeting existing customers. OfficeMax revenue spend with the Company has grown throughout quarter one and Management expects them to continue to grow throughout the year. OfficeMax has included the TouchIT Products on the New York State procurement contract and is currently working on several other supply contracts in other States. Management expects to see revenue from these contracts this calendar year. OfficeMax has also introduced the products to the Medical channel and is in discussion for potential roll outs of product to some key Medical institutions.

We continue to expand our Audio Visual and Educational reseller network within the United States. Management believes that regional resellers are key to building a sales channel for the product line.

Internationally, we continue to expand both our resellers and distribution partners. We have expanded into Iraq with the appointment of Adleb Contracting. In Kuwait we have added a new distribution partner GulfNet and in Lebanon, we have appointed education specialist Furnicom. We are currently in discussions with new partners in South America and other parts of the Middle East. Management expects these new partners to have a positive impact on revenues throughout the remainder of 2013 and beyond.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED MARCH 31, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/03/2012

NET SALES	376,611	219,882
COST OF SALES	267,066	150,256
Gross profit	109,545	59,626
MARKETING AND SELLING EXPENSE	6,334	33,783
GENERAL AND ADMINISTRATIVE EXPENSES	76,802	110,801
Profit from operations	26,409	(84,958)
OTHER INCOME AND EXPENSES,net	9,021	--
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	35,430	(84,958)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	35,430	(84,958)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	35,430	(84,958)

NET SALES (REVENUE) – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, revenue has increased by 71% or by $156,729 from $219,882 to $376,611. This increase can be attributed firstly, to an adoption of new reselling partners to sell our product line on an international basis. Our going forward sales activity reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets for the new Interactive LED Line. We now have broken into the retail market (Business to Business Divisions) of some of the larger retailers in the USA. Our management does anticipate that revenues will continue to grow for the balance of the year due to the LED product line which represents a much larger value ticket item which will drive revenues higher.

GROSS PROFIT – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, gross profit has increased by $49,919 from $59,626 to $109,545. This is primarily due to the increase in sales revenue but also in the product type sold. The LED is a higher ticket item with higher margins.

OPERATIONAL PROFIT – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, operational profit has increased from $(84,958) to $ 26,409 an increase of $111,367. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/03/2013	30/03/2012

MARKETING AND SELLING EXPENSE	(6,334)	(33,783)
As a percentage of revenue	2%	15%
GENERAL AND ADMINISTRATIVE EXPENSES	(76,802)	(110,801)
As a percentage of revenue	20%	50%

NET INCOME FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, NET income for the period has increased by $120,388 from $(84,958) to $35,430. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT MARCH 31, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	31/03/2013	31/03/2012

Cash and cash equivalents	40,365	3,644
Trade receivables, net	70,256	97,257
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	101,360	51,568
Other current assets		-

Total current assets	211,981	152,469

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	2,832
Other Assets	-
Other non current assets	400,000	400,000

Total non current assets	405,353	402,832

TOTAL ASSETS	617,334	555,301

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	208,597	234,546
Due to shareholders	-	-
Due to related parties	223,499	342,999
Other current liabilities	105,844	38,866

Total current liabilities	537,941	616,411

NON CURRENT LIABILITIES
Borrowings	-	380,668
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	380,668

COMMITMENTS AND CONTINGENCIES		-

SHAREHOLDERS' EQUITY
Share capital	507,428	127,570
Retained earnings	(463,465)	(484,390)
Net income / (loss) for the period	35,430	(84,958)

Total shareholders’ equity	79,393	(441,778)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	617,334	555,301

CURRENT ASSETS – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, total current assets have increased by $59,512 or 39%. This increase is due to an increase in sales revenue resulting in an increase in inventory holding.

NON-CURRENT ASSETS – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, total non-current assets have increased by $2,521. This is mainly due to the increase of equipment assets on the Company’s balance sheet.

TOTAL ASSETS – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, total assets have increased by $62,033 from $555,301 to $617,334. The reason for the increase in assets can be attributed to the increase in inventory which is directly related to the increase in revenue.

CURRENT LIABILITIES – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, total current liabilities have decreased by $78,470 from $616,411 to $537,941, a decrease of 13%. Trade payables have also decreased by 11% or $25,949 in the same period. This is due to the Company managing its cash flow in a more efficient way.

NON-CURRENT LIABILITIES - For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012 they have decreased by $380,668 from $380,668 to zero. This can be attributed to restructure of the Company’s finances in terms of the receivables line it currently holds with Bibby International.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
MARCH 31, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/03/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	35,430	(84,958)
Adjustments to reconcile net income to net cash provided	3,006
By operating activities:
Depreciation and amortisation	723	--
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	(6,087)	143,610
Due from shareholders	--	--
Due from related parties	--	--
Inventories	10,100	4,121
Other current assets	--	--
Other non current assets	--	--
Trade payables	146,306	130,244
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	105,973	11,475
Share Purchase Advances		--

Net cash generated from (used for) operating activities	295,451	204,492

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--
Increase/(decrease) in long-term borrowings	(261,499)	130,668
Dividends paid	--

Net cash (used for) provided from financing activities	(261,499)	130,668

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(401,805)
Share capital increase

Net cash used for investing activities	--	(401,805)

NET INCREASE / (DECREASE) IN CASH AND BANKS	33,952	(66,645)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	40,365	3,644

NET INCOME FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, NET income for the period has increased by $120,388 from $(84,958) to $35,430. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, NET cash generated for operating activities was $295,451 compared to $204,492 which is a increase of $90,959 or 44%. This can be attributed primarily in the decrease of accrued liabilities.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH POSITION. There was a NET increase in the cash and cash equivalents of $33,952 from the beginning of the period through March 31, 2013. This change in cash position can be attributed to being normal in course of regular business. We generally pay our suppliers on 30 day terms.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level, but we did identify the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2013, our Company has not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

Subsequently, on April 10th 2013 The Company entered into an agreement with Ronald George Murphy to convert debt for services as an Officer and President of World Wide Sales for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $125,413 at March 31, 2013

Subsequently, on April 10th 2013 The Company entered into an agreement with Andrew Stuart Brabin to convert debt for services as Chief Executive Officer for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $98,085 at March 31, 2013

On May 10th 2013, Mr Murphy resigned from the role of Officer and Director at the Company. He will continue to be a consultant to the Company in the role of President of World Wide Sales.

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

101.INS tucn-20130331.xml XBRL Instance Document

101.SCH tucn-20130331.xsd XBRL Taxonomy Extension Schema Document

101.CAL tucn-20130331_cal.xml XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF tucn-20130331_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB tucn-20130331_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE tucn-20130331_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: May 10th 2013