Form 10-Q
period 2013-06-30
TouchIT Technologies, Inc.
filed 2013-08-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐                   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 228,064,419 shares of common stock outstanding as of August 13, 2013.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 6.	Exhibits.	28

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Signature	30

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

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES, INC
BALANCE SHEETS
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2013	30/06/2012	31/12/2012	31/12/2011

Cash and cash equivalents	9,722	15,584	6,413	70,289
Trade receivables, net	201,339	122,194	64,170	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	68,829	32,419	111,461	55,689
Other current assets

Total current assets	279,890	170,196	182,043	366,845

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	2,032	6,076	1,027
Other Assets	-			-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	405,353	402,032	406,076	1,027

TOTAL ASSETS	685,243	572,228	588,119	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	218,517	143,672	274,352	181,984
Due to shareholders	-	-	-	-
Due to related parties	189,499	324,499	261,499	265,318
Other current liabilities	153,808	47,260	11,310	27,390

Total current liabilities	561,824	525,431	547,161	474,692

NON CURRENT LIABILITIES
Borrowings	-	71,841	-	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Share purchase advances	-	-	-	-

Total non current liabilities	-	71,841	-	250,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303	544,303	127,570
Retained earnings	(464,415)	(520,454)	(521,403)	(137,698)
Net income / (loss) for the period	80,406	(48,893)	18,058	(346,692)

Total shareholders’ equity	123,419	(25,044)	40,958	(356,820)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	685,243	572,228	588,119	367,872

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	36/06/2013	30/06/2012	31/12/2012	31/12/2011

NET SALES	800,189	505,685	1,287,709	1,595,943
COST OF SALES	550,489	353,002	885,021	(1,341,374)
Gross profit	249,700	152,683	402,688	254,569
MARKETING AND SELLING EXPENSE	14,717	37,458	112,304	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	163,599	165,317	276,626	(316,528)
Profit from operations	71,384	(50,092)	13,758	(640,847)
OTHER INCOME AND EXPENSES,net	9,021	1,200	4,301	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	80,405	(48,892)	18,059	(346,692)
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	--
Net income/(loss) for the year	80,405	(48,892)	18,059	(346,692)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	80,405	(48,892)	18,059	(346,692)

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2013	30/06/2012	31/12/2012	31/12/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	80,405	(48,892)	18,059	(346,692)
Adjustments to reconcile net income to net cash provided	2,056	(436,865)	(17,395)	6,615
By operating activities:
Depreciation and amortisation	723		427	--
Provision for employee benefit	--	--	--	--

Changes in operating assets and liabilities
Trade receivables, net	(137,169)	118,674	176,698	1,378,337
Due from shareholders	--	--	--	--
Due from related parties	--	--	--	--
Inventories	42,632	23,270	(58,640)	309,953
Other current assets	--	--	--	1,106
Other non current assets	--	--	--	--
Trade payables	133,664	30,869	(172,949)	322,557
Due to shareholders	--	--	--	--
Due to related parties	--	--	--	--
Other current liabilities	142,498	19,870	(16,080)	(1,241,442)
Share Purchase Advances			--	--

Net cash generated from (used for) operating activities	264,808	(293,074)	(69,880)	430,434

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(261,499)	--	--	--
Increase/(decrease) in long-term borrowings		238,574	11,499	(501,842)
Dividends paid	--	--	--	--

Net cash (used for) provided from financing activities	(261,499)	238,574	(506,705)	(501,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(205)	(5,495)	91,141
Share capital increase				--

Net cash used for investing activities	--	(205)	(5,495)	91,141

NET INCREASE / (DECREASE) IN CASH AND BANKS	3,309	(54,705)	(63,876)	19,733

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	9,722	15,584	6,413	70,289

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED 30 JUNE 2013
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	228,064,419	$127,570	$-	$-	228,064,419	$379,858	-	$-	$(503,345)	$4,083

Net Income	-	-	-	-	-	-	-	-	80,404	80,404

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	38,932	38,932

Balance at March 31, 2012	228,064,419	$127,570	$-	$-	228,064,419	379,858	-	$-	$(384,009)	$123,419

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

1.	OPERATIONS OF THE COMPANY:

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

Average number of employees of the Company as of June 30, 2012 was five and June  30, 2013 is five.

Description of Business

TouchIT Technologies, Inc is a designer and manufacturer (via 3rd party) of Interactive Products, namely, Interactive Whiteboards and Interactive LEDs.

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

Taxation

The Company has elected to be treated as a regular “C” corporation; therefore, the corporation, not the stockholders, will pay income taxes.

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

5.	CASH AND CASH EQUIVALENTS

As of June 30, 2013 and June 30, 2012, cash and cash equivalents comprised were comprised of the following:

	30.06.2013	30.06.2012

Cash on Hand	$0	$0
Banks	$9,722	$15,584

Total	$9,722	$15,584

6.	TRADE RECEIVABLES

As of June 30, 2013 and June 30, 2012, trade receivables comprised were comprised of the following:

	30.06.2013	30.06.2012

Trade Receivables	$201,339	$124,194
Provision for doubtful accounts		$(2,000)

Total	$201,339	$122,194

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.06.2013	30.06.2012

Total	$0	$0

Due from shareholders	30.06.2013	30.06.2012

Andrew Stuart Brabin	$0	$0
Ronald George Murphy	$0	$0

Total	$0	$0

Due to related parties	30.06.2013	30.06.2012

Kamron, Inc.	$108,413	$175,913
ASB Trading	$81,086	$148,586

Total	$189,499	$324,499

Due to Shareholders	30.06.2013	30.06.2012

Total	$0	$0

Major purchases from related parties	30.06.2013	30.06.2012

Total	$0	$0

Major sales to related parties	30.06.2013	30.06.2012

Total	$0	$0

Service provided by	30.06.2013	30.06.2012

Kamron, Inc.	$108,413	$175,913
ASB Trading	81,086	148,586

Total	$189,499	$324,499

8.	INVENTORIES

	30.06.2013	30.31.2012

Trade goods	$68,829	$32,419

Total	$68,829	$32,419

9.	OTHER CURRENT ASSETS

As of June 30, 2013 and June 30, 2012, other receivables comprised of the following:

	30.06.2013	30.06.2012

Prepaid Expense	$0	$0

Total	$0	$0

10.	NON-CURRENT ASSETS

As of June 30, 2013 and June 30, 2012, non-currents comprised of the following:

	30.06.2013	30.06.2012

Fully Reporting Public Shell	$400,000	$400,000
Other	0	0

Total	$400,000	$400,000

11.	TRADE PAYABLES

As of June 30, 2013 and June 30, 2012, trade payables were comprised of the following:

	30.06.2013	30.06.2012

Trade payables	$218,517	$143,672

Total	$218,517	$143,672

12.	OTHER CURRENT LIABILITIES

As of June 30, 2013 and June 30, 2012, other current liabilities of the following:

	30.06.2013	30.06.2012

Social Security & Withheld Taxes Payable	$17,444	$10,871
Due to personnel	0	0
Accrued Expenses	0	0
Advances received	0	0
Other Liabilities	$136,364	$36,389

Total	$153,808	$47,260

13.	RESERVE FOR EMPLOYMENT TERMINATION BENEFITS

	30.06.2013	30.06.2012

Reserve for Employment Termination	$0	$0

Total	$0	$0

14.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at June 30, 2013 and 2012 is comprised of the following:

	30.06.2012	30.06.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	68,610,000	23,610,000
Ronald George Murphy	68,610,000	23,610,000

Total Insider Holdings	137,220,000	47,220,000
Total Outstanding	228,064,419	74,189,419

On April 10th 2013 The Company entered into an agreement with Ronald George Murphy to convert debt for services as an Officer and President of World Wide Sales for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $108,413 at June 30, 2013

On April 10th 2013 The Company entered into an agreement with Andrew Stuart Brabin to convert debt for services as Chief Executive Officer for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $81,086 at June 30, 2013

15.	SALES

The composition of sales by principal for the periods ended June 30, 2013 and 2012 can be summarized as follows:

	30.06.2013	30.06.2012

CleverBoard	$-	$31,925
Document Camera	$2,340	$1,824
LCD Duo 32"	$-	$2,998
LCD Duo 42"	$18,840	$15,343
LCD Duo 55"	$18,068	$56,782
LCD Duo 65"	$21,622	$90,562
LCD Duo Pro 55"	$9,998	$7,998
LCD Duo Pro 65"	$18,069	$5,999
LCD Duo Pro 42"	$3,820	$-
LCD Duo 82"	$13,299	$-
LED Duo 46"	$85,690	$-
LED Duo 55"	$71,345	$-
LED Duo 65"	$115,568	$-
LED Duo 70"	$24,800	$-
LED Duo 80"	$31,799	$-
Total Tablet	$4,064	$2,455
TouchIT Board 50"	$-	$2,256
TouchIT Board 78"	$22,405	$127,862
TouchIT Board 80"	$22,331	$53,365
TouchIT Board 90"	$110,137	$41,316
TouchIT Fusion 42"	$6,399	$4,999
TouchIT Fusion 55"	$11,050	$5,499
Stands & Mounts	$27,657	$13,188
IP Products	$63,940	$-
TouchIT EM Board	$46,800	$-
Other	$52,147	$41,314
Returns	$(1,999)	$-

	$800,189	$505,685

16.	COST OF SALES

The composition of cost of sales by principal for the periods ended June 30, 2013 and 2012 can be summarized as follows:

	30.06.2013	30.06.2012

Purchases	$550,489	$353,002

Total	$550,489	$353,002

17.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended June 30, 2103 and 2012 are summarized as follows:

	30.06.2013	30.06.2012

Marketing and Selling Expenses	$14,717	$37,458

Total	$14,717	$37,458

18.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended June 30, 2013 and 2012 are as follows:

	30.06.2013	30.06.2012

General and Administrative Expenses	$163,599	$165,317

Total	$163,599	$165,317

19.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years June 30, 2013 and 2012 can be summarized as follows:

	30.06.2013	30.06.2012

Other Income and Expenses	$9,021	$1,200

Total	$9,021	$1,200

20.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

The MPA evidences a revolving credit facility for the purchase of the Company’s accounts receivable up to the principal amount of $250,000, which subject to Lender approval, may be increased. The outstanding principal amount is due on April 11, 2013. This facility was renewed for a further year on April 11, 2013.

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

We have finished the development of a new range of four point touch models of LED. These models were launched at the beginning of the quarter. These models have some unique features especially concerning the Apple Macintosh Operating System (“MAC OS”). Traditionally, MAC OS only allows for third party touch screens to operate in single touch mode. However, we have developed a range of LED screens that allow for multi-touch gesture support in MAC OS. Management believes that this new feature will give the Company a unique sales point in the marketplace and will also appeal the growing number of MAC users World-Wide. These models are now sold in all our markets world-wide.

TouchIT has been awarded with the CTICK standard mark for its range of LED product in Australia. After several weeks of testing the standard can now be applied to its products. Furthermore, the product has also been approved for governmental use during the same testing procedure. Management believes that this will give the Company a competitive advantage in governmental tenders where the competition does not have such suitability certification.

We launched and sold into the Australian marketplace a range of IP65 (A standard for all weather, outdoor and sunlight readable products) LCD & LED panels. The Company is able to offer these models in both touch and non-touch formats. Management believes that our niche for this particular product line is the Company’s ability to do small custom design builds of the products for customers that other manufacturers may not entertain. This is a range of products that if successful in the Australian marketplace we will roll out world-wide. The Company has sold these into both private (Perth International Rugby Stadium) and government (Western Australian Government) entities in Australia and these were installed in Quarter 2 2013 through our distributor Ingram Micro. There is an increase in demand for this kind of product in Australia and Management believes we will look to expand this category later in the year.

We have sold units into the United States, Australia and the Middle East for the new LED product line. The company has received excellent feedback on these models and Management expects that by Quarter 4 2013, the LED range will be 75% of revenue. The LED range represents a higher ticket item which will impact revenues and also presents a greater margin opportunity which Management believes will have a positive impact on profits.

With our partner DEMCO, we participated in the American Library Association show in Chicago 27th June 2nd July. Management believes that we will continue to see continued revenues from Demco. Demco is currently waiting to take delivery of an order which is destined for the Madison, WI Public Library System.

Sales of TouchIT WIS continue to increase. TouchIT WIS TouchIT "WIS" (Wireless Interactive Screen, pronounced "WIZ") is a wireless presentation system. TouchIT "WIS" allows a group of students in a class or business professionals in a meeting room to take turns in presenting from their Windows or MAC computer or even a mobile device, which are connected wirelessly to the TouchIT LED Duo transmitting in full HD. The increase of Bring Your Own Device (BYOD) initiatives is proving that there is a strong market for this variant of the TouchIT LED product line.

With our partner Shiffler Inc, we participated in School Dude University in Myrtle Beach SC, USA. This mini-tradeshow event gave the Company some prestigious exposure amongst the attendees of the event, as corporate sponsorship is limited to a select few.

At the request of the Apple Division at Ingram Micro Australia, we participated in the Apple Mobility Roadshow. This was a series of events in Brisbane, Melbourne, and Sydney where we showcased our 4 point touch LED and the gesture support that it has under the MAC operating system. This was the first outing for this product and the feedback that we received from the specialist MAC resellers was encouraging. Management believes that this will lead to revenue being recognized in Q3 as a direct result of this event.

We participated in the ISTE Trade Show in San Antonio TX, USA in July. This is the Company’s main educational trade show event for the year. The Company’s exhibition booth was focused around the LED product range where we displayed 4 stations of LED along with the Fusion. We received over 100 leads from the show that Management believes will generate revenue for the company in Q3 2013.

The Company is finalizing a new Digital Signage product that it will launch in Q3 2013. This product will comprise of a standalone player and signage software. The Company has been receiving a number of requests for such a product. The product will be unique in that it will be able to cater for all types of digital signage, moreover touch and non-touch applications with the same piece of software. This is something that most of the competition do not cater for. The go to market strategy for this new product will be to target both the touch and non-touch applications. Therefore, this product will take us into a different vertical market of signage which Management believes will become a revenue stream for the Company by Q4 2013.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED JUNE 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	36/06/2013	30/06/2012

NET SALES	800,189	505,685
COST OF SALES	550,489	353,002
Gross profit	249,700	152,683
MARKETING AND SELLING EXPENSE	14,717	37,458
GENERAL AND ADMINISTRATIVE EXPENSES	163,599	165,317
Profit from operations	71,384	(50,092)
OTHER INCOME AND EXPENSES,net	9,021	1,200
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	80,405	(48,892)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	80,405	(48,892)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	80,405	(48,892)

NET SALES (REVENUE) – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, revenue has increased by 58% or by $294,504 from $505,685 to $800,189. This increase can be attributed to a change in strategy by Management. Our going forward sales activity reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets for the new Interactive LED Line. Our management does anticipate that revenues will continue to grow for the balance of the year due to the LED product line which represents a much larger value ticket item which will drive revenues higher and the current back order that the Company has built up.

GROSS PROFIT – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, gross profit has increased by $97,017 from $152,683 to 249,700. This is primarily due to the restructuring of the business over the last year and the focus on the more profitable LED product line. Our management does anticipate gross profits to continue to rise for the balance of the year.

OPERATIONAL PROFIT – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, operational profit has increased from $(50,092) to $71,384 an increase of $121,476. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/06/2013	30/06/2012

MARKETING AND SELLING EXPENSE	$14,717	$37,458
As a percentage of revenue	2%	7%
GENERAL AND ADMINISTRATIVE EXPENSES	$37,458	$165,317
As a percentage of revenue	5%	33%

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, NET income for the period has increased by $129,297 from $(48,892) to $80,405. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT JUNE 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2013	30/06/2012

Cash and cash equivalents	9,722	15,584
Trade receivables, net	201,339	122,194
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	68,829	32,419
Other current assets

Total current assets	279,890	170,196

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	2,032
Other Assets	-
Other non current assets	400,000	400,000

Total non current assets	405,353	402,032

TOTAL ASSETS	685,243	572,228

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	218,517	143,672
Due to shareholders	-	-
Due to related parties	189,499	324,499
Other current liabilities	153,808	47,260

Total current liabilities	561,824	525,431

NON CURRENT LIABILITIES
Borrowings	-	71,841
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	71,841

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303
Retained earnings	(464,415)	(520,454)
Net income / (loss) for the period	80,406	(48,893)

Total shareholders’ equity	123,419	(25,044)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	685,243	572,228

CURRENT ASSETS – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, total current assets have increased by $109,694 or 64%. This increase is primarily due to an increase in Trade Receivables which have increased by 65% when compared to the same period in 2012.

NON-CURRENT ASSETS – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, total non-current assets have increased by $3,321 or 1%. This is mainly due to a small increase in fixed assets on the Company’s balance sheet.

TOTAL ASSETS – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, total assets have increased by $113,015 or 20% from $572,228 to $685,243. The reason for the increase in assets is primarily due to an increase in Trade Receivables which have increased by 65% when compared to the same period in 2012.

CURRENT LIABILITIES – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, total current liabilities have increased by $36,393 from $525,431 to $561,824, a 7% increase. Trade payables have increased by 52% or $74,845, which can be attributed to the trade credit that is being offered to the Company from the LED supplier.

NON-CURRENT LIABILITIES - For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012 they have decreased by $71,841 from $71,841 to zero. This can be attributed to a reduction in Company borrowings.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
JUNE 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2013	30/06/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	80,405	(48,892)
Adjustments to reconcile net income to net cash provided	2,056	(436,865)
By operating activities:
Depreciation and amortisation	723
Provision for employee benefit	--	--
		--
Changes in operating assets and liabilities
Trade receivables, net	(137,169)	118,674
Due from shareholders	--	--
Due from related parties	--	--
Inventories	42,632	23,270
Other current assets	--	--
Other non current assets	--	--
Trade payables	133,664	30,869
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	142,498	19,870
Share Purchase Advances

Net cash generated from (used for) operating activities	264,808	(293,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(261,499)	--
Increase/(decrease) in long-term borrowings		238,574
Dividends paid	--	--

Net cash (used for) provided from financing activities	(261,499)	238,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(205)
Share capital increase

Net cash used for investing activities	--	(205)

NET INCREASE / (DECREASE) IN CASH AND BANKS	3,309	(54,705)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	9,722	15,584

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, NET income for the period has increased by $129,297 from $(48,892) to $80,405. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, NET cash generated for operating activities was $264,808 compared to $(293,074) which is an increase of $557,882. This can be attributed primarily in the increase of credit from Trade Payables and Other Liabilities.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH FLOW FROM FINANCING ACTIVITES – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, cash flow from financing activities was $(261,499) compared to $238,574 at June 30, 2012. This was due to the restructuring of our credit lines and the switch from TCA’s structure to that of our current Lender BITF.

CASH POSITION. There was a NET decrease in the cash and cash equivalents of $5862 from the beginning of the period through June 30, 2013. This change in cash position can be attributed to being normal in course of regular business We generally pay our suppliers on 30 day terms and as a business, remain to be cash poor with low cash reserves.

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

(b) Changes in internal control over financial reporting

During the six months ended June 30, 2013, our Company has not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

On August 5th 2013, pursuant to the Advance from Bibby International Trade Finance, the Lender, the Lender agreed to increase the MPA from $250,000 to $500,000. All other terms of the MPA remained unchanged. Management requested this increase in order to capitalize on sales that will be recognized in Quarter 3 2013.

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

On April 10th 2013 The Company entered into an agreement with Ronald George Murphy to convert debt for services as an Officer and President of World Wide Sales for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $108,413 at June 30, 2013

On April 10th 2013 The Company entered into an agreement with Andrew Stuart Brabin to convert debt for services as Chief Executive Officer for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $81,086 at June 30, 2013

Item 6.    Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	tucn-20130630.xml XBRL Instance Document

101.SCH	tucn-20130630.xsd XBRL Taxonomy Extension Schema Document

101.CAL	tucn-20130630_cal.xml XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	tucn-20130630_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	tucn-20130630_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	tucn-20130630_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
101 West Beaver Road
Suite 1400, Troy, MI. 48084

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of June 30, 2013, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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

August 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: August 13th 2013