Form 10-K/A
period 2012-12-31
TouchIT Technologies, Inc.
filed 2013-11-13
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment Number 2

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

Company reporting year-end:

Our company uses a calendar year as its fiscal year ending December 31.

Results of Operations for the years ended December 31, 2012 and December 31 2011.

	31/12/2012	31/12/2011

NET SALES	1,287,709	1,595,943
COST OF SALES	885,021	(1,341,374)
Gross profit	402,688	254,569
MARKETING AND SELLING EXPENSE	112,304	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	276,626	(316,528)
Profit from operations	13,758	(640,847)
OTHER INCOME AND EXPENSES, net	4,301	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	18,059	(346,692)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	18,059	(346,692)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	18,059	(346,692)

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

CURRENT ASSETS	31/12/2012	31/12/2011

Cash and cash equivalents	6,413	70,289
Trade receivables, net	64,170	240,867
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	111,461	55,689
Other current assets

Total current assets	182,043	366,845

NON CURRENT ASSETS

Property, plant and equipment, net	6,076	1,027
Intangible assets, net		-
Other non current assets	400,000	-

Total non current assets	406,076	1,027

TOTAL ASSETS	588,119	367,872

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	274,352	181,984
Due to shareholders	-	-
Due to related parties	261,499	265,318
Other current liabilities	11,310	27,390

Total current liabilities	547,161	474,692

NON CURRENT LIABILITIES
Borrowings	-	250,000
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	250,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(521,403)	(137,698)
Net income / (loss) for the period	18,058	(346,692)

Total shareholders’ equity	40,958	(356,820)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	588,119	367,872

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

Item 9A.  Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012 based on the COSO Evaluation Framework. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Andrew Brabin.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective at the reasonable assurance level, but we did identify the material weaknesses described below.

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

* Filed herewith

Edward Richardson Jr., CPA

15565 Northland Drive Suite 508 West

Southfield, MI. 48075

248-559-4514

Independent Auditor's Report

March 22, 2012

Board of Directors

TouchIT Technologies, Inc.
101 West Beaver Road, Suite 1400
Troy, MI. 48084

I have audited the accompanying balance sheets of TouchIT Technologies, Inc. as of December 31, 2012 and 2011 and the related statements of income, retained earnings, changes in stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material aspects, the statement of financial position of TouchIT Technologies as of December 31, 2012 and 2011 and the statement of activities, changes in stockholder’s equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Edward Richardson Jr., CPA

TOUCHIT TECHNOLOGIES, INC
BALANCE SHEETS
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011
CURRENT ASSETS

Cash and cash equivalents	6,413	70,289
Trade receivables, net	64,170	240,867
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	111,461	55,689
Other current assets

Total current assets	182,043	366,845

NON CURRENT ASSETS

Property, plant and equipment, net	6,076	1,027
Intangible assets, net		-
Other non current assets	400,000	-

Total non current assets	406,076	1,027

TOTAL ASSETS	588,119	367,872

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	274,352	181,984
Due to shareholders	-	-
Due to related parties	261,499	265,318
Other current liabilities	11,310	27,390

Total current liabilities	547,161	474,692

NON CURRENT LIABILITIES
Borrowings	-	250,000
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	250,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(521,403)	(137,698)
Net income / (loss) for the period	18,058	(346,692)

Total shareholders’ equity	40,958	(356,820)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	588,119	367,872

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011

NET SALES	1,287,709	1,595,943
COST OF SALES	885,021	(1,341,374)
Gross profit	402,688	254,569
MARKETING AND SELLING EXPENSE	112,304	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	276,626	(316,528)
Profit from operations	13,758	(640,847)
OTHER INCOME AND EXPENSES, net	4,301	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	18,059	(346,692)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	18,059	(346,692)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	18,059	(346,692)

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
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011
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
November 13, 2013

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