Form 10-Q/A
period 2013-06-30
TouchIT Technologies, Inc.
filed 2013-11-13
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A
Amendment Number 2

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

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES, INC
   BALANCE SHEETS
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2013	31/12/2012	30/06/2012	31/12/2011

Cash and cash equivalents	9,722	6,413	15,584	70,289
Trade receivables, net	201,339	64,170	122,194	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	68,829	111,461	32,419	55,689
Other current assets

Total current assets	279,890	182,043	170,196	366,845

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	6,076	2,032	1,027
Other Assets	-			-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	405,353	406,076	402,032	1,027

TOTAL ASSETS	685,243	588,119	572,228	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	218,517	274,352	143,672	181,984
Due to shareholders	-	-	-	-
Due to related parties	189,499	261,499	324,499	265,318
Other current liabilities	153,808	11,310	47,260	27,390

Total current liabilities	561,824	547,161	525,431	474,692

NON CURRENT LIABILITIES
Borrowings	-	-	71,841	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Share purchase advances	-	-	-	-

Total non current liabilities	-	-	71,841	250,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303	544,303	127,570
Retained earnings	(464,415)	(521,403)	(520,454)	(137,698)
Net income / (loss) for the period	80,406	18,058	(48,893)	(346,692)

Total shareholders’ equity	123,419	40,958	(25,044)	(356,820)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	685,243	588,119	572,228	367,872

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED 30 JUNE 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	3 Months Ended June 30 2013	3 Months Ended June 30 2012	6 Months Ended June 30 2013	6 Months Ended June 30 2012

NET SALES	423,578	285,803	800,189	505,685
COST OF SALES	283,423	202,746	550,489	353,002
Gross profit	140,155	93,057	249,700	152,683
MARKETING AND SELLING EXPENSE	8,383	3,675	14,717	37,458
GENERAL AND ADMINISTRATIVE EXPENSES	86,797	54,516	163,599	165,317
Profit from operations	44,975	34,866	71,384	(50,092)
OTHER INCOME AND EXPENSES,net	--	1,200	9,021	1,200
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	44,975	36,066	80,405	(48,892)
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	--
Net income/(loss) for the Period	44,975	36,066	80,405	(48,892)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	44,975	36,066	80,405	(48,892)

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	6 Months Ended June 30 2013	6 Months Ended June 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	80,405	(48,892)
Adjustments to reconcile net income to net cash provided	2,056	(436,865)
By operating activities:
Depreciation and amortisation	723
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	(137,169)	118,674
Due from shareholders	--	--
Due from related parties	--	--
Inventories	42,632	23,270
Other current assets	--	--
Other non current assets	--	--
Trade payables	133,664	30,869
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	142,498	19,870
Share Purchase Advances

Net cash generated from (used for) operating activities	264,808	(293,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(261,499)	--
Increase/(decrease) in long-term borrowings		238,574
Dividends paid	--	--

Net cash (used for) provided from financing activities	(261,499)	238,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(205)
Share capital increase

Net cash used for investing activities	--	(205)

NET INCREASE / (DECREASE) IN CASH AND BANKS	3,309	(54,705)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	9,722	15,584

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED JUNE 30, 2013 AND 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	228,064,419	$127,570	$-	$-	228,064,419	$379,858	-	$-	$(503,345)	$4,083

Net Income	-	-	-	-	-	-	-	-	80,404	80,404

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	38,932	38,932

Balance at June 30, 2013	228,064,419	$127,570	$-	$-	228,064,419	379,858	-	$-	$(384,009)	$123,419

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	55,839,419	$127,570	$-	$-	55,839,419	$416,733	-	$-	$(484,389)	$59,914

Net Income	-	-	-	-	-	-	-	-	(48,893)	(48,893)

Capital Transactions	18,350,000	-	-	-	18,350,000	-	-	-	(36,065)	(36,065)

Prior Period Adjustments	-	-	-	-	-	-	-	-	-	-

Balance at June 30, 2012	228,064,419	$127,570	$-	$-	74,189,419	$416,733	-	$-	$(569,347)	$(25,044)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level, but we did identify the material weaknesses described below.

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

101.DEF tucn-20130630_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB tucn-20130630_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE tucn-20130630_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
101 West Beaver Road
Suite 1400, Troy, MI. 48084

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of June 30, 2013 and 2012, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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
Andrew Brabin Chief Executive Officer Dated: November 13, 2013