Form 10-Q
period 2013-09-30
TouchIT Technologies, Inc.
filed 2013-11-14
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 228,864,419 shares of common stock outstanding as of November 13, 2013.

TOUCHIT TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES, INC
   BALANCE SHEETS
FOR THE PERIODS ENDED 30 SEPTEMBER 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2013	31/12/2012	30/09/2012	31/12/2011
CURRENT ASSETS

Cash and cash equivalents	95,717	6,413	10,596	70,289
Trade receivables, net	440,309	64,170	216,796	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	51,112	111,461	83,783	55,689
Prepaid Inventory	28,000		-

Total current assets	615,138	182,043	311,175	366,845

NON CURRENT ASSETS

Property, plant and equipment, net	8,724	6,076	6,930	1,027
Other Assets				-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	408,724	406,076	406,930	1,027

TOTAL ASSETS	1,023,862	588,119	718,105	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	400,250	274,352	314,372	181,984
Due to shareholders	-	-	-	-
Due to related parties	121,499	261,499	289,449	265,318
Other current liabilities	284,240	11,310	81,788	27,390

Total current liabilities	805,989	547,161	685,609	474,692

NON CURRENT LIABILITIES
Borrowings	-	-	-	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Share purchase advances	-	-	-	-

Total non current liabilities	-	-	-	250,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	544,303	127,570	127,570
Pain in Excess	416,733		416,733
Retained earnings	(501,291)	(521,403)	(520,455)	(137,698)
Net income / (loss) for the period	174,861	18,058	8,647	(346,692)

Total shareholders’ equity	217,873	40,958	32,495	(356,820)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,023,862	588,119	718,105	367,872

TOUCHIT TECHNOLOGIES, INC
  COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 SEPTEMBER 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	3 Months Ended Sept 30 2013	3 Months Ended Sept 30 2012	6 Months Ended Sept 30 2013	6 Months Ended Sept 30 2012

NET SALES	673,806	478,264	1,473,995	983,949
COST OF SALES	444,211	332,487	994,700	685,489
Gross profit	229,595	145,777	479,295	298,460
MARKETING AND SELLING EXPENSE	11,395	8,924	26,112	46,382
GENERAL AND ADMINISTRATIVE EXPENSES	124,745	83,305	288,344	248,622
Profit from operations	93,455	53,549	164,839	3,457
OTHER INCOME AND EXPENSES, net	1,000	3,990	10,021	5,190
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	94,455	57,539	174,861	8,647
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the period	94,456	57,539	174,861	8,647
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	94,456	57,539	174,861	8,647

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 30 SEPTEMBER 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	6 Months Ended Sept 30 2013	6 Months Ended Sept 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	174,861	8,647
Adjustments to reconcile net income to net cash provided	-	(436,865)
By operating activities:
Depreciation and amortisation	-	(428,218)
Provision for employee benefit	-

Changes in operating assets and liabilities
Trade receivables, net	(376,139)	24,072
Due from shareholders	-	--
Due from related parties	-	--
Inventories	58,969	(28,095)
Other current assets	(19,541)	--
Other non current assets		--
Trade payables	56,340	156,519
Due to shareholders	-	--
Due to related parties	-	--
Other current liabilities	11,264	54,399
Share Purchase Advances	-

Net cash generated from (used for) operating activities	(269,106)	(221,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	191,134	166,733
Increase/(decrease) in long-term borrowings
Dividends paid

Net cash (used for) provided from financing activities	191,134	166,713

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(2,203)	(5,103)
Share capital increase	-

Net cash used for investing activities	-	(5,103)

NET INCREASE / (DECREASE) IN CASH AND BANKS	25,428	(59,693)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	70,289

CASH AND BANKS AT END OF THE PERIOD	95,717	10,596

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2013 & 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	137,220,000	$127,570	$-	$-	137,220,000	$416,733	-	$-	$(502,461)	$41,842

Net Income	-	-	-	-	-	-	-	-	174,861	174,861

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	1,170	1,170

Balance at September 30, 2013	137,220,000	$127,570	$-	$-	137,220,000	$416,733	-	$-	$(327,600)	$217,873

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(484,389)	$59,914

Net Income	-	-	-	-	-	-	-	-	8,647	8,647

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(36,065)	(36,065)

Balance at September 30, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(511,807)	$32,496

TOUCHIT TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

1.	OPERATIONS OF THE COMPANY:

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

Average number of employees of the Company as of September 30, 2012 was five and September  30, 2013 is six.

Description of Business

TouchIT Technologies, Inc is a designer and manufacturer (via 3rd party) of Interactive Products, namely, Interactive Whiteboards and Interactive LEDs.

See Accountant’s Report

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

See Accountant’s Report

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

See Accountant’s Report

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

5.	CASH AND CASH EQUIVALENTS

As of September 30, 2013 and September 30, 2012, cash and cash equivalents comprised were comprised of the following:

	30.09.2013	30.09.2012

Cash on Hand	$0	$0
Banks	$95,717	10,596

Total	$95,717	$10,596

6.	TRADE RECEIVABLES

As of September 30, 2012 and September 30, 2011, trade receivables comprised were comprised of the following:

	30.09.2013	30.09.2012

Trade Receivables	$440,309	$218,796
Provision for doubtful accounts	$0	(2,000)

Total	$440,309	$216,796

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

See Accountant’s Report

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.09.2013	30.09.2012

Total	$0	$0

Due from shareholders	30.09.2013	30.09.2012

Total	$0	$0

Due to related parties	30.09.2013	30.09.2012

Kamron, Inc.	$74,413	$158,413
ASB Trading	$47086	$131,086

Total	$121,499	$289,449

Due to shareholders	30.09.2013	30.09.2012

Total	$0	$0

Major purchases from related parties	30.09.2013	30.09.2012

Total	$0	$0

Major sales to related parties	30.09.2013	30.09.2012

Total	$0	$0

Service provided by	30.09.2013	30.09.2012

Kamron, Inc.	$74,413	$158,413
ASB Trading	$47,085	$131,086

Total	$121,499	$289,499

See Accountant’s Report

8.	INVENTORIES

	30.09.2013	30.09.2012

Trade goods	$51,112	$83,944
Advances given for purchases	$28,000	$0

Total	$79,112	$83,944

9.	OTHER CURRENT ASSETS

As of September 30, 2013 and September 30, 2012, other receivables comprised of the following:

	30.09.2013	30.09.2012

Prepaid Expense	$0	$0
Advances given to personnel	$0	$0

Total	$0	$0

10.	NON-CURRENT ASSETS

As of September 30, 2013 and September 30, 2012, noncurrent assets comprised of the following:

	30.09.2013	30.09.2012

Fixed Assets	$8,724	$6,930
Accumulated Depreciation	$0	$0
Other	$400,00	$400,000
Total	$408,724	$406,930

See Accountant’s Report

11.	TRADE PAYABLES

As of September 30, 2013 and September 30, 2012, trade payables were comprised of the following:

	30.09.2013	30.09.2012

Trade payables	$400,250	$603,827

Total	$400,250	$603,827

12.	OTHER CURRENT LIABILITIES

As of September 30, 2013 and September 30, 2012, other current liabilities of the following:

	30.09.2013	30.09.2012

Accrued Payroll	$25,267	$8,127
Accrued Expenses	$34,457	$33,414
Other Liabilities	$224,516	$40,248

Total	$284,240	$81,789

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at September 30, 2013 and September 30, 2012 is comprised of the following:

	30.09.2013	30.09.2012
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	68,610,000	23,610,000
Ronald George Murphy	68,610,000	23,610,000

Total Insider Holdings	137,220,000	47,220,000

14.	SALES

The composition of sales by principal for the periods ended September 30, 2013 and September 30, 2012 can be summarized as follows:

	30/09/2013	30/09/2012

Interactive Whiteboards	$184,999	$371,290
Interactive LCD/LEDs	$1,109,778	$525,961
Wireless Tablets	$4,805	$3,363
Others	$172,013	$86,161

Returns (-)	$0	$(2,825)

Total	$1,473,995	$983,949

See Accountant’s Report

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended September 30, 2013 and September 30, 2012 can be summarized as follows:

	30.09.2013	30.09.2012

Purchases	$994,700	$685,489

Total	$994,700	$685,489

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended September 30, 2013 and September 30, 2012 are summarized as follows:

	30.09.2013	30.09.2012

Marketing and Selling Expenses	$26,112	$43,382

Total	$26,112	$43,382

17.	GENERAL AND ADMINISTRATIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended September 30, 2013 and September 30, 2012 are as follows:

	30.09.2013	30.09.2012

General and Administrative Expenses	$288,344	$248,622

Total	$288,344	$248,622

See Accountant’s Report

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years September 30, 2013 and September 30, 2012 can be summarized as follows:

	30.09.2013	30.09.2012

	$10,021	$5,190

Total	$10,021	$5,190

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the periods ended September 30, 2013 and 2012 can be summarized as follows:

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

  See Accountant’s Report

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

We have now completed the development and the establishment of a production line in Taiwan for a new range of Interactive LED products. Supply of LCD panels has become challenging as panel manufacturers have sent many models end of life in favor of the LED equivalent. These products include Interactive LEDs, with and without an embedded PC in sizes from 32” to 84”. The unique feature for the range of LEDs is that they do not require a driver to be installed, nor do they require any form of calibration by the user. These are true plug and play devices. All of these products are full high definition and touch-based and include options of multiple input “multi-touch”. We have also launched the TouchIT LED Fusion which is three interactive products in one. An Interactive LED, and Interactive Easel and an Interactive Table. This is a revolutionary product as it takes us into new group collaboration markets. Management believes the LED range of product will give us an advantage in the marketplace as the competition try and catch up with their own development.

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

During the period we have launched the TouchIT 84” – this is an 84” Interactive LED that has replaced the 80” as the largest LED that we currently sell. This price point of the 84” is such that we have been able to launch this product at a greatly reduced cost yet are still able to maintain our margins. Management expects this model to become a top seller in 2014 as the price point removes the barrier to purchase large format screens.

We have launched the TouchIT Digital Signage player and software to the world-wide markets. The aim of the Digital Signage product is to capitalize on the Signage vertical market where we have been getting interest to sell our LED panels. Not only is the TouchIT Digital Signage player web enabled so it can be remotely monitored and updated, it is also touch compatible so can be used in conjunction with our touch screens to enable way finder applications for example.

We have added to the TouchIT Technologies sales team in the shape of a US Channel Sales Manager and an ASIA PAC Sales Manager based in USA and Taiwan respectively. Our US Channel Sales Manager has been tasked with enlisting the national resellers and distributors in the USA. Whereas our ASIA PAC sales manager is responsible for growing the sales channels in Asia Pacific.

We exhibited at the Integrate Trade Show in Darling Harbor Sydney in August. We increased our presence at the trade show and had a larger booth than in previous years. The show represents an opportunity to meet with existing reselling partners as well as attract new ones. Management expects to see a return on the investment made in the show.

We are currently evaluating new accessories that will be added to the TouchIT Technologies line up in 2014. These include items such as android-based tablets and speaker accessories, which compliment the current LED products.

We are due to sign an OEM agreement with a software manufacturer to update the current software offering that accompanies our products. We will launch TouchIT Notes in Quarter 4, 2014 that will enable wireless desktop control, screen sharing with 40+ devices and also cross-platform collaboration. This software is ideal for both the education and the corporate user and Management believe that it will assist with LED sales by strengthening the overall package offered to the user.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying financial statements include the financial statements of TouchIT Technologies, Inc

This management's discussion and analysis of our financial condition and results of operations are based on the financial statements of TouchIT Technologies, Inc, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we will evaluate these estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	Sept 30 2013	Sept 30 2012

NET SALES	1,473,995	983,949
COST OF SALES	994,700	685,489
Gross profit	479,295	298,460
MARKETING AND SELLING EXPENSE	26,112	46,382
GENERAL AND ADMINISTRATIVE EXPENSES	288,344	248,622
Profit from operations	164,839	3,457
OTHER INCOME AND EXPENSES,net	10,021	5,190
FINANCIAL INCOME AND EXPENSES, net	-	--
Profit Loss before taxation and currency translation gain/(loss)	174,861	8,647
TAXATION CHARGE
Taxation current
Deferred
CURRENCY TRANSLATION GAIN/(LOSS)
Net income/(loss) for the year	174,861	8,647
OTHER COMPREHENSIVE INCOME
Total comprehensive income	174,861	8,647

NET SALES (REVENUE) – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, revenue has increased by 50% or by $490,046 from 983,949 to $1,473,995. This increase can be attributed to a change in strategy by Management. Our going forward sales activity reflects our management’s plan of increasing focus on the development of recurring business in existing and new markets for the new Interactive LED Line. Our management does anticipate that revenues will continue to grow for the balance of the year due to the LED product line which represents a much larger value ticket item which will drive revenues higher and the current back order that the Company has built up.

GROSS PROFIT – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, gross profit has increased by $180,835 from $298,460 to $479,295. This is primarily due to the restructuring of the business over the last year and the focus on the more profitable LED product line. Our management does anticipate gross profits to continue to rise for the balance of the year.

OPERATIONAL PROFIT – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, operational profit has increased from $3,457 to $164,839 an increase of $161,382. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/09/2013	30/09/2012

MARKETING AND SELLING EXPENSE	$26,112	$46,382
As a percentage of revenue	2%	5%
GENERAL AND ADMINISTRATIVE EXPENSES	$288,344	$248,622
As a percentage of revenue	19%	25%

NET INCOME FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, NET income for the period has increased by $166,214 from $8,647 to $174,861. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT SEPTEMBER 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2013	30/09/2012

Cash and cash equivalents	95,717	10,596
Trade receivables, net	440,309	216,796
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	51,112	83,783
Prepaid Inventory	28,000	-

Total current assets	615,138	311,175

NON CURRENT ASSETS

Property, plant and equipment,net	8,724	6,930
Other Assets
Other non current assets	400,000	400,000

Total non current assets	408,724	406,930

TOTAL ASSETS	1,023,862	718,105

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	400,250	314,372
Due to shareholders	-	-
Due to related parties	121,499	289,449
Other current liabilities	284,240	81,788

Total current liabilities	805,989	685,609

NON CURRENT LIABILITIES
Borrowings	-	-
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Share purchase advances	-	-

Total non current liabilities	-	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Pain in Excess	416,733	416,733
Retained earnings	(501,291)	(520,455)
Net income / (loss) for the period	174,861	8,647

Total shareholders’ equity	217,873	32,495

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,023,862	718,105

CURRENT ASSETS – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, total current assets have increased by $303,963 or 98%. This increase is primarily due to an increase in Trade Receivables which have increased by 103% when compared to the same period in 2012.

NON-CURRENT ASSETS – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, total non-current assets have increased by $1,794. This is mainly due to a small increase in fixed assets on the Company’s balance sheet.

TOTAL ASSETS – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, total assets have increased by $305,757 or 43% from $718,105 to $1,023,862. The reason for the increase in assets is primarily due to an increase in Trade Receivables which have increased by 65% when compared to the same period in 2012.

CURRENT LIABILITIES – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, total current liabilities have increased by $120,380 from $685,609 to $805,989, a 18% increase. Trade payables have increased by 27% or $85,878, which can be attributed to the trade credit that is being offered to the Company from the LED supplier.

NON-CURRENT LIABILITIES - For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012 non-current liabilities have remained at zero.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
SEPTEMBER 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	Sept 30 2013	Sept 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	174,861	8,647
Adjustments to reconcile net income to net cash provided	-	(436,865)
By operating activities:
Depreciation and amortisation	-	(428,218)
Provision for employee benefit	-

Changes in operating assets and liabilities
Trade receivables, net	(376,139)	24,072
Due from shareholders	-	--
Due from related parties	-	--
Inventories	58,969	(28,095)
Other current assets	(19,541)	--
Other non current assets		--
Trade payables	56,340	156,519
Due to shareholders	-	--
Due to related parties	-	--
Other current liabilities	11,264	54,399
Share Purchase Advances	-

Net cash generated from (used for) operating activities	(269,106)	(221,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	191,134	166,733
Increase/(decrease) in long-term borrowings
Dividends paid

Net cash (used for) provided from financing activities	191,134	166,713

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(2,203)	(5,103)
Share capital increase	-

Net cash used for investing activities	-	(5,103)

NET INCREASE / (DECREASE) IN CASH AND BANKS	25,428	(59,693)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	70,289

CASH AND BANKS AT END OF THE PERIOD	95,717	10,596

NET INCOME FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, NET income for the period has increased by $166,214 from $8,647 to $174,861. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, NET cash generated for operating activities was $(269,106) compared to $(221,323) which is an increase of $47,783. This can be attributed primarily in the increase of credit from Trade Payables and Other Liabilities.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH FLOW FROM FINANCING ACTIVITES – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, cash flow from financing activities was $191,134 compared to $166,713 at September 30, 2012. This was due to increasing our credit lines with suppliers

CASH POSITION. There was a NET increase in the cash and cash equivalents of $25,428 from the beginning of the period through September 30, 2013. This change in cash position can be attributed to being normal in course of regular business We generally pay our suppliers on 30 day terms and as a business, remain to be cash poor with low cash reserves.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level, but we did identify the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the nine months ended September 30, 2013, our Company has not made any changes to internal control over financial reporting.

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

On April 10th 2013 The Company entered into an agreement with Ronald George Murphy to convert debt for services as an Officer and President of World Wide Sales for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $59,114.15 at September 30, 2013

On April 10th 2013 The Company entered into an agreement with Andrew Stuart Brabin to convert debt for services as Chief Executive Officer for the period April 1, 2012 to March 31, 2013 in exchange for the Company’s restricted Common Stock in the aggregate of 45,000,000 shares for an accrued amount of $10,000. The company owed him a balance of $47,085.79 at September 30, 2013

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

101.INS tucn-20130930.xml XBRL Instance Document

101.SCH tucn-20130930.xsd XBRL Taxonomy Extension Schema Document

101.CAL tucn-20130930_cal.xml XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF tucn-20130930_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB tucn-20130930_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE tucn-20130930_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Edward Richardson Jr., CPA
15565 Northland Suite 508 West
Southfield, MI. 48075

To the Board of Directors
TouchIT Technologies, Inc.
101 West Beaver Road
Suite 1400, Troy, MI. 48084

I have reviewed the accompanying balance sheet of TouchIT Technologies, Inc. as of September 30, 2013 and 2012, and the related statements of income and retained earnings and cash flows for the period then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included is the representation of the Board of Directors of TouchIT Technologies.

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

November 11, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: November 13th 2013