Form 10-K/A
period 2012-12-31
TouchIT Technologies, Inc.
filed 2013-11-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-K/A
Amendment Number 3

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on 28th March 2013, solely for the purpose of amending and supplementing Part 9A of the Annual Report on Form 10-K. This amendment includes language that was inadvertently left out in the original filing. All other items remain unchanged.

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

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our board of directors, management and other personnel. It was designed to provide reasonable assurance to our management, our board of directors and external users regarding the fair presentation of financial statements in accordance with accounting principles generally accepted in the United States and are based upon the COSO Evaluation Framework. Our internal control over financial reporting includes those policies and procedures that:

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

●
establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and assessing the effectiveness of internal control over financial reporting.

Based on this evaluation, management concluded that the Company ’s internal control over financial reporting was effective as of December 31, 2013 but it did identify some material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, inadequate staffing with our accounting department, lack of consistent accounting policies and procedures, inadequate monitoring of controls, and lack of staff with SEC reporting experience all resulting from the Company ’s limited resources.

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