Form 10-Q/A
period 2013-06-30
TouchIT Technologies, Inc.
filed 2013-11-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A
Amendment Number 3

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on 15th of August 2013, solely for the purpose of amending and supplementing the Statement of Cash flows in the Financial Statements. This amendment includes correct formatting and comparative period presentation of the data that was inadvertantly omitted. All other items remain unchanged.

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE 3 AND 6 MONTH PERIODS ENDED 30 JUNE 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	3 Months Ended June 30 2013	6 Months Ended June 30 2013	3 Months Ended June 30 2012	6 Months Ended June 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	44,975	80,405	36,066	(48,892)
Adjustments to reconcile net income to net cash provided	(950)	2,056	(436,865)	(436,865)
By operating activities:
Depreciation and amortisation	--	723	--	--
Provision for employee benefit	--	--	--	--

Changes in operating assets and liabilities
Trade receivables, net	(131,082)	(137,169)	(24,936)	118,674
Due from shareholders	--	--	--	--
Due from related parties	--	--	--	--
Inventories	32,532	42,632	19,149	23,270
Other current assets	--	--	--	--
Other non current assets	--	--	--	--
Trade payables	(12,642)	133,664	(99,375)	30,869
Due to shareholders	--	--	--	--
Due to related parties	--	--	--	--
Other current liabilities	36,525	142,498	8,395	19,870
Share Purchase Advances

Net cash generated from (used for) operating activities	(30,643)	264,808	(497,566)	(293,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(261,499)	--	--
Increase/(decrease) in long-term borrowings	--		107,906	238,574
Dividends paid		--	--	--

Net cash (used for) provided from financing activities	--	(261,499)	107,906	238,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	--	401,600	(205)
Share capital increase	--	--

Net cash used for investing activities	--	--	401,600	(205)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(30,643)	3,309	11,940	(54,705)

CASH AND BANKS AT BEGINNING OF THE PERIOD	40,365	6,413	3,644	70,289

CASH AND BANKS AT END OF THE PERIOD	9,722	9,722	15,584	15,584

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: November 15, 2013