Form 10-Q/A
period 2011-09-30
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1 to
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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended September 30, 2011 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

The Convertible Notes were previously issued in connection with certain subscription agreements entered into by the Company and the related share exchange agreement dated May 7, 2010 among the Company, TouchIt Technologies Koll Sti ("TouchIt Tech KS), the stock holders of TouchIt Tech KS, TouchIt Education Koll Sti ("TouchIt Ed"), and the stockholders of TouchIt Ed (the "Share Exchange Agreement"), pursuant to which the Company entered into various agreements with purchasers of the Convertible Notes.

Period Ended	Form	Date Filed with SEC

September 30, 2011	10-Q	November 14, 2011

December 31, 2011	10-K	April 5, 2012

March 31, 2012	10-Q	May 10, 2012

June 30, 2012	10-Q	August 2, 2012

September 30, 2012	10-Q	November 9, 2012

December 31, 2012	10-K	March 28, 2013

March 31, 2013	10-Q	May 15, 2013

June 30, 2013	10-Q	August 14, 2013

September 30, 2013	10-K	November 14, 2013

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. "

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

TouchIT Technologies, Inc.

BALANCE SHEET

As of September 30, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable - Trade	439,673.36

Total Current Liabilities	439,673.36

LONG-TERM LIABILITIES
Note Payable	644,917

Total Long-Term Liabilities	644,947

Total Liabilities	1,089,590

STOCKHOLDERS' EQUITY
Capital Stock, $0.01 par value, 100,000,000 shares	127,570.00
authorized, 55,839,419 shares issued and
outstanding
Retained Earnings	(1,038,423)

Total Stockholders' Equity	(910,853)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	173,337.00

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

INCOME STATEMENT

For the 3 Months and 9 Months Ended September 30, 2011

	3 Months Ended	9 Months Ended
	September 30, 2011	September 30, 2011
Sales
Sales	224,850.00	1,139,717.00
Delivery Income	10,710.00	10,710.00
Less Returns & Allowances	-	-

Total Sales	235,560.00	1,150,427.00

Cost of Goods Sold
Material Purchases	191,717.00	1,024,118.00

Total Cost of Goods Sold	191,717.00	1,024,118.00

Gross Profit	43,843.00	126,309.00

Operating Expenses
Marketing & Selling Expenses	10,000.00	437,851.00
General & Administrative Expenses	156,842.61	339,899

Total Operating Expenses	166,842.61	717,750.61

Operating Income (Loss)	(162,499.61)	(631,441.61)

Other Income (Expense)
Other Income & Expenses	104,220.00	57,876
Financial Income & Expenses	-	(28,433.00)
Other	61,447.00	-
Gain on Discontinued Operations	206,461.18	206,461.18

Total Other Income (Expense)	372,128.18	235,904.18

Net Income (Loss) Before Taxes	209,128.57	(395,537.43)

Net Income (Loss)	209,128.57	(395,537.43)

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

STATEMENT OF RETAINED EARNINGS

For the 3 Months and 9 Months Ended September 30, 2011

	3 Months Ended	9 Months Ended
	September 30, 2011	September 30, 2011

Beginning of Period	(747,952.00)	(143,285.00)
Plus: Net Income	219,128.57	(395,537.43)
Less: Dividends Paid	-	-
Prior Period Adjustments	500,000	(500,000)

RETAINED EARNINGS
END OF PERIOD	(1,038,823.83)	(1,038,823.43)

The footnotes are an integral part of the financial statements.

TouchIT Technologies, Inc.

STATEMENT OF CASH FLOWS

For the 3 Months and 9 Months Ended September 30, 2011

	3 Months Ended	9 Months Ended
	September 30, 2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	209,128	(395,537.43)
Adjustments to reconcile Net Income (Loss) to net Cash provided by (used in) operating activities: PPA	(409,239.93)	(492,937)
Losses (Gains) on sales of Fixed Assets:	-	-
Decrease (increase) in Operating Assets:	-	-
Accounts Receivable	702,150.00	1,619,205.00
Inventory	464,453.00	258,510.00
Other	4,452.00	1,335.00
Increase (Decrease) in Operating Liabilities:	-	-
Accounts Payable	334,952.36	314,928.36
Accrued Liabilities	(1,135,578)	(1,268,833)
Total Adjustments	(39,310.07)	432,208..36
Net Cash Provided by (Used in) Investing Activities	(109,817.93)	(36,670.93)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	-	(230.00)
Disposition of Fixed Assets	0	82,687.
Proceeds From Sale of Fixed Assets	-	-
Net Cash Provided By (Used In) Investing Activities	0	82,457

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable Borrowings	644,917	696,290.77
Notes Payable Repayments	(750,000.00)	(753,215.00)
Proceeds from Sale of Stock	-	-
Net Cash Provided By (Used In) Financing Activities	(105,082.73)	(103,709.95)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,735.00	15,418.00

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	1,239.00	50,556.00

CASH AND CASH EQUIVALENTS AT END OF PERIOD	65,974.00	65,974.00

The footnotes are an integral part of the financial statements.

TOUCHIT TECHNOLOGIES, INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

	Common Stock		Preferred Stock		Retained Earnings	Total Shareholders Equity
	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2011	61,630,001.00	$127,570.00	25,000.00	-	$-143,285.00	$-15,715.00

Net Income	-	-	-	-	$(395,538)	$(395,538)

Capital Transactions	-	-	-	-

Prior Period Adjustments	-	-	-	-	500,000	(500,000)

Balance at September 30, 2011	55,839,419.00	$127,570.00	25,000.00	-	$(1,038,823)	$(911,253)

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

Foreign currency risk management

The Company undertakes certain transactions denominated in foreign currencies. Hence, exposures to exchange rate fluctuations arise. Foreign currency position, net for the periods ended September 30, 2011 and 2010 can be summarized as follows:

30.09.2011	Financial assets at amortized cost	Loans and receivables	Financial liabilities as amortized cost	Carrying value	Fair Value

	-	-	-	-	-

30/09/10		Foreign Currency	TRY
Cash	USD	$1,150.00	1,669.00
Banks	USD	$2,018.00	2,928.00
Due from related parties	USD	$674,602.00	978,982.00
Trade receivables	USD	$815,869.00	1,237,990.00
Due from shareholders	USD	$10,484.00	15,214.00
Advances given(Inventories)	USD	$67,225.00	97,557.00
Trade payables	USD	$(42,593.00)	(61,811.00)
Advances received (Other current liabilities)	USD	$0.00	0.00
Due to related party	USD	$(1,125,741.00)	(1,633,675.00)
Convertible Notes	USD	$(750,000)	(1,088,400.00)
Due to Shareholders	USD	$(12,809.00)	(18,588.00)

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

See Accountants Report

TOUCHIT TECHNOLOGIES, INC.
BALANCE SHEET
FOR THE PERIODS ENDED 30 SEPTEMBER 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2011	31/12/2010	30/09/2010	31/12/2009

Cash and cash equivalents	65,974.00	50,556.00	41,966	54,845.00
Trade receivables, net	0.00	705,225.00	822,894	274,802.00
Due from related parties	0.00	863,395.00	674,602	130,594.00
Due from Shareholders		50,585.00	53,888	0.00
Inventories	107,133.00	365,643.00	530,116	259,883.00
Other current assets	0.00	1,106.00	4,424	782.00

Total current assets	173,107.00	2,036,510.00	2,127,890	720,906.00

NON CURRENT ASSETS

Property, plant and equipment, net	230.00	64,495.00	60,440	29,872.00
Intangible assets, net	0.00	25,145.00	12,731	0.00
Rights	0	0.00	8,400	14,976.00
Other non current assets	0.00	3,555.00	1,116	3,725.00

Total non current assets	230.00	93,195.00	82,687	48,573.00

TOTAL ASSETS	173,337	2,129,705.00	2,210,577	769,479.00

CURRENT LIABILITIES
Borrowings	0.00	2,351.00	5,471	11,282.00
Trade payables	174,355.00	124,745.00	176,114	70,619.00
Due to shareholders	0.00	47,257.00	59,241	75,584.00
Due to related parties	265,318.00	1,145,992.00	1,125,741	670,976.00
Other current liabilities	0.00	73,233.00	14,236	120,619.00

Total current liabilities	439,673.00	1,393,578.00	1,380,803	949,080.00

NON CURRENT LIABILITIES
Borrowings	104,917	-	-	2,321
Employee termination benefits	-	-	247	-
Reserve for retirement pay	-	1,842	686	1,041
Convertible Notes	540,000	750,000	750,000	-

Total non current liabilities	644,917	751,842	750,933	3,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	125,500	125,500
Retained earnings	(643,285)	(308,463)	(308,463)	(46,285)
Net income / (loss) for the period	(395,538)	173,899	261,804	(262,178)

Total shareholders’ equity	(911,253)	(7,004)	78,841	(182,963)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	173,337	3,138,416	2,210,577	769,479

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 SEPTEMBER 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	30/09/2010	31/12/2009
NET SALES	1,150,427	2,676,936	2,029,074
COST OF SALES	1,024,118	(1,798,549)	(1,742,047)
Gross profit	126,309	878,387	287,027
MARKETING AND SELLING EXPENSE	437,851	(349,041)	(409,386)
GENERAL AND ADMINISTRATIVE EXPENSES	339,900	(275,980)	(140,121)
Profit from operations	(631,442)	253,366	(262,480)
OTHER INCOME AND EXPENSES, net	57,876	(31,276)	6,621
FINANCIAL INCOME AND EXPENSES, net	178,028	(5,905)	(8,741)
Profit Loss before taxation and currency translation gain/(loss)	(395,538)	216,185	(264,600)
TAXATION CHARGE	--	--	--
Taxation current	--	--	--
Deferred	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	45,619	2,422
Net income/(loss) for the year	(395,538)	261,804	(262,178)
OTHER COMPREHENSIVE INCOME	--	--	--
Total comprehensive income	(395,538)	261,804	(262,178)

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 30 SEPTEMBER 2011 & 2010 AND YEARS ENDED 31 DECEMBER 2010 & 2009
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	31/12/2010	30/09/2010	31/12/2009
CASH FLOWS FROM OPERATING ACTIVITIES	(395,537)	165,178	261,804	(262,178)
Net income	0
Adjustments to reconcile net income to net cash provided PPA	(492,337)
By operating activities:	(432,208)	17,516	16,826	17,133
Depreciation and amortisation	--	801	(108)	727
Provision for employee benefit

Changes in operating assets and liabilities
Trade receivables, net	1,619,205	(430,428)	(548,092)	(189,816)
Due from shareholders		(773,544)	(53,888)	12,258
Due from related parties			(544,008)	203,282
Inventories	258,510	(17,620)	(270,233)	22,993
Other current assets	1,335	98,467	(3,642)	3,896
Other non current assets		331	2,609	(3,725)
Trade payables	314,928	54,126	96,471	(272,925)
Due to shareholders		54,413	(16,211)	30,430
Due to related parties		392,276	463,657	386,729
Other current liabilities	(1,268,833)	(47,386)	(106,383)	95,332
Convertible Notes		750,000

Net cash generated from (used for) operating activities	36,671	67,197	(701,198)	44,136

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		(8,931)	(5,811)	6,815
Increase/(decrease) in long-term borrowings	(105,083)		(2,321)	(2,797)
Dividends paid

Net cash (used for) provided from financing activities	(103,710)	(8,931)	(8,132)	4,018

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	82,457	(62,304)	(53,549)	(17,324)
Share capital increase			750,000

Net cash used for investing activities	82,457	(62,304)	696,451	(17,324)

NET INCREASE / (DECREASE) IN CASH AND BANKS	15,418	(4,289)	(12,878)	30,830

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845	54,845	24,015

CASH AND BANKS AT END OF THE PERIOD	65,974	50,556	41,967	54,845

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC. STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2011	30/09/2010
NET SALES	1,150,427	2,676,936
COST OF SALES	1,024,118	(1,798,549)
Gross profit	126,309	878,387
MARKETING AND SELLING EXPENSE	437,851	(349,041)
GENERAL AND ADMINISTRATIVE EXPENSES	(339,899)	(275,980)
Profit from operations	(631,442)	253,366
OTHER INCOME AND EXPENSES, net	57,876	(31,276)
FINANCIAL INCOME AND EXPENSES, net	178,028	(5,905)
Profit Loss before taxation and currency translation gain/(loss)	(395,538)	216,185
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	45,619
Net income/(loss) for the year	(395,538)	261,804
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(395,538)	261,804

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

OPERATIONAL PROFIT – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, operational profit has decreased from $253,366 to an operational loss of ($631,442), a decrease of $378,076. This can be attributed to the maintenance of overhead coupled with a drop in sales before transitioning production to Taiwan. The operational costs did not decrease when revenue decreased. The move to Taiwan improves the financial position of our Company as there are no fixed overheads associated with the production of the products.

	30/06/2011	30/06/2010	31/12/2009

MARKETING AND SELLING EXPENSE	(437,851)	(349,041)	(409,386)
As a percentage of revenue	38%	13%	20%
GENERAL AND ADMINISTRATIVE EXPENSES	(339,899)	(275,980)	(140,121)
As a percentage of revenue	30%	10%	7%

NET INCOME FOR THE PERIOD – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, NET income for the period has decreased by $133,734 from $261,804 to a net loss of ($395,538). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for our business to grow.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT SEPTEMBER 30, 2011 & 2010

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2011	30/09/2010

Cash and cash equivalents	65,974.00	41,966
Trade receivables, net	0.00	822,894
Due from related parties	0.00	674,602
Due from Shareholders		53,888
Inventories	107,133.00	530,116
Other current assets	0.00	4,424

Total current assets	173,107.00	2,127,890

NON CURRENT ASSETS

Property, plant and equipment, net	230.00	60,440
Intangible assets, net	0.00	12,731
Rights	0.00	8,400
Other non current assets	0.00	1,116

Total non current assets	230.00	82,687

TOTAL ASSETS	173,337	2,210,577

CURRENT LIABILITIES
Borrowings	0.00	5,471
Trade payables	174,355.00	176,114
Due to shareholders	0.00	59,241
Due to related parties	265,318.00	1,125,741
Other current liabilities	0.00	14,236

Total current liabilities	439,673.00	1,380,803

NON CURRENT LIABILITIES
Borrowings	104,917	-
Employee termination benefits	-	247
Reserve for retirement pay	-	686
Convertible Notes	540,000	750,000

Total non current liabilities	644,917	750,933

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	125,500
Retained earnings	(143,285)	(308,463)
Net income / (loss) for the period	(355,538)	261,804

Total shareholders’ equity	(371,253)	78,841

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	173,337	2,210,577

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

NON-CURRENT LIABILITIES - For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, non-current liabilities have increased by $106,016 which can be attributed to the ABL Lending facility provided by TCA Global Credit Master Fund LLP being utilized by us.

Convertible Notes

Two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.  The Convertible Notes were issued in connection with certain subscription agreements entered into by the Company and the related share exchange agreement dated May 7, 2010 among the Company, TouchIt Tech KS, the stock holders of TouchIt Tech KS, TouchIt Ed, and the stockholders of TouchIt Ed (the "Share Exchange Agreement"), pursuant to which we entered into various agreements with purchasers of the Convertible Notes.

As of September 30, 2011, we owed approximately $500,000 in aggregate principal amount and $40,000 in accrued interest.

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
Convertible Notes

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

NET INCOME FOR THE PERIOD – For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, NET income for the period has decreased by $133,734 from $261,804 to ($395,538). This decrease can be attributed to the decrease in revenue with an increase in expenditure as we put in place the marketing mechanisms for our business to grow.

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
Andrew Brabin Chief Executive Officer and Chief Financial Officer Dated: January 27, 2014