Form 10-K/A
period 2011-12-31
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

PART I

This amendment no. 1 to Annual Report on Form 10-K for fiscal year ended December 31, 2011 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. "

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

NON RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OR COMPLETED INTERIM REVIEW.

On approximately January 18, 2014, our Board of Directors was advised by our independent public accountant, Edward Richardson Jr. CPA , that our financial statements reviewed and/or audited by Richardson for the certain quarters referenced herein as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes. The errors were corrected by us on our Financial Statements, including this Annual Report for fiscal year ended December 31, 2011 at the advice of our independent public accountant.

The errors on the financial statement for fiscal year ended December 31, 2011 related to the non-disclosure of the Convertible Notes. As a result, our Board of Directors concluded on January 18, 2014 that our previously issued financial statements for fiscal year ended December 31, 2011 should no longer be relied upon.

We have filed amendments to all financial statements and reports for those certain quarters.

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

Company reporting year-end:

Our company uses a calendar year as its fiscal year ending December 31.

Results of Operations for the years ended December 31, 2011 and December 31 2010.

	31/12/2011	31/12/2010

NET SALES	1,595,943	3,577,881
COST OF SALES	1,341,374	(2,502,037)
Gross profit	254,569	1,075,844
MARKETING AND SELLING EXPENSE	(578,887)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	(356,528)	(479,064)
Profit from operations	(680,847)	92,451
OTHER INCOME AND EXPENSES, net	294,154	24,094
FINANCIAL INCOME AND EXPENSES, net	--	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(386,692)	60,063
TAXATION CHARGE	--
Taxation current	--
Deferred	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	60,063
Net income/(loss) for the year	(386,692)	105,115
OTHER COMPREHENSIVE INCOME	--
Total comprehensive income	(386,692)	165,178

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

General and Administrative Expenses
General and administrative expenses for the fiscal year ended December 31, 2011 were a cost of $356,528 compared to a cost of $479,064 for the fiscal year ended December 31, 2010. General and administrative expenses decreased by 25% or $122,536 from 2010 to 2011. This decrease can be attributed to the closure of the Turkish facilities and the subsequent reduction in overhead costs after its closure in September 2011.

	31/12/2011	31/12/2010

MARKETING AND SELLING EXPENSE	(578,887)	(504,329)
As a percentage of revenue	36%	14%
GENERAL AND ADMINISTRATIVE EXPENSES	(356,528)	(479,064)
As a percentage of revenue	22%	13%

Operational Profit
The operational loss for the fiscal year ended December 31, 2011 was $680,847 compared to a profit of $92,451 for the fiscal year ended December 31, 2010. Operational profit has decreased by $588,396 from 2010 to 2011 and this can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue whilst the monthly overhead cost remained the same.

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

Total Comprehensive Income
Our total comprehensive income has decreased by $221,514 from $165,178 profit in 2010 to a $386,692 loss in 2011. This decrease can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue.

CURRENT ASSETS	31/12/2011	31/12/2010

Cash and cash equivalents	70,289	50,556
Trade receivables, net	240,867	705,225
Due from related parties	-	863,395
Due from Shareholders	-	50,585
Inventories	55,689	365,643
Other current assets		1,106

Total current assets	366,845	2,036,510

NON CURRENT ASSETS

Property, plant and equipment, net	1,027	64,495
Intangible assets, net	-	25,145
Other non current assets	-	3,555
Total non current assets	1,027	93,195

TOTAL ASSETS	367,872	2,129,705

CURRENT LIABILITIES
Borrowings	-	2,351
Trade payables	181,984	124,745
Due to shareholders	-	47,257
Due to related parties	265,318	1,145,992
Other current liabilities	27,390	73,233

Total current liabilities	474,692	1,393,578

NON CURRENT LIABILITIES
Borrowings	250,000	-
Employee termination benefits	-	-
Reserve for retirement pay	-	1,842
Convertible Notes	540,000	750,000

Total non current liabilities	790,000	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Retained earnings	(637,698)	-308,463
Net income / (loss) for the period	(386,692)	173,899
Total shareholders’ equity	(896,820)	-7,004

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	367,872	3,138,416

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

As of December 31, 2011, we owed approximately $500,000 in aggregate principal amount and $,40,000 in accrued interest.

Our NET Income has decreased by $511,870 from $165,178 profit in 2010 to a $386,692 loss in 2011. This decrease can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue.

	31/12/2011	31/12/2010

Net income / (loss) for the period	(346,692)	165,178

Liquidity and Capital Resources

	31/12/2011	31/12/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(386,692)	165,178
Adjustments to reconcile net income to net cash provided PPA	(401,447,28)	--
By operating activities:		--
Depreciation and amortisation	--	17,516
Provision for employee benefit	--	801

Changes in operating assets and liabilities
Trade receivables, net	1,378,337	(430,428)
Due from shareholders	--	(773,544)
Due from related parties	--
Inventories	309,953	(17,620)
Other current assets	1,106	98,467
Other non current assets	--	331
Trade payables	322,557	54,126
Due to shareholders	--	54,413
Due to related parties	--	392,276
Other current liabilities	(1,241,442)	(47,386)
Convertible Notes	--	750,000

Net cash generated from (used for) operating activities	(17,628)	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(8,931)
Increase/(decrease) in long-term borrowings	(38,158)	--
Dividends paid	--	--

Net cash (used for) provided from financing activities	(38,158)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(797)	(62,304)
Share capital increase	--	--

Net cash used for investing activities	(797)	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	19,733	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	70,289	50,556

Net Income
For fiscal year ended December 31, 2011, when compared to the same period in 2010, NET income for the period our NET Income has decreased by $511,870 from $165,178 profit in 2010 to a $386,692 loss in 2011. This decrease can be attributed to a downturn in the markets that lead to a subsequent drop in sales revenue. The sales revenue continues to come predominately from TouchIT Interactive Whiteboards, or OEM models under a different name that are sold into distribution companies that in turn, supply to education.

Net Cash Generated from Operating Activities
For fiscal year ended December 31, 2011, when compared to the same period in 2010, NET cash used for operating activities was ($17,628) compared to $67,197 generated from operating activities for the same period in 2010. This is an increase of $363,237. This increase was due to the closure of the Turkish Subsidiaries and the subsequent cancellation of the debt that they owed to Recep Tanisman and Emko Emaye.

Cash Flow Used Investing Activities
For fiscal year ended December 31, 2011, when compared to the same period in 2010, there was a NET cash flow decrease of $61,507 from $(62,304) to ($797). This decrease was due to the equity gain following the closure of the Turkish Subsidiaries.

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

Management’s annual report on internal control over financial reporting.

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believe that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/S/ Edward Richardson Jr., CPA

TOUCHIT TECHNOLOGIES, INC
BALANCE SHEETS
FOR THE PERIODS ENDED 31 DECEMBER 2011, 2010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	12/31/2011	12/31/2010

Cash and cash equivalents	70,289	50,556
Trade receivables, net	240,867	705,225
Due from related parties	-	863,395
Due from Shareholders	-	50,585
Inventories	55,689	365,643
Other current assets		1,106

Total current assets	366,845	2,036,510

NON CURRENT ASSETS

Property, plant and equipment,net	1,027	64,495
Intangible assets, net	-	25,145
Other non current assets	-	3,555

Total non current assets	1,027	93,195

TOTAL ASSETS	367,872	2,129,705

CURRENT LIABILITIES
Borrowings	-	2,351
Trade payables	181,984	124,745
Due to shareholders	-	47,257
Due to related parties	265,318	1,145,992
Other current liabilities	27,390	73,233

Total current liabilities	474,692	1,393,578

NON CURRENT LIABILITIES
Borrowings	250,000	-
Employee termination benefits	-	-
Reserve for retirement pay	-	1,842
Convertible Notes	540,000	750,000

Total non current liabilities	790,000	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Retained earnings	(637,698)	(308,463)
Net income / (loss) for the period	(346,692)	173,899

Total shareholders’ equity	(356,820)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	367,872	3,138,416

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 DECEMBER 20010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated )

	12/31/2011	12/31/2010

NET SALES	1,595,943	3,577,881
COST OF SALES	(1,341,374)	(2,502,037)
Gross profit	254,569	1,075,844
MARKETING AND SELLING EXPENSE	(578,887)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	(356,528)	(479,064)
Profit from operations	(680,847)	92,451
OTHER INCOME AND EXPENSES,net	294,154	24,094
FINANCIAL INCOME AND EXPENSES, net	--	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(386,692)	60,063
TAXATION CHARGE	--
Taxation current	--
Deferred	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	60,063
Net income/(loss) for the year	(386,692)	105,115
OTHER COMPREHENSIVE INCOME	--
Total comprehensive income	(386,692)	165,178

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 31 DECEMBER 2011, 2010, 2009 AND 2008
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2011	12/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(386,692)	165,178
Adjustments to reconcile net income to net cash provided PPA	(401,447)	--
By operating activities:		--
Depreciation and amortisation	--	17,516
Provision for employee benefit	--	801

Changes in operating assets and liabilities
Trade receivables, net	1,378,337	(430,428)
Due from shareholders	--	(773,544)
Due from related parties	--
Inventories	309,953	(17,620)
Other current assets	1,106	98,467
Other non current assets	--	331
Trade payables	322,557	54,126
Due to shareholders	--	54,413
Due to related parties	--	392,276
Other current liabilities	(1,241,442)	(47,386)
Convertible Notes	--	750,000

Net cash generated from (used for) operating activities	(17,628)	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(8,931)
Increase/(decrease) in long-term borrowings	(38,158)	--
Dividends paid	--	--

Net cash (used for) provided from financing activities	(38,158)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	797	(62,304)
Share capital increase	--	--

Net cash used for investing activities	(797)	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	19,733	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	70,289	50,556

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2011

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(143,285)	$(15,715)

Net Income	-	-	-	-	-	-	-	-	(386,692)	(386,692)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(494,412)	(494,412)

Balance at December 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(1,024,389)	$(896,819)

TOUCHIT TECHNOLOGIES, INC

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2011

1.	OPERATIONS OF THE COMPANY:

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

11.	TRADE PAYABLES

As of December 31, 2011 and December 31, 2010, trade payables were comprised of the following:

	31.12.2011	31.12.2010

Suppliers	$181,984	$124,745
Totals	$181,984	$124,745

12.	OTHER CURRENT LIABILITIES

As of December 31, 2011 and December 31, 2010, other current liabilities of the following:

	31.12.2011	31.12.2010

Other Current Liabilities	$27,390	$73,233

Total	$27,390	$73,233

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at December 31, 2011 and 2010 is comprised of the following:

	31.12.2011	31.12.2010
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	16,110,000	16,110,000
Ronald George Murphy	16,110,000	16,110,000
Recep Tanisman	0	16,110,000
Total	32,220,000	48,330,000

14.	SALES

The composition of sales by principal for the periods ended December 31, 2011 and 2010 can be summarized as follows:

	31.12.2011	31.12.2010

CleverBoard	$633,225.00	$887,639.00
TouchIT Board 50"	$10,909.00	$34,589.00
TouchIT Board 78"	$333,292.00	$628,105.00
TouchIT Board 80"	$58,031.00	$179,794.00
TouchIT Board 90"	$57,716.00	$121,048.00
Triumph Board 78"		$136,867.00
Triumph Board 50"		$1,244.00
Triumph Board 80"		$53,182.00
Electronic Parts	$416,336.00	$1,023,279.00
Voting Systems	$4,738.00	$153,335.00
Wireless Tablets	$5,500.00	$47,745.00
LCD Components	$615.00	$0.00

Others	$36,710.00	$328,968.00
Delivery Income	$38,871.00
Returns (-)		$(17,914.00)

Total	$1,595,943.00	$3,577,881.00

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended December 31, 2011 and 2010 can be summarized as follows:

	31.12.2011	31.12.2010

Beginning inventory of trade goods
Purchases	$1,397,063	$2,502,037
Ending inventory of trade goods (-)	(55,689)

Total	$1,341,374	$2,502,037

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended December 31, 2011 and 2010 are summarized as follows:

	31.12.2011	31.12.2010

Marketing and Selling Expenses	$578,887	$504,239

Total	$578,887	$504,239

17.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended December 31, 2011 and 2010 are as follows:

	31.12.2011	31.12.2010

General and Administrative Expenses	$356,528	$479,064

Total	$356,528	$479,,064

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years December 31, 2011 and 2010 can be summarized as follows:

	31.12.2011	31.12.2010

Other Income and Expenses	$294,154	$24,094

Total	$294,154	$24,094

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

 TouchIT Technologies, Inc. f.k.a Hotel Management Systems, Inc .

By:	/s/ Andrew Brabin
Andrew Brabin, Chief Financial Officer

January 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Brabin	CEO, Chief Financial Officer, Corporate Secretary, Treasurer, and	January 27, 2014
Andrew Brabin	Director (Principal Financial and Accounting Officer)