Form 10-Q/A
period 2012-03-31
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1 to
Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended March 31, 2012 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

/S/ Edward Richardson Jr., CPA

May 9, 2012

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 31 MARCH 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	NOTE	31/03/12	31/12/11	31/03/11	31/12/10

Cash and cash equivalents	5	3,644	70,289	27,954	50,556
Trade receivables, net	6	97,257	240,867	365,234	705,225
Due from related parties	7	-	-	484,459	863,395
Due from Shareholders		-	-	49,827	50,585
Inventories	8	51,568	55,689	612,991	365,643
Other current assets	9	-		4,561	1,106

Total current assets		152,469	366,845	1,545,026	2,036,510

NON CURRENT ASSETS	10

Property, plant and equipment,net		2,832	1,027	64,051	64,495
Intangible assets, net		-	-	33,403	25,145
Rights		-	-	-	-
Other non current assets		400,000	-	153	3,555

Total non current assets		402,832	1,027	97,607	93,195

TOTAL ASSETS		555,301	367,872	1,642,633	2,129,705

CURRENT LIABILITIES
Borrowings		-	-	587	2,351
Trade payables	11	234,546	181,984	205,295	124,745
Due to shareholders		-	-	60,448	47,257
Due to related parties		342,999	265,318	807,120	1,145,992
Other current liabilities		38,866	27,390	54,209	73,233

Total current liabilities	12	616,411	474,692	1,127,659	1,393,578

NON CURRENT LIABILITIES
Borrowings		380,668	250,000	-	-
Employee termination benefits	13	-	-	1,373	-
Reserve for retirement pay		-	-	-	1,842
Convertible Notes		540,000	540,000	750,000	750,000

Total non current liabilities		920,668	790,000	751,373	751,842

COMMITMENTS AND CONTINGENCIES		-

SHAREHOLDERS' EQUITY
Share capital	14	127,570	127,570	127,570	127,570
Retained earnings		(1,024,390)	(637,698)	(143,285)	(308,463)
Net income / (loss) for the period		(84,958)	(386,692)	(220,684)	173,899

Total shareholders’ equity		(981,778)	(896,820)	(236,399)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY		555,301	367,872	(1,642,633)	3,138,416

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 MARCH 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	NOTE	31/03/12	31/12/11	31/03/11	31/12/10

NET SALES	15	219,882	1,595,943	773,658	3,577,881
COST OF SALES	16	150,256	(1,341,374)	(556,766)	(2,502,037)
Gross profit		59,626	254,569	216,892	1,075,844
MARKETING AND SELLING EXPENSE	17	33,783	(578,887)	(293,399)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	18	110,801	(356,528)	(86,852)	(479,064)
Profit from operations		(84,958)	(680,847)	(163,359)	92,451
OTHER INCOME AND EXPENSES, net	19	--	294,154	(46,836)	24,094
FINANCIAL INCOME AND EXPENSES, net	20	--	--	(1,449)	(8,294)
Profit Loss before taxation and currency translation gain/(loss)		(84,958)	(386,692)	(211,644)	60,063
TAXATION CHARGE		--	--	--	--
Taxation current		--	--	--	--
Deferred		--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)		--	--	(9,039)	60,063
Net income/(loss) for the year		(84,958)	(386,692)	(211,644)	105,115
OTHER COMPREHENSIVE INCOME		--	--	--	--
Total comprehensive income		(84,958)	(386,692)	(220,683)	165,178

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 31 MARCH 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/12	31/12/11	31/03/11	31/12/10
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(84,958)	(346,692)	(220,683)	165,178
Adjustments to reconcile net income to net cash provided	(400,000)	(401,447)
By operating activities:
Depreciation and amortisation	--	--	7,431	17,516
Provision for employee benefit	--	--	(469)	801

Changes in operating assets and liabilities
Trade receivables, net	143,610	1,378,337	339,990	(430,428)
Due from shareholders	--	--	(33,340)	(773,544)
Due from related parties	--	--	379,679
Inventories	4,121	309,953	(217,422)	(17,620)
Other current assets	--	1,106	3,376	98,467
Other non current assets	--	--		331
Trade payables	130,244	322,557	92,934	54,126
Due to shareholders	--	--	(336,735)	54,413
Due to related parties	--	--	(1,330)	392,276
Other current liabilities	11,475	(1,241,442)	(19,024)	(47,386)
Convertible Notes	--	--		750,000

Net cash generated from (used for) operating activities	(195,508)	(17,628)	(5,593)	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		--	(1,764)	(8,931)
Increase/(decrease) in long-term borrowings	130,668	(38,158)	--
Dividends paid		--

Net cash (used for) provided from financing activities	130,668	(38,158)	(1,764)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(1,805)	(797)	(15,245)	(62,304)
intangible assets
Share capital increase		--

Net cash used for investing activities	(1,805)	(797)	(15,245)	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(66,645)	19,733	(22,602)	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	3,644	70,289	27,954	50,556

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED MARCH 31, 2012

											Total
								,		Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock			Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount	Amount	Amount

Balance at December 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-		$-	$(1,024,390)	$(896,820)

Net Income	-	-	-	-	-	-	-		-	(84,958)	(84,958)

Capital Transactions	-	-	-	-	-	-	-		-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-		-	(0)	-

Balance at March 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-		$-	$(1,809,348)	$(981,778)

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

1.	OPERATIONS OF THE COMPANY:

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED MARCH 31, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2012	31/03/2011

NET SALES	219,882	773,658
COST OF SALES	150,256	(556,766)
Gross profit	59,626	216,892
MARKETING AND SELLING EXPENSE	33,783	(293,399)
GENERAL AND ADMINISTRATIVE EXPENSES	110,801	(86,852)
Profit from operations	(84,958)	(163,359)
OTHER INCOME AND EXPENSES, net	--	(46,836)
FINANCIAL INCOME AND EXPENSES, net	--	(1,449)
Profit Loss before taxation and currency translation gain/(loss)	(84,958)	(211,644)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	(9,039)
Net income/(loss) for the year	(84,958)	(211,644)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(84,958)	(220,683)

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

GROSS PROFIT – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, gross profit has decreased by $157,356 from $216,982 to $59,626. This is primarily due to the decrease in sales revenue.

OPERATIONAL LOSS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, operational loss has decreased from $(163,359) to (84,958) a decrease of $78,401. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

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

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT MARCH 31, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	31/03/2012	31/03/2011

Cash and cash equivalents	3,644	27,954
Trade receivables, net	97,257	365,234
Due from related parties	-	484,459
Due from Shareholders	-	49,827
Inventories	51,568	612,991
Other current assets	-	4,561

Total current assets	152,469	1,545,026

NON CURRENT ASSETS

Property, plant and equipment,net	2,832	64,051
Intangible assets, net	-	33,403
Rights	-	-
Other non current assets	400,000	153

Total non current assets	402,832	97,607

TOTAL ASSETS	555,301	1,642,633

CURRENT LIABILITIES
Borrowings	-	587
Trade payables	234,546	205,295
Due to shareholders	-	60,448
Due to related parties	342,999	807,120
Other current liabilities	38,866	54,209

Total current liabilities	616,411	1,127,659

NON CURRENT LIABILITIES
Borrowings	380,668	-
Employee termination benefits	-	1,373
Reserve for retirement pay	-	-
Convertible Notes	540,000	750,000

Total non current liabilities	920,668	751,373

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Retained earnings	(1,028,390)	(143,285)
Net income / (loss) for the period	(84,958)	(220,684)

Total shareholders’ equity	(981,778)	(236,399)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	555,301	(1,642,633)

CURRENT ASSETS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, total current assets have decreased $1,392,557. This decrease is due to a decrease in sales revenue resulting in a decrease in trade receivables. These decreased from $1,545,026 at March 31, 2011 to $152,469atMarch 31, 2012. The company has also decreased its inventory holding moving to a ‘just in time’ supply rather than overstocking which in turn helps cash flow. Monies owed from related parties and from shareholders has also decreased representing a reduction in assets of $534,286

NON-CURRENT ASSETS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, total non-current assets have increased by $305,225. This is mainly due to the recognition of the value of the Full Reporting Public Shell on the Company’s balance sheet.

TOTAL ASSETS – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, total assets have decreased by $1,087,332 from $1,642,633 to $555,301.The reason for the decrease in assets can be attributed to the decrease in Trade Receivables which is directly related to the drop in revenue, the decrease in dues from related parties and shareholders, and the move of production from Turkey to Taiwan.

CURRENT LIABILITIES – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, total current liabilities have decreased by $511,248 from $1,127,659 to $616,411. Trade payables have increased by 13% or $29,251, which can be attributed to a large $100k order from Hoshan in Saudi Arabia which was secured by a letter of credit to our supplier.

NON-CURRENT LIABILITIES - For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011 they have decreased by $169,295 from $920,668 to $751,373. This can be attributed to the Share Purchase Advance brought forward on TouchIT Education’s balance sheet not being shown on TouchIT Technologies Inc now the subsidiary has been closed.

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

As of March 31, 2012, we owed approximately $500,000 in aggregate principal amount and $40,000 in accrued interest.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
MARCH 31, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2012	31/03/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(84,958)	(220,683)
Adjustments to reconcile net income to net cash provided	(400,000)
By operating activities:
Depreciation and amortisation	--	7,431
Provision for employee benefit	--	(469)

Changes in operating assets and liabilities
Trade receivables, net	143,610	339,990
Due from shareholders	--	(33,340)
Due from related parties	--	379,679
Inventories	4,121	(217,422)
Other current assets	--	3,376
Other non current assets	--
Trade payables	130,244	92,934
Due to shareholders	--	(336,735)
Due to related parties	--	(1,330)
Other current liabilities	11,475	(19,024)
Convertible Notes	--

Net cash generated from (used for) operating activities	(195,508)	(5,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings		(1,764)
Increase/(decrease) in long-term borrowings	130,668	--
Dividends paid

Net cash (used for) provided from financing activities	130,668	(1,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(1,805)	(15,245)
intangible assets
Share capital increase

Net cash used for investing activities	(1,805)	(15,245)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(66,645)	(22,602)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	3,644	27,954

NET LOSS FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, NET loss for the period has increased by $135,725 from $(220,683) to (84,958). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, NET cash generated for operating activities was $195,508 compared to $(5,593) which is a increase of $189,915. This can be attributed primarily in the decrease of accrued liabilities which were cancelled following the closure of the Turkish Subsidiaries.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH FLOW FROM FINANCING ACTIVITES – For the first three months of the year, quarter ended March 31, 2012, as compared to the three months ended March 31, 2011, cash flow from financing activities was 130,668 compared to $(1,764) at March 31, 2011. This is due to an increase in long term borrowings.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believe that, as of March 31,2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Andrew Brabin Chief Executive Officer Dated: January 27, 2014