Form 10-Q/A
period 2012-06-30
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1 to
Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended June 30, 2012 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

/S/ Edward Richardson Jr., CPA

July 22, 2012

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 30 JUNE 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2012	31/12/2011	30/06/2011	31/12/2010

Cash and cash equivalents	15,584	70,289	1,239	50,556
Trade receivables, net	122,194	240,867	5,060	705,225
Due from related parties	-	-	655,135	863,395
Due from Shareholders	-	-	41,955	50,585
Inventories	32,419	55,689	571,586	365,643
Other current assets			4,223	1,106

Total current assets	170,196	366,845	1,279,198	2,036,510

NON CURRENT ASSETS

Property, plant and equipment,net	2,032	1,027	59,530	64,495
Intangible assets, net		-	18,426	25,145
Rights		-	-	-
Other non current assets	400,000	-	12,763	3,555

Total non current assets	402,032	1,027	90,719	93,195

TOTAL ASSETS	572,228	367,872	1,369,917	2,129,705

CURRENT LIABILITIES
Borrowings	-	-	-	2,351
Trade payables	478,171	181,984	104,721	124,745
Due to shareholders	-	-	188,293	47,257
Due to related parties	-	265,318	878,822	1,145,992
Other current liabilities	47,260	27,390	68,463	73,233

Total current liabilities	525,431	474,692	1,240,299	1,393,578

NON CURRENT LIABILITIES
Borrowings	71,841	250,000	-	-
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	1,842
Convertible Notes	(583,200)	540,000	750,000	750,000

Total non current liabilities	655,041	790,000	751,078	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570	127,570	127,570
Retained earnings	(1,103,654)	(637,698)	(143,285)	(308,463)
Net income / (loss) for the period	(92,092)	(386,692)	(605,745)	173,899

Total shareholders’ equity	(608,244)	(896,820)	(621,460)	(7,004)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	572,228	367,872	1,369,917	3,138,416

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 JUNE 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	31/12/2011	30/06/2011	31/12/2010

NET SALES	505,685	1,595,943	914,867	3,577,881
COST OF SALES	353,002	(1,341,374)	(832,401)	(2,502,037)
Gross profit	152,683	254,569	82,466	1,075,844
MARKETING AND SELLING EXPENSE	37,458	(578,887)	(427,851)	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	208,517	(356,528)	(123,057)	(479,064)
Profit from operations	(93,292)	(680,847)	(468,442)	92,451
OTHER INCOME AND EXPENSES ,net	1,200	294,154	(46,344)	24,094
FINANCIAL INCOME AND EXPENSES, net	--	--	(28,433)	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(92,092)	(386,692)	(605,745)	60,063
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	60,063
Net income/(loss) for the year	(92,092)	(386,692)	(605,745)	105,115
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	(92,092)	(386,692)	(605,745)	165,178

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 30 JUNE 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	31/12/2011	30/06/2011	31/12/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(92,092)	(346,692)	(605,745)	165,178
Prior Period Adjustments	(436,865)	(401,447)
Adjustments to reconcile net income to net cash provided		6,615	--	--
By operating activities:
Depreciation and amortisation	--	--	14,357	17,516
Provision for employee benefit	--	--	(764)	801

Changes in operating assets and liabilities
Trade receivables, net	118,674	1,378,337	700,165	(430,428)
Due from shareholders	--	--	1,047	(773,544)
Due from related parties	--	--	215,844	--
Inventories	23,270	309,953	(205,944)	(17,620)
Other current assets	--	1,106	(3,117)	98,467
Other non current assets	--	--	(3,117)	331
Trade payables	30,869	322,557	(7,640)	54,126
Due to shareholders	--	--	45,912	54,413
Due to related parties	--	--	(184,430)	392,276
Other current liabilities	19,870	(1,241,442)	(4,770)	(47,386)
Convertible Notes		--	--	750,000

Net cash generated from (used for) operating activities	(293,074)	(17,628)	(31,721)	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--	(2,351)	(8,931)
Increase/(decrease) in long-term borrowings	281,774	(38,158)	--	--
Dividends paid	--	--	--	--

Net cash (used for) provided from financing activities	281,774	(38,158)	(2,351)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(205)	(797)	(15,245)	(62,304)
intangible assets		--	--	--
Share capital increase		--	--	--

Net cash used for investing activities	(205)	(797)	(15,245)	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(54,705)	(797)	(49,317)	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	50,556	54,845

CASH AND BANKS AT END OF THE PERIOD	15,584	70,289	1,239	50,556

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED 30 JUNE 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	55,839,419	$127,570	$-	$-	55,839,419	$416,733	-	$-	$(1,109,348)	$(565,045)

Net Income	-	-	-	-	-	-	-	-	(48,893)	(48,893)

Capital Transactions	18,350,000	-	-	-	18,350,000	-	-	-	(0)	(0)

Prior Period Adjustments	-	-	-	-	-	-	-	-	5,694	(5,698)

Balance at June 30, 2012	74,189,419	$127,570	$-	$-	74,189,419	$416,733	-	$-	$(1,152,547)	$(608,244)

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

	30.06.2012	30.06.2011

Reserve for Employment Termination	$0	$0

Total	$0	$0

14.           CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at June 30, 2012 and 2011 is comprised of the following:

	30.06.2012	30.06.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	23,610,000	16,110,000
Ronald George Murphy	23,610,000	16,110,000
Recep Tanisman	0	16,110,000

Total Insider Holdings	47,220,000	48,330,000
Total Outstanding	74,189,419	64,549,419

15.           SALES

The composition of sales by principal for the periods ended June 30, 2012 and 2011 can be summarized as follows:

	30.06.2012	30.06.2011

CleverBoard	$31,925	$337,124
Document Camera	$1,824	$0
Electronic Parts	$0	$416,336
LCD Duo 32"	$2,998	$0
LCD Duo 42"	$15,343	$0
LCD Duo 55"	$56,782	$0
LCD Duo 65"	$90,561.74	$0
LCD Duo Pro 55"	$7,998	$0
LCD Duo Pro 65"	$5,999	$0
Stand IWB (Manual)	$5,362	$0
Stand LCD (Man)	$3,521.25	$0
Total Tablet	$2,455	$5,500
TouchIT Board 50"	$2,256	$9,639
TouchIT Board 78"	$127,862	$119,122
TouchIT Board 80"	$53,365	$39,446
TouchIT Board 90"	$41,316	$22,811
TouchIT Fusion 42"	$4,999	$0
TouchIT Fusion 55"	$5,499	$0
TouchIT Stand	$675	$0
Wall Mount 42" 55"	$645	$0
Wall Mount 65" to 70"	$2,985	$0
Voting	$0	$4,738
Other	$41314.01	$6,764
Returns	$0	$(46,613)

	$505,685	$914,867

16.          COST OF SALES

The composition of cost of sales by principal for the periods ended June 30, 2012 and 2011 can be summarized as follows:

	30.06.2012	30.06.2011

Purchases	$353,002	$832,401

Total	$353,002	$832,401

17.          MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended June 30, 2102 and 2011 are summarized as follows:

	30.06.2012	30.06.2011

Marketing and Selling Expenses	$37,458	$427,851

Total	$37,458	$427,851

18.          GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended June 30, 2012 and 2011 are as follows:

	30.06.2012	30.06.2011

General and Administrative Expenses	$208,517	$123,057

Total	$208,517	$123,057

19.          OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years June 30, 2011 and 2012 can be summarized as follows:

	31.06.2012	31.06.2011

Other Income and Expenses	$1,200	$(46,344)

Total	$1,200	$(46,344)

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED JUNE 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	30/06/2011

NET SALES	505,685	914,867
COST OF SALES	353,002	(832,401)
Gross profit	152,683	82,466
MARKETING AND SELLING EXPENSE	37,458	(427,851)
GENERAL AND ADMINISTRATIVE EXPENSES	208,517	(123,057)
Profit from operations	(93,293)	(468,442)
OTHER INCOME AND EXPENSES, net	1,200	(46,344)
FINANCIAL INCOME AND EXPENSES, net	--	(28,433)
Profit Loss before taxation and currency translation gain/(loss)	(92,093)	(605,745)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	(92,093)	(605,745)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(92,093)	(605,745)

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

OPERATIONAL LOSS – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, operational loss has increased from $(123,057) to $(93,293) an increase of $29,764. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/06/2012	30/06/2012

MARKETING AND SELLING EXPENSE	$37,458	$427,851
As a percentage of revenue	7%	47%
GENERAL AND ADMINISTRATIVE EXPENSES	$208,317	$123,057
As a percentage of revenue	41%	4%

NET LOSS FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, NET loss for the period has increased by $513,652 from $(605,745) to $(92,093). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT JUNE 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2012	30/06/2011

Cash and cash equivalents	15,584	1,239
Trade receivables, net	122,194	5,060
Due from related parties	-	655,135
Due from Shareholders	-	41,955
Inventories	32,419	571,586
Other current assets		4,223

Total current assets	170,196	1,279,198

NON CURRENT ASSETS

Property, plant and equipment,net	2,032	59,530
Intangible assets, net		18,426
Rights		-
Other non current assets	400,000	12,763

Total non current assets	402,032	90,719

TOTAL ASSETS	572,228	1,369,917

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	143,672	104,721
Due to shareholders	-	188,293
Due to related parties	324,499	878,822
Other current liabilities	47,260	68,463

Total current liabilities	525,431	1,240,299

NON CURRENT LIABILITIES
Borrowings	71,841	-
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Convertible Notes	583,200	750,000

Total non current liabilities	655,041	751,078

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(1,103,654)	(143,285)
Net income / (loss) for the period	(48,893)	(605,745)

Total shareholders’ equity	(608,244)	(621,460)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	572,228	1,369,917

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

NON-CURRENT LIABILITIES - For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011 they have decreased by $679,237 from $751,078 to $655,041. This can be attributed to the Share Purchase Advance brought forward on TouchIT Education’s balance sheet not being shown on TouchIT Technologies Inc now the subsidiary has been closed.

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

As of June 30, 2012, we owed approximately $500,000 in aggregate principal amount and $83,200 in accrued interest.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
JUNE 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2012	30/06/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(92,092)	(605,745)
Prior Period Adjustments	(436,865)
Adjustments to reconcile net income to net cash provided		--
By operating activities:
Depreciation and amortisation	--	14,357
Provision for employee benefit	--	(764)

Changes in operating assets and liabilities
Trade receivables, net	118,674	700,165
Due from shareholders	--	1,047
Due from related parties	--	215,844
Inventories	23,270	(205,944)
Other current assets	--	(3,117)
Other non current assets	--	(3,117)
Trade payables	30,869	(7,640)
Due to shareholders	--	45,912
Due to related parties	--	(184,430)
Other current liabilities	19,870	(4,770)
Convertible Notes		--

Net cash generated from (used for) operating activities	(293,074)	(31,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	(2,351)
Increase/(decrease) in long-term borrowings	281,774	--
Dividends paid	--	--

Net cash (used for) provided from financing activities	281,774	(2,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(205)	(15,245)
intangible assets		--
Share capital increase		--

Net cash used for investing activities	(205)	(15,245)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(54,705)	(49,317)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	15,584	1,239

NET LOSS FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, NET loss for the period has increased by $556,853 from $(605,745) to $(48,892). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

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

CASH FLOW FROM FINANCING ACTIVITES – For the first six months of the year, quarter ended June 30, 2012, as compared to the six months ended June 30, 2011, cash flow from financing activities was $281,774 compared to $(2,351) at June 30, 2011. This is due to an increase in long term borrowings.

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