Form 10-Q/A
period 2012-09-30
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended September 30, 2012 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

/S/ Edward Richardson Jr., CPA

November 7, 2012

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 30 SEPTEMBER 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/12	31/12/11	30/09/11	31/12/10

Cash and cash equivalents	10,596	70,289	65,974	50,556
Trade receivables, net	216,796	240,867	-	705,225
Due from related parties	-	-	-	863,395
Due from Shareholders	-	-	-	50,585
Inventories	83,783	55,689	107,133	365,643
Other current assets	-	-	-	1,106

Total current assets	311,175	366,845	173,107	2,036,510

NON CURRENT ASSETS

Property, plant and equipment,net	6,930	1,027	230	64,495
Intangible assets, net		-	-	25,145
Rights		-	-	-
Other non current assets	400,000	-	-	3,555

Total non current assets	406,930	1,027	230	93,195

TOTAL ASSETS	718,105	367,872	173,337	2,129,705

CURRENT LIABILITIES
Borrowings	-	-	-	2,351
Trade payables	314,372	181,984	174,355	124,745
Due to shareholders	-	-	-	47,257
Due to related parties	289,449	265,318	265,318	1,145,992
Other current liabilities	81,788	27,390	-	73,233

Total current liabilities	685,609	474,692	439,673	1,393,578

NON CURRENT LIABILITIES
Borrowings	-	250,000	104,917	-
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	1,842
Convertible Notes	583,200	540,000	-	750,000

Total non current liabilities	583,200	790,000	104,917	751,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	127,570	127,570
Paid in Excess	416,733
Retained earnings	(520,455)	(637,698)	(143,285)	(308,463)
Net income / (loss) for the period	8,647	(346,692)	(355,538)	173,899

Total shareholders’ equity	32,495	(386,820)	(371,253)	(7,004)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	718,105	(911,253)	173,337	3,138,416

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 SEPTEMBER 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	31/12/2011	30/09/2011	31/12/2010

NET SALES	983,949	1,595,943	1,150,427	3,577,881
COST OF SALES	685,489	(1,341,374)	1,024,118	(2,502,037)
Gross profit	298,460	254,569	126,309	1,075,844
MARKETING AND SELLING EXPENSE	46,382	(578,887)	437,851	(504,329)
GENERAL AND ADMINISTRATIVE EXPENSES	291,822	(356,528)	279,900	(479,064)
Profit from operations	(39,743)	(680,847)	(591,442)	92,451
OTHER INCOME AND EXPENSES, net	5,190	294,154	57,876	24,094
FINANCIAL INCOME AND EXPENSES, net	--	--	178,028	(8,294)
Profit Loss before taxation and currency translation gain/(loss)	(34,553)	(386,692)	(355,538)	60,063
TAXATION CHARGE		--	--	--
Taxation current		--	--	--
Deferred		--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)		--	--	60,063
Net income/(loss) for the year	(34,553)	(386,692)	(355,538)	105,115
OTHER COMPREHENSIVE INCOME		--	--	--
Total comprehensive income	(34,553)	(386,692)	(355,538)	165,178

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 30 SEPTEMBER 2012 & 2011 AND YEARS ENDED 31 DECEMBER 2011 & 2010
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	31/12/2011	30/09/2011	31/12/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(34,553)	(386,692)	(355,537)	165,178
Prior Period Adjustments	(436,865)	(401,447)	(492,937)
Adjustments to reconcile net income to net cash provided		--	--	--
By operating activities:	(471,418)	0	36,697.93	17,516
Depreciation and amortisation		--	--
Provision for employee benefit		--	--	801

Changes in operating assets and liabilities
Trade receivables, net	24,072	1,378,337	1,619,205	(430,428)
Due from shareholders	--	--	--	(773,544)
Due from related parties	--	--	--	--
Inventories	(28,095)	309,953	258,510	(17,620)
Other current assets	--	1,106	1,335	98,467
Other non current assets	--	--	--	331
Trade payables	156,519	322,557	314,928	54,126
Due to shareholders	--	--	--	54,413
Due to related parties	--	--	--	392,276
Other current liabilities	54,399	(1,241,442)	(1,268,833)	(47,386)
Convertible Notes		--	--	750,000

Net cash generated from (used for) operating activities	(264,523)	(17,628)	36,670.93	67,197

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	209,933	--	--	(8,931)
Increase/(decrease) in long-term borrowings		(38,158)	(103,709)	--
Dividends paid		--	--	--

Net cash (used for) provided from financing activities	209,933	(38,158)	(103,709)	(8,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(5,103)	(797)	82,457	(62,304)
intangible assets		--	--	--
Share capital increase		--	--	--

Net cash used for investing activities	(5,103)	(797)	82,457	(62,304)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(59,693)	19,733	50,556	(4,289)

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556	15,418	54,845

CASH AND BANKS AT END OF THE PERIOD	10,596	70,289	65,974	50,556

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Retained Earnings	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(1,152,547)	$(608,244)

Net Income	-	-	-	-	-	-	-	-	(34,553)	(34,553)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(92,092)	(92,092)

Balance at September 30, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(1,095,008)	$(550,704)

TOUCHIT TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

1.	OPERATIONS OF THE COMPANY:

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

The composition of general and administrative expenses by the principal operations for the periods ended September 30, 2012 and September 30, 2011 are as follows:

	30.09.2012	30.09.2011

General and Administrative Expenses	$291,822	$339,899

Total	$291,822	$339,899

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years September 30, 2012 and September 30, 2011 can be summarized as follows:

	30.09.2012	30.09.2011

Other Income	$5,190	$235,904

Total	$5,190	$235,904

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	30/09/2011

NET SALES	983,949	1,150,427
COST OF SALES	685,489	1,024,118
Gross profit	298,460	126,309
MARKETING AND SELLING EXPENSE	46,382	437,851
GENERAL AND ADMINISTRATIVE EXPENSES	291,822	339,899
Profit from operations	(39,743)	(631,442)
OTHER INCOME AND EXPENSES, net	5,190	57,876
FINANCIAL INCOME AND EXPENSES, net	--	178,028
Profit Loss before taxation and currency translation gain/(loss)	(34,553)	(395,537)
TAXATION CHARGE		--
Taxation current		--
Deferred		--
CURRENCY TRANSLATION GAIN/(LOSS)		--
Net income/(loss) for the year	(34,553)	(395,537)
OTHER COMPREHENSIVE INCOME		--
Total comprehensive income	(34,553)	(395,537)

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

OPERATIONAL LOSS – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, operational loss has decreased from $631,442 to $39,743 an decrease of $591,6998. This can be attributed to the decrease in revenues.

	30/09/2012	30/09/2012

MARKETING AND SELLING EXPENSE	$46,382	$437,851
As a percentage of revenue	5%	38%
GENERAL AND ADMINISTRATIVE EXPENSES	$291,822	$279,900
As a percentage of revenue	30%	24%

NET LOSS FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, NET loss for the period has decreased by $360,984 from $(395,537) to $34,553. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase, and also the shift in sales to the more profitable LCD/LED product lines.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT SEPTEMBER 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2012	30/09/2011

Cash and cash equivalents	10,596	65,974.00
Trade receivables, net	216,796	-
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	83,783	107,133.00
Other current assets	-	-

Total current assets	311,175	173,107.00

NON CURRENT ASSETS

Property, plant and equipment, net	6,930	230.00
Intangible assets, net		-
Rights		-
Other non current assets	400,000	-

Total non current assets	406,930	230.00

TOTAL ASSETS	718,105	173,337.00

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	314,372	174,355.00
Due to shareholders	-	-
Due to related parties	289,449	265,318.00
Other current liabilities	81,788	-

Total current liabilities	685,609	439,673.00

NON CURRENT LIABILITIES
Borrowings	-	644,917
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Convertible Notes	583,200	-

Total non current liabilities	583,200	644,917

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Paid in Excess	416,733
Retained earnings	(1,060,455)	(642,885)
Net income / (loss) for the period	(34,553)	(395,538)

Total shareholders’ equity	550,704	(371,253)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	718,105	173,337

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

NON-CURRENT LIABILITIES - For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011 they have decreased by $61,717 from $644,917 to $583,200. This can be attributed to the company paying off its long term debt and restructuring its line of credit.

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

As of September 30, 2012, we owed approximately $500,000 in aggregate principal amount and $83,200 in accrued interest.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
SEPTEMBER 30, 2012 & 2011

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2012	30/09/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(34,553)	(395,537)
Prior Period Adjustments	(436,865)	(492,937)
Adjustments to reconcile net income to net cash provided		--
By operating activities:	(471,418)	36,671
Depreciation and amortisation		--
Provision for employee benefit		--

Changes in operating assets and liabilities
Trade receivables, net	24,072	1,619,205
Due from shareholders	--	--
Due from related parties	--	--
Inventories	(28,095)	258,510
Other current assets	--	1,335
Other non current assets	--	--
Trade payables	156,519	314,928
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	54,399	(1,268,833)
Convertible Notes		--

Net cash generated from (used for) operating activities	(264,523)	36,671

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	209,933	--
Increase/(decrease) in long-term borrowings		(103,709)
Dividends paid		--

Net cash (used for) provided from financing activities	209,933	(646,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and	(5,103)	92,735
intangible assets		--
Share capital increase		--

Net cash used for investing activities	(5,103)	92,735

NET INCREASE / (DECREASE) IN CASH AND BANKS	(59,693)	50,556

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	15,418

CASH AND BANKS AT END OF THE PERIOD	10,596	65,974

NET LOSS FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, NET loss for the period has decreased by $60,984 from $(395,537) to ($34,553). This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase, and also the shift in sales to the more profitable LCD/LED product lines.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first nine months of the year, quarter ended September 30, 2012, as compared to the nine months ended September 30, 2011, NET cash used for operating activities was $(264,523) compared to net cash generated from operating activities of $36,671, which is an increase of $227,852. This can be attributed primarily in the decrease of accrued liabilities which were cancelled following the closure of the Turkish Subsidiaries.

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

101.DEF tucn-20120930_def.xml XBRL Taxonomy Extension Definition Linkbase Document

101.LAB tucn-20120930_lab.xml XBRL Taxonomy Extension Labels Linkbase Document

101.PRE tucn-20120930_pre.xml XBRL Taxonomy Extension Presentation Linkbase Document

PART III – REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

TouchIT Technologies, Inc.

By:	/s/ Andrew Brabin
Andrew Brabin Chief Executive Officer Dated: January 27, 2014