Form 10-Q/A
period 2013-03-31
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended March 31, 2013 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

/S/ Edward Richardson Jr., CPA

May 10, 2013

TOUCHIT TECHNOLOGIES INC
BALANCE SHEET
FOR THE PERIODS ENDED 31 MARCH 2013 & 2012 AND YEARS ENDED 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	31/03/2013	31/12/2012	31/03/2012	31/12/2011

Cash and cash equivalents	40,365	6,413	3,644	70,289
Trade receivables, net	70,256	64,170	97,257	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	101,360	111,461	51,568	55,689
Other current assets			-

Total current assets	211,981	182,043	152,469	366,845

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	6,076	2,832	1,027
Other Assets	-			-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	405,353	406,076	402,832	1,027

TOTAL ASSETS	617,334	588,119	555,301	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	208,597	274,352	234,546	181,984
Due to shareholders	-	-	-	-
Due to related parties	223,499	261,499	342,999	265,318
Other current liabilities	105,844	11,310	38,866	27,390

Total current liabilities	537,941	547,161	616,411	474,692

NON CURRENT LIABILITIES
Borrowings	-	-	380,668	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Convertible Notes	583,200	583,200	540,000	540,000

Total non current liabilities	583,200	583,200	920,668	790,000

COMMITMENTS AND CONTINGENCIES			-

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303	127,570	127,570
Retained earnings	(1,051,115)	(1,061,404)	(1,024,390)	(637,698)
Net income / (loss) for the period	35,430	(25,141)	(84,958)	(386,692)

Total shareholders’ equity	(503,807)	(542,241)	(981,778)	(896,820)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	617,334	588,119	555,301	367,872

TOUCHIT TECHNOLOGIES INC
STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 MARCH 2013 & 2012 AND YEARS ENDED 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/12/2012	31/03/2012	31/12/2011

NET SALES	376,611	1,287,709	219,882	1,595,943
COST OF SALES	267,066	885,021	150,256	(1,341,374)
Gross profit	109,545	402,688	59,626	254,569
MARKETING AND SELLING EXPENSE	6,334	112,304	33,783	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	76,802	319,399	110,801	(356,528)
Profit from operations	26,409	(29,442)	(84,958)	(680,847)
OTHER INCOME AND EXPENSES,net	9,021	4,301	--	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	35,430	(25,141)	(84,958)	(386,692)
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	--
Net income/(loss) for the year	35,430	(25,141)	(84,958)	(386,692)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	35,430	(25,141)	(84,958)	(386,692)

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CASH FLOW
FOR THE PERIODS ENDED 31 MARCH 2013 & 2012 AND YEARS ENDED 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/12/2012	31/03/2012	31/12/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	35,430	(25,141)	(84,958)	(386,692)
Adjustments to reconcile net income to net cash provided	3,006	(439,207)	(400,000)	(401,447)
By operating activities:
Depreciation and amortisation	723	427	--	--
Provision for employee benefit	--	--	--	--

Changes in operating assets and liabilities
Trade receivables, net	(6,087)	176,698	143,610	1,378,337
Due from shareholders	--	--	--	--
Due from related parties	--	--	--	--
Inventories	10,100	(55,772)	4,121	309,953
Other current assets	--	--	--	1,106
Other non current assets	--	--	--	--
Trade payables	146,306	(172,949)	130,244	322,557
Due to shareholders	--	--	--	--
Due to related parties	--	--	--	--
Other current liabilities	105,973	(16,080)	11,475	(1,241,442)
Convertible Notes		--	--	--

Net cash generated from (used for) operating activities	295,451	(532,024)	(195,508)	(17,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--		--
Increase/(decrease) in long-term borrowings	(261,499)	471,432	130,668	(38,158)
Dividends paid	--	--		--

Net cash (used for) provided from financing activities	(261,499)	471,432)	130,668	(38,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(3,284)	(1,805)	(797)
Share capital increase				--

Net cash used for investing activities	--	(3,284)	(1,805)	(797)

NET INCREASE / (DECREASE) IN CASH AND BANKS	33,952	(63,876)	(66,645)	19,733

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	40,365	6,413	3,644	70,289

TOUCHIT TECHNOLOGIES INC
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED 31 MARCH 2013
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

						Total
					Retained	Stockholder's
	Common Stock		Paid-in Capital		Earnings	Equity
	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	47,220,000	$127,570	47,220,000	$416,733	$(1,086,545)	$(542,241)

Net Income	-	-	-	-	35,430	35,430

Capital Transactions	-	-	-	(36,875)	-	(36,875)

Prior Period Adjustments	-	-	-	-	39,881	39,880

Balance at March 31, 2012	47,220,000	$127,570	47,220,000	379,858	$(1,011,234)	$(503,807)

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

OPERATIONAL PROFIT – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, operational profit has increased from an operational loss of $(84,958) to an operational profit of $35,430, an increase of $49,528. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/03/2013	30/03/2012

MARKETING AND SELLING EXPENSE	(6,334)	(33,783)
As a percentage of revenue	2%	15%
GENERAL AND ADMINISTRATIVE EXPENSES	(76,802)	(110,801)
As a percentage of revenue	20%	50%

NET INCOME FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, NET income for the period has increased by $49,528 from a net loss of $(84,958) to a net profit of $35,430. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT MARCH 31, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)
CURRENT ASSETS	31/03/2013	31/03/2012

Cash and cash equivalents	40,365	3,644
Trade receivables, net	70,256	97,257
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	101,360	51,568
Other current assets		-

Total current assets	211,981	152,469

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	2,832
Other Assets	-
Other non current assets	400,000	400,000

Total non current assets	405,353	402,832

TOTAL ASSETS	617,334	555,301

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	208,597	234,546
Due to shareholders	-	-
Due to related parties	223,499	342,999
Other current liabilities	105,844	38,866

Total current liabilities	537,941	616,411

NON CURRENT LIABILITIES
Borrowings	-	380,668
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Convertible Notes	583,200	583,200

Total non current liabilities	583,200	920,668

COMMITMENTS AND CONTINGENCIES		-

SHAREHOLDERS' EQUITY
Share capital	507,428	127,570
Retained earnings	(1,061,404)	(1,024,390)
Net income / (loss) for the period	(25,141)	(84,958)

Total shareholders’ equity	(542,141)	(981,778)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	617,334	555,301

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

NON-CURRENT LIABILITIES - For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012 they have decreased by $337,468 from $920,668 to $583,200. This can be attributed to the Convertible Notes and restructure of the Company’s finances in terms of the receivables line it currently holds with Bibby International.

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

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
MARCH 31, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	31/03/2013	31/03/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	35,430	(84,958)
Adjustments to reconcile net income to net cash provided	3,006	(400,000)
By operating activities:
Depreciation and amortisation	723	--
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	(6,087)	143,610
Due from shareholders	--	--
Due from related parties	--	--
Inventories	10,100	4,121
Other current assets	--	--
Other non current assets	--	--
Trade payables	146,306	130,244
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	105,973	11,475
Convertible Notes		--

Net cash generated from (used for) operating activities	295,451	(195,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--
Increase/(decrease) in long-term borrowings	(261,499)	130,668
Dividends paid	--

Net cash (used for) provided from financing activities	(261,499)	130,668

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(1,805)
Share capital increase

Net cash used for investing activities	--	(1,805)

NET INCREASE / (DECREASE) IN CASH AND BANKS	33,952	(66,645)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	40,365	3,644

NET INCOME FOR THE PERIOD – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, NET income for the period has increased by $120,388 from $(84,958) to $35,430. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first three months of the year, quarter ended March 31, 2013, as compared to the three months ended March 31, 2012, NET cash generated for operating activities was $295,451 compared to net cash used by operating activities of $195,508 which is a increase of $99,943. This can be attributed primarily in the decrease of accrued liabilities.

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