Form 10-Q/A
period 2013-06-30
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q/A
Amendment Number 4

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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended June 30, 2013 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES, INC
   BALANCE SHEETS
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2013	31/12/2012	30/06/2012	31/12/2011

Cash and cash equivalents	9,722	6,413	15,584	70,289
Trade receivables, net	201,339	64,170	122,194	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	68,829	111,461	32,419	55,689
Other current assets

Total current assets	279,890	182,043	170,196	366,845

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	6,076	2,032	1,027
Other Assets	-			-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	405,353	406,076	402,032	1,027

TOTAL ASSETS	685,243	588,119	572,228	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	218,517	274,352	143,672	181,984
Due to shareholders	-	-	-	-
Due to related parties	189,499	261,499	324,499	265,318
Other current liabilities	153,808	11,310	47,260	27,390

Total current liabilities	561,824	547,161	525,431	474,692

NON CURRENT LIABILITIES
Borrowings	-	-	71,841	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Convertible Notes	629,856	583,200	583,200	540,000

Total non current liabilities	629,856	583,200	655,041	790,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303	544,303	127,570
Retained earnings	(1,047,613)	(1,061,404)	(1,103,654)	(637,698)
Net income / (loss) for the period	33,748	(25,141)	(92,092)	(386,692)

Total shareholders’ equity	(506,437)	(542,141)	(608,244)	(896,820)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	685,243	588,119	572,228	367,872

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED 30 JUNE 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	3 Months Ended June 30 2013	3 Months Ended June 30 2012	6 Months Ended June 30 2013	6 Months Ended June 30 2012

NET SALES	423,578	285,803	800,189	505,685
COST OF SALES	283,423	202,746	550,489	353,002
Gross profit	140,155	93,057	249,700	152,683
MARKETING AND SELLING EXPENSE	8,383	3,675	14,717	37,458
GENERAL AND ADMINISTRATIVE EXPENSES	133,453	97,716	210,255	208,517
Profit from operations	(1,681)	(8,335)	24,727	(93,292)
OTHER INCOME AND EXPENSES,net	--	1,200	9,021	1,200
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	(1,681)	(7,135)	33,748	(92,092)
TAXATION CHARGE	--	--	--	--
Taxation current	--	--	--	--
Deferred	--	--	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--	--	--
Net income/(loss) for the Period	(1,681)	(7,135)	33,748	(92,092)
OTHER COMPREHENSIVE INCOME	--	--	--	--
Total comprehensive income	(1,681)	(7,135)	33,748	(92,092)

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 30 JUNE 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	6 Months Ended June 30 2013	6 Months Ended June 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	33,748	(92,092)
Adjustments to reconcile net income to net cash provided	0	(436,865)
By operating activities:
Depreciation and amortisation	723
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	(137,169)	118,674
Due from shareholders	--	--
Due from related parties	--	--
Inventories	42,632	23,270
Other current assets	--	--
Other non current assets	--	--
Trade payables	133,664	30,869
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	142,498	19,870
Convertible Notes

Net cash generated from (used for) operating activities	218,152	(293,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(214,843)	--
Increase/(decrease) in long-term borrowings		281,774
Dividends paid	--	--

Net cash (used for) provided from financing activities	(214,843)	281,774

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(205)
Share capital increase

Net cash used for investing activities	--	(205)

NET INCREASE / (DECREASE) IN CASH AND BANKS	3,309	(54,705)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	9,722	15,584

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED JUNE 30, 2013 AND 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	228,064,419	$127,570	$-	$-	228,064,419	$379,858	-	$-	$(1,011,234)	$(542,241)

Net Income	-	-	-	-	-	-	-	-	33,748	33,748

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	36,379	2,056

Balance at June 30, 2013	228,064,419	$127,570	$-	$-	228,064,419	379,858	-	$-	$(1,013,865)	$(506,437)

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	55,839,419	$127,570	$-	$-	55,839,419	$416,733	-	$-	$(1,109,348)	$(565,045)

Net Income	-	-	-	-	-	-	-	-	(48,893)	(48,893)

Capital Transactions	18,350,000	-	-	-	18,350,000	-	-	-	(36,065)	(36,065)

Prior Period Adjustments	-	-	-	-	-	-	-	-	5,694	5,694

Balance at June 30, 2012	228,064,419	$127,570	$-	$-	74,189,419	$416,733	-	$-	$(1,142,547)	$(608,244)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED JUNE 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	36/06/2013	30/06/2012

NET SALES	800,189	505,685
COST OF SALES	550,489	353,002
Gross profit	249,700	152,683
MARKETING AND SELLING EXPENSE	14,717	37,458
GENERAL AND ADMINISTRATIVE EXPENSES	210,255	208,517
Profit from operations	24,727	(93,292)
OTHER INCOME AND EXPENSES,net	9,021	1,200
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	33,748	(92,092)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	33,748	(92,092)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	33,748	(92,092)

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

OPERATIONAL PROFIT – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, operational profit has increased from a net loss of $(93,292) to a net profit of $24,727, an increase of $68,565. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/06/2013	30/06/2012

MARKETING AND SELLING EXPENSE	$14,717	$37,458
As a percentage of revenue	2%	7%
GENERAL AND ADMINISTRATIVE EXPENSES	$210,255	$208,517
As a percentage of revenue	26%	41%

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, NET income for the period has increased by $58,344 from a net loss of $(92,092) to a net profit of $33,748. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT JUNE 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/06/2013	30/06/2012

Cash and cash equivalents	9,722	15,584
Trade receivables, net	201,339	122,194
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	68,829	32,419
Other current assets

Total current assets	279,890	170,196

NON CURRENT ASSETS

Property, plant and equipment,net	5,353	2,032
Other Assets	-
Other non current assets	400,000	400,000

Total non current assets	405,353	402,032

TOTAL ASSETS	685,243	572,228

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	218,517	143,672
Due to shareholders	-	-
Due to related parties	189,499	324,499
Other current liabilities	153,808	47,260

Total current liabilities	561,824	525,431

NON CURRENT LIABILITIES
Borrowings	-	71,841
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Convertible Notes	629,856	583,200

Total non current liabilities	629,856	655,041

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	507,428	544,303
Retained earnings	(1,047,613)	(1,103,654)
Net income / (loss) for the period	33,748	(48,893)

Total shareholders’ equity	(506,437)	(608,244)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	685,243	572,228

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

NON-CURRENT LIABILITIES - For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012 they have decreased by $25,185 from $655,041 to $629,856. This can be attributed to a reduction in Company borrowings.

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

As of June 30, 2013, we owed approximately $500,000 in aggregate principal amount and $129,856 in accrued interest.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
JUNE 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/06/2013	30/06/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	33,748	(92,092)
Adjustments to reconcile net income to net cash provided	2,056	(436,865)
By operating activities:
Depreciation and amortisation	723
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	(137,169)	118,674
Due from shareholders	--	--
Due from related parties	--	--
Inventories	42,632	23,270
Other current assets	--	--
Other non current assets	--	--
Trade payables	133,664	30,869
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	142,498	19,870
Convertible Notes

Net cash generated from (used for) operating activities	(218,152)	(293,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(214,843)	--
Increase/(decrease) in long-term borrowings		281,774
Dividends paid	--	--

Net cash (used for) provided from financing activities	(214,843)	238,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	--	(205)
Share capital increase

Net cash used for investing activities	--	(205)

NET INCREASE / (DECREASE) IN CASH AND BANKS	3,309	(54,705)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	9,722	15,584

NET INCOME FOR THE PERIOD – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, NET income for the period has increased by $37,205 from a net loss of $(92,092) to a net profit of $33,748. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

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

CASH FLOW FROM FINANCING ACTIVITES – For the first six months of the year, quarter ended June 30, 2013, as compared to the six months ended June 30, 2012, cash flow used by financing activities was $(214,843) compared to cash flow from financing activities of $238,574 at June 30, 2012. This was due to the restructuring of our credit lines and the switch from TCA’s structure to that of our current Lender BITF.

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