Form 10-Q/A
period 2013-09-30
TouchIT Technologies, Inc.
filed 2014-01-28
CIK 1436229

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

This amendment no. 1 to Quarterly Report on Form 10-Q for period ended September 30, 2013 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January __, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

PART I - FINANCIAL INFORMATION

TOUCHIT TECHNOLOGIES, INC
   BALANCE SHEETS
FOR THE PERIODS ENDED 30 SEPTEMBER 2013 & 2012 AND 31 DECEMBER 2012 & 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	30/09/2013	31/12/2012	30/09/2012	31/12/2011
CURRENT ASSETS

Cash and cash equivalents	95,717	6,413	10,596	70,289
Trade receivables, net	440,309	64,170	216,796	240,867
Due from related parties	-	-	-	-
Due from Shareholders	-	-	-	-
Inventories	51,112	111,461	83,783	55,689
Prepaid Inventory	28,000		-

Total current assets	615,138	182,043	311,175	366,845

NON CURRENT ASSETS

Property, plant and equipment, net	8,724	6,076	6,930	1,027
Other Assets				-
Other non current assets	400,000	400,000	400,000	-

Total non current assets	408,724	406,076	406,930	1,027

TOTAL ASSETS	1,023,862	588,119	718,105	367,872

CURRENT LIABILITIES
Borrowings	-	-	-	-
Trade payables	400,250	274,352	314,372	181,984
Due to shareholders	-	-	-	-
Due to related parties	121,499	261,499	289,449	265,318
Other current liabilities	284,240	11,310	81,788	27,390

Total current liabilities	805,989	547,161	685,609	474,692

NON CURRENT LIABILITIES
Borrowings	-	-	-	250,000
Employee termination benefits	-	-	-	-
Reserve for retirement pay	-	-	-	-
Convertible Notes	629,856	583,200	583,200	540,000

Total non current liabilities	629,856	583,200	583,200	790,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570	127,570	127,570
Pain in Excess	416,733	416,733	416,733
Retained earnings	(1,084,491)	(1,061,404)	(1,060,455)	(637,698)
Net income / (loss) for the period	128,205	(25,141)	(34,553)	(386,692)

Total shareholders’ equity	217,873	(542,141)	(550,704)	(896,820)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,023,862	588,119	718,105	367,872

TOUCHIT TECHNOLOGIES, INC
  COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 30 SEPTEMBER 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	3 Months Ended Sept 30 2013	3 Months Ended Sept 30 2012	9 Months Ended Sept 30 2013	9 Months Ended Sept 30 2012

NET SALES	673,806	478,264	1,473,995	983,949
COST OF SALES	444,211	332,487	994,700	685,489
Gross profit	229,595	145,777	479,295	298,460
MARKETING AND SELLING EXPENSE	11,395	8,924	26,112	46,382
GENERAL AND ADMINISTRATIVE EXPENSES	124,745	83,305	334,499	291,822
Profit from operations	93,455	53,549	118,184	(39,743)
OTHER INCOME AND EXPENSES, net	1,000	3,990	10,021	5,190
FINANCIAL INCOME AND EXPENSES, net	--	--	--	--
Profit Loss before taxation and currency translation gain/(loss)	94,455	57,539	128,205	(34,553)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the period	94,456	57,539	128,205	(34,553)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	94,456	57,539	128,205	(34,553)

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 30 SEPTEMBER 2013 & 2012
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	9 Months Ended Sept 30 2013	9 Months Ended Sept 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	128,205	(34,553)
Adjustments to reconcile net income to net cash provided	(93,900)	(436,865)
By operating activities:
Depreciation and amortisation	723	(476,418)
Provision for employee benefit	-

Changes in operating assets and liabilities
Trade receivables, net	(376,139)	24,072
Due from shareholders	-	--
Due from related parties	-	--
Inventories	32,349	(28,095)
Other current assets	0	--
Other non current assets		--
Trade payables	125,898	156,519
Due to shareholders	-	--
Due to related parties	-	--
Other current liabilities	394,429	54,399
Convertible Notes	-

Net cash generated from (used for) operating activities	(211,565)	(264,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	(141,093)	209,933
Increase/(decrease) in long-term borrowings
Dividends paid

Net cash (used for) provided from financing activities	(141,093)	209,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(18,832)	(5,103)
Share capital increase	-

Net cash used for investing activities	-	(5,103)

NET INCREASE / (DECREASE) IN CASH AND BANKS	89,304	(59,693)

CASH AND BANKS AT BEGINNING OF THE YEAR	6,413	70,289

CASH AND BANKS AT END OF THE PERIOD	95,717	10,596

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2013 & 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2013	137,220,000	$127,570	$-	$-	137,220,000	$416,733	-	$-	$(1,095,008)	$(550,704)

Net Income	-	-	-	-	-	-	-	-	128,205	128,205

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	10,517	10,517

Balance at September 30, 2013	137,220,000	$127,570	$-	$-	137,220,000	$416,733	-	$-	$(956,286)	$(411,983)

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(1,152,547)	$(608,244)

Net Income	-	-	-	-	-	-	-	-	(34,553)	(34,553)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(92,092)	(92,092)

Balance at September 30, 2012	74,189,419	$127,570	$-	$-	127,570	$416,733	-	$-	$(1,095,008)	$(550,7040)

TOUCHIT TECHNOLOGIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

1.	OPERATIONS OF THE COMPANY:

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

5.	CASH AND CASH EQUIVALENTS

As of September 30, 2013 and September 30, 2012, cash and cash equivalents comprised were comprised of the following:

	30.09.2013	30.09.2012

Cash on Hand	$0	$0
Banks	$95,717	10,596

Total	$95,717	$10,596

6.	TRADE RECEIVABLES

As of September 30, 2012 and September 30, 2011, trade receivables comprised were comprised of the following:

	30.09.2013	30.09.2012

Trade Receivables	$440,309	$218,796
Provision for doubtful accounts	$0	(2,000)

Total	$440,309	$216,796

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

See Accountant’s Report

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	30.09.2013	30.09.2012

Total	$0	$0

Due from shareholders	30.09.2013	30.09.2012

Total	$0	$0

Due to related parties	30.09.2013	30.09.2012

Kamron, Inc.	$74,413	$158,413
ASB Trading	$47086	$131,086

Total	$121,499	$289,449

Due to shareholders	30.09.2013	30.09.2012

Total	$0	$0

Major purchases from related parties	30.09.2013	30.09.2012

Total	$0	$0

Major sales to related parties	30.09.2013	30.09.2012

Total	$0	$0

Service provided by	30.09.2013	30.09.2012

Kamron, Inc.	$74,413	$158,413
ASB Trading	$47,085	$131,086

Total	$121,499	$289,499

See Accountant’s Report

8.	INVENTORIES

	30.09.2013	30.09.2012

Trade goods	$51,112	$83,944
Advances given for purchases	$28,000	$0

Total	$79,112	$83,944

9.	OTHER CURRENT ASSETS

As of September 30, 2013 and September 30, 2012, other receivables comprised of the following:

	30.09.2013	30.09.2012

Prepaid Expense	$0	$0
Advances given to personnel	$0	$0

Total	$0	$0

10.	NON-CURRENT ASSETS

As of September 30, 2013 and September 30, 2012, noncurrent assets comprised of the following:

	30.09.2013	30.09.2012

Fixed Assets	$8,724	$6,930
Accumulated Depreciation	$0	$0
Other	$400,000	$400,000
Total	$408,724	$406,930

See Accountant’s Report

11.	TRADE PAYABLES

As of September 30, 2013 and September 30, 2012, trade payables were comprised of the following:

	30.09.2013	30.09.2012

Trade payables	$400,250	$603,827

Total	$400,250	$603,827

12.	OTHER CURRENT LIABILITIES

As of September 30, 2013 and September 30, 2012, other current liabilities of the following:

	30.09.2013	30.09.2012

Accrued Payroll	$25,267	$8,127
Accrued Expenses	$34,457	$33,414
Other Liabilities	$224,516	$40,248

Total	$284,240	$81,789

13.	CAPITAL STOCK

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

The composition of general and administrative expenses by the principal operations for the periods ended September 30, 2013 and September 30, 2012 are as follows:

	30.09.2013	30.09.2012

General and Administrative Expenses	$334,999	$291,822

Total	$334,999	$291,822

See Accountant’s Report

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years September 30, 2013 and September 30, 2012 can be summarized as follows:

	30.09.2013	30.09.2012

	$10,021	$5,190

Total	$10,021	$5,190

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

RESULTS OF OPERATIONS

TOUCHIT TECHNOLOGIES, INC STATEMENTS OF COMPREHENSIVE INCOME
FOR QUARTER ENDED SEPTEMBER 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	Sept 30 2013	Sept 30 2012

NET SALES	1,473,995	983,949
COST OF SALES	994,700	685,489
Gross profit	479,295	298,460
MARKETING AND SELLING EXPENSE	26,112	46,382
GENERAL AND ADMINISTRATIVE EXPENSES	334,999	291,822
Profit from operations	118,184	(39,743)
OTHER INCOME AND EXPENSES,net	10,021	5,190
FINANCIAL INCOME AND EXPENSES, net	-	--
Profit Loss before taxation and currency translation gain/(loss)	118,205	(34,553)
TAXATION CHARGE
Taxation current
Deferred
CURRENCY TRANSLATION GAIN/(LOSS)
Net income/(loss) for the year	118,205	(34,553)
OTHER COMPREHENSIVE INCOME
Total comprehensive income	118,205	(34,553)

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

OPERATIONAL PROFIT – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, operational profit has increased from a loss of ($39,743) to $118,184 an increase of $78,441. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

	30/09/2013	30/09/2012

MARKETING AND SELLING EXPENSE	$26,112	$46,382
As a percentage of revenue	2%	5%
GENERAL AND ADMINISTRATIVE EXPENSES	$334,999	$291,822
As a percentage of revenue	239%	30%

NET INCOME FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, NET income for the period has increased by $109,558 from a net loss of ($8,647) to $118,205. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

TOUCHIT TECHNOLOGIES, INC BALANCE SHEET AT SEPTEMBER 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

CURRENT ASSETS	30/09/2013	30/09/2012

Cash and cash equivalents	95,717	10,596
Trade receivables, net	440,309	216,796
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	51,112	83,783
Prepaid Inventory	28,000	-

Total current assets	615,138	311,175

NON CURRENT ASSETS

Property, plant and equipment,net	8,724	6,930
Other Assets
Other non current assets	400,000	400,000

Total non current assets	408,724	406,930

TOTAL ASSETS	1,023,862	718,105

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	400,250	314,372
Due to shareholders	-	-
Due to related parties	121,499	289,449
Other current liabilities	284,240	81,788

Total current liabilities	805,989	685,609

NON CURRENT LIABILITIES
Borrowings	-	-
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Convertible Notes	629,856	583,200

Total non current liabilities	629,856	583,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	127,570	127,570
Pain in Excess	416,733	416,733
Retained earnings	(1,084,491)	(1,060,455)
Net income / (loss) for the period	128,205	(34,553)

Total shareholders’ equity	(542,141)	(550,704)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,023,862	718,105

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

NON-CURRENT LIABILITIES - For the first nine months of the year, quarter ended September 30, 2013, total non-current liabilities were $583,200 as compared $629,856 for the nine months ended September 30, 2012, an increase of  $46,656 due to Convertible Notes.

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

As of September 30, 2013, we owed approximately $500,000 in aggregate principal amount and $129,856  in accrued interest.

TOUCHIT TECHNOLOGIES, INC STATEMENT OF CASH FLOW FOR QUARTERS ENDED
SEPTEMBER 30, 2013 & 2012

(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	Sept 30 2013	Sept 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	128,205	(34,553)
Adjustments to reconcile net income to net cash provided	(93,900)	(436,865)
By operating activities:
Depreciation and amortisation	-	(428,218)
Provision for employee benefit	-

Changes in operating assets and liabilities
Trade receivables, net	(376,139)	24,072
Due from shareholders	-	--
Due from related parties	-	--
Inventories	32,349	(28,095)
Other current assets	0	--
Other non current assets		--
Trade payables	56,340	156,519
Due to shareholders	-	--
Due to related parties	-	--
Other current liabilities	394,429	54,399
Convertible Notes	-

Net cash generated from (used for) operating activities	(211,565)	(264,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	141,093	209,933
Increase/(decrease) in long-term borrowings
Dividends paid

Net cash (used for) provided from financing activities	141,093	209,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(18,832)	(5,103)
Share capital increase	-

Net cash used for investing activities	-	(5,103)

NET INCREASE / (DECREASE) IN CASH AND BANKS	89,304	(59,693)

CASH AND BANKS AT BEGINNING OF THE YEAR	6	70,289

CASH AND BANKS AT END OF THE PERIOD	95,717	10,596

NET INCOME FOR THE PERIOD – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, NET income for the period has increased by $166,214 from a loss of ($34,553) to net income of $128,205. This can be attributed to the Management’s focus on reducing overhead costs to maximize profitability when revenues increase.

NET CASH GENERATED FOR OPERATING ACTIVITIES – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, NET cash generated for operating activities was $211,565 compared to net cash used by operating activities of $(264,523) which is an increase of $52,958. This can be attributed primarily in the increase of credit from Trade Payables and Other Liabilities.

Cash flow in general has improved as we make use of the Credit Facility from our Lender. Our management expects to utilize the facility to its full extent as our business grows.

CASH FLOW FROM FINANCING ACTIVITES – For the first nine months of the year, quarter ended September 30, 2013, as compared to the nine months ended September 30, 2012, cash flow from financing activities was $141,093 compared to $209,933 at September 30, 2012. This was due to our credit lines with suppliers

CASH POSITION. There was a NET increase in the cash and cash equivalents of $25,428 from the beginning of the period through September 30, 2013. This change in cash position can be attributed to being normal in course of regular business We generally pay our suppliers on 30 day terms and as a business, remain to be cash poor with low cash reserves.

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