Form 10-K/A
period 2012-12-31
TouchIT Technologies, Inc.
filed 2014-01-29
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment Number 4

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

This amendment no. 1 to Annual Report on Form 10-K for fiscal year ended December 31, 2012 is pursuant to that certain Current Report on Form 8-K Item 4.02 filed with the Securities and Exchange Commission on January 21, 2014 pertaining to non-reliance on previously issued financial statements.  On approximately January 18, 2014, the Board of Directors was advised by the Company's independent public accountant, Edward Richardson Jr. CPA that its financial statements reviewed and/or audited by Richard for the quarters referenced below as filed (collectively, the Financial Statements") with the Securities and Exchange Commission could not be relied upon based upon the inadvertent non-disclosure of two 8% convertible notes due May 17, 2015 in the principal amounts of $400,000 and $100,000, respectively, on the balance sheets as of the dates indicated (collectively, the "Convertible Notes"), and accrued interest payable under the Convertible Notes.

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

Company reporting year-end:

Our company uses a calendar year as its fiscal year ending December 31.

Results of Operations for the years ended December 31, 2012 and December 31 2011.

	31/12/2012	31/12/2011

NET SALES	1,287,709	1,595,943
COST OF SALES	885,021	(1,341,374)
Gross profit	402,688	254,569
MARKETING AND SELLING EXPENSE	112,304	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	319,399	(356,528)
Profit from operations	(29,442)	(680,846)
OTHER INCOME AND EXPENSES, net	4,301	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	(25,141)	(386,692)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	(25,141)	(386,692)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(25,141)	(386,692)

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
General and administrative expenses for the fiscal year ended December 31, 2012 were a cost of $319,399, compared to a cost of $356,528 for the fiscal year ended December 31, 2011. General and administrative expenses decreased by $37,129 from 2011 to 2012.   This decrease can be attributed to the maintenance of fixed overheads without the need for further expenditure in this area. Management expects these costs to rise in 2013 as a result of increased sales and thus a need to support these sales from an administrative point of view

	31/12/2012	31/12/2011

MARKETING AND SELLING EXPENSE	(112,304)	(578,887)
As a percentage of revenue	9%	36%
GENERAL AND ADMINISTRATIVE EXPENSES	(319,399)	(356,528)
As a percentage of revenue	25%	22%

Operational Profit
The operational loss for the fiscal year ended December 31, 2012 was $29,442 compared to a loss of $680,846 for the fiscal year ended December 31, 2011. Operational loss has decreased by $651,404 from 2011 to 2012. Management has focused on moving the company’s revenue to products that deliver profit such as the LCD & LED range. We have also focused our sales efforts in countries where higher prices thus higher margins are more acceptable. Despite a drop in revenue, profits have improved, as the monthly overhead cost remained the same.

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

Total Comprehensive Income
Our total comprehensive loss has decreased by $361,551 from $386,692 loss in 2011 to $25,141 loss in 2012. This decrease can be attributed to the change in direction of sales revenue to products that deliver profit such as the LCD & LED range and the focus on geographic sales efforts in countries where higher prices thus higher margins are more acceptable. Management expects this trend to continue in 2013

CURRENT ASSETS	31/12/2012	31/12/2011

Cash and cash equivalents	6,413	70,289
Trade receivables, net	64,170	240,867
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	111,461	55,689
Other current assets

Total current assets	182,043	366,845

NON CURRENT ASSETS

Property, plant and equipment, net	6,076	1,027
Intangible assets, net		-
Other non current assets	400,000	-

Total non current assets	406,076	1,027

TOTAL ASSETS	588,119	367,872

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	274,352	181,984
Due to shareholders	-	-
Due to related parties	261,499	265,318
Other current liabilities	11,310	27,390

Total current liabilities	547,161	474,692

NON CURRENT LIABILITIES
Borrowings	-	250,000
Employee termination benefits	-	-
Reserve for retirement pay	-	-
Convertible Notes	583,200	540,000

Total non current liabilities	583,200	790,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(1,061,404)	(637,698)
Net income / (loss) for the period	(25,141)	(386,692)

Total shareholders’ equity	(542,241)	(896,820)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	588,119	367,872

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

NET Income
Our NET loss has decreased by $361,551 from $386,692 loss in 2011 to $25,141 loss in 2012. This decrease can be attributed to the change in direction of sales revenue to products that deliver profit such as the LCD & LED range and the focus on geographic sales efforts in countries where higher prices thus higher margins are more acceptable. Management expects this trend to continue in 2013

	31/12/2012	31/12/2011

Net income / (loss) for the period	18,059	(346,692)

Liquidity and Capital Resources

	31/12/2012	31/12/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(25,141)	386,692)
Adjustments to reconcile net income to net cash provided	(439,207)	(401,447)
By operating activities:
Depreciation and amortisation	427	--
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	176,698	1,378,337
Due from shareholders	--	--
Due from related parties	--	--
Inventories	(55,772)	309,953
Other current assets	--	1,106
Other non current assets	--	--
Trade payables	(172,949)	322,557
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	(16,080)	(1,241,442)
Convertible Notes	--	--

Net cash generated from (used for) operating activities	(532,024)	(17,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--
Increase/(decrease) in long-term borrowings	47,832	(38,158)
Dividends paid	--	--

Net cash (used for) provided from financing activities	(471,432)	(38,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(3,284)	(797)
Share capital increase		--

Net cash used for investing activities	(3,284)	(797)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(63,876)	19,733

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	6,413	70,289

NET Income
Our NET loss has decreased by $361,551 from $386,692 loss in 2011 to $25,141 loss in 2012. This decrease can be attributed to the change in direction of sales revenue to products that deliver profit such as the LCD & LED range and the focus on geographic sales efforts in countries where higher prices thus higher margins are more acceptable. Management expects this trend to continue in 2013

Net Cash Generated from Operating Activities
For fiscal year ended December 31, 2012, when compared to the same period in 2011, NET cash used by operating activities was $(532,024) compared to ($17,628) for the same period in 2011. This is an increase of $514,396. This increase was due to the closure of the Turkish Subsidiaries in 2011 and the subsequent cancellation of the debt that they owed to Recep Tanisman and Emko Emaye which appears in the accounts for 2011.

Cash Flow Used Investing Activities
For fiscal year ended December 31, 2012, when compared to the same period in 2011, there was a NET cash flow increase of $2,487 from ($797) in 2011 to ($3,284). This decrease was due to management controlling and thus reducing capital expenditure throughout 2011.

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

/S/ Edward Richardson Jr., CPA

TOUCHIT TECHNOLOGIES, INC
BALANCE SHEETS
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011
CURRENT ASSETS

Cash and cash equivalents	6,413	70,289
Trade receivables, net	64,170	240,867
Due from related parties	-	-
Due from Shareholders	-	-
Inventories	111,461	55,689
Other current assets

Total current assets	182,043	366,845

NON CURRENT ASSETS

Property, plant and equipment, net	6,076	1,027
Intangible assets, net		-
Other non current assets	400,000	-

Total non current assets	406,076	1,027

TOTAL ASSETS	588,119	367,872

CURRENT LIABILITIES
Borrowings	-	-
Trade payables	274,352	181,984
Due to shareholders	-	-
Due to related parties	261,499	265,318
Other current liabilities	11,310	27,390

Total current liabilities	547,161	474,692

NON CURRENT LIABILITIES
Borrowings	-	250,000
Employee termination benefits	-	-
Reserve for retirement pay	583,200	540,000
Convertible Notes	-	-

Total non current liabilities	583,200	790,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Share capital	544,303	127,570
Retained earnings	(1,061,404)	(637,698)
Net income / (loss) for the period	(25,141)	(386,692)

Total shareholders’ equity	(542,241)	(896,819)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	588,119	367,872

TOUCHIT TECHNOLOGIES, INC
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011

NET SALES	1,287,709	1,595,943
COST OF SALES	885,021	(1,341,374)
Gross profit	402,688	254,569
MARKETING AND SELLING EXPENSE	112,304	(578,887)
GENERAL AND ADMINISTRATIVE EXPENSES	(319,399)	(356,528)
Profit from operations	(29,442)	(680,846)
OTHER INCOME AND EXPENSES, net	4,301	294,154
FINANCIAL INCOME AND EXPENSES, net	--	--
Profit Loss before taxation and currency translation gain/(loss)	(25,141)	(366,690)
TAXATION CHARGE	--	--
Taxation current	--	--
Deferred	--	--
CURRENCY TRANSLATION GAIN/(LOSS)	--	--
Net income/(loss) for the year	(25,141)	(386,692)
OTHER COMPREHENSIVE INCOME	--	--
Total comprehensive income	(25,141)	(386,692)

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2012

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2012	47,220,000	$127,570	$-	$-	47,220,000	$416,733	-	$-	$(1,024,389)	$(480,086)

Net Income	-	-	-	-	-	-	-	-	(25,141)	(25,141)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(37,015)	(37,015)

Balance at December 31, 2012	47,220,000	$127,570	$-	$-	47,220,000	$416,733	-	$-	$(1,086,545)	$(542,241)

TOUCHIT TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2011

										Total
									Retained	Stockholder's
	Common Stock		Preferred Stock		Paid-in Capital		Treasury Stock		Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount

Balance at January 1, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(143,285)	$(15,715)

Net Income	-	-	-	-	-	-	-	-	(386,692)	(386,692)

Capital Transactions	-	-	-	-	-	-	-	-	-	-

Prior Period Adjustments	-	-	-	-	-	-	-	-	(494,412)	(494,412)

Balance at December 31, 2011	55,839,419	$127,570	$-	$-	-	$-	-	$-	$(1,026,389)	$(896,819)

TOUCHIT TECHNOLOGIES, INC
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED 31 DECEMBER 2012, 2011
(Amounts expressed in US Dollars (USD) in full unless otherwise indicated)

	12/31/2012	12/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	18,059	(386,692)
Adjustments to reconcile net income to net cash provided	(439,207)	(401,447)
By operating activities:
Depreciation and amortisation	427	--
Provision for employee benefit	--	--

Changes in operating assets and liabilities
Trade receivables, net	176,698	1,378,337
Due from shareholders	--	--
Due from related parties	--	--
Inventories	(55,772)	309,953
Other current assets	--	1,106
Other non current assets	--	--
Trade payables	(172,949)	322,557
Due to shareholders	--	--
Due to related parties	--	--
Other current liabilities	(16,080)	(1,241,442)
Convertible Notes	--	--

Net cash generated from (used for) operating activities	(532,024)	(17,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in short-term borrowings	--	--
Increase/(decrease) in long-term borrowings	471,432	(38,158)
Dividends paid	--	--

Net cash (used for) provided from financing activities	(471,432)	(38,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment and intangible assets	(3,284)	(797)
Share capital increase		--

Net cash used for investing activities	(3,284)	(797)

NET INCREASE / (DECREASE) IN CASH AND BANKS	(63,876)	19,733

CASH AND BANKS AT BEGINNING OF THE YEAR	70,289	50,556

CASH AND BANKS AT END OF THE PERIOD	6,413	70,289

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

1.	OPERATIONS OF THE COMPANY:

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

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

5.	CASH AND CASH EQUIVALENTS

As of December 31, 2011 and December 30, 2011, cash and cash equivalents comprised were comprised of the following:

	31.12.2012	31.12.2011

Cash on Hand	$0	$0
Banks	$6,413	$70,289

Total	$6,413	$70,289

6.	TRADE RECEIVABLES

As of December 31, 2012 and December 31, 2011, trade receivables comprised were comprised of the following:

	31.12.2012	31.12.2011

Trade Receivables	$66,170	$242,867
Provision for doubtful accounts	$2,000	$2,000
Total	$64,170	$240,867

7.	RELATED PARTY TRANSACTIONS:

In the course of conducting its business, the Company conducted various business transactions with related parities on commercial terms.

Related parties and shareholders balances and transactions have been presented as follows:

Due from related parties	31.12.2012	31.12.2011

	$0	$0

Total	$0	$0

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

Due from shareholders	31.12.2012	31.12.2011

Andrew Stuart Brabin	$0	$0
Ronald George Murphy	$0	$0

Total	$0	$0

Due to related parties	31.12.2012	31.12.2011

Kamron, Inc.	$144,413	$159,064
ASB Trading	$117,086	$106,254

Total	$261,499	$265,318

Due to shareholders	31.12.2012	31.12.2011

Ronald George Murphy	$0	$0
Andrew Stuart Brabin	$0	$0

Total	$0	$0

Major purchases from related parties	31.12.2012	31.12.2011

Total	$0	$0

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

Major sales to related parties	31.12.2012	31.12.2011

Total	$0	$0

Service provided by	31.12.2012	31.12.2011

Kamron, Inc.	$144,413	$159,064
ASB Trading	$117,086	$106,254

Total	$261,499	$265,318

8.	INVENTORIES

	31.12.2012	31.12.2011

Trade goods	$111,461	$55,689
Advances given for purchases	$0	$0

Total	$111,461	$55,689

9.	OTHER CURRENT ASSETS

As of December 31, 2012 and December 30, 2011, other receivables comprised of the following:

	31.12.2012	31.12.2011

Prepaid Expense	$0	$0
Advances given to personnel	$0	$0

Total	$0	$0

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

10.	NON-CURRENT ASSETS

As of December 31, 2012 and December 31, 2011 non current assets comprised of the following:

	31.12.2012	31.12.2011

Property, Plan and Equipment, net	$6,076	$1,027
Total	$6,076	$1,027

11.	TRADE PAYABLES

As of December 31, 2012 and December 31, 2011, trade payables were comprised of the following:

	31.12.2012	31.12.2011

Suppliers	$274,352	$181,984
Totals	$274,352	$181,984

12.	OTHER CURRENT LIABILITIES

As of December 31, 2012 and December 31, 2011, other current liabilities of the following:

	31.12.2012	31.12.2011

Other Current Liabilities	$11,310	$27,390

Total	$11,310	$27,390

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

13.	CAPITAL STOCK

The issued share capital of the Company is respectively for the period ended at December 31, 2012 and 2011 is comprised of the following:

	31.12.2012	31.12.2011
	Insider	Insider
	Holdings	Holdings
Andrew Stuart Brabin	23,610,000	16,110,000
Ronald George Murphy	23,610,000	16,110,000
Total	47,220,000	32,220,000

14.	SALES

The composition of sales by principal for the periods ended December 31, 2012 and 2011 can be summarized as follows:

	31.12.2012	31.12.2011

Interactive Whiteboards	$484,063	$1,093,173
Electronic Parts	$0	$416,336
Voting Systems	$0	$4,738
Wireless Tablets	$4,977	$5,500
LCD Components	$0	$615
Interactive LCD/LED	$689,648	$0

Others	$81,961	$75,581
Delivery Income	$29,990	38,871.00
Returns (-)	$(2,930)	$0

Total	$1,287,709	$1,595,943

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

15.	COST OF SALES

The composition of cost of sales by principal for the periods ended December 31, 2012 and 2011 can be summarized as follows:

	31.12.2012	31.12.2011

Purchases	$802,028	$1,397,063
Ending inventory of trade goods (-)	$0	$(55,689)
Other Expenses	$82,993	$0

Total	$885,021	$1,341,374

16.	MARKETING AND SELLING EXPENSES

The composition of marketing and selling expenses by principal for the periods ended December 31, 2012 and 2011 are summarized as follows:

	31.12.2012	31.12.2011

Marketing and Selling Expenses	$112,304	$578,887

Total	$112,304	$578,887

17.	GENERAL AND ADMINISTRACTIVE EXPENSES

The composition of general and administrative expenses by the principal operations for the periods ended December 31, 2012 and 2011 are as follows:

	31.12.2012	31.12.2011

General and Administrative Expenses	$319,826	$316,528

Total	$319,826	$316,528

TOUCHIT TECHNOLOGIES, INC
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

18.	OTHER INCOME AND (EXPENSES), net

The composition of other income and expenses for the years December 31, 2012 and 2011 can be summarized as follows:

	31.12.2012	31.12.2011

Other Income and Expenses	$4,301	$294,154

Total	$4,301	$294,154

19.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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
January 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andrew Brabin	CEO, Chief Financial Officer, Corporate Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	January 17, 2014
Andrew Brabin