Form 10-Q
period 2014-03-31
BITCOIN SHOP INC.
filed 2014-05-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 000-55141

Bitcoin Shop Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 North Fort Myer Drive, Suite #1105
Arlington, Virginia, 22209
 (Address of Principal Executive Offices) (Zip Code)

(248) 764-1084
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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2014, there were 138,976,535 shares of common stock, par value $0.001, issued and outstanding.

-i-

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash	$1,409,131	$9,052
Virtual currencies	8,089	22,959
Prepaid expense	106,555	-
Total current assets	1,523,775	32,011

Other assets:
Property and equipment, net	3,223	3,556
Website	12,290	-
Investment	150,000	-
Total other assets	165,513	3,556

Total Assets	$1,689,288	$35,567

Liabilities and Shareholders' Equity:
Accounts payable and accrued expense	$60,537	$6,603
Customer deposits	-	4,263
Derivative liabilities on warrants	118,239	-
Total current liabilities	178,776	10,866

Stockholders' equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred: 265,806 and 0 shares issued and outstanding, respectively	266	-
Liquidation preference $0.001 per share
Series C Convertible Preferred: 3,750,000 and 0 shares issued and outstanding, respectively	3,750	-
Liquidation preference $0.001 per share
Common stock, 975,000,000 shares authorized at $0.001 par value, 124,956,204 and 100,773,923 shares issued and outstanding, respectively	124,956	100,774
Additional paid in capital	2,816,159	(93,198)
(Accumulated deficit)/Retained earnings	(1,434,619)	17,125
Total shareholders' equity	1,510,512	24,701

Total Liabilities and Shareholders' Equity	$1,689,288	$35,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2014

Revenues	$11,374

Operating expenses:
Marketing	17,897
General and administrative	1,546,821
Change in fair value of virtual currencies	7,400
Total operating expenses	1,572,118

Loss from operations	(1,560,744)

Other income:
Fair value adjustments for warrant liabilities	109,000

Net loss	$(1,451,744)

Net loss per share, basic and diluted	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	111,313,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
 (Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance January 1, 2014	-	$-	-	$-	49,015,360	$49,015	$(41,439)	$17,125	$24,701
Net assets outstanding at time the reverse merger was completed	400,000	400	-	-	10,762,881	10,763	(11,163)	-
Common stock issued for cash	-	-	-	-	51,758,563	51,759	(43,759)	-	8,000
Issuance of 3,750,000 Private Placement Units	-	-	3,750,000	3,750	-	-	1,871,250	-	1,875,000
Issuance cost - Private Placement Units							(62,000)		(62,000)
Warrant liability - 1,875,000 warrants issued in connection with Private Placement Units	-	-	-	-	-	-	(227,239)	-	(227,239)
Stock based compensation	-	-	-	-	-	-	1,343,794	-	1,343,794
Conversion of Series B Convertible Preferred Stock to common stock	(134,194)	(134)	-	-	13,419,400	13,419	(13,285)	-	-
Net loss	-	-	-	-	-	-	-	(1,451,744)	(1,451,744)
Balance March 31, 2014	265,806	$266	3,750,000	$3,750	124,956,204	$124,956	$2,816,159	(1,434,619)	$1,510,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2014

Net Cash flows used in operating activities:
Net loss	$(1,451,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	333
Stock based compensation	1,343,794
Change in fair value of virtual currencies	7,400
Fair value adjustments for warrant liabilities	(109,000)
Changes in operating assets and liabilities:
Virtual currencies	7,470
Prepaid expense	(106,555)
Accounts payable	53,934
Customer deposits	(4,263)
Net cash used in operating activities	(258,631)

Net cash used in investing activities:
Purchase of intangible assets	(12,290)
Investment at cost	(150,000)
Net cash used in investing activities	(162,290)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	8,000
Net proceeds from issuance of Private Placement Units	1,813,000
Net cash provided by financing activities	1,821,000

Net increase in cash	1,400,079
Cash, beginning of period	9,052
Cash, end of period	$1,409,131

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred to common stock	$13,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Bitcoinshop.us LLC (“BCSLLC”) was formed on July 28, 2013 as a Maryland limited liability company and launched its e-commerce website in August 2013.

Bitcoin Shop, Inc. (formerly TouchIt Technologies, Inc.), a Nevada Corporation (the “Company”) through its wholly-owned subsidiary BCSLLC is in the business of developing, marketing and operating a website, which offers its users an online marketplace for transacting business in virtual currencies, including Bitcoins, Litecoins and Dogecoins (“Virtual Currencies”).

The online presence that the Company operates is hosted, maintained, and developed by the Company.  The Company has developed a proprietary application and website that allows the Company to interface with its vendors in order to display up-to-date inventory, and present prices stated in virtual currency based on a market exchange rate stated in United States Dollars (“USD”).  The equivalence of Virtual Currencies to USD is updated every 1 minute and at each stage through the checkout process. When customers reach the Company’s checkout page the equivalence of Virtual Currencies to USD is locked in by the Company’s payment processor for 15 minutes. The payment processor assumes the virtual currency exchange risk.

The Company, through its ecommerce website, currently lists over 140,000 products available for sale; however, the Company does not take physical possession or title to any inventory. All orders are originated by the Company’s customers through its website and are fulfilled by third party vendors.  The Company charges its customers a processing fee and earns a profit margin on each transaction. Customers purchase merchandise on the Company’s website in amounts denominated in Virtual Currencies. The Company converts a portion of the Virtual Currencies received from its customers as payment, to an amount of USD that are needed to remit payments to third party vendors that ultimately fulfill the orders.

On February 5, 2014, BCSLLC and the holders of its membership interest entered into a security exchange agreement with Bitcoin Shop, Inc.  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), the holders of BCSLLC’s outstanding membership interests (the “BitcoinShop Members”) transferred all the outstanding membership interests of BCSLLC to the Company in exchange for an aggregate of 100,773,923 shares of the Company’s common stock $0.001 par value per share (the “Common Stock”).  As a result, BCSLLC became a wholly-owned subsidiary of the Company.  The Share Exchange transaction is accounted for as a reverse merger (the “Merger”) and recapitalization of BCSLLC in the Company, whereby the Company is the legal acquirer and BCSLLC is the legal acquiree and the accounting acquirer in this transaction.  Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the condensed consolidated financial statements prior to the Merger are those of BitcoinShop.us, LLC, and the condensed consolidated financial statements of the Company after completion of the Merger include the assets and liabilities of Bitcoinshop.us, LLC, historical operations of BitcoinShop.us, LLC and operations of Bitcoinshop.us, LLC from the closing date of the Merger.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2013, included in a Form 8-K filed with the Securities and Exchange Comission on April 17, 2014.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but had limited operating activities to date. The Company has financed its operations from inception using proceeds received from capital contributions made by its members and cash flows from its operating activities. On February 6, 2014, the Company raised $1.875 million of new capital in a private placement transaction. Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

Management believes that the Company has access to capital resources, which could include potential debt and equity financing arrangements; however, the Company has no commitments for new financing at this time nor can management provide any assurance that the Company will be able to raise the capital it will need on commercially acceptable terms if at all. Management believes that the Company currently has sufficient capital resources to sustain operations through at least April 1, 2015. However, if the Company were to encounter unforeseen circumstances it could be required to undertake various measures to conserve liquidity which could include, among other things, reducing operating expenses and/or suspending the pursuit of the Company’s business plan.

Note 4 - Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements as follows:

Principal of Consolidation
The condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Virtual Currencies Translations and Remeasurements
The Company accounts for Virtual Currencies, which it considers to be an operating asset, at their initial cost and subsequently remeasures the carrying amounts of Virtual Currencies it owns at each reporting date based on their current fair value.  The changes in the fair value of Virtual Currencies are included as a component of income or loss from operations.  Though Virtual Currencies behave like a foreign currency the Company currently classifies Virtual Currencies as a current asset.  Virtual Currencies are considered a crypto-currency and the Company receives deposits in various kinds of virtual currencies such as Bitcoins, Litecoins and Dogecoins from customer trade transactions. The Company when necessary, will issue refunds in Virtual Currencies and make payments to vendors in Virtual Currencies, if and when such vendors accept Virtual Currencies as payment.

The Company obtains the equivalency rate of Bitcoins to USD from various exchanges including, Bitstamp and BTC-e. The equivalency rate obtained from these sources represents a generally well recognized quoted price in an active market for Bitcoins, which market and related database is accessible to the Company on an ongoing basis.

In March of 2014, the Company began accepting Litecoins and Dogecoins. Currently, the Company determines the value of Litecoins and Dogecoins from GoCoin LLC, the payment processor that enables the Company to accept these virtual currencies as payments from its customers for goods.

Intangible Asset
The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight line method over an estimated useful life of 3 years. Amortization cost was nominal for the quarter ended March 31, 2014.

Use of Estimates
In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.  On an ongoing basis, the Company evaluates its estimates and assumptions.  These estimates and assumptions include the fair values of virtual currencies, valuing equity securities in share-based payment arrangements, estimating the fair value of equity instrument recorded as derivative liabilities, estimating useful lives of depreciable and amortizable assets and estimating the fair value of long-lived assets as to whether impairment charge may apply.

Revenue Recognition
The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”  Accordingly, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

The Company’s sole source of revenue is derived from processing fees and the markup of goods purchased by customers through orders originated through the Company’s website. The Company recognizes revenues from the origination of the orders upon receiving confirmation that the third party vendors’ fulfillment process (delivery to customer) is complete. Customer deposits represents orders originated and Virtual Currency payments received for orders that are not yet fulfilled.

The Company has determined that it is not the primary obligor in any of the sales transactions it originates. The Company does not (i) have general inventory risk with respect to any of the goods that its customers purchase, (ii) take title to, or bear the risk of loss for, any goods that third party vendors ship to its customers, (iii) participate in the fulfillment of the sale, (iv) make representations regarding the suitability of products for its customers purposes, (v) modify any of the products purchased, or (vi) assume credit risk. Accordingly, the Company has determined, based on the weight of available evidence, that it is appropriate to record revenues on a net basis, which is equal to the amount of the processing fees, it earns plus the mark-up.

Income Taxes
As a result of the Merger, beginning on February 5, 2014, the Company is taxed as a C Corporation. Prior to the Merger, the Company was a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to February 5, 2014.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

Fair Value – Definition and Hierarchy
In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction in the principal or most advantageous market between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The valuation techniques are consistent with the market, cost or income approaches to measuring fair value. If more than one valuation technique is used to measure fair value, the results are evaluated considering the reasonableness of the range of values indicated by those results. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause an assets and liabilities to be reclassified to a lower level within the fair value hierarchy.

The Company considers transfers between the levels within the fair value hierarchy when circumstances surrounding the fair value for a particular assets and liabilities conform to a different level of the fair value hierarchy than as previously reported. Whenever circumstances occur, whereby there is a transfer within the fair value hierarchy, the Company considers the date the event or change in circumstances occurred which caused the transfer.

Warrant Liability
The Company accounts for common stock warrants purchased in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity". Accordingly, the Company classifies the warrants as liability at fair value on the date of issuance and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The Company calculates the fair value of the warrants issued using a probability-weighted Black-Scholes option pricing model, which is comparable to the Binomial Lattice option pricing model. The classification of warrants, including whether the warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

Employee Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation ("ASC 718"). ASC 718 addresses all forms of share-based payment ("SBP") awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Advertising Expense
Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to $17,897 for the period ended January 1, 2014 through March 31, 2014.

Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2014 because their effect was anti-dilutive:

As of March 31, 2014
Common Stock options	6,201,472
Common Stock warrants	1,875,000
Series B Convertible Preferred Stock	26,580,600
Series C Convertible Preferred Stock	3,750,000
Excluded potentially dilutive securities	38,407,072

Investment at Cost
On March 20, 2014, the Company invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”). GoCoin is an international payment processor that enables merchants to accept Bitcoin, Litecoin and Dogecoin payments at the point of checkout in e-commerce transaction.  The Company does not maintain significant influence. The investment is carried at cost in the accompanying condensed consolidated balance sheet.  No gains or losses have been recognized during the three months ended March 31, 2014.

Preferred Stock
The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of March 31, 2014. Accordingly all issuances of preferred stock are presented as a component of condensed consolidated stockholders’ equity.

Convertible Instruments
The Company has evaluated the Series C Convertible Preferred Stock (“Preferred Stock”) component of the Private Placement and determined it should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the Preferred Stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that the Preferred Stock is an “equity host,” the embedded conversion feature is not considered a derivative liability.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on Company’s financial position or operations.

Subsequent events
Subsequent events have been evaluated through the date of this filing.

Note 5 – Shareholders’ Equity

On January 13, 2014, pursuant to the first amendment to BCSLLC’s operating agreement, BCSLLC admitted three new stockholders in exchange for aggregate capital contributions amounting to $8,000 representing 51,758,563 of common stock.

The Series B Designation provides authorization for the issuance of 400,000 shares of Series B preferred stock, par value $0.001 (the "Series B Preferred Stock").  Each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter equal to the number of shares of common stock such shares of Series B Preferred Stock are convertible into at such time, but not in excess of the conversion limitations.  Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder’s shares of Series B Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal to one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock surrendered.  However, at no time may all or a portion of shares of Series B Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion which would exceed, when aggregated with all other shares of common stock owned by such holder at such time, the number of shares of common stock which would result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules thereunder) more than 9.99% of all of the common Stock outstanding at such time (the “9.99% Beneficial Ownership Limitation”).  By written notice to the Company, any holder of Series B Preferred Stock may increase or decrease the 9.99% Beneficial Ownership Limitation to any other percentage not in excess of 9.99% specified in such notice; provided that (i) any such increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such increase or decrease will apply only to such holder of Series B Preferred Stock sending such notice and not to any other holder of Series B Preferred Stock; provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series B Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. During the three months ended March 31, 2014, the Company converted 134,194 shares of Series B Preferred stock into 13,419,400 shares of common stock.

On February 6, 2014, following the completion of the merger and recapitalization transaction the Company, sold an aggregate of 3,750,000 units in a private placement (the “Private Placement”) of its securities to certain investors at a purchase price of $0.50 per unit pursuant to subscription agreements for an aggregate purchase price of $1,875,000.  The units in the Private Placement consisted of (i) one share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share, which is convertible into one (1) share of common stock and (ii) a three year warrant to purchase ½ share of common stock at an exercise price of $1.00 per share.  Additionally, the shares of common stock issuable upon conversion of Series C Preferred Stock and common stock issuable upon exercise of the warrants are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).  Each share of the Series C Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred Stock, provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series C Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. Each share of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation.  Each warrant is exercisable into ½ share of common stock at an exercise price of $1.00 per share.  The warrant may be exercised on a cashless basis. The Company is prohibited from effecting the exercise of warrant to the extent that, as a result of such exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrant. Offering costs of $62,000 associated with the Private Placement Units were recorded as component of stockholders’ equity. The calculation of the effective conversion amount did not result in a beneficial conversion feature ("BCF") because the effective conversion price equaled the Company's stock price on the date of issuance, therefore no BCF was recorded.

Demand Registration Rights.

The shares of Common Stock issuable upon conversion of Series C Shares or the warrant underlying the units sold in the Private Placement are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).  The Company shall pay to holders a fee of 0.25% per month of the Investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 3%, (i) following the filing date that the registration statement has not been filed and (ii) following the effectiveness date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the Commission pursuant to its authority with respect to “Rule 415”, and the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the Commission. If during the effectiveness period, the number of registerable Securities at any time exceeds 100% of the number of shares of Common Stock then registered in a registration statement, the Company shall file as soon as reasonably practicable an additional registration statement covering the resale of not less than the number of such registerable securities.

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At March 31, 2014, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable.

Note 6 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2014:

	Fair value measured at March 31, 2014
	Total fair	Quoted prices	Significant other	Significant
	value at March 31,	in active markets	observable inputs	unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Virtual Currencies	$8,089	$8,089	$-	$-
Warrant liability	$118,239	$-	$-	$118,239

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2014.

The following table presents additional information about Level 3 assets and liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the three months ended March 31:

Balance - January 1, 2014	$-
Fair value of warrant liability on date of issuance (February 6, 2014)	227,239
Change in fair value of warrant liability	(109,000)
Balance - December 31, 2013	$118,239

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2014 is as follows:

Date of valuation	February 6, 2014	March 31, 2014
Fair value of common stock	$0.44	$0.32
Dividend yield (per share)	0.00%	0.00%
Strike price	$1.00	$1.00
Volatility (annual)	74%	74%
Risk-free rate	0.66%	0.93%
Expected life (years)	3.0	2.9

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 7 – Stock Based Compensation

2014 Equity Incentive Plan

The purpose of the 2014 Equity Incentive Plan (the “2014 Plan”) is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 30, 2024.  Up to 15,503,680 shares of common stock are issuable pursuant to awards under the 2014 Plan.

Compensation expense for all stock-based awards is measured on the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. The Company estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures in compensation expense recognized. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

The grant date fair value of stock options granted during the quarter ended March 31, 2014 was $17,860,239.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions and market conditions will be met.  The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.  The fair value of options granted in 2014 was estimated using the following assumptions – exercise price $0.50, expected stock price volatility 73.9%, effective life 3.5 years, risk free rate 0.69%.

Stock-based compensation expense was as $1,343,794 for the three months ended March 31, 2014:

Stock Option Activity

A summary of stock option activity to employees for the three months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share	Avergae Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2013	-	$-	$-	-	$-
Granted	6,201,472	0.50	2.88	5.0	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2014	6,201,472	$0.50	$2.88	4.8	$-
Exercisable as of March 31, 2014	-			-

The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised. There is $16,516,445 of unrecognized compensation cost as of March 31, 2014.

Note 8 - Subsequent Events

On April 4, 2014, the Company entered into an operating sub-lease agreement beginning on April 14, 2014 and ending on May 31, 2015 (the “Term”) for its headquarters in Arlington, Virginia.  The estimated future payments under the Term of the operating lease are as follows:

2014	$41,313
2015	23,900
Total Lease Commitment	$65,213

The Company paid the entire rent through the Term and has recognized it as a prepaid rent.  Additionally, the Company paid a security deposit of one month’s rent of $4,815.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Bitcoin Shop, Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We, through our wholly owned subsidiary Bitcoinshop.us LLC, which was formed on July 28, 2013 as a Maryland limited liability company, launched our ecommerce website in August 2013.

We are in the business of developing, marketing and operating a website, which offers its users an online marketplace for transacting business in virtual currencies, including Bitcoins, Litecoins and Dogecoins (“Virtual Currency”).

The online presence that we operate is hosted, maintained, and developed by us.  We have developed a proprietary application and website that allows us to interface with our vendors in order to display up-to-date inventory, and present prices stated in virtual currency based on a market exchange rate stated in United States Dollars (“USD”).  The equivalence of Virtual Currency to USD is updated every 1 minute and at each stage through the checkout process. When customers reach our checkout page the equivalence of Virtual Currency to USD is locked in by our payment processor for 15 minutes. The payment processor assumes the currency exchange risk.

We, through our ecommerce website, currently list over 140,000 products available for sale; however, we do not take physical possession or title to any inventory.  All orders are originated by the customers through our website and are fulfilled by third party vendors.  We charge our customers a processing fee and earn a profit margin on each transaction.  Customers purchase merchandise on our website in amounts denominated in Virtual Currency.  We convert a portion of the Virtual Currency received from our customers as payment, to an amount of USD that is needed to remit payments to third party vendors that ultimately fulfill the orders.

Our business strategy is to become a leading virtual currency marketplace where consumers and sellers of products and services can use any virtual currency to transact business.  We focus on delivering value and convenience to our online customers while providing a reliable and scalable platform for vendors and sellers.

We also plan to evaluate other strategic Virtual Currency opportunities as well as technologies that are complementary to our business strategy in an effort to minimize risks and drive shareholder value.  This will include evaluating opportunities that cross market our ecommerce site, diversify our revenue streams and provide on-ramps for new users.

Recent Developments

On February 6, 2014, we sold an aggregate of 3,750,000 Units in a private placement (the “Private Placement”) of our securities to certain investors (the “Investors”) at a purchase price of $0.50 per Unit pursuant to subscription agreements (the “Subscription Agreements”) for an aggregate purchase price of $1,875,000.  The Units sold in the Private Placement are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.50 per share, subject to certain customary exceptions.  Each Warrant is exercisable into ½ share of Common Stock at an exercise price of $1.00 per share.  The Warrant may be exercised on a cashless basis.

Results of Operations for the Three Months Ended March 31, 2014

The following table reflects our operating results for the three months ended March 31, 2014:

Revenues	$11,374

Operating expenses:
Marketing	17,897
General and administrative	1,546,821
Change in fair value of virtual currencies	7,400
Total operating expenses	1,572,118

Loss from operations	(1,560,744)

Other income
Fair value adjustments for warrant liabilities	109,000

Net loss	$(1,451,744)

Revenues

Revenues for the three months ended March 31, 2014 amounted to $11,374.  Revenues represent net fees earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses were $1,572,118 for the period ended March 31, 2014. General and administrative expenses primarily consisted of compensation and benefits of $99,216 and legal and stock based compensation of $1,343,794 related to the grant of 6,201,472 stock options to Management on February 5, 2014.

Other Expenses

Change in Fair value of Derivative Liabilities

During the three months ended March 31, 2014, we recognized a gain on derivative liabilities of $109,000, due to the change in fair value of warrants sold in the Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues Common Stock.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations.  The fair value of the warrants has been estimated using a Monte Carlo simulation.

Liquidity and Capital Resources

At March 31, 2014, we had working capital of $1,344,999, which consisted of current assets of $1,523,775 and current liabilities of $178,776.

Our cash balance at March 31, 2014 was $1,409,131.  Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue.  Our sources of cash during the three months ended March 31, 2014 have primarily come from the sales our Series C Preferred Stock.  Our future operating results may be affected by a number of factors including the success of our ecommerce platform, and our continued ability to manage our controllable operating costs effectively.  Our capital requirements depend on numerous factors, including the market for our services, additional software development costs, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used $258,631 in cash for the three months ended March 31, 2014.  The sources of cash from operating activities, comprised primarily of $1,242,527 of net non-cash charges and a $53,934 increase in accounts payable.  The uses of cash from operating activities primarily comprised of a net loss of approximately $1,451,744 and a $106,555 increase in prepaid expenses.

Our investing activities used cash of $162,290.  On March 20, 2014, we invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”).  GoCoin is an international payment processor that enables merchants to accept Bitcoin, Litecoin and Dogecoin payments at the point of checkout in e-commerce transaction.

Our financing activities provided cash of $1,821,000 for the three months ended March 31, 2014.  On February 6, 2014, the Company sold an aggregate of 3,750,000 Units in the Private Placement at a purchase price of $0.50 per Unit. Net proceeds amounted to $1,813,000.

Management believes that we have access to capital resources, which could include potential debt and equity financing arrangements; however, we have no commitments for new financing at this time nor can we provide any assurance that we will be able to raise the capital it will need on commercially acceptable terms if at all.  We believe that we currently have sufficient capital resources to sustain operations through at least April 1, 2015.  However, if we were to encounter unforeseen circumstances we could be required to undertake various measures to conserve liquidity which could include, among other things, reducing operating expenses and/or suspending the pursuit of our business plan.

Off Balance Sheet Transactions

We are not a party to any off balance sheet transactions.  We have no guarantees or obligations other than those which arise out of normal business operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As of March 31, 2014, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (ii) have limited segregation of duties. We have taken certain steps in an effort to correct these material weaknesses, including hiring of a third party consultant who has significant experience with publicly held companies. Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies. Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our condensed consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable SEC regulations.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued an aggregate of 13,419,400 shares of common stock upon the conversion of an aggregate of 134,194 shares of Series B Convertible Preferred Stock.

The foregoing issuance of shares of common stock of the Company was in reliance on the exemption from registration afforded by Sections 3(a)(9) and 4(a)(2) of  the Securities Act of 1933, as amended and/or Rule 506 promulgated thereunder.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitcoin Shop, Inc.

May 15, 2014
	By:	/s/Charles Allen
Charles Allen
Its: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)