Form 10-Q
period 2014-06-30
BITCOIN SHOP INC.
filed 2014-08-14
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55141

Bitcoin Shop, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2477977 (I.R.S. Employer Identification No.)

1901 North Fort Myer Drive, Suite #1105 Arlington, VA (Address of principal executive offices)	22209 (Zip Code)

Registrant’s telephone number, including area code (248) 764-1084

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2014, there were 152,987,235 shares of common stock, par value $0.001, issued and outstanding.

BITCOIN SHOP, INC.

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

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash	$722,215	$9,052
Virtual currencies	16,943	22,959
Prepaid expense	105,601	-
Deposits on purchase of virtual currencies	250,000
Other current assets	2,175	-
Total current assets	1,096,934	32,011

Other assets:
Property and equipment, net	91,889	3,556
Websites	11,331	-
Investments	200,000	-
Security deposits	4,815	-
Total other assets	308,035	3,556

Total Assets	$1,404,969	$35,567

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable and accrued expense	$216,426	$6,603
Customer deposits	-	4,263
Total current liabilities	216,426	10,866

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred: 58,673 and 0 shares issued and outstanding, respectively Liquidation preference $0.001 per share	59	-
Series C Convertible Preferred: 3,750,000 and 0 shares issued and outstanding, respectively Liquidation preference $0.001 per share	3,750	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 145,669,504 and 100,773,923 shares issued and outstanding, respectively	145,669	100,774
Additional paid in capital	5,041,304	(93,198)
(Accumulated deficit)/Retained earnings	(4,002,239)	17,125
Total shareholders' equity	1,188,543	24,701

Total Liabilities and Shareholders' Equity	$1,404,969	$35,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2014

Revenues	$4,912	$16,286

Operating expenses:
Marketing	45,559	63,456
General and administrative	2,626,581	4,173,402
Change in fair value of virtual currencies	(3,651)	3,749
Total operating expenses	2,668,489	4,240,607

Loss from operations	(2,663,577)	(4,224,321)

Other income:
Fair value adjustments for warrant liabilities	95,957	204,957

Net loss	$(2,567,620)	$(4,019,364)

Net loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	137,582,162	124,520,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
 (Unaudited)

	Series B Convertible		Series C Convertible				Additional	Retained Earnings	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance January 1, 2014	-	$-	-	$-	49,015,360	$49,015	$(41,439)	$17,125	$24,701
Net assets outstanding at time the reverse merger was completed	400,000	400	-	-	10,762,881	10,763	(11,163)	-	-
Common stock issued for cash	-	-	-	-	51,758,563	51,759	(43,759)	-	8,000
Issuance of 3,750,000 Private Placement Units	-	-	3,750,000	3,750	-	-	1,871,250	-	1,875,000
Issuance cost - Private Placement Units	-	-	-	-	-	-	(62,000)	-	(62,000)
Warrant liability - 1,875,000 warrants issued in connection with Private Placement Units	-	-	-	-	-	-	(227,239)	-	(227,239)
Stock based compensation	-	-	-	-	-	-	3,567,163	-	3,567,163
Reclassification of derivative liability warrant							22,282		22,282
Conversion of Series B Convertible Preferred Stock to common stock	(341,327)	(341)	-	-	34,132,700	34,132	(33,791)	-	-
Net loss	-	-	-	-	-	-	-	(4,019,364)	(4,019,364)
Balance June 30, 2014	58,673	59	3,750,000	3,750	145,669,504	145,669	5,041,304	(4,002,239)	1,188,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited)

Six Months
Ended
June 30, 2014
Net Cash used in operating activities:
Net loss	$(4,019,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	2,657
Stock based compensation	3,567,163
Change in fair value of virtual currencies	3,749
Fair value adjustments for warrant liabilities	(204,957)
Changes in operating assets and liabilities:
Virtual currencies	2,267
Prepaid expense	(105,601)
Deposits on purchase of virtual currencies	(250,000)
Other current assets	(2,175)
Accounts payable	209,823
Customer deposits	(4,263)
Net cash used in operating activities	(800,701)

Net cash used in investing activities:
Purchase of intangible assets	(13,032)
Purchase of property and equipment	(89,289)
Deposits	(4,815)
Investments at cost	(200,000)
Net cash used in investing activities	(307,136)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	8,000
Net proceeds from issuance of Private Placement Units	1,813,000
Net cash provided by financing activities	1,821,000

Net increase in cash	713,163
Cash, beginning of period	9,052
Cash, end of period	$722,215

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred to common stock	$34,132
Reclassification of derivative liability warrant to additional paid in capital	22,282

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

On February 5, 2014, BCSLLC and the holders of its membership interest entered into a securities exchange agreement (the “Exchange Agreement”) with Bitcoin Shop, Inc.  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), the holders of BCSLLC’s outstanding membership interests (the “BitcoinShop Members”) transferred all the outstanding membership interests of BCSLLC to the Company in exchange for an aggregate of 100,773,923 shares of the Company’s common stock $0.001 par value per share (the “Common Stock”).  As a result, BCSLLC became a wholly-owned subsidiary of the Company.  The Share Exchange is accounted for as a reverse merger (the “Merger”) and recapitalization of BCSLLC in the Company, whereby the Company is the legal acquirer and BCSLLC is the legal acquiree and the accounting acquirer in this transaction.  Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the condensed consolidated financial statements prior to the Merger are those of BitcoinShop.us, LLC, and the condensed consolidated financial statements of the Company after completion of the Merger include the assets and liabilities of Bitcoinshop.us, LLC, historical operations of BitcoinShop.us, LLC and operations of Bitcoinshop.us, LLC from the closing date of the Merger.

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

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but had limited operating activities to date. The Company has financed its operations from inception using proceeds received from capital contributions made by its members. On February 6, 2014, the Company raised $1.875 million of new capital in a private placement transaction. Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

The Company used approximately $0.8 million of cash in its operating activities for the six months ended June 30, 2014. The Company incurred a $4.0 million net loss for the six months ended June 30, 2014.  The Company had cash of $0.7 million as of June 30, 2014, and working capital of approximately $0.9 million at June 30, 2014.

The Company is dependent on its ability to retain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long-term plans.  The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.   The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to seek to obtain additional debt or equity financing, especially if the Company experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from operations.  If the Company attempts to obtain additional debt or equity financing, the Company cannot provide assurance that such financing will be available to the Company on favorable terms, or at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Internally Developed Software

Internally developed software consisting of the core technology that allows the Company to interface with vendors in order to display up-to-date inventory, and present prices in Bitcoin or Litecoin according to the GoCoin US Dollars exchange rates. The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.

Intangible Asset

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight line method over an estimated useful life of 3 years. Amortization cost was $1,702 for the three and six months ended June 30, 2014.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.  On an ongoing basis, the Company evaluates its estimates and assumptions.  These estimates and assumptions include the fair values of virtual currencies, valuing equity securities in share-based payment arrangements, estimating the fair value of equity instrument recorded as derivative liabilities, estimating useful lives of depreciable and amortizable assets and estimating the fair value of long-lived assets as to whether impairment charge may apply.

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

Warrant Liability

The Company accounts for common stock warrants issued in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity". Accordingly, the Company classifies the warrants as a liability measured at fair value on the date of issuance and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The Company calculates the fair value of the warrants issued using a Binomial Lattice option pricing model. The classification of warrants, including whether the warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to $63,456 for the period ended January 1, 2014 through June 30, 2014.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the six months ended June 30, 2014 because their effect was anti-dilutive:

As of June 30, 2014
Common Stock options	6,201,472
Common Stock warrants	1,875,000
Series B Convertible Preferred	5,867,300
Series C Convertible Preferred	3,750,000
Excluded potentially dilutive securities	17,693,772

Investment at Cost

On March 20, 2014, the Company invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”). GoCoin is an international payment processor that enables merchants to accept Bitcoin, Litecoin and Dogecoin payments at the point of checkout in e-commerce transaction.  The investment is carried at cost in the accompanying condensed consolidated balance sheet

On May 9, 2014, the Company invested $50,000 into Series Seed preferred units of Bitvault, Inc (“Bitvault”). The Company does not maintain significant influence. The investment is carried at cost in the accompanying condensed consolidated balance sheet.

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares with feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of June 30, 2014. Accordingly all issuances of preferred stock are presented as a component of condensed consolidated stockholders’ equity.

Convertible Instruments

The Company has evaluated the Series C Convertible Preferred Stock (“Preferred Stock”) component of the Private Placement and determined it should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the Preferred Stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that the Preferred Stock is an “equity host,” the embedded conversion feature is not considered a derivative liability.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Note 5 – Property and Equipment

Property and equipment consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Furniture and equipment	$15,774	$4,000
Internally developed software	77,515	-

Accumulated depreciation	(1,400)	(444)
Property and equipment, net	$91,889	$3,556

Depreciation expense is approximately $623 and $955 for the three months and six months ended June 30, 2014, respectively.

Note 6 – Deposits on Purchase of Virtual Currencies

On June 19, 2014 the Company deposited $200,000 with the United States Marshals Service (“USMS”) the deposit allowed the Company to participate in the USMS auction of seized bitcoins (the “Auction”).  The Company also deposited $50,000 on June 26, 2014 with Second Market Inc. to participate in the Auction through their syndicate (the “Syndicate”).  Though the Company bid in the Auction directly as well as through the Syndicate, it did not have a winning bid in either the Auction or the Syndicate and the deposits were returned during July 2014.

Note 7 – Shareholders’ Equity

On January 13, 2014, pursuant to the first amendment to BCSLLC’s operating agreement, BCSLLC admitted three new stockholders in exchange for aggregate capital contributions amounting to $8,000 representing 51,758,563 of common stock.

The Series B Designation provides authorization for the issuance of 400,000 shares of Series B preferred stock, par value $0.001 (the "Series B Preferred Stock").  Each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter equal to the number of shares of common stock such shares of Series B Preferred Stock are convertible into at such time, but not in excess of the conversion limitations.  Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder’s shares of Series B Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal to one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock surrendered.  However, at no time may all or a portion of shares of Series B Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion which would exceed, when aggregated with all other shares of common stock owned by such holder at such time, the number of shares of common stock which would result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules thereunder) more than 9.99% of all of the common Stock outstanding at such time (the “9.99% Beneficial Ownership Limitation”).  By written notice to the Company, any holder of Series B Preferred Stock may increase or decrease the 9.99% Beneficial Ownership Limitation to any other percentage not in excess of 9.99% specified in such notice; provided that (i) any such increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such increase or decrease will apply only to such holder of Series B Preferred Stock sending such notice and not to any other holder of Series B Preferred Stock; provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series B Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. During the six months ended June 30, 2014, holders of Series B Preferred stock converted 341,327 shares of Series B Preferred stock into 34,132,700 shares of common stock.

On February 6, 2014, following the completion of the Merger and Recapitalization transaction, the Company, sold an aggregate of 3,750,000 units in a private placement (the “Private Placement”) of its securities to certain investors at a purchase price of $0.50 per unit pursuant to subscription agreements for an aggregate purchase price of $1,875,000.  The units in the Private Placement consisted of (i) one share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share, which is convertible into one (1) share of common stock and (ii) a three year warrant to purchase ½ share of common stock at an exercise price of $1.00 per share.  Additionally, the shares of common stock issuable upon conversion of Series C Preferred Stock and common stock issuable upon exercise of the warrants are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).  Each share of the Series C Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred Stock, provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series C Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. Each share of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation.  Each warrant is exercisable into ½ share of common stock at an exercise price of $1.00 per share.  The warrant may be exercised on a cashless basis. The Company is prohibited from effecting the exercise of warrant to the extent that, as a result of such exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrant. Offering costs of $62,000 associated with the Private Placement Units were recorded as component of stockholders’ equity. The calculation of the effective conversion amount did not result in a beneficial conversion feature ("BCF") because the effective conversion price equaled the Company's stock price on the date of issuance, therefore no BCF was recorded.

The Company accounts for common stock warrants issued in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity". Accordingly, the Company classifies the warrants as liability measured at fair value on the date of issuance and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's condensed consolidated statements of operations. The Company calculates the fair value of the warrants issued using a Binomial Lattice option pricing model. The classification of warrants, including whether the warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. In June 2014, the Company and the holders of the units issued in the Private Placement agreed to waive their Most Favored Nations Provision (as defined in Section 2(d) of the Subscription Agreement filed on form 8K on February 6, 2014).  As a result of this waiver the Company reclassified $22,282 from derivative liabilities on warrants to additional paid in capital.

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

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At June 30, 2014, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable.

Note 8 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2014:

Fair value measured at June 30, 2014
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Virtual currencies	$16,943	16,943	-	$-
Warrant liability	-	-		-

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2014.

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

Changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2014:

Balance - January 1, 2014	$-
Fair value of warrant liability on date of issuance (February 6, 2014)	227,239
Change in fair value of warrant liability	(204,957)
Reclassification of derivative liability warrant	(22,282)
Balance - June 30, 2014	$-

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2014 is as follows:

Date of valuation	February 6, 2014	March 31, 2014	June 30, 2014
Fair value of common stock	$0.44	$0.32	$0.17
Dividend yield (per share)	0.00%	0.00%	0.00%
Strike price	$1.00	$1.00	$1.00
Volatility (annual)	74%	74%	71%
Risk-free rate	0.66%	0.93%	0.88%
Expected life (years)	3.0	2.9	2.7

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 9 – Stock Based Compensation

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

The grant date fair value of stock options granted during the six months ended June 30, 2014 was $17,860,239.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions and market conditions will be met.  The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.  The fair value of options granted in 2014 was estimated using the following assumptions – exercise price $0.50, expected stock price volatility 73.9%, effective life 3.5 years, risk free rate 0.69%. The options vest over a three year period from the date of grant.

Stock-based compensation expense was $1,343,794 and $3,567,163 for the three months and six months ended June 30, 2014, respectively.

Stock Option Activity

A summary of stock option activity to employees for the six months ended June 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share	Avergae Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2013	-	$-	$-	-	$-
Granted	6,201,472	0.50	2.88	5.0	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at June 30, 2014	6,201,472	$0.50	$2.88	4.6	$-
Exercisable as of June 30, 2014	-			-

The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised. There is $14,293,076 of unrecognized compensation cost as of June 30, 2014.

Note 10 – Commitments and Contingencies

On April 4, 2014, the Company entered into an operating sub-lease agreement beginning on April 14, 2014 and ending on May 31, 2015 (the “Term”) for its headquarters in Arlington, Virginia.  The estimated future payments under the Term of the operating lease are as follows:

2014	$26,868
2015	23,900
Total Lease Commitment	$50,768

The Company paid the entire rent through the Term and has recognized it as a prepaid rent.  Additionally, the Company paid a security deposit of one month’s rent of $4,815.

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of June 30, 2014, there was no litigation against the Company and therefore the litigation accrual was zero.

Note 11 - Subsequent Events

On July 10, 2014, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Express Technologies, Inc. (“Express Technologies”) pursuant to which the Company purchased a convertible promissory note in the principal amount of $150,000 (the “Note”).  The Note accrues interest at 5% per annum and matures on July 10, 2015.  Upon the occurrence of Express Technologies' next preferred equity financing in which Express Technologies receives gross proceeds of at least $750,000 (the “Financing”), the entire outstanding principal amount and accrued but unpaid interest (the “Conversion Amount”) on the Note shall automatically be converted into such number of shares of Express Technologies’ preferred equity equal to the greater of (A) the Conversion Amount divided by the product of: (i) the per share price of the securities offered in the Financing and (ii) 0.85 and (B) the Conversion Amount divided by an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization (as defined in the Note).  In the event a Financing does not occur prior to the maturity of the Note, the Company may elect to convert the Note into such number of shares of common stock as shall equal: (A) the Conversion Amount as of the Maturity Date divided by (B) an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization immediately prior to the Maturity Date.

In connection with the Company’s investment in Express Technologies, the Company entered into a letter agreement with Express Technologies pursuant to which the Company was granted an option until October 24, 2014 to (i) purchase additional promissory notes in an amount up to $1,000,000 or (ii) to the extent a Financing occurs, purchase securities in such Financing in an amount up to $1,000,000.  The option is payable in U.S. dollars or bitcoins.

Additionally, pursuant to the letter agreement, Express Technologies has agreed to cause Charles Allen, the Company’s Chief Executive Officer, to be appointed as an advisor to Express Technologies in consideration for an option or warrant to purchase such number of shares of Express Technologies’ common stock as shall equal 0.25% of the Fully Diluted Capitalization at an exercise price equal to $9,000,000 divided by the Fully Diluted Capitalization.  Such option or warrant shall vest over a two year period.

In the event the Company (i) exercises its option and (ii) purchases an additional note or participates in a Financing in an amount of $1,000,000, Express Technologies shall cause Mr. Allen to be appointed to its Board of Directors in consideration for which, Mr. Allen shall receive an option or warrant to purchase such number of shares of Express Technologies’ common stock as shall equal 0.50% of the Fully Diluted Capitalization at an exercise price equal to $9,000,000 divided by the Fully Diluted Capitalization.  Such option or warrant shall vest over a two year period

On August 1, 2014, the Company purchased 500 Bitcoins for $ 292,500 ($585 per Bitcoin) from a third party.

From July 1, 2014 through August 11, 2014, the Company converted 58,673 shares of Series B Convertible Preferred Stock into 5,867,300 shares of common stock.

On August 8, 2014, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada to eliminate the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock from the Company's Articles of Incorporation.  As of August 8, 2014, no shares of Series B Preferred Stock were outstanding.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business strategy is to become a leading virtual currency marketplace where consumers of products and services can use any virtual currency to transact business.  We focus on delivering value and convenience to our online customers.

We also plan to evaluate other strategic Virtual Currency opportunities as well as technologies that are complementary to our business strategy in an effort to minimize risks and drive shareholder value.  This will include evaluating opportunities that cross market our ecommerce site, diversify our revenue streams and provide on-ramps for new users.

Results of Operations for the Three Months Ended June 30, 2014

As a result of the Share Exchange that was consummated on February 5, 2014, no comparative period is available.

The following table reflects our operating results for the three months ended June 30, 2014:

Revenues	$4,912

Operating expenses:
Marketing	45,559
General and administrative	2,626,581
Change in fair value of virtual currencies	(3,651)
Total operating expenses	2,668,489

Loss from operations	(2,663,577)

Other income
Fair value adjustments for warrant liabilities	95,957

Net loss	$(2,567,620)

Revenues

Revenues for the three months ended June 30, 2014 were $4,912. Revenues represent net fees earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $2,668,489. General and administrative expenses primarily consisted of compensation and benefits of $191,397, accounting and legal fees of $152,743 and stock based compensation of $2,223,369 related to the grant of 6,201,472 stock options to management on February 5, 2014.

Other Expenses

Change in Fair value of Derivative Liabilities

During the three months ended June 30, 2014, we recognized a gain on derivative liabilities of $95,957, due to the change in fair value of warrants sold in the Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues Common Stock or Common Stock equivalents at a lower price.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations.  The fair value of the warrants has been estimated using a Binomial Lattice option pricing model.  In June 2014, the holders of the warrants agreed to waive the Most Favored Nations Provision.  As a result of this waiver we reclassified $22,282 from derivative liabilities on warrants to additional paid in capital.

Results of Operations for the Six Months Ended June 30, 2014

As a result of the Share Exchange that was consummated on February 5, 2014, no comparative period is available.

The following table reflects our operating results for the six months ended June 30, 2014:

Revenues	$16,286

Operating expenses:
Marketing	63,456
General and administrative	4,173,402
Change in fair value of virtual currencies	3,749
Total operating expenses	4,240,607

Loss from operations	(4,224,321)

Other income
Fair value adjustments for warrant liabilities	204,957

Net loss	$(4,019,364)

Revenues

Revenues for the six months ended June 30, 2014 were $16,286. Revenues represent net fees earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $4,240,607. General and administrative expenses primarily consisted of compensation and benefits of $263,613, accounting and legal fees of $244,859 and stock based compensation of $3,567,163 related to the grant of 6,201,472 stock options to Management on February 5, 2014.

Other Expenses

Change in Fair value of Derivative Liabilities

During the six months ended June 30, 2014, we recognized a gain on derivative liabilities of $204,957, due to the change in fair value of warrants sold in the Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues Common Stock or Common Stock equivalents at a lower price.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The fair value of the warrants has been estimated using a Binomial Lattice option pricing model.  In June 2014, the holders of the units issued in the Private Placement and us agreed to waive the Most Favored Nations Provision.  As a result of this waiver we reclassified $22,282 from derivative liabilities on warrants to additional paid in capital.

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $880,508, which consisted of current assets of $1,096,934 and current liabilities of $216,426.

Our cash balance at June 30, 2014 was $722,215. Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue.  Our sources of cash during the six months ended June 30, 2014 have primarily come from the $1,813,000 Private Placement financing received in connection with the Share Exchange. Our future operating results may be affected by a number of factors including the success of our ecommerce platform, and our continued ability to manage our controllable operating costs effectively.  Our capital requirements depend on numerous factors, including the market for our services, additional software development costs, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used $800,701 in cash for the six months ended June 30, 2014.  The sources of cash from operating activities comprised primarily of $3,368,612 of net non-cash charges and a $209,823 increase in accounts payable.  The uses of cash from operating activities primarily comprised of a net loss of approximately $4,019,364 and a $105,601 increase in prepaid expenses.

Our investing activities used $307,136 in cash for the six months ended June 30, 2014.  On March 20, 2014, we invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”).  GoCoin is an international payment processor that enables merchants to accept Bitcoin, Litecoin and Dogecoin payments at the point of checkout in e-commerce transaction. On May 9, 2014, we invested $50,000 into Series Seed preferred units of Bitvault, Inc (“Bitvault”).

Our financing activities provided cash of $1,821,000 for the six months ended June 30, 2014.  On February 6, 2014, the Company sold an aggregate of 3,750,000 Units in the Private Placement at a purchase price of $0.50 per Unit. Net proceeds amounted to $1,813,000.

We are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans.  Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer term business plan.   Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations.  If we attempt to obtain additional debt or equity financing, we cannot provide any assurance that such financing will be available to us on favorable terms, or at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The condensed financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Off Balance Sheet Transactions

We are not a party to any off balance sheet transactions.  We have no guarantees or obligations other than those which arise out of normal business operations.

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●
As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

Remediation Plan

The size of the Company and its limited number of employees will make it difficult to remediate all existing weaknesses. We intend to hire additional accounting staff, and operations and administrative executives and remediate each of the weaknesses in our disclosure controls and internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued an aggregate of 20,713,300 shares of common stock upon the conversion of an aggregate of 207,133 shares of Series B Convertible Preferred Stock.

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

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitcoin Shop, Inc.

August 14, 2014
	By:	/s/Charles Allen
Charles Allen
Its: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)