Form 10-Q
period 2014-09-30
BITCOIN SHOP INC.
filed 2014-11-19
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes □ No.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2014, there were 140,437,235 shares of common stock, par value $0.001, issued and outstanding.

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

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash	$111,611	$9,052
Digital currencies	209,418	22,959
Prepaid expense	88,699	-
Note receivable	150,000	-
Other assets	1,685	-
Total current assets	561,413	32,011

Other assets:
Property and equipment, net	199,704	3,556
Websites	12,523	-
Long-term investments	200,000	-
Deposits	4,815	-
Total other assets	417,042	3,556

Total Assets	$978,455	$35,567

Commitments and Contingencies
Liabilities and Shareholders' Equity:
Accounts payable and accrued expense	$131,610	$6,603
Customer deposits	-	4,263
Total current liabilities	131,610	10,866

Shareholders' equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series C Convertible Preferred: 2,200,000 and 0 shares issued and outstanding, respectively Liquidation preference $0.001 per share	2,200	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 153,186,804 and 100,773,923 shares issued and outstanding, respectively	153,187	100,774
Additional paid in capital	7,283,195	(93,198)
(Accumulated deficit)/Retained earnings	(6,591,737)	17,125
Total shareholders' equity	846,845	24,701

Total Liabilities and Shareholders' Equity	$978,455	$35,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Revenues	$1,520	$17,806

Operating expenses:
Marketing	26,241	89,697
General and administrative	2,458,086	6,631,488
Change in fair value of digital currencies	108,400	112,149
Total operating expenses	2,592,727	6,833,334

Loss from operations	$(2,591,207)	$(6,815,528)

Other income:
Interest income	1,709	1,709
Fair value adjustments for warrant liabilities	-	204,957
Total other income	1,709	206,666

Net loss	$(2,589,498)	$(6,608,862)

Net loss per share, basic and diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	151,649,201	133,662,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
 (Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings(Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance January 1, 2014	-	$-	-	$-	49,015,360	$49,015	$(41,439)	$17,125	$24,701
Net assets outstanding at time the reverse merger was completed	400,000	400	-	-	10,762,881	10,763	(11,163)	-	-
Common stock issued for cash	-	-	-	-	51,758,563	51,759	(43,759)	-	8,000
Issuance of Series C - 3,750,000 Private Placement Units	-	-	3,750,000	3,750	-	-	1,871,250	-	1,875,000
Issuance cost - Private Placement Units							(62,000)		(62,000)
Warrant liability - 1,875,000 warrants issued in connection with Series C	-	-	-	-	-	-	(227,239)	-	(227,239)
Stock based compensation	-	-	-	-	-	-	5,814,963	-	5,814,963
Reclassification of derivative liability warrant							22,282		22,282
Conversion of Serise C Convertible Preferred to common stock	-	-	(1,550,000)	(1,550)	1,550,000	1,550	-	-	-
Conversion of Series B Convertible Preferred to common stock	(400,000)	(400)	-	-	40,000,000	40,000	(39,600)	-	-
Exchange warrants for common stock	-	-	-	-	100,000	100	(100)	-	-
Net loss	-	-	-	-	-	-	-	(6,608,862)	(6,608,862)
Balance September 30, 2014	-	$-	2,200,000	$2,200	153,186,804	$153,187	$7,283,195	(6,591,737)	$846,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited)

Nine Months Ended September 30, 2014
Net Cash flows used from operating activities:
Net loss	$(6,608,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	5,913
Stock based compensation	5,814,963
Change in fair value of digital currencies	112,149
Interest income on investment	(1,685)
Fair value adjustments for warrant liabilities	(204,957)
Changes in operating assets and liabilities:
Digital currencies	(298,608)
Prepaid expense	(88,699)
Accounts payable	125,007
Customer deposits	(4,263)
Net cash used in operating activities	(1,149,042)

Net cash used in investing activities:
Purchase of intangible assets	(15,469)
Purchase of property and equipment	(199,115)
Deposits	(4,815)
Investments at cost	(350,000)
Net cash used investing activities	(569,399)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	8,000
Net proceeds from issuance of Private Placement Units	1,813,000
Net cash provided by financing activities	1,821,000

Net increase in cash	102,559
Cash, beginning of period	9,052
Cash, end of period	$111,611

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred to common stock	$40,000
Conversion of Series C Convertible Preferred to common stock	1,550
Exchange warrants for common stock	100
Reclassification of derivative liability warrant to additional paid in capital	22,282

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

Bitcoin Shop, Inc. (formerly TouchIt Technologies, Inc.), a Nevada Corporation (the “Company”) through its wholly-owned subsidiary BCSLLC is in the business of developing, marketing and operating an e-commerce website, which offers its users an online marketplace for transacting business in digital currencies, including Bitcoins, Litecoins and Dogecoins (“Digital Currencies”).  The Company is also in the business of mining Digital Currencies specifically Bitcoin.

The online presence that the Company operates is hosted, maintained, and developed by the Company.  The Company has developed a proprietary application and website that allows the Company to interface with its vendors in order to display up-to-date inventory, and present prices stated in digital currency based on a market exchange rate stated in United States Dollars (“USD”).  The equivalence of Digital Currencies to USD is updated continually and at each stage through the checkout process. When customers reach the Company’s checkout page the equivalence of Digital Currencies to USD is locked in by the Company’s payment processor for 15 minutes.  The payment processor assumes the digital currency exchange risk unless we choose to retain the Digital Currencies.

The Company currently operates both a beta version of our ecommerce website at www.btcs.com where consumers can purchase products using digital currency such as bitcoin, litecoin and dogecoin, by searching through a selection of over 2,000,000 items from 85 retailers (“Beta”), as well as our legacy site at legacy.bitcoinshop.us (“Legacy”).  The Company does not take physical possession or title to any inventory in either the Beta or Legacy sites.  All orders are originated by the Company’s customers through its websites and are fulfilled by third party vendors.  The Company charges its customers a processing fee and earns a profit margin on each transaction.  Customers purchase merchandise on the Company’s websites in amounts denominated in Digital Currencies.  The Company converts a portion of the Digital Currencies received from its customers as payment, to an amount of USD that are needed to remit payments to third party vendors that ultimately fulfill the orders; provided, however the Company from time to time elects to retain the Digital Currencies and pay third party vendors with the Company funds.

On September 14, 2014 the Company entered into an independent contractor agreement with Hashmaster Tech, LLC ("Hashmaster").  Under the agreement, Hashmaster will act as an independent contractor in the purchasing and operating of Digital Currency mining equipment which the Company will own.  The agreement contemplates lower operating fees in a tiered manner until Hashmaster is operating $1 million of the Company's mining equipment.  Hashmaster has also agreed to an exclusivity clause with Bitcoin Shop such that the Company will be the only public company for whom Hashmaster mines.

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2013, included in a Form 8-K filed with the Securities and Exchange Commission on April 17, 2014.

During the period ended July 28, 2013 (inception) through September 30, 2013, the Company did not have significant operating activities, accordingly the results of operations for the period from July 28, 2013 (inception) through September 30, 2013 have not been presented in the accompanying condensed consolidated statements of operations and cash flows.

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

The Company used approximately $1.1 million of cash in its operating activities for the nine months ended September 30, 2014. The Company incurred a $6.6 million net loss for the nine months ended September 30, 2014.  The Company had cash of $0.1 million as of September 30, 2014, and working capital of approximately $0.4 million at September 30, 2014.

We are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans.  Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.   Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations.  If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.

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

Digital Currencies Translations and Remeasurements

The Company accounts for Digital Currencies, which it considers to be an operating asset, at their initial cost and subsequently remeasures the carrying amounts of Digital Currencies it owns at each reporting date based on their current fair value.  The changes in the fair value of Digital Currencies are included as a component of income or loss from operations.  Though Digital Currencies behave like a foreign currency the Company currently classifies Digital Currencies as a current asset.  Digital Currencies are considered a crypto-currency and the Company receives deposits in various kinds of digital currencies including but not limited to Bitcoins, Litecoins and Dogecoins from customer trade transactions.  The Company when necessary, will issue refunds in Digital Currencies and at its discretion make payments to vendors in Digital Currencies, if and when such vendors accept Digital Currencies as payment.

The Company obtains the equivalency rate of Bitcoins to USD from various exchanges including, Bitstamp and Coinbase.  The equivalency rate obtained from these sources represents a generally well recognized quoted price in an active market for Bitcoins, which market and related database is accessible to the Company on an ongoing basis.

In March of 2014, the Company began accepting Litecoins and Dogecoins. Currently, the Company determines the value of Bitcoins (for the purpose of ecommerce sales) and Litecoins and Dogecoins from GoCoin LLC, the payment processor that enables the Company to accept these digital currencies as payments from its customers for goods.

Property Plant and Equipment

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

Digital Currency Mining Hardware

The computer mining hardware is used to generate digital currencies. The Company depreciates computer mining hardware over a 2 year period.

Intangible Asset

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight line method over an estimated useful life of 3 years. Amortization cost was $1,245 and $2,946 for the three and nine months ended September 30, 2014, respectively.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.  On an ongoing basis, the Company evaluates its estimates and assumptions.  These estimates and assumptions include the fair values of digital currencies, valuing equity securities in share-based payment arrangements, estimating the fair value of equity instruments recorded as derivative liabilities, estimating useful lives of depreciable and amortizable assets and estimating the fair value of long-lived assets as to whether impairment charge may apply.

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

The Company’s sole source of revenue is derived from processing fees and the markup of goods purchased by customers through orders originated through the Company’s website. The Company recognizes revenues from the origination of the orders upon receiving confirmation that the third party vendors’ fulfillment process (delivery to customer) is complete. Customer deposits represents orders originated and Digital Currency payments received for orders that are not yet fulfilled.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to $26,241 and $89,700 for the three and nine months ended September 30, 2014, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the nine months ended September 30, 2014 because their effect was anti-dilutive:

As of September 30,
2014
Common Stock options	6,201,472
Common Stock warrants	875,000
Series C Convertible Preferred	2,200,000
Excluded potentially dilutive securities	9,276,472

Investment at Cost and Note Receivable

On March 20, 2014, the Company invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”). GoCoin is an international payment processor that enables merchants to accept Bitcoin, Litecoin and Dogecoin payments at the point of checkout in e-commerce transaction.  The investment is carried at cost in the accompanying condensed consolidated balance sheet. The Company does not maintain significant influence.

On May 9, 2014, the Company invested $50,000 into Series Seed preferred units of Bitvault, Inc (“Bitvault”). The Company does not maintain significant influence. The investment is carried at cost in the accompanying condensed consolidated balance sheet.

No gains or losses have been recognized during the nine months ended September 30, 2014.

Note Receivable

On July 10, 2014, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Express Technologies, Inc. (“Express Technologies”) pursuant to which the Company purchased a note receivable in the principal amount of $150,000 (the “Note”). The note receivable is carried at cost in the accompanying condensed consolidated balance sheet. The Note accrues interest at 5% per annum and matures on July 10, 2015.  Upon the occurrence of Express Technologies' next preferred equity financing in which Express Technologies receives gross proceeds of at least $750,000 (the “Financing”), the entire outstanding principal amount and accrued but unpaid interest (the “Conversion Amount”) on the Note shall automatically be converted into such number of shares of Express Technologies’ preferred equity equal to the greater of (A) the Conversion Amount divided by the product of: (i) the per share price of the securities offered in the Financing and (ii) 0.85 and (B) the Conversion Amount divided by an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization (as defined in the Note).  In the event a Financing does not occur prior to the maturity of the Note, the Company may elect to convert the Note into such number of shares of common stock as shall equal: (A) the Conversion Amount as of the Maturity Date divided by (B) an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization immediately prior to the Maturity Date. The conversion option does not have to be bifurcated as it does not meet the definition of a derivative (not readily convertible into cash).

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of September 30, 2014. Accordingly all issuances of preferred stock are presented as a component of condensed consolidated stockholders’ equity.

Convertible Instruments

The Company has evaluated the Series C Convertible Preferred Stock (“Preferred Stock”) conversion component of the Private Placement and determined it should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the Preferred Stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that the Preferred Stock is an “equity host,” the embedded conversion feature is not considered a derivative liability.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 – Property and Equipment

Property and equipment consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Equipment	$12,305	$4,000
Computer	3,469	-
Digital currency mining hardware	42,545	-
Website development	144,796

Accumulated depreciation	(3,411)	(444)
Property and equipment, net	$199,704	$3,556

Depreciation expense is approximately $2,011 and $2,967 for the three and nine months ended September 30, 2014, respectively.

Note 6 – Shareholders’ Equity

On January 13, 2014, pursuant to the first amendment to BCSLLC’s operating agreement, BCSLLC admitted three new stockholders in exchange for aggregate capital contributions amounting to $8,000 representing 51,758,563 of common stock.

The Series B Designation provides authorization for the issuance of 400,000 shares of Series B preferred stock, par value $0.001 (the "Series B Preferred Stock").  Each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter equal to the number of shares of common stock such shares of Series B Preferred Stock are convertible into at such time, but not in excess of the conversion limitations.  Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder’s shares of Series B Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal to one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock surrendered.  However, at no time may all or a portion of shares of Series B Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion which would exceed, when aggregated with all other shares of common stock owned by such holder at such time, the number of shares of common stock which would result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules thereunder) more than 9.99% of all of the common Stock outstanding at such time (the “9.99% Beneficial Ownership Limitation”).  By written notice to the Company, any holder of Series B Preferred Stock may increase or decrease the 9.99% Beneficial Ownership Limitation to any other percentage not in excess of 9.99% specified in such notice; provided that (i) any such increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such increase or decrease will apply only to such holder of Series B Preferred Stock sending such notice and not to any other holder of Series B Preferred Stock; provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series B Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. During the nine months ended September 30, 2014, the Company converted 400,000 shares of Series B Preferred stock into 40,000,000 shares of common stock. There is no outstanding Series B Preferred stock outstanding as of September 30, 2014.

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

In June 2014, the Company and the holders of the warrants agreed to waive their Most Favored Nations Provision.  As a result of this waiver the Company reclassified $22,282 from derivative liabilities on warrants to additional paid in capital.

On July 16, 2014, the Company converted 1,550,000 shares of Series C preferred Stock to 1,550,000 shares of common stock.

On August 26, 2014, 1,000,000 warrants were exchanged by multiple warrant holders for 100,000 shares of common stock.

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

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At September 30, 2014, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable.

Note 7 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2014:

	Fair value measured at September 30, 2014
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Digital Currencies	$209,418	209,418	-	$-

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2014.

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

Changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2014:

Balance - January 1, 2014	$-
Fair value of warrant liability on date of issuance (February 6, 2014)	227,239
Change in fair value of warrant liability immediately before reclassification	(204,957)
Reclassification of derivative liability warrant	(22,282)
Balance - September 30, 2014	$-

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2014 is as follows:

Date of valuation	February 6, 2014	March 31, 2014	June 30, 2014
Fair value of common stock	$0.44	$0.32	0.17
Dividend yield (per share)	0.00%	0.00%	0.00%
Strike price	$1.00	$1.00	1.00
Volatility (annual)	74%	74%	71%
Risk-free rate	0.66%	0.93%	0.88%
Expected life (years)	3.0	2.9	2.7

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 8 – Stock Based Compensation

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

The grant date fair value of stock options granted during the nine months ended September 30, 2014 was $17,860,239.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions and market conditions will be met.  The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.  The fair value of options granted in 2014 was estimated using the following assumptions – exercise price $0.50, expected stock price volatility 73.9%, effective life 3.5 years, risk free rate 0.69%.

Stock-based compensation expense was $2,247,800 and $5,814,963 for the three and nine months ended September 30, 2014, respectively.

Stock Option Activity

A summary of stock option activity to employees for the nine months ended September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share	Avergae Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2013	-	$-	$-	-	$-
Granted	6,201,472	0.50	2.88	5.0	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at September 30, 2014	6,201,472	$0.50	$2.88	4.3	$-
Exercisable as of September 30, 2014	-			-

The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised. There is $12,045,277 of unrecognized compensation cost as of September 30, 2014.

Note 9 – Commitments and Contingencies

On April 4, 2014, the Company entered into an operating sub-lease agreement beginning on April 14, 2014 and ending on May 31, 2015 (the “Term”) for its headquarters in Arlington, Virginia.  The estimated future payments under the Term of the operating lease are as follows:

2014	$13,434
2015	23,900
Total Lease Commitment	$37,334

The Company paid the entire rent through the Term and has recognized it as a prepaid rent.  Additionally, the Company paid a security deposit of one month’s rent of $4,815.

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of September 30, 2014, there was no litigation against the Company and therefore the litigation accrual was zero.

Note 10 - Subsequent Events

In connection with the Company’s investment in Express Technologies, the Company entered into a letter agreement with Express Technologies (the “Letter Agreement”) pursuant to which the Company was granted an option until October 24, 2014 (the “Option”) to (i) purchase additional promissory notes in an amount up to $1,000,000 or (ii) to the extent a Financing occurs, purchase securities in such Financing in an amount up to $1,000,000.  The Option is payable in U.S. dollars or bitcoins.

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

In the event the Company (i) exercises the Option and (ii) purchases an additional note or participates in a Financing in an amount of $1,000,000, Express Technologies shall cause Mr. Allen to be appointed to its Board of Directors in consideration for which, Mr. Allen shall receive an option or warrant to purchase such number of shares of Express Technologies’ common stock as shall equal 0.50% of the Fully Diluted Capitalization at an exercise price equal to $9,000,000 divided by the Fully Diluted Capitalization.  Such option or warrant shall vest over a two year period

On October 2, 2014, the Company entered into a Subscription Agreement (the “Agreement”) with Coin Outlet Inc. (“Coin Outlet”) pursuant to which the Company purchased from Coin Outlet 8,334 Units, at $6.00 per Unit, for an aggregate purchase price of $50,004.  Each Unit consists of (i) one share of Coin Outlet’s common stock, and (ii) a warrant to purchase two (2) shares of Coin Outlet’s common stock at an exercise price of $6.00 per share which expires on January 15, 2015 (the “Warrant”).

As further incentive for the Company to enter into the Agreement, the Company, Coin Outlet and its shareholders (the “Holders”) entered into an option agreement with the Company (the “Option”).  Pursuant to the Option agreement the Company shall have the option in one or more transactions to exchange an aggregate of up to 75,448 shares in Coin Outlet (or approximately 7.4% of the total shares of Coin Outlet issued and outstanding immediately prior to this transaction) (the “CO Shares”) for up to an aggregate of 3,500,000 newly issued shares of common stock of the Company (the “BTCS Shares”).  Both the CO Shares and BTCS Shares shall be adjusted to account for certain reclassifications and adjustments as set forth in the Option agreement.  Pursuant to the Option agreement the Option will automatically be exercised in full on August 15, 2015 unless Coin Outlet or the Company has had a material adverse effect as defined.

The Holders further agreed to enter into a lock-up agreement with the Company with respect to any BTCS Shares received (the “Lockup Agreement”).  Pursuant to the Lockup Agreement the Holders are prohibited from the sale of any BTCS Shares until after February 5, 2017.Immediately prior to the transaction Coin Outlet’s share structure consisted of 1,000,000 shares of common stock, and no other equity or equity linked securities were issued or outstanding.  After giving effect to the Unit purchase the Company will own 0.83% of Coin Outlet and if the Warrant and Option are exercised in full the Company would own 9.8% of Coin Outlet.

On October 10, 2014, the Company entered into lockup agreements (the “Lockup Agreements”) with certain of its officers, directors and large shareholders (collectively, the “Lockup Parties”) pursuant to which the Lockup Parties agreed to refrain from selling or transferring an aggregate of 71,254,575 shares of the Company’s common stock they own until February 5, 2017.  The foregoing description of the Lockup Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text as set forth in an 8k filed with the SEC on October 10, 2014.

On October 17, 2014, the Company formed a Strategic Advisory Board (the “SAB”) whose purpose is to assist and provide advice to the Company’s Board of Directors and management regarding the Company’s corporate strategic plan and matters of particular strategic importance to the Company.  In connection with the formation of the SAB, on October 17, 2014, the Company entered into Strategic Advisory Board Agreements with the initial ten members of its SAB, which nine of such agreements call for compensation to be paid in shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) and one agreement calls for compensation to be paid in cash (the “Equity SAB Agreement” and the “Cash SAB Agreement, respectively).

On October 21, 2014, the Company entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, Charles Kiser, its Chief Marketing Officer and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Company Officers”) pursuant to which the Company Officers agreed to return an aggregate of 12,750,000 shares of the Company’s common stock, par value $0.001 per share, held by them to the Company for cancellation in consideration for an aggregate payment of $2,490.72.

On November 7, 2014, the Company entered into an Option Cancellation and Release Agreement (each, a “Cancellation Agreement”) with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, Charles Kiser, its Chief Marketing Officer, Michal Handerhan, its Chief Operating Officer and corporate secretary and Timothy Sidie, its former Chief Technology Officer (collectively, the “Company Option Holders”) pursuant to which each of the Company Option Holders agreed to return to the Company for cancellation, options to purchase up to 1,550,368 shares (or 6,201,472 shares in the aggregate) of the Company’s common stock, par value $0.001 per share, with an exercise price of $0.50, held by them.

On November 7, 2014, the Board of Directors of the Company granted Charles Allen an eight year non-qualified stock option under the Company’s 2014 Equity Incentive Plan (the “Plan”) to purchase up to an aggregate of Nine Million Five Hundred Thousand (9,500,000) shares of the Company’s common stock with a per share exercise price of $0.10 (the “Allen Option”).  The Allen Option vests as follows:

•
Three Million Five Hundred Thousand (3,500,000) shares of common stock shall vest if (i) EBITDA (as defined in the Allen Option), as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2015, is at least Five Hundred Thousand Dollars ($500,000) and (ii) 2015 EBITDA Per Share (as defined in the Allen Option) is at least $0.003;

•
Five Million (5,000,000) shares of common stock shall vest if (i) EBITDA, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2016, is at least Three Million Dollars ($3,000,000) and (ii) 2016 EBITDA Per Share (as defined in the Allen Option) is at least $0.014 per share; and

•	One Million (1,000,000) shares of common stock shall vest upon the listing of the Company’s common stock on a national securities exchange on or prior to December 31, 2016.

On November 7, 2014, the Board of Directors of the Company granted Michal Handerhan an eight year non-qualified stock option under the Plan to purchase up to an aggregate of Two Million Nine Hundred and Fifty Thousand (2,950,000) shares of the Company’s common stock with a per share exercise price of $0.10 (the “Handerhan Option”).  The Handerhan Option shall vest as follows:

•
Two Hundred and Fifty Thousand (250,000) shares of common stock shall vest if (i) EBITDA (as defined in the Handerhan Option), as reported in the Company’s Annual Report on Form 10-Kfor the fiscal year ending 2015, is at least Five Hundred Thousand Dollars ($500,000) and (ii) 2015 EBITDA Per Share (as defined in the Handerhan Option) is at least $0.003;

•
Three Hundred and Fifty Thousand (350,000) shares of common stock shall vest if (i) EBITDA, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2016, is at least Three Million Dollars ($3,000,000) and (ii) 2016 EBITDA Per Share (as defined in the Handerhan Option) is at least $0.014 per share;

•
One Million Five Hundred Thousand (1,500,000) shares of common stock shall vest if the revenue of the Company’s wholly owned subsidiary Bitcoinshop.us LLC for fiscal year ending 2016 as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending, 2016 is at least One Million Dollars ($1,000,000); and

•
Eight Hundred and Fifty Thousand (850,000) shares of common stock shall vest upon the successful completion of various milestones on or prior to December 31, 2015, as described in the Handerhan Option.

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

We are in the business of developing, marketing and operating an e-commerce website, which offers its users an online marketplace for transacting business in digital currencies, including Bitcoins, Litecoins and Dogecoins (“Digital Currency”).  We are also in the business of mining Digital Currencies specifically Bitcoin.

The online presences that we operate are hosted, maintained, and developed by us.  We have developed a proprietary application and website that allows us to interface with vendors in order to display up-to-date inventory, and present prices stated in digital currency based on a market exchange rates stated in United States Dollars (“USD”).  The equivalence of Digital Currencies to USD is updated continually and at each stage through the checkout process. When customers reach our checkout page the equivalence of Digital Currencies to USD is locked in by our payment processor for 15 minutes.  The payment processor assumes the digital currency exchange risk unless we choose to retain the Digital Currencies.

We currently operate both a beta version of our ecommerce website at www.btcs.com where consumers can purchase products using digital currency such as bitcoin, litecoin and dogecoin, by searching through a selection of over 2,000,000 items from 85 retailers (“Beta”), as well as our legacy site at legacy.bitcoinshop.us (“Legacy”).  We do not take physical possession or title to any inventory in either the Beta or the Legacy sites.  All orders are originated by our customers through our websites and are fulfilled by third party vendors.  We charge our customers a processing fee and earn a profit margin on each transaction.  Customers purchase merchandise on our websites in amounts denominated in Digital Currencies.  We convert a portion of the Digital Currencies received from our customers as payment, to an amount of USD that are needed to remit payments to third party vendors that ultimately fulfill the orders; provided, however we from time to time elect to retain the Digital Currencies and pay third party vendors with our funds.

Our plan is to build a universal digital currency platform with the goal of enabling users to engage in the digital currency ecosystem through one point of access.  We plan to use our ecommerce platform as a customer on-ramp for a broader digital currency platform.  We have been actively partnering with strategic digital currency companies who have technologies, services or products that are complementary to our business strategy by making investments in them and integrating with them.

In September 2014, we entered into to the Digital Currency mining space through a partnership with Hashmaster Tech, LLC ("Hashmaster").  Hashmaster will source and operate Digital Currency mining equipment which we will own.  The agreement contemplates lower operating fees in a tiered manner until Hashmaster is operating $1 million of our mining equipment.  Hashmaster has also agreed to an exclusivity clause with us such that we will be the only public company for whom Hashmaster mines.

We also plan to evaluate other strategic Digital Currency opportunities as well as technologies that are complementary to our business strategy in an effort to minimize risks and drive shareholder value.  This will include evaluating opportunities that cross market our ecommerce site, diversify our revenue streams and provide on-ramps for new users.

Results of Operations for the Three Months Ended September 30, 2014

As a result of the Share Exchange that was consummated on February 5, 2014, no comparative period is available.

The following table reflects our operating results for the three months ended September 30, 2014:

Revenues	$1,520
Operating expenses:
Marketing	26,241
General and administrative	2,458,086
Change in fair value of digital Currencies	108,400
Total operating expenses	2,592,727

Loss from operations	(2,591,207)

Other income
Interest income	1,709

Net loss	$(2,589,498)

Revenues

Revenues for the three months ended September 30, 2014 were $1,520. Revenues represent net fees earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $2,592,727. General and administrative expenses primarily consisted of compensation and benefits of $153,337, accounting and legal fees of $138,718 and stock based compensation of $2,247,800 related to the grant of 6,201,472 stock options to management on February 5, 2014. General and administrative expenses decreased from the prior period quarter due to a $38,060 reduction in compensation and benefits and a $14,025 reduction in accounting and legal fees. These decreases in general and administrative expenses are consistant with our cost cutting measures.

Other Income

During the three months ended September 30, 2014, we recognized $1,685 interest revenue from the convertible promissory note we purchased from Express Technologies, Inc. (“Express Technologies”) on July 10, 2014. The principal of the note is $150,000, and is due on July 10, 2015 with 5% annual interest rate.

Results of Operations for the Nine Months Ended September 30, 2014

As a result of the Share Exchange that was consummated on February 5, 2014, no comparative period is available.

The following table reflects our operating results for the nine months ended September 30, 2014:

Revenues	$17,806

Operating expenses:
Marketing	89,697
General and administrative	6,631,488
Change in fair value of digital Currencies	112,149
Total operating expenses	6,833,334

Loss from operations	(6,815,528)

Other income
Fair value adjustments for warrant liabilities	204,957
Interest income	1,709

Net loss	$(6,608,862)

Revenues

Revenues for the nine months ended September 30, 2014 were $17,806. Revenues represent net fees earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $6,833,334. General and administrative expenses primarily consisted of compensation and benefits of $416,950, accounting and legal fees of $291,461 and stock based compensation of $5,814,963 related to the grant of 6,201,472 stock options to management on February 5, 2014.

Other Expenses

Change in Fair value of Derivative Liabilities

During the nine months ended September 30, 2014, we recognized a gain on derivative liabilities of $204,957, due to the change in fair value of warrants sold in the Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues Common Stock.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation. In June 2014, the holders of the warrants and us agreed to waive the Most Favored Nations Provision.  As a result of this waiver we reclassified $22,282 from derivative liabilities on warrants to additional paid in capital.

Other Income

During the nine months ended September 30, 2014, we recognized $1,685 interest revenue from the convertible promissory note we purchased from Express Technologies on July 10, 2014. The principal of the note is $150,000, and is due on July 10, 2015 with 5% annual interest rate.

Liquidity and Capital Resources

At September 30, 2014, we had current assets of $561,413 and current liabilities of $131,610, rendering a working capital of $429,803.

Our cash balance at September 30, 2014 was $111,611. Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue.  Our sources of cash during the nine months ended September 30, 2014 have primarily come from the $1,813,000 Private Placement financing received during the reverse merger. Our future operating results may be affected by a number of factors including the success of our ecommerce platform, and our continued ability to manage our controllable operating costs effectively.  Our capital requirements depend on numerous factors, including the market for our services, additional software development costs, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used $1,149,042 in cash for the nine months ended September 30, 2014.  The sources of cash from operating activities comprised primarily of $5,647,853 of net non-cash charges and a $125,007 increase in accounts payable.  The uses of cash from operating activities primarily comprised of a net loss of approximately $6,608,862, an $88,699 increase in prepaid expenses, and $298,608 increase in digital currencies.

Our investing activities used $569,399 in cash for the nine months ended September 30, 2014.  On March 20, 2014, we invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”).  GoCoin is an international payment processor that enables merchants to accept Bitcoin, Litecoin and Dogecoin payments at the point of checkout in e-commerce transaction. On May 9, 2014, we invested $50,000 into Series Seed preferred units of Bitvault, Inc (“Bitvault”). On July 10, 2014, we invested $150,000 into a convertible promissory note of Express Technologies.

Our financing activities provided cash of $1,821,000 for the nine months ended September 30, 2014.  On February 6, 2014, the Company sold an aggregate of 3,750,000 Units in the Private Placement at a purchase price of $0.50 per Unit. Net proceeds amounted to $1,813,000.

We are dependent on our ability to retain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans.  Our business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer term business plan.   Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations.  If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

•	Due to our small number of employees and limited resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.
•
As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

Remediation Plan

The size of the Company and its limited number of employees will make it difficult to remediate all existing weaknesses. When we have sufficient capital resources we intend to hire additional accounting staff, and operations and administrative executives and remediate each of the weaknesses in our disclosure controls and internal control over financial reporting.

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

During the three months ended September 30, 2014, we issued an aggregate of 7,417,300 shares of common stock upon the conversion of an aggregate of 58,673 shares of Series B Convertible Preferred Stock, and 1,550,000 shares of Series C Convertible Preferred Stock.

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

November 19, 2014
	By:	/s/Charles Allen
Charles Allen
Its: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)