Form 10-K
period 2014-12-31
BITCOIN SHOP INC.
filed 2015-04-15
CIK 1436229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commissions file number 000-55141

BITCOIN SHOP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2477977
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1901 North Fort Myer Drive, Suite #1105 Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on June 30, 2014 ($0.17), was approximately $7,632,322.  As of April 6, 2015, the registrant had 148,277,563 shares of Common Stock outstanding.

-i-

BITCOIN SHOP, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain forward-looking statements. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	The uncertainty of profitability based upon our history of losses;
●	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern; and
●	Other risks and uncertainties related to our business plan and business strategy.

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

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on these forward-looking statements.

As used in this annual report, the terms “we”, “us”, “our”, “BTCS” and the “Company” mean Bitcoin Shop, Inc. and its subsidiaries, unless otherwise indicated.

-ii-

PART I
ITEM 1. BUSINESS

INTRODUCTION

During February 2014 we entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and are building a diversified company with operations in the digital currency ecosystem.  In January 2015 we began a rebranding campaign using our BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect our broadened strategy.  We released our new website which included broader information on our strategy, access to our ecommerce site, and launching an invite only beta version of our multi-sig secure storage solution (digital wallet).

We were incorporated in the State of Nevada in 2008 under the name “Hotel Management Systems, Inc.”  On February 5, 2014, we entered into an Exchange Agreement with BitcoinShop.us, LLC, a Maryland limited liability company (“Bitcoinshop”), and the holders of the membership interests in BitcoinShop. Upon closing of Share Exchange, Bitcoinshop Members transferred all the outstanding membership interests of Bitcoinshop to the Company in exchange for an aggregate of 100,773,923 shares of the Company’s common stock (the “Reverse Merger”).  As a result, Bitcoinshop became a wholly-owned subsidiary of the Company.  Immediately following the Share Exchange with Bitcoinshop, the Company discontinued its business as manufacturer of touch screen and touch board products, interactive whiteboard displays and large touch-screens.

OUR BUSINESS

We are an early entrant in the digital currency ecosystem and one of the first U.S. publicly traded companies to be involved with digital currencies.  We aim to enable users to engage in the digital currency ecosystem through one point of access — a universal digital currency platform.  We plan to design and build this platform under the brand “Blockchain Technology Consumer Solutions,” or “BTCS.”  We currently operate a beta ecommerce marketplace which already accepts a variety of digital currencies, have designed a beta secure digital currency storage solution BTCS Wallet, and have been expanding our transaction verification services business, recently adding servers capable of generating bitcoins (i.e. bitcoin mining).  In the short term, we believe our transaction verification services business will be a growing source of revenue for us.

Transaction Verification Service Business (bitcoin mining)

We believe that we can establish and expand a low cost transaction verification services business (bitcoin mining) and believe this will provide revenue growth and synergies with our platform development efforts.  During January 2015, we entered into a two year lease for an 83,000 square foot facility.  Additionally we have the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments.  With minimal improvements, the new facility is anticipated to handle over 10 megawatts (mw) of power and can potentially house up to 40,000 TH/s of mining servers.

Transaction verification entails running ASIC (application-specific integrated circuit) servers which solve a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions.  When we are successful in adding a block to the Blockchain, we are awarded a fixed number of bitcoins for our effort.  Over time it is anticipated that the rewarded value of adding a block to the Blockchain will decrease, and we expect to charge transaction fees to verify transactions.

Given the size and low cost of our facility and electricity, we are also evaluating offering hosted mining services as well as traditional data center services.

In addition to driving growth, our transaction verification services business will generate bitcoins which can be used in our planned universal platform.  For example, we are developing a bitcoin-based closed-loop loyalty program for our ecommerce marketplace.  We plan to launch the program after completion of our credit card integration initiative.  Lastly, to the extent we expand into additional money service businesses in the future, having a steady supply of bitcoins could provide a liquidity pool to support those efforts.

E-commerce Marketplace

We believe our e-commerce marketplace was the first such site to accept bitcoin.  Our beta ecommerce marketplace now offers over 250,000 curated products and utilizes our “Intelligent Shopping Engine” to find competitive prices on products from over 250 retailers.  In early 2014, we began a complete redesign of our ecommerce marketplace to incorporate our Intelligent Shopping Engine as a value added function to our ecommerce marketplace.  During 2014, many new businesses (such as Dell, Microsoft, Overstock, NewEgg and TigerDirect) opted to accept bitcoin as a form of payment.  While this poses competition for our marketplace efforts, we believe it strengthens the acceptance of bitcoin and should, in the long run, be beneficial to our planned universal platform.

The online ecommerce marketplace is hosted, maintained, and developed by us.  We have developed software that allows us to interface with vendors and search for competitive prices in real time and display up-to-date inventory, and present prices in bitcoin, litecoin or dogecoin according to the exchange rate from USD.  The exchange rate is updated frequently and at each stage of the checkout process, when customers reach the checkout page the exchange rate is locked in by our payment processor for 15 minutes and our payment processor assume the currency exchange risk (unless we choose to accept the digital currency).  All marketplace customer orders are fulfilled by third party vendors and we are not involved in the logistics chain, however, we oversee the fulfillment process and strive for a smooth shopping experience.  Our payment processor allows us to select a ratio of cash versus each respective digital currency we accept.  We charge our customers a processing fee on transactions if we are not in the affiliate program with the end retailer selling a particular product.  If we are a part of an affiliate program we are paid affiliate fees by the retailer.

 Beta Secure Storage Solution (digital wallet)

Our secure bitcoin storage solution (digital wallet), which is currently in invitation only beta, offers a secure way for users to store their bitcoins.  Our beta digital wallet is built on Gem’s technology and utilizes a multi-signature solution to secure every transaction with three keys.  Every transaction requires valid signatures from at least two of the following three keys:  1. BTCS cosigning key, 2. Primary Key, and 3. Offline Backup Key.  Our Company and/or Gem will only be in possession of the BTCS cosigning key and therefore will not be in control of or a custodian of user funds.  Our beta digital wallet also utilized two-factor-authentication provided by Authy, a leading security solution firm, to limit unauthorized access.  We are currently working to integrate our wallet and ecommerce marketplace to share one user login as well as seeking out a user interface developer to improve the overall continuity of our platform.  Additionally we are working on developing a digital wallet Android application.

Digital Currency ATM Initiatives

We currently own two bitcoin ATMs, which we have not yet installed.  We anticipate that they will offer an easy way to exchange currency for bitcoin.  We are the lead investor in Coin Outlet, a bitcoin ATM manufacturer, which we anticipate will operate our ATMs.

Strategic Partnerships

We have partnered with and invested in four digital currency companies (collectively referred to herein as our “Partner Companies”) to further our efforts to build a universal digital currency platform.  We have integrated with GoCoin and Gem.  Coin Outlet manufactures and operates AML/KYC compliant bitcoin ATM's with two-way transaction functionality.  Coin Outlet provides a means for the general public to buy and sell bitcoins with cash.  Gem offers a secure software development toolkit for companies to develop multi-signature storage solutions to store bitcoin.  Expresscoin’s service enables consumers a method to access and buy bitcoin and various other altcoins.  Expresscoin provides a simple user experience with a central dashboard to keep track of all digital currency balances and activity.  GoCoin is an international payment platform enabling online and retail merchants a way to accept bitcoin, litecoin and dogecoin as payment methods.

Blockchain Technologies and Other Growth Initiatives

We are also keenly focused on other blockchain technologies.  Since the most prominent use case for blocktain technologies is digital currencies (or more specifically, bitcoin), it remains our core focus.  Nonetheless, we anticipate continuing to evaluate other blockchain technology opportunities, as well as technologies that are complementary to our business strategy in an effort to minimize risks and enhance shareholder value.   This will include evaluating opportunities that diversify our revenue streams, provide other consumer services and provide on-ramps for new users.

INDUSTRY AND MARKET OVERVIEW (BITCOIN AND BLOCKCHAIN TECHNOLOGIES)

Introduction to Bitcoins and the Bitcoin Network

A bitcoin is one type of a Digital Currency that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network.  No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoins can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on Bitcoin Exchanges or in individual end-user-to-end-user transactions under a barter system.

Bitcoins are “stored” or reflected on the digital transaction ledger known as the “Blockchain,” which is a digital file stored in a decentralized manner on the computers of each Bitcoin Network user.  The Blockchain records the transaction history of all bitcoins in existence and, through the transparent reporting of transactions, allows the Bitcoin Network to verify the association of each bitcoin with the digital wallet that owns them.  The Bitcoin Network and Bitcoin software programs can interpret the Blockchain to determine the exact bitcoin balance, if any, of any digital wallet listed in the Blockchain as having taken part in a transaction on the Bitcoin Network.

The Blockchain is comprised of a digital file, downloaded and stored, in whole or in part, on all bitcoin users’ software programs.  The file includes all blocks that have been solved by miners and is updated to include new blocks as they are solved.  As each newly solved block refers back to and “connects” with the immediately prior solved block, the addition of a new block adds to the Blockchain in a manner similar to a new link being added to a chain. Each new block records outstanding bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions on the Bitcoin Network.

Each bitcoin transaction is broadcast to the Bitcoin Network and recorded in the Blockchain. “Off-Blockchain transactions” involve the transfer of control over or ownership of a specific digital wallet holding bitcoins or of the reallocation of ownership of certain bitcoins in a pooled-ownership digital wallet, such as a digital wallet owned by a Bitcoin Exchange. Information and data regarding Off-Blockchain transactions is generally not publicly available in contrast to true bitcoin transactions, which are publicly recorded on the Blockchain. Off-Blockchain transactions are not truly bitcoin transactions in that they do not involve the transfer of transaction data on the Bitcoin Network and do not reflect a movement of bitcoins between addresses recorded in the Blockchain. Off-Blockchain transactions are subject to risks as any such transfer of bitcoin ownership is not protected by the protocol behind the Bitcoin Network or recorded in and validated through the Blockchain mechanism.

The Bitcoin Network is decentralized and does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of bitcoins. Rather, bitcoins are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule.  The value of bitcoins is determined by the supply of and demand for bitcoins in the Bitcoin Exchange Market (and in private end-user-to-end-user transactions), as well as the number of merchants that accept them.  As bitcoin transactions can be broadcast to the Bitcoin Network by any user’s bitcoin software and bitcoins can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network.  Third party service providers such as Bitcoin Exchanges and bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, bitcoins to or from fiat currency.

The Bitcoin Network was initially contemplated in a white paper that also described bitcoin and the operating software to govern the Bitcoin Network. The white paper was purportedly authored by Satoshi Nakamoto; however, no individual with that name has been reliably identified as bitcoin’s creator, and the general consensus is that the name is a pseudonym for the actual inventor or inventors.  The first bitcoins were created in 2009 after Nakamoto released the Bitcoin Network source code (the software and protocol that created and launched the Bitcoin Network).  Since its introduction, the Bitcoin Network has been under active, unofficial development by a group of engineers headed by Gavin Andresen, Chief Scientist at the Bitcoin Foundation, and Wladimir J. van der Laan, who was appointed to the role of lead developer by the Bitcoin Foundation in April 2014. As an open source project, bitcoin is not represented by an official organization or authority, although groups including, most prominently, the Bitcoin Foundation work to organize the bitcoin community and to develop and protect the Bitcoin Network’s code.

Overview of the Bitcoin Network’s Operations

In order to own, transfer or use bitcoins, a person generally must have Internet access to connect to the Bitcoin Network.  Bitcoin transactions between parties occur very rapidly (within several seconds) and may be made directly between end-users without the need for a third-party intermediary, although there are entities that provide third-party intermediary services.  To prevent the possibility of double-spending a single bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers.  The Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent.  This memorialization and verification against double-spending is accomplished through the bitcoin mining process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

Brief Description of Bitcoin Transfers

Prior to engaging in bitcoin transactions, a user generally must first install on its computer or mobile device a bitcoin software program that will allow the user to generate a digital “wallet” (analogous to a bitcoin account).  The Bitcoin Network software program and the digital wallet also enable the user to connect to the Bitcoin Network and engage in the transfer of bitcoins with other users.  The computer of a user that downloads a Bitcoin Network software program will become a “node” on the Bitcoin Network that assists in validating and relaying transactions from other users.  Alternatively, a user may retain a third party to create a digital wallet to be used for the same purpose.  There is no limit on the number of digital wallets a user can have, and each such wallet includes one or more unique digital addresses and verification system consisting of a “public key” and a “private key,” which are mathematically related.

In a bitcoin transaction, the bitcoin recipient must provide its digital address, which serves as a routing number to the recipient’s digital wallet on the Blockchain, to the party initiating the transfer.  This activity is analogous to a recipient providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account.  The recipient, however, does not make public or provide to the sender its related private key. The payor, or “spending” party, does reveal its public key in signing and verifying its spending transaction to the Blockchain.

Neither the recipient nor the sender reveal their digital wallet’s private key in a transaction, because the private key authorizes access to, and transfer of, the funds in that digital wallet to other users.  Therefore, if a user loses his private key, the user permanently loses access to the bitcoins contained in the associated digital wallet.  Likewise, bitcoins are irretrievably lost if the wallet containing them is deleted and no backup of the private key relating to that wallet has been made. In the data packets propagated from a user’s bitcoin software program onto the Bitcoin Network to allow transaction confirmation, the sending party must “sign” its transaction with a data code derived from entering the private key into a “hashing algorithm.”  The hashing algorithm converts the private key into a digital signature, which signature serves as validation that the transaction has been authorized by the holder of the digital wallet’s private key.  This signature process is typically automated by software that runs the digital wallet and has access to the public and private keys.

 Summary of a Bitcoin Transaction
In a bitcoin transaction between two parties, the following circumstances must be in place: (i) the party seeking to send bitcoins must have a digital wallet and the Bitcoin Network must recognize that digital wallet as having sufficient bitcoins for the spending transaction; (ii) the receiving party must have a digital wallet; and (iii) the spending party must have internet access with which to send its spending transaction.

Next, the receiving party must provide the spending party with its wallet’s digital address, an identifying series of 27 to 34 alphanumeric characters that represents the wallet’s routing number on the Bitcoin Network and allow the Blockchain to record the sending of bitcoins to that wallet. The receiving party can provide this address to the spending party in alphanumeric format or an encoded format such as a Quick Response Code (commonly known as a QR Code), which may be scanned by a smartphone or other device to quickly transmit the information.

After the provision of the receiving wallet’s digital address, the spending party must enter the address into its bitcoin software program along with the number of bitcoins to be sent.  The number of bitcoins to be sent will typically be agreed upon between the two parties based on a set number of bitcoins or an agreed upon conversion of the value of fiat currency to bitcoins.  Most bitcoin software programs also allow, and often suggest, the payment of a transaction fee (also known as a miner’s fee).  Transaction fees are not required to be included by many bitcoin software programs, but, when they are included, they are paid by the spending party on top of the specified amount of bitcoins being sent in the transaction.  Transaction fees, if any, are typically a fractional number of bitcoins (e.g., 0.005 or 0.0005 bitcoins) and are automatically transferred by the Bitcoin Network to the bitcoin miner that solves and adds the block recording the spending transaction on the Blockchain.

After the entry of the wallet’s digital address, the number of bitcoins to be sent and the transaction fees, if any, to be paid, the spending party will transmit the spending transaction.  The transmission of the spending transaction results in the creation of a data packet by the spending party’s bitcoin software program, which data packet includes data showing (i) the destination digital wallet’s address, (ii) the number of bitcoins being sent, (iii) the transaction fees, if any, and (iv) the spending party’s digital signature, verifying the authenticity of the transaction. The data packet also includes references called “inputs” and “outputs,” which are used by the Blockchain to identify the source of the bitcoins being spent and record the flow of bitcoins from one transaction to the next transaction in which the bitcoins are spent.  The digital signature exposes the spending party’s digital wallet address and public key to the Bitcoin Network, though, for the receiving party, only its digital wallet address is revealed.  The spending party’s bitcoin software will transmit the data packet onto the decentralized Bitcoin Network, resulting in the propagation of the information among the software programs of bitcoin users across the Bitcoin Network for eventual inclusion in the Blockchain.  Typically, the data will spread to a vast majority of bitcoin miners within the course of less than a minute.

Bitcoin miners record transactions when they solve for and add blocks of information to the Blockchain. When a miner solves for a block, it creates that block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the Blockchain to which the new block is being added and (iii) all transactions that have occurred but have not yet been added to the Blockchain.  The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and propagation discussed above.  Typically, bitcoin transactions will be recorded in the next chronological block if the spending party has an internet connection and at least one minute has passed between the transaction’s data packet transmission and the solution of the next block.  If a transaction is not recorded in the next chronological block, it is usually recorded in the next block thereafter.

Bitcoin transactions that are micropayments (typically, less than 0.01 BTC) and that do not include transaction fees to miners are currently deprioritized for recording, meaning that, depending on bitcoin miner policies, these transactions may take longer to record than typical transactions if the transactions do not include a transaction fee.  Additionally, transactions initiated by spending wallets with poor connections to the Bitcoin Network (i.e., few or poor quality connections to nodes or “supernodes” that relay transaction data) may be delayed in the propagation of their transaction data and, therefore, transaction recording on the Blockchain.  Finally, to the extent that a miner chooses to limit the transactions it includes in a solved block (whether by the payment of transaction fees or otherwise), a transaction not meeting that miner’s criteria will not be included.

To the extent that a transaction has not yet been recorded, there is a greater chance that the spending wallet can double-spend the bitcoins sent in the original transaction.  If the next block solved is by an honest miner not involved in the attempt to double-spend bitcoin and if the transaction data for both the original and double-spend transactions have been propagated onto the Bitcoin Network, the transaction that is received with the earlier time stamp will be recorded by the solving miner, regardless of whether the double-spending transaction includes a larger transaction fee.  If the double-spend transaction propagates to the solving miner and the original transaction has not, then the double-spending has a greater chance of success.  As a result of the high difficulty in successfully initiating a double-spend without the assistance of a coordinated attack, the probability of success for a double-spend transaction attempt is limited.

Upon the addition of a block included in the Blockchain, the bitcoin software program of both the spending party and the receiving party will show confirmation of the transaction on the Blockchain and reflect an adjustment to the bitcoin balance in each party’s digital wallet, completing the bitcoin transaction.  Typically, bitcoin software programs will automatically check for and display additional confirmations of six or more blocks in the Blockchain.

 Cryptographic Security Used in the Bitcoin Network

 Public and Private Keys
The Bitcoin Network uses sophisticated cryptography and a decentralized network to sustain the integrity of bitcoins as an asset and the security of transactions occurring on the   Network. The public key cryptography upon which Bitcoin is based requires that every transaction be digitally signed by the software programs used by the spending party in each transaction.  This requirement provides assurance that the transaction was, in fact, authorized by the holder of the sending digital wallet’s private key and ensures that bitcoin transactions are secure.  The signature appended to a transaction is a number that proves that a signing operation (or validation) took place.  It is mathematically generated from a “hash” (the result of a hash algorithm reducing an arbitrarily large amount of data into a fixed length) of the private key for the signing party.  By examining the hash, users on the Bitcoin Network can confirm that the user signed the transaction with the appropriate private key, but cannot reverse engineer the private key from the signature.

A public key can be derived from the private key by running a cryptographic algorithm and a digital address can be derived from such public key by running certain other algorithms; however, a public key cannot be reverse engineered from a digital wallet address and, using present technology, a private key is nearly impossible to reverse engineer from a public key.  As a result, exposure of a digital wallet’s digital address on the Blockchain (e.g., through a deposit of bitcoins into such wallet) presents a highly remote security risk, if any, to the cryptographic protection of a digital wallet.  The exposure of a digital wallet’s public key on the Blockchain (e.g., through a spending transaction from such wallet) marginally increases the security risk to that wallet because a private key may, in theory, be reverse engineered from a public key through the expenditure of large amounts of time and computer power. At present, the time and computational power required to reverse engineer or “key guess” a private key from an exposed public key (also known as a “brute force” attack) is considered to be either implausible or prohibitively expensive on a cost-reward, rational basis due to the elliptic curve cryptography used to create the public-private key pair.

Bitcoin private keys are generated using an Elliptic Curve Digital Signature Algorithm featuring 256-bit private key length. The Elliptic Curve Digital Signature Algorithm is a variant of the US federal government standard encryption signature algorithm using an elliptic curve cryptography.  Elliptic curve cryptography expands on early cryptography structures to improve the level of security provided, as compared with prior methods of encryptions such as RSA.  The elliptical curve cryptography (including Elliptic Curve Digital Signature Algorithms using 256-bit and 384-bit keys) has been approved for use by the US National Security Trust Agency in its Suite B Cryptography for encryption of state secrets using digital signatures.

Double-Spending and the Bitcoin Network Confirmation System

To ensure the integrity of bitcoin transactions from the recipient’s side (i.e., to prevent double-spending by a spending party), every bitcoin transaction is broadcast to the Bitcoin Network and recorded in the Blockchain through the “mining” process, which time-stamps the transaction and memorializes the change in the ownership of the bitcoin(s) transferred.  Adding a block to the Blockchain requires bitcoin miners to exert significant computational effort. Requiring this “proof of work” prevents a malicious actor from either adding fraudulent blocks to generate bitcoins (i.e., counterfeit bitcoins) or overwriting existing valid blocks to reverse its prior transactions.

A transaction in bitcoins between two parties is recorded in the Blockchain in a block only if that block is accepted as valid by a majority of the nodes on the Bitcoin Network.  Validation of a block is achieved by confirming the cryptographic hash value included in the block’s solution and by the block’s addition to the longest confirmed Blockchain on the Bitcoin Network.  For a transaction, inclusion in a block on the Blockchain constitutes a “confirmation” of the bitcoin transaction.  As each block contains a reference to the immediately preceding block, additional blocks appended to and incorporated into the Blockchain constitute additional confirmations of the transactions in such prior blocks, and a transaction included in a block for the first time is confirmed once against double-spending.  The layered confirmation process makes changing historical blocks (and reversing transactions) exponentially more difficult the further back one goes in the Blockchain.  Bitcoin Exchanges and users can set their own threshold as to how many confirmations are required until funds from the transferor are considered valid.

To undo past transactions in a block recorded on the Blockchain, a malicious actor would have to exert tremendous processing power in re-solving each block in the Blockchain starting with and after the target block and broadcasting all such blocks to the Bitcoin Network.  The Bitcoin Network is generally programmed to consider the longest Blockchain containing solved blocks to be the most accurate Blockchain. In order to undo multiple layers of confirmation and alter the Blockchain, a malicious actor must resolve all of the old blocks sought to be regenerated and be able to continuously add new blocks to the Blockchain at a speed that would have to outpace that of all of the other miners on the Bitcoin Network, who would be continuously solving for and adding new blocks to the Blockchain.  Given the size and speed of the Bitcoin Network and its decentralization (i.e., worldwide distribution across thousands of users’ computers), it is generally agreed that the cost of amassing such computational power exceeds the profit to be obtained by double-spending or attempting to fabricate prior blocks. As of February 13, 2014, the Bitcoin Network’s estimated hashrate was approximately 318,000,000 gigahashes per second, according to Blockchain.info.  As of February 13, 2014, BitcoinCharts.com estimated the computational speed of the combined mining power of the network at approximately 4,047,236 petaFLOPS (petaFLOPS are a standard measure of computer performance); to provide context, the world’s fastest supercomputer reaches a maximum of 33.86 petaFLOPS (or less than a hundredth of a percent of the Bitcoin Network’s collective processing power) and the top 500 supercomputers in the world had a combined processing power of approximately 309 petaFLOPS as of November 2014, according to Top500.org.

If a malicious actor is able to amass 10 percent of the Bitcoin Network’s total hashrate, there is estimated to be a 0.1 percent chance that it would be able to overcome six confirmations.  Therefore, given the difficulty in amassing such processing power, six confirmations is an often-cited standard for the validity of transferred funds.  We typically recognize a transfer as confirmed upon this industry standard of six confirmations (“Confirmation Protocol”).  As one block is added to the Blockchain approximately every six to twelve minutes, a bitcoin transaction will be, on average, confirmed beyond a reasonable doubt in approximately one hour.  Merchants selling high-value goods and services, as well as Bitcoin Exchanges and many experienced users, are believed to generally use the six confirmations standard.  This confirmation system, however, does not mean that merchants must always wait for multiple confirmations for transactions involving low-value goods and services.  As discussed below, the value of a successful double-spending attack involving a low-value transaction may, and perhaps likely will, be significantly less than the cost involved in arranging and executing such double-spending attacks.  Furthermore, merchants engaging in low-value transactions may then view the reward of quicker transaction settlements with limited or no Blockchain confirmation as greater than the related risk of not waiting for six confirmations with respect to low-value transactions at points of sale.  Conversely, for high-value transactions that are not time sensitive, additional settlement security can be provided by waiting for more than six confirmations.

Transaction Verification (Bitcoin Mining) & Creation of New Bitcoins

Transaction Verification Process (Mining Process)

The process by which bitcoins are “mined” results in new blocks being added to the Blockchain and new bitcoins being issued to the miners.  Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions included in that block’s data.  Miners that are successful in adding a block to the Blockchain are automatically awarded a fixed number of bitcoins for their effort; we also refer to this process of receiving the aforementioned award as transaction verification services.  This reward system is the method by which new bitcoins enter into circulation to the public and is accomplished in the added block through the notation of the new bitcoin creation and their allocation to the successful miner’s digital wallet.  To begin mining, a user can download and run Bitcoin Network mining software, which, like regular Bitcoin Network software programs, turns the user’s computer into a “node” on the Bitcoin Network that validates blocks.

All bitcoin transactions are recorded in blocks added to the Blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, a reference to the most recent prior block, and a record of the award of bitcoins to the miner who added the new block.  In order to add blocks to the Blockchain, a miner must map an input data set (i.e., a reference to the immediately preceding block in the Blockchain, plus a block of the most recent Bitcoin Network transactions and an arbitrary number called a “nonce”) to a desired output data set of predetermined length (“hash value”) using the SHA-256 cryptographic hash algorithm.  To “solve” or “calculate” a block, a miner must repeat this computation with a different nonce until the miner generates a SHA-256 hash of a block’s header that has a value less than or equal to the current target set by the Bitcoin Network.  Each unique block can only be solved and added to the Blockchain by one miner; therefore, all individual miners and mining pools on the Bitcoin Network are engaged in a competitive process and are incentivized to increase their computing power to improve their likelihood of solving for new blocks.

The cryptographic hash function that a miner uses is one-way only and is, in effect, irreversible: hash values are easy to generate from input data (i.e., valid recent network transactions, Blockchain and nonce), but neither a miner nor participant is able to determine the original input data solely from the hash value. As a result, generating a new valid block with a header less than the target prescribed by the Bitcoin Network is initially difficult for a miner, yet other nodes can easily confirm a proposed block by running the hash function just once with the proposed nonce and other input data.  A miner’s proposed block is added to the Blockchain once a majority of the nodes on the Bitcoin Network confirms the miner’s work, and the miner that solved such block receives the reward of a fixed number of bitcoins (plus any transaction fees paid by transferors whose transactions are recorded in the block).  Therefore, “hashing” is akin to a mathematical lottery, and miners that have devices with greater processing power (i.e., the ability to make more hash calculations per second) are more likely to be successful miners because they can generate more hashes or “entries” into that lottery.

As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network automatically adjusts the complexity of the block-solving equation in an effort to set distribution such that newly-created blocks will be added to the Blockchain, on average, approximately every ten minutes. Processing power is added to the Bitcoin Network at irregular rates that have grown on a parabolic scale since early 2013, though the rate of additional mining power slowed steadily through 2014, until the computational speed of the network temporarily and marginally declined during December 2014.  The following chart, sourced from Blockchain.info, shows the growth of the Bitcoin Network’s total hashrate from April 2013 to February 2015.

The rapid growth of the computational power of Bitcoin Network means that blocks are typically solved faster than the bitcoin protocol’s target of, on average, approximately every 10 minutes.  Although the difficulty of the mining process is adjusted on a periodic basis after 2,016 blocks have been added to the Blockchain since the last adjustment, the average solution time for block solution has averaged approximately 7.6 minutes for the 180 days prior to and including December 26, 2014, with a standard deviation of 0.84 minutes.

Incentives for Transaction Verification (Mining)

Miners dedicate substantial resources to mining. Given the increasing difficulty of the target established by the Bitcoin Network, current miners must invest in expensive mining devices with adequate processing power to hash at a competitive rate.  The first mining devices were standard home computers; however, mining computers are currently designed solely for mining purposes. Such devices include ASIC machines built by specialized companies like BitFury, KnCMiner, Cointerra, Spondoolies and Butterfly Labs.  Miners also incur substantial electricity costs in order to continuously power and cool their devices while solving for a new block.  In June 2013, Blockchain.info estimated that the aggregate electricity costs of mining across the Bitcoin Network exceeded $300,000 every 24 hours.  Although variables such as the rate and cost of electricity are estimated, as of September 1, 2013, Blockchain.info had revised upward the average 24-hour electricity cost of all mining on the Bitcoin Network to more than $1.5 million.  Over the past year and two years, the collective processing power on the Bitcoin Network has increased by more than 30-fold and 13,000 fold, due in part to the development of more energy efficient ASIC mining chips and, during the second half of 2013, the substantial increase in the price of bitcoins.  In late 2013, Blockchain.info ceased publishing estimated electric consumption on the Bitcoin Network, in part due to uncertainty in estimating electrical usage as newer, more energy efficient mining hardware became prevalent.

The Bitcoin Network is designed in such a way that the reward for adding new blocks to the Blockchain decreases over time and the production (and reward) of bitcoins will eventually cease.  Once such reward ceases, it is expected that miners will demand compensation in the form of transaction fees to ensure that there is adequate incentive for them to continue mining.  The amount of transaction fees will be based upon the structural requirements necessary to provide sufficient revenue to incentivize miners, as counterbalanced by the need to retain sufficient bitcoin users (and transactions) to make mining profitable.

Though not free from doubt, bitcoin industry participants have expressed a belief that transaction fees would be enforced through (i) mining operators collectively refusing to record transactions that do not include a payment of a transaction fee or (ii) the updating of bitcoin software to require a minimum transaction fee payment.  Under a regime whereby large miners require fees to record transactions, a transaction where the spending party did not include a payment of transaction fees would not be recorded on the Blockchain until a miner who does not require transaction fees solves for a new block (thereby recording all outstanding transaction records for which it has received data).  If popular bitcoin software for digital wallets were to require a minimum transaction fee, users of such programs would be required to include such fees; however, because of the open-source nature of the Bitcoin Network, there may be no way to require that all digital wallets include minimum transaction fees for spending transactions.  Alternatively, a future Bitcoin Network software update could simply build a small transaction fee payment into all spending transactions (e.g., by deducting a fractional number of bitcoins from all transactions on the Bitcoin Network as transaction fees).

The Bitcoin Network protocol already includes transaction fee rules and the mechanics for awarding transaction fees to the miners that solve for blocks in which the fees are recorded; however, users currently may opt not to pay transaction fees (depending on the bitcoin software they use) and miners may choose not to enforce the transaction fee rules since, at present, the bitcoin rewards are far more substantial than transaction fees.  In December 2014, transaction fees accounted for an average of 0.37 percent miners’ total revenue, though the percentage of revenue represented by transaction fees is not static and fluctuates based on the number of transactions for which sending users include transaction fees, the levels of those transaction fees and the number of transactions a miner includes in its solved blocks.  Typically, transactions do not have difficulty being recorded if transaction fees are not included.

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average).  Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining “pools” have developed in which multiple miners act cohesively and combine their processing power to solve blocks.  When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts.  According to Blockchain.info, as of December 29, 2014, the largest three mining pools were Discus Fish, AntPool and GHash.io, which, when aggregated, represented approximately 44 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior four days). Also according to Blockchain.info, on such date, the nine largest pools (Discus Fish, AntPool, GHash.io, BTCChina Pool, KnCMiner, BTC Guild, Elgius and Slush) accounted for approximately 70 percent of the mining processing power on the Bitcoin Network.  In late May and early June, reports indicated that GHash.io approached and, during a 24- to 48-hour period in early June, may have exceeded one-half of the processing power on the Bitcoin network, as measured by the self-reported processing power of the pool and by measuring the percentage of blocks mined by the pool.  It has not been confirmed whether GHash.io exceeded one-half of the processing power on the Bitcoin Network for any period of time, and its percentage of the processing power on the Bitcoin Network has since fallen to approximately ten percent.  As of December 26, 2014, Discus Fish was determined to be the largest mining pool, having solved for 22 percent of the block discovered during the prior four days.

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule.  The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks.  Thus, the current fixed reward for solving a new block is 25 bitcoins per block and the reward will decrease by half to become 12.5 bitcoins in or around the start of August 2016 (based on estimates of the rate of block solution calculated by BitcoinClock.com).  This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered.  As of March 24, 2015, 13,970,000 bitcoins have been mined.  It is estimated that more than ninety percent (90 percent) of the 21 million bitcoins will have been produced by 2022.

Modifications to the Bitcoin Protocol

Bitcoin is an open source project (i.e., a product whose source code is freely available to the public and that utilizes crowdsourcing to identify possible issues, problems and defects) and there is no official developer or group of developers that controls the Bitcoin Network.  The Bitcoin Network’s development is overseen by a core group of developers, which currently includes Wladimir J. van der Laan, Gavin Andresen, Jeff Garzik, Gregory Maxwell and Pieter Wuille (“Core Developers”). The Core Developers are able to access and can propose alterations to the Bitcoin Network source code hosted on GitHub, an online service and forum used to share and develop open source code.  Other programmers have access to and can propose changes to the bitcoin source code on GitHub, but the Core Developers have an elevated level of influence over the process.  As a result, the Core Developers are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code.  Users and miners must accept any changes made to the Bitcoin Network (including those proposed by the Core Developers) by downloading the proposed modification of the source code.

A modification of the source code is only effective with respect to the bitcoin users and miners that download it. Consequently, as a practical matter, a modification to the source code (e.g., a proposal to increase the 21 million total limit on bitcoins or to reduce the average confirmation time target from 10 minutes per block) only becomes part of the Bitcoin Network if accepted by participants collectively having a substantial majority of the processing power on the Bitcoin Network.  If a modification is accepted only by a percentage of users and miners, a division in the Bitcoin Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code; such a division is known as a “fork” in the Bitcoin Network.  It should be noted that, although their power to amend the source code is effectively subject to the approval of users and miners, the Core Developers have substantial influence over the development of the Bitcoin Network and the direction of the bitcoin community.

Other Blockchain Technologies

Core Development of the bitcoin source code has increasingly focused on modifications of the bitcoin protocol to allow non-financial and next generation uses (sometimes referred to as Bitcoin 2.0 projects).  These uses include smart contracts and distributed registers built into, built atop or pegged alongside the Blockchain.  For example, the white paper for Blockstream, a program of which Core Developers Jeff Garzik and Gregory Maxwell are a part, calls for the use of “pegged sidechains” to develop programming environments that are built within block chain ledgers that can interact with and rely on the security of the Bitcoin Network and Blockchain, while remaining independent thereof.  We are actively evaluating other Blockhain technologies relate to Bitcoin 2.0 projects.  At this time, Bitcoin 2.0 projects remain in early stages and have not been materially integrated into the Blockchain or Bitcoin Network.

Bitcoin Value

Bitcoins are an example of a Digital Currency that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credit.  As a result, the value of bitcoins is determined by the value that various market participants place on bitcoins through their transactions.

Exchange Valuation

Due to the peer-to-peer framework of the Bitcoin Network and the protocols thereunder, transferors and recipients of bitcoins are able to determine the value of the bitcoins transferred by mutual agreement or barter with respect to their transactions. As a result, the most common means of determining the value of a bitcoin is by surveying one or more Bitcoin Exchanges where bitcoins are publicly bought, sold and traded (i.e., the Bitcoin Exchange Market).

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies such as the US Dollar, the Euro or the Chinese Yuan. Bitcoin Exchanges typically report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins.  Although each Bitcoin Exchange has its own market price, it is expected that most Bitcoin Exchanges’ market prices should be relatively consistent with the Bitcoin Exchange Market average since market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins ( i.e. , exchange shopping).  Arbitrage between the prices on various Bitcoin Exchanges is possible, but the imposition of fees and fiat currency deposit/withdrawal policies appears to have, at times, prevented an active arbitrage mechanism among users on some Bitcoin Exchanges. For example, delayed fiat currency withdrawals imposed by Mt. Gox resulted in Mt. Gox trading at a premium of up to 10 to 20 percent for several months through January 2014.  In February 2014, Mt. Gox suspended trading, closed its website and exchange service, and filed for a form of bankruptcy protection from creditors called minji saisei, or civil rehabilitation, to allow courts to seek a buyer.  In April 2014, Mt. Gox began liquidation proceedings.

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain; for example, bitcoins on BTC-e traded at a discount of approximately 0.9 percent relative to the average daily weighted price for bitcoins on BitStamp and Bitfinex during the week ended December 26, 2014.  During the prior month, prices on BTC-e typically traded at a discount of between zero and five percent.

Forms of Attack Against the Bitcoin Network

Exploitation of Flaws in the Bitcoin Network’s Source Code

As with any other computer code, the Bitcoin Network source code may contain certain flaws. Several errors and defects have been found and corrected, including those that disabled some functionality for users, exposed users’ information, or allowed users to create multiple views of the Bitcoin Network. Such flaws have been discovered and quickly corrected by the Core Developers or the bitcoin community, thus demonstrating one of the advantages of open source codes that are available to the public: open source codes rely on transparency to promote community-sourced identification and solution of problems within the code.

Reports of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known Bitcoin Network rules have been exceedingly rare. For example, in 2010, a hacker or group of hackers exploited a flaw in the Bitcoin Network source code that allowed them to generate 184 billion bitcoins in a transaction and send them to two digital wallet addresses.  However, the bitcoin community and developers identified and reversed the manipulated transactions within approximately five hours, and the flaw was corrected with an updated version of the bitcoin protocol. Another addressed issue with the Bitcoin Network source code, “transaction malleability” was addressed by the Core Developers in a March 2013 software update.  The Core Developers, in conjunction with other developers and miners, work continuously to ensure that flaws are quickly fixed or removed.

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network’s processing power or “hashrate.” Computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network.  During May and June 2014, mining pool GHash.io’s hashing power approached 50 percent of the processing power on the Bitcoin Network. During a brief period in early June, the mining pool may have controlled in excess of one-half of the Bitcoin Network’s processing power. Although no malicious activity or abnormal transaction recording was observed, the incident establishes that it is possible that a substantial mining pool may accumulate close to or more than a majority of the processing power on the Bitcoin Network. As of December 26, 2014, GHash.io controlled approximately one-tenth of the processing power on the Bitcoin Network, and no single pool controlled more than a quarter of the total processing power.

If a malicious actor acquired sufficient computational power necessary to control the Bitcoin Network (which amount would be well in excess of fifty percent), it would be able to engage in double-spending, or prevent some or all transactions from being confirmed, and prevent some or all other miners from mining any valid new blocks. The malicious actor or group of actors, however, would not be able to reverse other people’s transactions, change the fixed number of bitcoins generated per new block, or transfer previously existing bitcoins that belong to other users.

Cancer Nodes

This form of attack involves a malicious actor propagating “cancer nodes” to isolate certain users from the legitimate Bitcoin Network. A target user functionally surrounded by cancer nodes would be put on a separate “network,” allowing the malicious actor to relay only blocks created by the separate network and thus opening the target user to double-spending attacks. By using cancer nodes, a malicious actor also can disconnect the target user from the bitcoin economy entirely by refusing to relay any blocks or transactions.  Bitcoin software programs make these attacks more difficult by limiting the number of outbound connections through which users are connected to the Bitcoin Network.

Manipulating Blockchain Formation

A malicious actor may attempt to double-spend bitcoins by manipulating the formation of the Blockchain rather than through control of the Bitcoin Network. In this type of attack, a miner creates a valid new block containing a double-spend transaction and schedules the release of such attack block so that it is added to the Blockchain before a target user’s legitimate transaction can be included in a block. Variations of this form of attack include the “Finney attack,” “race attack,” and “vector76 attack.” All double-spend attacks require that the miner sequence and execute the steps of its attack with sufficient speed and accuracy. Users and merchants can dramatically reduce the risk of a double-spend attack by waiting for multiple confirmations from the Bitcoin Network before settling a transaction.  The Bitcoin Network still may be used to execute instantaneous, low-value transactions without confirmation to the extent the recipient of bitcoins determines that a malicious miner would be unwilling to carry out a double-spend attack for low-value transactions because the reward from mining would be higher than the small profit gained from double-spending.  Users and merchants can take additional precautions by adjusting their Bitcoin Network software programs to connect only to other well-connected nodes and to disable incoming connections.  These precautions reduce the risk of double-spend attacks involving manipulation of a target’s connectivity to the Bitcoin Network (as is the case with vector76 and race attacks).

Market Participants

Miners

Miners range from bitcoin enthusiasts to professional mining operations that design and build dedicated machines and data centers, but the vast majority of mining is now undertaken by mining pools.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. These participants range from hedge funds such as Malta-based Exante Ltd. to day-traders who invest in bitcoins by trading on Bitcoin Exchanges such as Slovenia-based BitStamp, US-based Coinbase, and Hong Kong-based Bitfinex.

Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in bitcoin.  In December 2013, Wedbush Securities and Bank of America Merrill Lynch released preliminary research reports on bitcoin as both a payment tool and investment vehicle.  Additionally in December, the Federal Reserve Bank of Chicago released a primer on bitcoin prepared by a senior economist.  In early 2014, Fitch Ratings, Goldman Sachs, JPMorgan Chase, PriceWaterhouseCoopers, UBS Securities and Wedbush Securities, among others, released additional research reports analyzing bitcoin on the basis of bitcoin value, technological innovation or payment system mechanics.  In December 2014, the Federal Reserve Board’s Divisions of Research & Statistics and Monetary Affairs released an analysis of the Bitcoin Network’s transaction system and the Bitcoin Exchange Market’s economics.  Additionally, institutions including Fortress Investment Group, Pantera Capital and our Company made, or proposed to make, direct or indirect investments in bitcoins, the bitcoin ecosystem and Blockchain technologies.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer bitcoin transactions through the direct sending of bitcoins over the Bitcoin Network.  The retail sector also includes transactions between consumers paying for goods or services from commercial or service businesses through direct transactions or third-party service providers such as BitPay, Coinbase and GoCoin.  Each of BitPay, Coinbase and GoCoin provide a merchant platform for instantaneous transactions whereby the consumer sends bitcoins to BitPay, Coinbase or GoCoin, which then provides either the bitcoins or the cash value thereof to the commercial or service business utilizing the platform.  PayPal, Square and Shopify are examples of traditional merchant payment processors or merchant platforms that have also added bitcoin payment options for their merchant customers.  Payment processing through bitcoin typically reduces the transaction cost for merchants, relative to the costs paid for credit card transaction processing.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of bitcoins.  Bitfinex, BitStamp and BTC-e are three of the largest Bitcoin Exchanges in the world.  BTCChina, Huobi and OKCoin are large Bitcoin Exchanges based in China that primarily featuring trading of bitcoins for Chinese Yuan.  Coinbase, Circle and Express Coin are each multi-service financial institutions that provide virtual wallets that store bitcoins for users and also serve as a retail gateway whereby users can purchase bitcoins for fiat currency.  Coinbase, BitPay, BitPagos and GoCoin are examples of bitcoin payment processors that allow merchants to accept bitcoins as payment.  As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.  For example, bitcoin custodian Xapo was the first bitcoin company to propose and provide a bitcoin debit card service that could permit more simple point-of-sale merchant transactions denominated in bitcoins.  Meanwhile, Bitgo Inc., a bitcoin custodian and virtual wallet, has pioneered the use of “multi-signature” storage as an enhanced security feature to retail and enterprise clients.  Further, Gem has built and is pioneering a software development toolkit to allow for companies to quickly build “multi-signature” storage solutions; we are the only strategic investor in Gem and recently launched an invite only beta version of it secure storage solution (digital wallet) on Gem’s platform.

Historical Chart of the Price of Bitcoins, 2012-2014

The price of bitcoins is volatile and fluctuations are expected.  Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.  The below chart reflects the value of a bitcoin as reported by Blockchain.info for the one-year period ending March 24, 2015.

Uses of Bitcoins

Global Bitcoin Market

Global trade in bitcoins consists of individual end-user-to-end-user transactions, together with facilitated exchange-based bitcoin trading.  A limited market currently exists for bitcoin-based derivatives.  There is currently no reliable data on the total number or demographic composition of users or miners on the Bitcoin Network.

Global Bitcoin Derivatives Markets

Nascent derivatives markets for bitcoins now exist.  For example, certain types of options, futures contracts for differences and other derivative instruments are available in certain jurisdictions; however, many of these are not available in the United States and generally are not regulated to the degree that US investors expect derivative instruments to be regulated.  The CFTC has approved TeraExchange, LLC as a cash-settled Swap Execution Facility, on which swap contracts may be entered into.  On October 9, 2014, TeraExchange announced that it had hosted the first executed bitcoin swap traded on a CFTC-regulated platform.  Other parties have acknowledged submitting applications for registration to the CFTC, though no other bitcoin-focused derivatives platform has been approved for registration by the CFTC.  Various platforms and Bitcoin Exchanges also offer trading on margin.  Currently, the open interest in these bitcoin derivative instruments is quite limited in comparison to the volume of actual bitcoin trades.  Additionally, regulation relating to bitcoin derivatives is uncertain and may be subject to further scrutiny, although CFTC commissioners have expressed publicly that derivatives based on Digital Currenciessuch as bitcoins are subject to regulation by the CFTC, including oversight to prevent market manipulation of the price of bitcoins.

End-User-to-End-User

The bitcoin end-user-to-end-user ecosystem operates on a continuous, 24-hour per day basis.  This is accomplished through decentralized peer-to-peer transactions between parties on a principal-to-principal basis.  All risks and issues of credit are between the parties directly involved in the transaction.  Liquidity can change from time to time during the course of a 24-hour trading day.  The Bitcoin Network rules that require transaction fees are generally not enforced; therefore transaction costs, if any, are negotiable between the parties and may vary widely, although, where transaction fees are included, they are paid by the sending party in a bitcoin transaction.  These transactions occur remotely through the Internet, in-person through forums such as Satoshi Square (an open-air bitcoin trading market held in New York City) or the Bitcoin Center NYC, and physically through bulletin boards.  There are currently no official designated market makers for bitcoins and hence no standard transaction sizes, bid-offer spreads or typical known cost per transaction.  Marketplaces like LocalBitcoins and ICBIT are intended to bring together counterparties trading in bitcoins but do not provide any clearing or intermediary function.

Bitcoin Exchange Market

Online Bitcoin Exchanges represent the majority of bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of bitcoins.  Most Bitcoin Exchanges operate through pooled account systems, whereby the users of the exchange send bitcoins and/or fiat currency to an account of the Bitcoin Exchange, which records user sub-account balances in a ledger entry system.  For such pooled account exchanges, trades typically are conducted “off-Blockchain,” meaning that they are settled by reallocating bitcoin and money to and from users on the balanced ledgers of the exchange.  Therefore, a trade on a pooled account exchange will not result in a bitcoin transaction being transmitted and subsequently recorded on the Blockchain, or of a money transfer going from one bank account to another.  For a pooled-account Bitcoin Exchange, bitcoin transactions and money transfers typically only occur during the withdrawal or deposit of bitcoins or fiat currency by an exchange customer, or if the Bitcoin Exchange needs to shift bitcoins or fiat currency between its pooled accounts for internal purposes.  Nevertheless, Bitcoin Exchanges typically publish trade data including last price, bid and ask spread, and trade volume, among other data, on their respective websites and through application programming interfaces.

For most of 2013, Mt. Gox (a Japanese exchange operated at www.mtgox.com by Tibanne Co. Ltd.) was the largest online Bitcoin Exchange in the world.  Supporting trading of bitcoins using 16 different fiat currencies, Mt. Gox accounted for nearly three-quarters of all Bitcoin Exchange Market trading during the first half of 2013.  For the month of August 2013, Mt. Gox’ market share dropped to just over 50 percent of Bitcoin Exchange Market trading, according to Bitcoinity.org.  BitStamp represented approximately one quarter of trading over such period.  Together with BTC-e and BTC China, the then-third and fourth largest exchanges by volume, the four largest Bitcoin Exchanges accounted for more than 90 percent of the Bitcoin Exchange Market volume in August 2013.

From September through the beginning of December of 2013, BTC China surpassed US Dollar-denominated Bitcoin Exchanges.  This was bolstered by large speculative demand in China which led to the emergence of several large Bitcoin Exchanges and volume on BTC China that was bolstered by a commission-free trading program.  Following a December regulatory notice from the People’s Bank of China and five government ministries that limited the ability of Chinese regulated financial and payment institutions to do business with Bitcoin Exchanges, volume on BTC China and similar exchanges such as Huobi and OKCoin dropped below those of Mt. Gox, BitStamp and BTC-e. By the end of 2014, volume on the major Bitcoin Exchanges that do not charge trading commission fees again outpaced the volume on the major US Dollar-denominated exchanges such as BTC-e, Bitfinex and BitStamp.

On February 7, 2014, Mt. Gox suspended the withdrawal of bitcoin, though trading activity continued.  Mt. Gox attributed the suspension to problems accounting for “transaction malleability,” which refers to the ability of bitcoin nodes to adjust the “transaction ID” of a bitcoin transaction prior to its inclusion in the Blockchain.  A user of an exchange that tracked payments through transaction IDs could then attempt to fool the exchange into believing it had failed to send a withdrawal and sending a second withdrawal in the same amount.  Mt. Gox also continued to delay US Dollar withdrawals for a matter of weeks or months from the withdrawal request date.  As a result, the price of bitcoins on Mt. Gox fell by more than 60 percent from February 7 to February 18, 2014.  BitStamp and BTC-e also temporarily suspended bitcoin withdrawals to review whether their bitcoin withdrawal system was exploitable through transaction malleability, but resumed withdrawals by February 15th.  In the March 2014 release of Bitcoin Core version 0.9.0, the Core Developers provided software fixes that limited the ability to adjust the transaction ID of a bitcoin transaction.

On February 25, 2014, Mt. Gox suspended trading on its platform and, three days later, filed for bankruptcy protection in Japanese courts, stating that it had lost approximately 850,000 bitcoins, including approximately 750,000 bitcoins belonging to its customers.  Mt. Gox subsequently recovered access to approximately 200,000 of the lost bitcoins.  As no full, reliable accounting has been publicly provided, it is difficult to assess whether Mt. Gox’s collapse was due to cyber-attacks (including denial of service and hacking incidents reported in 2011 and 2013), mismanagement or fraud.  Following the cessation of trading activity on its platform, Mt. Gox has been in bankruptcy proceedings in Japan and the United States and is in the process of liquidation.

Since the cessation of trading on Mt. Gox, three Bitcoin Exchanges have dominated the US Dollar-denominated trading market (also known as the USD-BTC trading pair): BitStamp, Bitfinex and BTC-e.  For the one month period ended December 28, 2014, those three exchanges accounted for just over 79 percent of the market for the USD-BTC trading pair as calculated by both BitcoinCharts.com and Bitcoinity.org (excluding Chinese Bitcoin Exchange OKCoin, which does not impose commissions on trades and is not tracked by BitcoinCharts.com).

Despite the regulatory uncertainty that has, at times, temporarily limited the ability of Chinese Bitcoin Exchanges such as BTCChina, Huobi and OKCoin to receive deposits of fiat currency, the policy of low or zero commission trading on such Bitcoin Exchanges has resulted in volume that exceeds that of Bitcoin Exchanges primarily trading the USD-BTC trading pair.  According to Bitcoinity.org, in the six month period ended December 28, 2014, the trading pair of the Chinese Yuan and bitcoin has had approximately 79 percent of the bitcoin trading market (relative to other currency trading pairs), and has not accounted for less than half of such market on any day during that period.  During the six month period, the USD-BTC trading pair has accounted for approximately 18 percent of the total bitcoin trading market.  Bitcoin trades denominating in Euros and British Pounds accounted for 1.2 and 0.5 percent of the market, respectively.

In addition to open online Bitcoin Exchanges, there are “dark pools,” which are bitcoin trading platforms that do not publicly report bitcoin trade data.  Market participants have the ability to execute large block trades on a dark pool without revealing those trades and the related price data to the public Bitcoin Exchange Market, although any withdrawal from or deposit to a dark pool platform may be recorded on the Blockchain.  Tradehill is an example of one such institutional dark pool, although it halted operations in August 2013 to allow for regulatory compliance upgrades.  SecondMarket also operates a form of dark pool through a trading desk that buys and sells large blocks of bitcoins without publicly reporting trade data.  Informal dark pools are currently believed to exist, particularly among wholesale buyers of bitcoin and bitcoin mining groups that obtain large supplies of bitcoin through mining.  Such informal dark pools function as a result of the peer-to-peer nature of the Bitcoin Network, which allows direct transactions between any seller and buyer.  As the Bitcoin Exchange Market and bitcoin dark pools have a limited history, it is difficult to estimate the impact of dark pools on the Bitcoin Exchange Market.

Bitcoin Exchanges are susceptible to denial of service attacks.  In a denial of service attack, an attacker bombards a Bitcoin Exchange with a large quantity of external requests, thus precluding the targeted Bitcoin Exchange from processing requests from genuine users, effectively or literally knocking the Bitcoin Exchange offline.  In a distributed denial of service or DDoS Attack, the attacker gains control of and uses another party’s computer to launch the external requests.  Mt. Gox was the victim of three DDoS Attacks in April 2013 alone.  Other large Bitcoin Exchanges also have suffered DDoS Attacks.  These attacks can cause the price of bitcoins to fall substantially.  Users, miners and service providers are similarly susceptible to such attacks.  The Bitcoin Network protocol and software programs have internal mechanisms that mitigate but do not eliminate the likelihood and effects of denial of service attacks and DDoS Attacks.

Bitcoin Exchanges also may be the victims of breaches in information security.  In June 2011, a malicious actor hacked the Mt. Gox database and stole thousands of usernames, passwords and e-mail addresses.  More recently, Bitfloor was forced to go offline as a result of an attack through which a hacker gained access to private keys and 24,000 bitcoins.  Such attacks have caused multiple Bitcoin Exchanges to close for brief periods.

Hackers also can target users, miners and service providers.  These attacks reflect negatively on the effectiveness of security measures undertaken by some participants in the bitcoin economy and do not reflect the inherent cryptographic security of the Bitcoin Network.

Bitcoin Exchanges may also be susceptible to temporary or permanent shutdowns due to the imposition or violation of government regulations.  For example, Bitcoin Exchanges may halt operations to register with a regulatory authority (e.g., registration with FinCEN as a money transmitter) on a voluntary basis or due to a regulator’s cease and desist order.  Alternatively, Bitcoin Exchanges may determine that it is not commercially feasible to comply with registration requirements or regulatory limitations and may, therefore, cease operations voluntarily or due to a regulator’s cease and desist order or government seizure.  A Bitcoin Exchange may also elect to not serve customers in a particular jurisdiction where regulatory uncertainty or hostility threatens the Bitcoin Exchange’s ability to operate.  The likelihood or form that temporary or permanent shutdowns may occur will depend on the jurisdictions in which a Bitcoin Exchange is subject to regulation and the ongoing development of bitcoin regulations in such jurisdiction.

Goods and Services

Bitcoins also can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the Bitcoin Network.  In addition to our Company in January 2014, US national online retailers Overstock.com and TigerDirect began accepting bitcoin payments.  Over the course of 2014, computer hardware and software company Microsoft began accepting bitcoins as online payment for certain digital content, online retailer NewEgg began accepting bitcoins, and computer hardware company Dell began accepting bitcoins.  There are thousands of additional online merchants that accept bitcoins, and the variety of goods and services for which bitcoins can be exchanged is increasing.  Currently, local, regional and national businesses, including Time Inc., Wikimedia, WordPress, Expedia and Foodler, accept bitcoin.  Bitcoin service providers such as BitPay, Coinbase and GoCoin and online gift card retailer Gyft provide other means to spend bitcoin for goods and services at additional retailers.  There are also many real-world locations that accept bitcoin throughout the world.  As of June 2014, it was estimated that as many as 70,000 merchants or businesses accept, or have the technological infrastructure to choose to accept (e.g., Shopify merchants), bitcoins as payment.  Since that time, payments giant PayPal announced a partnership with BitPay, Coinbase and GoCoin to expand their bitcoin-related services to PayPal’s merchant customers, thereby significantly expanding the reach of bitcoin-accepting merchants.  To date, the rate of consumer adoption and use of bitcoin in paying merchants has trailed the broad expansion of retail and commercial acceptance of bitcoin.  Nevertheless, there will likely be a strong correlation between continued expansion of the Bitcoin Network and its retail and commercial market penetration.

Anonymity and Illicit Use

The Bitcoin Network was not designed to ensure the anonymity of users, despite a common misperception to the contrary.  All bitcoin transactions are logged on the Blockchain and any individual or government can trace the flow of bitcoins from one address to another.  Off-Blockchain transactions occurring off the Bitcoin Network are not recorded and do not represent actual bitcoin transactions or the transfer of bitcoins from one digital wallet address to another, though information regarding participants in an Off-Blockchain transaction may be recorded by the parties facilitating such Off-Blockchain transactions.  Digital wallet addresses are randomized sequences of 27-34 alphanumeric characters that, standing alone, do not provide sufficient information to identify users; however, various methods may be used to connect an address to a particular user’s identity, including, among other things, simple Internet searching, electronic surveillance and statistical network analysis and data mining.  Anonymity is also reduced to the extent that certain Bitcoin Exchanges and other service providers collect users’ personal information, because such Bitcoin Exchanges and service providers may be required to produce users’ information in order to comply with legal requirements.  In many cases, a user’s own activity on the Bitcoin Network or on Internet forums may reveal information about the user’s identity.

Users may take certain precautions to enhance the likelihood that they and their transactions will remain anonymous.  For instance, a user may send its bitcoins to different addresses multiple times to make tracking the bitcoins through the Blockchain more difficult or, more simply, engage a so-called “mixing” or “tumbling” service to switch its bitcoins with those of other users.  However, these precautions do not guarantee anonymity and are illegal to the extent that they constitute money laundering or otherwise violate the law.

As with any other asset or medium of exchange, bitcoins can be used to purchase illegal goods or fund illicit activities.  For example, Silk Road, an anonymous online marketplace that sold illegal substances prior to its seizure and the arrest of its founder and operator in October 2013, accepted only bitcoins.  The use of bitcoins for illicit purposes, however, is not promoted by the Bitcoin Network or the user community as a whole.

Alternative Digital Currencies

Bitcoins are not the only type of Digital Currencies founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of December 26, 2014.  At least 600 other Digital Currencies or “altcoins” have been developed since the Bitcoin Network’s inception, including litecoin, peercoin, dogecoin, ripple and stellar.  The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Currency.

GOVERNMENT OVERSIGHT

The Bitcoin Network is a recent technological innovation and the regulatory schemes to which bitcoins and the Bitcoin Network may be subject have not been fully explored or developed.  For example, the SEC and CFTC have yet to issue official statements describing how each will treat bitcoins for a variety of regulatory purposes.

Until February 2014, the only US federal regulator to release official guidance on bitcoin and the Bitcoin Network was FinCEN, a bureau of the US Department of the Treasury responsible for the federal regulation of currency market participants.  On March 18th, 2013, FinCEN issued interpretive guidance relating to the application of the Bank Secrecy Act to distributing, exchanging and transmitting “virtual currencies.” More specifically, it determined that a user of bitcoins will not be considered a money services business or be required to register, report and perform recordkeeping; however, an administrator or exchanger of bitcoins must be a registered money services business under FinCEN’s money transmitter regulations.  As a result, Bitcoin Exchanges that deal with US residents or otherwise fall under US jurisdiction are required to obtain licenses and comply with FinCEN regulations.  FinCEN released additional guidance on January 30, 2014, April 29, 2014 and October 27, 2014, clarifying that most miners, software developers, hardware manufacturers, escrow service providers and investors in bitcoin would not be required to register with FinCEN on the basis of such activity alone, but that Bitcoin Exchanges and payment processors would likely be required to register with FinCEN on the basis of the activities described in the October 27th letters.

US state regulators, including the California Department of Financial Institutions, New York State Department of Financial Services, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar bitcoin service providers register on a state-level as money transmitters or money service businesses.  In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoins or other Digital Currencies as a means of payment.  In July 2014, the New York State Department of Financial Services proposed the first US regulatory framework for licensing participants in “virtual currency business activity.” The proposed regulations known as the “BitLicense” are intended to focus on consumer protection and, after the closure of an initial comment period that yielded 3,746 formal public comments, remain in the process of revision and reproposal as of December 26, 2014.  On December 16, 2014, the Conference of State Bank Supervisors released for public comment a proposed model regulatory framework for state regulation of participants in “virtual currency activities.” Although similar in some regards, the proposed model framework does not track completely the BitLicense regulations proposed in New York.  The Conference of State Bank Supervisors proposed framework is a non-binding model and would have to be independently adopted, in sum or in part, by state legislatures or regulators on a case-by-case basis.

On March 25, 2014, the IRS released guidance on the treatment of virtual currencies, such as bitcoins, for federal income tax purposes.  The guidance was the first from a US government agency to provide asset classification of bitcoins, classifying them as “property” for federal income tax purposes.  The guidance clarified that bitcoins could be held as capital assets and that holders of bitcoins would be required to track gains and losses relating to their cost basis at acquisition and their realization value upon sale or spending of the bitcoins.  The IRS also clarified that bitcoins received as payment (e.g., as wages or, in the case of a miner, as a reward for solving a block) would be taxable as ordinary income using the fair market value of bitcoins when received.  The asset classification of bitcoins by the IRS is not controlling on other government agencies for purposes other than those relating to federal income tax.

As of December 2014, the US Congress, US Senate Committee on Homeland Security and Government Affairs, US Senate Committee on Banking, Housing and Urban Affairs, the CFTC, the New York State Department of Financial Services, and the Conference of State Bank Supervisors had initiated formal inquiries into or held hearings on Digital Currencies, including bitcoins, and possible regulation thereof.  Members of the private sector and representatives of the Department of Justice, Secret Service and FinCEN (among other government agencies) had participated in such inquiries and hearings.

On June 26, 2014, the US Government Accountability Office publicly released a Report to the Committee on Homeland Security and Government Affairs that summarized regulatory, law enforcement and consumer protection assessments regarding the bitcoin economy and bitcoin in general.  The report recommended that the US Consumer Financial Protection Bureau participate in inter-agency working groups on bitcoin to assess how the agency might address bitcoin-related consumer protection issues.  The report echoed, in part, a May 7, 2014 investor alert published by the SEC that highlighted fraud and other concerns relating to certain investment opportunities denominated in bitcoins and fraudulent and unregistered investment schemes targeted at participants in online bitcoin forums.  In the fall of 2014, the SEC is reported to have initiated an inquiry into the sale of unregistered securities denominated in bitcoins or altcoins, and into the sale of “crypto-equity” (i.e., tokens for use on altcoin programming platforms), although the Sponsor has not verified the scope or veracity of such reports.

In addition, various foreign jurisdictions may adopt laws, regulations or directives that affect bitcoin.  In October 2012, the European Central Bank issued a report on “virtual currency” schemes indicating that bitcoin may become the subject of regulatory interest in the European Union.  In August 2013, the German Ministry of Finance released an interpretation that labeled bitcoins to be a form of private money or a unit of account that is not recognized as a full currency, but is subject to German tax laws.  Foreign government bodies have also initiated public inquiries similar to those taken by US government bodies, including public hearings on Digital Currencies, including bitcoins, held by both the French and Canadian Senates.

On December 5, 2013, the People’s Bank of China and five Chinese ministries released a notice that restricted bitcoin activity among its financial and payment institutions while classifying bitcoins as a “virtual commodity” that was legal to own and speculate in.  Over the subsequent six months, news reports from China indicated that many banking institutions and third party payment processors in China had received private guidance leading them to close Bitcoin Exchange bank accounts that held Chinese Yuan on behalf of exchange customers.  As a result, though the Chinese government has not banned the use of bitcoin or the holding of bitcoins, the effective result of the public and private notices has been to severely restrict the operation of Chinese Bitcoin Exchanges through the limitation of customers’ ability to deposit or withdraw Chinese Yuan with or from the exchanges.  During the second half of 2014, Chinese Bitcoin Exchanges again began to accept deposits of Chinese Yuan through the use of third-part payment providers, and trading activity returned to higher levels.

In Russia, state agencies and prosecutors have released guidance or statements that have hampered the growth of bitcoin.  On January 15, anonymous electronic transfers were restricted to de minimus sums; although bitcoin transactions are not truly anonymous, this measure has been taken to apply to the Bitcoin Network.  On January 27, a central bank statement warned of the association of bitcoin and money laundering and terrorist activity.  In early February, a prosecutor implied that the use of bitcoins were not legal tender and were illegal, although whether this amounted to a ban on bitcoin has been questioned.  The legal status of bitcoin in Russia remains unclear, though the recently hostile approach of certain government arms indicates a restrictive environment.

After the United States, China and Russia were among the next tier of large bitcoin-using jurisdictions as of late 2013.  The impact of the restrictions has been seen in a decline of Chinese investment activity in bitcoins and a reduction in the number of bitcoin nodes operating in Russia that has continued into late 2014, despite a pickup in trading volume on Chinese Bitcoin Exchanges.  Less active bitcoin jurisdictions in Iceland (conversion between bitcoins and krona prohibited), Vietnam (financial services firms prohibited from interacting with bitcoin) and Bolivia (use of bitcoins prohibited by the Central Bank of Bolivia) have more severely restricted the use of bitcoin with little impact on the global growth of bitcoin.  Similarly, the reported ban on decentralized Digital Currencies in Ecuador (made in advance of plans to introduce a government backed electronic cash system) have had no visible impact on the Bitcoin Network due to limited use of bitcoin in Ecuador.

While jurisdictions such as Germany and China have taken a preliminary regulatory stance on bitcoin, countries such as India have declined to apply regulation to bitcoin when afforded the opportunity.  In June 2014, the Swiss government elected not to regulate bitcoin use and issued guidance on the further development and future application of laws to bitcoin-related activity in Switzerland.  Australia, Finland and the Netherlands have joined Canada and Germany among the foreign countries releasing formal or informal tax guidance regarding bitcoin income or operations.

Due in part to its international nature and the nascent stage of regulation, along with the limited experience with bitcoin of, and language barriers between, international journalists, information regarding the regulation of bitcoin in various jurisdictions may be incomplete, inaccurate or unreliable.  For example, news of the People’s Bank of China notice release on December 5, 2013 was followed by days of confusion relating to difficulty in interpreting and analyzing the content of the release.  In another instance, on July 29, 2013, a bitcoin service business in Thailand announced that, in a meeting with the Bank of Thailand, regulators from the Foreign Exchange Administration and Policy Department had functionally banned bitcoin activity in the country, leading to widespread reporting of a blanket ban.  Later reporting, however, questioned whether the Bank of Thailand regulators had the authority, or ever expressed the intention, to ban all bitcoin use in Thailand.  Recent reports indicate that, on February 15, 2014, the Bank of Thailand authorized the operation of exchanges converting bitcoin to and from Thai baht.

As both the regulatory landscape develops and journalistic familiarity with bitcoin increases, mainstream media’s understanding of bitcoin and the regulation thereof may improve.

CONSUMERS

Customers access our ecommerce website through the web and mobile devices.  We place orders on behalf of our customers and oversee the fulfillment process through delivery.  We support these transactions through our customer service.

VENDORS AND DISTRIBUTORS

We have consented to the terms of service of our current ecommerce vendors and plan to enter agreements with other vendors and distributors to offer products for sale on our ecommerce site.  We are not the seller of record in these transactions, but instead earn either an affiliate fee or a processing fee on the transactions.  We use payment processers to manage the conversion of the digital currency into the desired currency acceptable to the vendor, and we remit the final payment to the vendor or distributor.  We manage the product data import into our platform’s Intelligent Shopping Engine utilizing APIs (application programming interfaces) from third party vendors that allow integration between our online ecommerce platform and inventory and product category information.

COMPETITION

In 2014, the number for merchants willing to accept digital currencies dramatically grew and more established retailers such as Overstock, NewEgg, Dell and Microsoft began accepting digital currencies.  Our current and future competition is centered on the following areas:

●	Merchants that choose to accept digital currencies at their branded websites and affiliate sellers websites;
●	Physical “brick and mortar” locations, distributors, vendors and manufacturers that sell products and accept digital currencies as payment;
●	Other mobile applications, websites, shopping sites, niche aggregation sites, private sale sites and group buying sites that sell or distribute products in exchange for digital currency;
●	Companies that are engaged in transaction verification services which may have lower operating costs then our operations;
●	Providers of mobile applications and websites, that offer secure storage solutions for digital currency; and
●
Digital currency focused companies that offer exchange, payment processing, remittance, money transmission service, and financial services that enable consumers or vendors to exchange or improve the acceptance of digital currency.

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

On January 2, 2014, we applied for a trademark of “BitcoinShop” with the United States Patent and Trademark Office and the application is still in process.

TECHNOLOGY

We use third party open source platforms as well as internally developed tools to operate our website, and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations.

SEASONALITY

Based on comparable and established ecommerce trends we expect our ecommerce business will be affected by seasonality throughout the year with increased growth in the fourth fiscal quarter.  Due to our short operating history we are unable to determine if seasonality will affect our business, however, we expect this pattern may repeat in the future based on comparisons to established ecommerce marketplaces and traditional “brick and mortar” stores.

GROWTH STRATEGY

Universal Platform Growth Strategy

We plan to build our universal digital currency platform both through internal development, partnerships and potentially through acquisitions.  Our strategy has three key phases: first develop a robust platform, second acquire customer and third monetize the platform.  Our current focus is on developing the platform and integrating.

Transaction Verification Services Growth Strategy

We believe the time is ideal to expand our transaction verification services business and have secured an 83,000 square foot facility to provided room to grow.  However this is a capital intense endeavor and our ability to scale this business will depend our access to capital on acceptable terms if at all.

Ecommerce Growth

Our planned growth for our ecommerce platform is to expand affiliate relationships, add drop shippers capable of international shipping and pursue exclusive product offering.  We believe advertising and integrating with our ATMs and through our partnership with Coin Outlet will be a key tool to expand our ecommerce business internationally and drive customer adoption.

RESEARCH AND DEVELOPMENT

We believe that an agile development approach combined with being at the leading edge of technology trends in digital currency could be a powerful competitive advantage for us.  We believe that new technologies will evolve rapidly within the digital currency ecosystem.  We anticipate that part of our value proposition will be our ability to successfully test and integrate new technologies, to develop proprietary systems, and / or acquire business that have proprietary systems.

ENVIRONMENTAL LAW COMPLIANCE

It is our policy to conduct our operations in accordance with all applicable laws, regulations and other requirements.  While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on our consolidated annual results of operations, financial position or cash flows.

EMPLOYEES

We currently have 4 full-time employees all of which have agreed to work for no compensation for the period beginning in September 2014 and ending on February 28, 2015.  In the future, if our activities grow, we anticipate we will need to compensate our employees and may hire additional personnel on an as-needed basis.

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“bitcoin” — A type of a Digital Currency based on an open source math-based protocol existing on the Bitcoin Network and utilizing cryptographic security.

“Bitcoin Exchange”— An electronic marketplace where exchange participants may trade, buy and sell bitcoins based on bid-ask trading.  The largest Bitcoin Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Bitcoin Exchange Market” — The global bitcoin exchange market for the trading of bitcoins, which consists of transactions on electronic Bitcoin Exchanges.

“Bitcoin Network” — The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the math-based protocols and cryptographic security governing the Bitcoin Network.

“Blockchain” — The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of bitcoins from the Bitcoin Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

“CEA” — Commodity Exchange Act of 1936, as amended.

“CFTC” — The US Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code” — The US Internal Revenue Code of 1986, as amended.

“Core Developers” — The core group of developers, which currently includes Wladimir J. van der Laan, Gavin Andresen, Jeff Garzik, Gregory Maxwell and Pieter Wuille, who informally oversee the development of the Bitcoin Network.  The Core Developers are able to access and can alter the Bitcoin Network source code hosted on GitHub, an online service and forum used to share and develop open source code.

“Digital Currency” — Collectively, all digital assets based upon a computer-generated math-based and/or cryptographic protocol that may, among other things, be used to buy and sell goods or pay for services.  Bitcoins represent one type of Digital Currency.

“DDoS Attack” — Distributed denial of service attacks are coordinated hacking attempts to disrupt websites, web servers or computer networks in which an attacker bombards an online target with a large quantity of external requests, thus precluding the target from processing requests from genuine users.

“Exchange Act” — The Securities Exchange Act of 1934, as amended.

“FDIC” — The Federal Deposit Insurance Corporation.

“FinCEN” — The Financial Crimes Enforcement Network, a bureau of the US Department of the Treasury.

“FINRA” — The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers.

“Fiat Currency” — Currency that a government has declared to be legal tender, but is not backed by a physical commodity.  The value of fiat money is derived from the relationship between supply and demand rather than the value of the material that the money is made of.

“IRS” — The US Internal Revenue Service, a bureau of the US Department of the Treasury.

“Mining” — The process by which Bitcoins are created involving programmers solving complex math problems with the computers in the Bitcoin Network.

“SEC” — The US Securities and Exchange Commission.

“Securities Act” — The Securities Act of 1933, as amended.

“SIPC” — The Securities Investor Protection Corporation.

“Transaction Verification” — Is equivalent to Mining

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

Risks Related to Our Company

We have an evolving business model.

As digital currencies and blockchain technologies evolve so will our business model.  We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful.  From time to time we may also modify aspects of our business model relating to our product mix and service offerings.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business.  We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

The loss of key personnel, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, could have a material adverse effect on us.

Our continued success depends, to a significant extent, on the continued services of key personnel, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, who have extensive market knowledge and long-standing business relationships.  In particular, our reputation among and our relationships with key digital currency industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry.  Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes.  The loss of services of either Charles Allen or Michal Handerhan, could diminish our business and growth opportunities and our relationships with key leaders in the digital currency industry and could have a material adverse effect on us.

Any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense.  Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

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

 Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results .
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

Since there has been limited precedence set for financial accounting of digital currencies, it is unclear how we will be required to account for digital currency transactions in the future.

Since there has been limited precedence set for the financial accounting of digital currencies, it is unclear how we will be required to account for digital currency transactions or assets.  Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements.  Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2015 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2014 financial statements that there is substantial doubt about our ability to continue as a going concern.  A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.  Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments; and
●	economic and other external factors.

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

Our shares of common stock are very thinly traded, and the price, if traded, may not reflect our actual or perceived value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  The market liquidity will be dependent on the perception of our operating business, among other things.  We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock.  There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume.  Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.  If a market should develop, the price may be highly volatile.  Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account.  Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

Risks Related to the Bitcoin Network and Bitcoins

The further development and acceptance of the Bitcoin Network and other Digital Currency systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.  The slowing or stopping of the development or acceptance of the Bitcoin Network may adversely affect an investment in our Company.

Digital Currencies such as bitcoins may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part.  The growth of the Digital Currency industry in general, and the Bitcoin Network in particular, is subject to a high degree of uncertainty.  The factors affecting the further development of the Digital Currencies industry, as well as the Bitcoin Network, include:

●	continued worldwide growth in the adoption and use of bitcoins and other Digital Currencies;
●
government and quasi-government regulation of bitcoins and other Digital Currencies and their use, or restrictions on or regulation of access to and operation of the Bitcoin Network or similar Digital Currencies systems;

●	the maintenance and development of the open-source software protocol of the Bitcoin Network;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
●	general economic conditions and the regulatory environment relating to Digital Currencies.

A decline in the popularity or acceptance of the Bitcoin Network could adversely affect an investment in the Company.

Currently, there is relatively small use of bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in the Company.

As relatively new products and technologies, bitcoins and the Bitcoin Network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited.  Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoins.  A lack of expansion by bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of bitcoin, either of which could adversely impact an investment in the Company.

The Core Developers or other programmers could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network’s community, could adversely affect an investment in the Company.

The Bitcoin Network is based on a math-based protocol that governs the peer-to-peer interactions between computers connected to the Bitcoin Network.  The code that sets forth the protocol is informally managed by a development team known as the Core Developers that was initially appointed informally by the Bitcoin Network’s purported creator, Satoshi Nakamoto.  The members of the Core Developers evolve over time, largely based on self-determined participation in the resource section dedicated to bitcoin on Github.com.  The Core Developers can propose amendments to the Bitcoin Network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of bitcoins, including the irreversibility of transactions and limitations on the mining of new bitcoins.  Proposals for upgrades and discussions relating thereto take place on online forums including GitHub.com and Bitcointalk.org.  To the extent that a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in the Company. If less than a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network could “fork.”

The open-source structure of the Bitcoin Network protocol means that the Core Developers and other contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol.  A failure to properly monitor and upgrade the protocol could damage the Bitcoin Network and an investment in the Company.

The Bitcoin Network operates based on an open-source protocol maintained by the Core Developers and other contributors, largely on the GitHub resource section dedicated to bitcoin development.  As the Bitcoin Network protocol is not sold and its use does not generate revenues for its development team, the Core Developers are generally not compensated for maintaining and updating the Bitcoin Network protocol.  The Bitcoin Foundation pays, through donations and member dues, a stipend to Chief Scientist Gavin Andresen and Lead Developer Wladimir J. van der Laan.  Mike Hearn, a former member of the Core Developers, has criticized the lack of financial incentive for developers to maintain or develop the Bitcoin Network and indicated that the Core Developers may lack the resources to adequately address emerging issues with the Bitcoin Network protocol.  In November 2014, the Bitcoin Foundation announced it would redirect its efforts principally toward assisting in the direction and funding of Core Development of the bitcoin protocol, rather than political advocacy and educational efforts that were largely focused in North America and Europe.  According to its 2013 tax return filing on Form 990, the Bitcoin Foundation reported approximately $4.7 million in assets as of December 31, 2013.  To the extent that material issues arise with the Bitcoin Network protocol, and the Core Developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the Bitcoin Network and an investment in the Company may be adversely affected.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the Bitcoin Network, it is possible that such actor or botnet could manipulate the Blockchain in a manner that adversely affects an investment in the Company.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which the Bitcoin Network and all bitcoin transactions rely by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the Bitcoin Network can add valid blocks.  In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new bitcoins or transactions using such control.  Using alternate blocks, the malicious actor could “double-spend” its own bitcoins (i.e., spend the same bitcoins in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control.  To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the Bitcoin Network or the bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible.  Such changes could adversely affect an investment in the.

In late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50 percent of the processing power on the Bitcoin Network.  To the extent that GHash.io did exceed 50 percent of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the Blockchain performed by GHash.io.  Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40 percent of the processing power on the Bitcoin Network.  The approach to and possible crossing of the 50 percent threshold indicate a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions.  To the extent that the bitcoin ecosystem, including the Core Developers and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining in excess of 50 percent of the processing power on the Bitcoin Network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in the Company.

If the award of bitcoins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily.  A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the Bitcoin Network or the Blockchain, potentially permitting such actor or botnet to manipulate the Blockchain in a manner that adversely affects an investment in the Company.

If the award of new bitcoins for solving blocks declines and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations.  Miners ceasing operations would reduce the collective processing power on the Bitcoin Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin Network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the Bitcoin Network.  On December 2 and December 17, 2014, the Bitcoin Network difficulty for block solutions was adjusted down by 0.73 percent and 1.37 percent, respectively.  During the month of December 2014, confirmation time for block solutions was marginally impacted, with average block solution times (based on a seven-day moving average of block solution times) climbing from approximately 7.5 minutes to a high of 9 minutes, which speeds remain faster than the expected 10 minute confirmation time targeted by the Bitcoin Network protocol.  More significant reductions in processing power on the Bitcoin Network could result in material, though temporary, delays in block solution confirmation time.  Any reduction in confidence in the confirmation process or processing power of the Bitcoin Network may adversely impact an investment in the Company.

To the extent that the profit margins of Bitcoin mining operations are not high, operators of Bitcoin mining operations are more likely to immediately sell bitcoins earned by mining in the Bitcoin Exchange Market, resulting in a reduction in the price of bitcoins that could adversely impact an investment in the Company.

Over the past two years, Bitcoin Network mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers.  Currently, new processing power brought onto the Bitcoin Network is predominantly added by incorporated and unincorporated “professionalized” mining operations.  Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers.  They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms.  As a result, professionalized mining operations are of a greater scale than prior Bitcoin Network miners and have more defined, regular expenses and liabilities.  These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations on the Bitcoin Exchange Market, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods.  The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins on the Bitcoin Exchange Market, creating downward pressure on the price of bitcoins.

The extent to which the value of bitcoins mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation.  A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoins rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative.  In a low profit margin environment, a higher percentage of the 3,600 to 4,200 new bitcoins mined each day will be sold into the Bitcoin Exchange Market more rapidly, thereby reducing bitcoin prices.  Lower bitcoin prices will result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoins until mining operations with higher operating costs become unprofitable and remove mining power from the Bitcoin Network.  The network effect of reduced profit margins resulting in greater sales of newly mined bitcoins could result in a reduction in the price of bitcoins that could adversely impact an investment in the Company.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees.  Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin Network, which could adversely impact an investment in the Company.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the Blockchain.  Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Blockchain.  Any systemic delays in the recording and confirmation of transactions on the Blockchain could result in greater exposure to double-spending transactions and a loss of confidence in the Bitcoin Network, which could adversely impact an investment in the Company.

The acceptance of Bitcoin Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the Bitcoin Network could result in a “fork” in the Blockchain, resulting in the operation of two separate networks until such time as the forked Blockchains are merged.  The temporary or permanent existence of forked Blockchains could adversely impact an investment in the Company.

Bitcoin is an open source project and, although there is an influential group of leaders in the Bitcoin Network community including the Core Developers, there is no official developer or group of developers that formally controls the Bitcoin Network.  Any individual can download the Bitcoin Network software and make any desired modifications, which are proposed to users and miners on the Bitcoin Network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com.  A substantial majority of miners and bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the Bitcoin Network.  Since the Bitcoin Network’s inception, changes to the Bitcoin Network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin Network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the Bitcoin Network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin Network.  In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin Network software, a fork in the Blockchain could develop and two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network).  Such a fork in the Blockchain typically would be addressed by community-led efforts to merge the forked Blockchains, and several prior forks have been so merged.  This kind of split in the Bitcoin Network could materially and adversely impact an investment in the Company and, in the worst case scenario, harm the sustainability of the Bitcoin Network’s economy.

Intellectual property rights claims may adversely affect the operation of the Bitcoin Network.

Third parties may assert intellectual property claims relating to the holding and transfer of Digital Currencies and their source code.  Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the Bitcoin Network’s long-term viability or the ability of end-users to hold and transfer bitcoins may adversely affect an investment in the Company.  Additionally, a meritorious intellectual property claim could prevent the Company and other end-users from accessing the Bitcoin Network or holding or transferring their bitcoins.  As a result, an intellectual property claim against the Company or other large Bitcoin Network participants could adversely affect an investment in the Company.

The Bitcoin Exchanges on which bitcoins trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products.  To the extent that the Bitcoin Exchanges representing a substantial portion of the volume in bitcoin trading are involved in fraud or experience security failures or other operational issues, such Bitcoin Exchanges’ failures may result in a reduction in the price of bitcoin and can adversely affect an investment in the Company.

The Bitcoin Exchanges on which the bitcoins trade are new and, in most cases, largely unregulated.  Furthermore, many Bitcoin Exchanges (including several of the most prominent US Dollar denominated Bitcoin Exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance.  As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin Exchanges, including prominent exchanges handling a significant portion of the volume of bitcoin trading.

Over the past four years, many Bitcoin Exchanges have been closed due to fraud, failure or security breaches.  In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges.  While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems).  Further, the collapse of Mt. Gox in February 2014 indicated that even the largest Bitcoin Exchanges could be subject to abrupt failure with consequences for both users of a Bitcoin Exchange and the bitcoin industry as a whole.  In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, and the removal of Mt. Gox as an eligible bitcoin, the value of one bitcoin fell from approximately $795 on February 6 to $578 on February 20.

A lack of stability in the Bitcoin Exchange Market and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in bitcoin value.  These potential consequences of a Bitcoin Exchange’s failure could adversely affect an investment in the Company.

Political or economic crises may motivate large-scale sales of Bitcoins, which could result in a reduction in Bitcoin value and adversely affect an investment in the Company.

As an alternative to fiat currencies that are backed by central governments, Digital Currencies such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events.  Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally.  Large-scale sales of bitcoins would result in a reduction in bitcoin value and could adversely affect an investment in the Company.

Demand for bitcoins is driven, in part, by its status as the most prominent and secure Digital Currency.  It is possible that a Digital Currency other than bitcoins could have features that make it more desirable to a material portion of the Digital Currency user base, resulting in a reduction in demand for bitcoins, which could have a negative impact on the price of bitcoins and adversely affect an investment in the Company.

The Bitcoin Network and bitcoins, as an asset, hold a “first-to-market” advantage over other Digital Currencies.  This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure the Blockchain and transaction verification system.  Having a large mining network results in greater user confidence regarding the security and long-term stability of a Digital Currency’s network and its block chain; as a result, the advantage of more users and miners makes a Digital Currency more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

As of December 26, 2014, there were 600 alternate Digital Currencies (or altcoins) tracked by CoinMarketCap.com, having a total market capitalization (including bitcoin) of approximately $5.64 billion, using market prices and total available supply of each Digital Currency.  This included altcoins using a “proof of work” mining structure similar to bitcoin, and those using a “proof of stake” transaction verification system that is different than bitcoin’s mining system (e.g., Ripple, Stellar and NXT).  According to CoinMarketCap.com’s calculations, bitcoin represented 80 percent of the total market cap of all Digital Currencies, and approximately 96 percent of the total market cap of Digital Currencies that used a proof of work mining system and that were not significantly pre-mined (pre-mining means the mining by initial users or developers of an altcoin before allowing the general public to mine the altcoin).  As of December 26, 2014, bitcoin’s $4.51 billion market cap was nearly six times as large as the $786 million market cap of Ripple (the largest proof of stake altcoin) and more than 46 times larger than the $98 million market cap of litecoin (the second largest proof of work altcoin).  Furthermore, the mining hashrate of bitcoin (estimated by Blockchain.info to be more than 300 million gigahashes per second as of December 26, 2014) exceeded that of litecoin (estimated to be approximately 1,600 gigahashes per second by BitcoinWisdom.com on such date) by a factor of more than 180,000.  Bitcoin also enjoys significantly greater acceptance and usage than other altcoin networks in the retail and commercial marketplace, due in large part to the relatively well-funded efforts of payment processing companies including Coinbase, BitPay and GoCoin.

Despite the marked first-mover advantage of the Bitcoin Network over other Digital Currencies, it is possible that an altcoin could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Core Developers or a perceived advantage of an altcoin that includes features not incorporated into bitcoin.  If an altcoin obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share and have a negative impact on the demand for, and price of, bitcoins and could adversely affect an investment in the Company.

The Company’s ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of the Company’s bitcoins.

The history of the Bitcoin Exchange Market has shown that Bitcoin Exchanges and large holders of bitcoins must adapt to technological change in order to secure and safeguard their bitcoins.  The Company relies on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard the Company’s bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack.  The Company believes that it may become a more appealing target of security threats as the size of the Company’s bitcoin holdings grow.  To the extent that either Bitgo Inc. or the Company is unable to identify and mitigate or stop new security threats, the Company’s bitcoins may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in the Company.

Security threats to the Company could result in, a loss of Company’s bitcoins, or damage to the reputation and brand of the Company, each of which could adversely affect an investment in the Company..

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin Exchange Market since the launch of the Bitcoin Network.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm the Company’s business operations or result in loss of the Company’s bitcoins.  Any breach of the Company’s infrastructure could result in damage to the Company’s reputation which could adversely affect an investment in the Company.  Furthermore, the Company believes that, as the Company’s assets grow, it may become a more appealing target for security threats such as hackers and malware.

The Company relies solely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard the Company’s bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack.  Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by the Company.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Company, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s, private keys, data or bitcoins.  Additionally, outside parties may attempt to fraudulently induce employees of the Company to disclose sensitive information in order to gain access to the Company’s infrastructure.  As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures.  If an actual or perceived breach of the Company’s security system occurs, the market perception of the effectiveness of the Company’s security system could be harmed, which could adversely affect an investment in the Company.

In the event of a security breach of the Company, the Company may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in the Company.

A loss of confidence in the Company’s security system, or a breach of the Company’s security system, may adversely affect the Company and the value of an investment in the Company.

The Company will take measures to protect the Company and its bitcoins from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of the Company’s bitcoins.  A security breach could harm the Company’s reputation or result in the loss of some or all of the Company’s bitcoins.  A resulting perception that the Company’s does not adequately protect its bitcoins could result in a loss of current or potential shareholders, reducing demand for our common stock and causing our shares to decrease in value.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable.  As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in the Company.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the Bitcoin Network.  Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer of bitcoins or a theft of bitcoins generally will not be reversible and the Company may not be capable of seeking compensation for any such transfer or theft.  Although the Company’s transfers of bitcoins will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, the Company’s bitcoins could be transferred from the Company in incorrect amounts or to unauthorized third parties.  To the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Company’s bitcoins through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred Company bitcoins.  To the extent that the Company is unable to seek redress for such error or theft, such loss could adversely affect an investment in the Company.

The Company’s bitcoins may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Company’s bitcoins could be lost, stolen or destroyed.  The Company believes that the Company’s bitcoins will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Company’s bitcoins.  Although the Company utilizes Bitgo Inc.’s enterprise multi-signature storage solution, to minimize the risk of loss, damage and theft, the Company cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God.  Access to the Company’s bitcoins could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).  Any of these events may adversely affect the operations of the Company and, consequently, an investment in the Company.

The limited rights of legal recourse against the Company, and the Company’s lack of insurance protection expose the Company and its shareholders to the risk of loss of the Company’s bitcoins for which no person is liable.

The bitcoins held by the Company are not insured. Therefore, a loss may be suffered with respect to the Company’s bitcoins which is not covered by insurance and for which no person is liable in damages which could adversely affect the operations of the Company and, consequently, an investment in the Company.

Bitcoins held by the Company are not subject to FDIC or SIPC protections.

The Company does not hold its bitcoins with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, the Company’s bitcoins are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

The Company may not have adequate sources of recovery if its bitcoins are lost, stolen or destroyed.

If the Company’s bitcoins are lost, stolen or destroyed under circumstances rendering a party liable to the Company, the responsible party may not have the financial resources sufficient to satisfy the Company’s claim.  For example, as to a particular event of loss, the only source of recovery for the Company might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Company.

The sale of the Company’s bitcoins to pay expenses at a time of low bitcoin prices could adversely affect an investment in the Company.

The Company may sell bitcoins to pay expenses on an as-needed basis, irrespective of then-current bitcoin prices.  Consequently, the Company’s bitcoins may be sold at a time when the bitcoin prices on the Bitcoin Exchange Market are low, which could adversely affect an investment in the Company.

Intellectual property rights claims may adversely affect an investment in the Company.

The Company is not aware of any intellectual property claims that may prevent the Company from operating and holding bitcoins; however, third parties may assert intellectual property claims relating to the operation of the Company and the mechanics instituted for the investment in, holding of and transfer of bitcoins.  Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses and be borne by the Company through the sale of the Company’s bitcoins.  Additionally, a meritorious intellectual property claim could prevent the Company from operating and force the Company to liquidate the Company’s bitcoins.  As a result, an intellectual property claim against the Company could adversely affect an investment in the Company.

Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin Network in a manner that adversely affects an investment in the Company.

Until recently, little or no regulatory attention has been directed toward bitcoins and the Bitcoin Network by US federal and state governments, foreign governments and self-regulatory agencies.  As bitcoins have grown in popularity and in market size, the Federal Reserve Board, US Congress and certain US agencies (e.g., FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin Network, Bitcoin users and the Bitcoin Exchange Market.  Local state regulators such as the California Department of Financial Institutions and the New York State Department of Financial Services have also initiated examinations of bitcoins, the Bitcoin Network and the regulation thereof.  Additionally, a US federal magistrate judge in the US District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” two CFTC commissioners publicly expressed a belief that derivatives based on bitcoins are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoins as property that is not currency for US federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow these asset classifications.  On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoins).  The bill indirectly authorizes bitcoins’ use as an alternative form of money in the state.  There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Company or the ability of the Company to continue to operate.

Currently, neither the SEC nor the CFTC has formally asserted regulatory authority over bitcoins, the Bitcoin Network or bitcoin trading and ownership, though in testimony before the US Senate Committee on Agriculture, Nutrition and Forestry on December 10, 2014, CFTC Chairman Timothy Massad stated that the CFTC believed it had jurisdiction over derivative instruments such as futures and swaps based on bitcoins and other Digital Currencies.  To the extent that bitcoins themselves are determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin Network or bitcoin trading and ownership, trading or ownership in bitcoins may be adversely affected.

To the extent that future regulatory actions or policies limit the ability to exchange bitcoins or utilize them for payments, the demand for bitcoins will be reduced.  Furthermore, regulatory actions may limit the ability of end-users to convert bitcoins into fiat currency (e.g., US Dollars) or use bitcoins to pay for goods and services.  Such regulatory actions or policies could adversely affect an investment in the Company.

Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia.  While certain governments such as Germany—where the Ministry of Finance has declared bitcoins to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency) — have issued guidance as to how to treat bitcoins, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of bitcoins, the Bitcoin Network and bitcoin users.  Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled bitcoin as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize bitcoin as a form of virtual asset or commodity.  In China, a recent government notice classified bitcoins as legal and “virtual commodities;” however, the same notice restricted the banking and payment industries from using bitcoin, creating uncertainty and limiting the ability of Bitcoin Exchanges to operate in the then-second largest bitcoin market.  Since December 2013, both China and Russia have taken a more restrictive stance toward bitcoin and, thereby, have reduced the rate of expansion of bitcoin use in each country.  In May 2014, the Central Bank of Bolivia banned the use of bitcoins as a means of payment.  In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that reportedly prohibits the use of decentralized Digital Currencies such as bitcoins.  Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity.  Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope.  Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoins by users, merchants and service providers outside of the United States and may therefore impede the growth of the bitcoin economy.

The effect of any future regulatory change on the Company or bitcoins is impossible to predict, but such change could be substantial and adverse to the Company and could adversely affect an investment in the Company.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins in one or more countries, and ownership of, holding or trading in or Company’s securities may also be considered illegal and subject to sanction.

Although currently bitcoins are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use bitcoins or to exchange bitcoins for fiat currency.  Such an action may also result in the restriction of ownership, holding or trading in our securities.  Such restrictions may adversely affect an investment in the Company.

If regulatory changes or interpretations of the Company’s activities require the registration of the Company as a money services under the regulations promulgated by FinCEN under the authority of the US Bank Secrecy Act, the Company may be required to register and comply with such regulations.  If regulatory changes or interpretations of the Company’s activities require the licensing or other registration of the Company as a money transmitter (or equivalent designation) under state law in any state in which the Company operates, the Company may be required to seek licensure or otherwise register and comply with such state law.  In the event of any such requirement, to the extent that Company decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to the Company.  The Company may also decide to terminate certain operations.  Any termination of certain Company operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that the activities of the Company cause it to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the US Bank Secrecy Act, the Company may be required to comply with FinCEN regulations, including those that would mandate the Company to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of the Company cause it to be deemed a “money transmitter” (or equivalent designation) under state law in any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements.  Currently, the New York State Department of Financial Services is in the process of revising and receiving comments on a proposed “BitLicense” framework, the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the Company in a material and adverse manner.  Furthermore, the Company may not be capable of complying with certain federal or state regulatory obligations applicable to money service businesses and money transmitters.  If the Company is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements due to the added expenses, the Company may suspend certain operations that would make the Company subject to additional regulatory and registration requirements.  Such restrictions may adversely affect an investment in the Company.

If regulatory changes or interpretations require the regulation of bitcoins under the CEA by the CFTC and/or under the Securities Act and Investment Company Act by the SEC, the Company may be required to register and comply with such regulations.  To the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to the Company.  The Company may also decide to cease certain operations.  Any disruption of the Company’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes.  In particular, the bitcoins may not be excluded from the definition of “commodity future” or “security” by such future CFTC and SEC rulemaking or interpretation, respectively.  As of December 31, 2014, the Company is not aware of any rules or interpretations that have been proposed to regulate bitcoins as commodity futures or securities.  The Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

To the extent that bitcoins are deemed to fall within the definition of a commodity future pursuant to subsequent rulemaking by the CFTC, the Company may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements.  Moreover, the Company may be required to register as a commodity pool operator and to register the Company as a commodity pool with the CFTC through the National Futures Association.  Such additional registrations may result in extraordinary, non-recurring expenses of the Company, thereby materially and adversely impacting an investment in the Company.  If the Company determines not to comply with such additional regulatory and registration requirements, the Company may seek to cease certain if its operations.  Any such action may adversely affect an investment in the Company.

To the extent that bitcoins are deemed to fall within the definition of a security pursuant to subsequent rulemaking by the SEC, the Company may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company.  Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company.  If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain if its operations.  Any such action may adversely affect an investment in us.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that Digital Currencies such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated as barter transactions.  While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-Blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may have adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to Digital Currencies such as bitcoins.  The agency determined that New York State would follow IRS guidance with respect to the treatment of Digital Currencies such as bitcoins for state income tax purposes.  Furthermore, they defined Digital Currencies such as bitcoin to be a form of “intangible property,” meaning the purchase and sale of bitcoins for fiat currency is not subject to state income tax (although transactions of bitcoin for other goods and services maybe subject to sales tax under barter transaction treatment).  It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of Digital Currencies such as bitcoins for income tax and sales tax purposes.  If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoins, generally; in either case potentially having a negative effect on prices in the Bitcoin Exchange Market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat Digital Currencies such as bitcoins differently for tax purposes than the IRS or the New York State Department of Taxation and Finance.  To the extent that a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on bitcoin users, or imposes sales or value added tax on purchases and sales of bitcoins for fiat currency, such actions could result in decreased demand for bitcoins in such jurisdiction, which could impact the price of bitcoins and negatively impact an investment in our Company.

Risks Related to Our Transaction Verification Business

The loss or destruction of a private key required to access a bitcoin may be irreversible.  Our loss of access to our private keys or our experience of a data loss relating to our Company’s bitcoins could adversely affect an investment in our Company.

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held.  We are required by the operation of the Bitcoin Network to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the Bitcoin Network.  We safeguard and keep private the private keys relating to our bitcoins by utilizing an Bitgo Inc.’s enterprise multi-signature storage solution; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held by it and the private key will not be capable of being restored by the Bitcoin Network.  Any loss of private keys relating to digital wallets used to store our bitcoins could adversely affect an investment in us.

If the award of bitcoins for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running our data center operations we may be forced to cease operations in a manner that adversely affects an investment in us.

If the award of new bitcoins for solving blocks declines and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and we may cease our mining operations, which would adversely impact an investment in us.

As the number of bitcoins awarded for solving a block in the Blockchain decreases, the incentive for miners to continue to contribute processing power to the Bitcoin Network will transition from a set reward to transaction fees.  Either the requirement from miners of higher transaction fees in exchange for recording transactions in the Blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoins and prevent the expansion of the Bitcoin Network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoins that could adversely impact an investment in us.

In order to incentivize miners to continue to contribute processing power to the Bitcoin Network, the Bitcoin Network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block.  This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the Bitcoin Network adopting software upgrades that require the payment of a minimum transaction fee for all transactions.  If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoins as a means of payment and existing users may be motivated to switch from bitcoins to another Digital Currency or back to fiat currency.  Decreased use and demand for bitcoins may adversely affect their value and may adversely impact an investment in us.

We lease the space in which we operate transaction verification services and the non-renewal of such lease could adversely affect an investment in us.

We lease the space housing our digital currency mining servers in a data center facility located in North Carolina.  The lease expires in 2017 and we have the option to purchase the property after the first year anniversary of the lease and prior to the end of the second year anniversary.  If we do not have sufficient capital to exercise our purchase option and are forced to vacate we would incur high costs of relocating the equipment in the facility and installing the necessary infrastructure at a new property.

Our landlords could attempt to evict us for reasons beyond our control.  Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our relationship with our customers and could result in the loss of current customers.  In addition, we cannot assure you that we will be able to exercise our purchase option or renew the lease prior to its expiration date on favorable terms or at all.  If we are unable to renew our lease agreement, it could have a material adverse effect on us.  Even if we are able to renew our lease, the terms and other costs of renewal may be less favorable than our existing lease arrangement.  Failure to exercise our purchase option could adversely impact an investment in us.

We depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the customers in our data centers, and any delays or disruptions in service could adversely affect an investment in us.

Our ASIC servers rely on third-party service providers.  In particular, we depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the ASIC servers in our data center, and we have no control over the reliability of the services provided by these suppliers.  We may in the future experience difficulties due to service failures unrelated to our systems and services.  Any Internet, telecommunication or fiber optic network failures may result in significant loss of connectivity to our facility, which could reduce the number of bitcoins we mine and could consequently impair our ability to generate sufficient revenue to cover our costs, which would adversely impact an investment in us.

Power outages, limited availability of electrical resources and increased energy costs could adversely affect an investment in us.

Our facility is subject to electrical power outages, regional competition for available power and increased energy costs.  Power outages, would harm our operations as we would be unable to mine any bitcoins until such time customers and our business.  During power outages, changes in humidity and temperature can cause permanent damage to servers and other electrical equipment.  Any loss of power could reduce the number of mined bitcoins, which would adversely impact an investment in us.

Interruptions in our mining operations, or security breaches at our facility or affecting our networks, could result in a decrease in the number of mined bitcoins, which could adversely affect an investment in us.

Our business could be adversely affected by any interruption or failure (whether network or physical) in our ability to continually operate our bitcoin mining servers, even if such events occur as a result of a natural disaster, human error, landlord maintenance failure, water damage, fiber cuts, extreme temperature or humidity, sabotage, vandalism, terrorist acts, unauthorized entry or other unanticipated problems.  In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by employees, or others.  Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays and cessation of mining.  If a significant disruption occurs, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions.  Resolving network failures or alleviating security problems also may require interruptions, delays, or cessation of mining operations.  Accordingly, failures in our mining services, including problems at our data center, network interruptions or breaches of security on our network may result in significant decreases in the number of mined bitcoins, which would adversely impact an investment in us.

Risks Related to Our Ecommerce Business

Our ecommerce business depends on the continued use of the Internet and the adequacy of the Internet infrastructure.

Our ecommerce business depends upon the widespread use of the Internet and ecommerce.  Factors which could reduce the widespread use of the Internet for ecommerce include:

●	actual or perceived lack of security of information or privacy protection;
●	cyber attacks or other disruptions or damage to the Internet or to users’ computers;
●	significant increases in the costs of transportation of goods; and
●	taxation and governmental regulation.

We depend on our relationships with an independent fulfillment partner for the products that we offer for sale on our Website.  If we fail to maintain this relationship, our business will suffer.

If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our ecommerce business and prospects would suffer severely.  Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

We depend on our fulfillment partners to perform certain services regarding the products that we offer through our ecommerce business.

In general, we agree to offer the fulfillment partners’ products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to individual customers and delivering purchased merchandise on a timely basis.  We may be unable to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms.  In addition, because we do not take possession of these fulfillment parties’ products (other than on the return of such products on a case by case basis), we are generally unable to fulfill these traditional retail operations ourselves.  If our customers become dissatisfied with the services provided by these third parties, our business, reputation and brand could suffer.

Risks associated with the supplier from whom our products are sourced and the safety of those products could adversely affect our financial performance.

Sourcing of many of the products we sell is an important aspect of our business.  We depend on our ability to access products from our qualified supplier in a timely and efficient manner.  Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control.  Further, our customers count on us to provide them with safe products.  Concerns regarding the safety of products that we source from our supplier and then sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance.  If any product that we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us as the manufacturer and/or retailer of the product.  We do not carry insurance coverage to cover such claims that could be asserted.  Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

Our Ecommerce business depends on our Website, network infrastructure and transaction-processing systems.

Our ecommerce business is completely dependent on our infrastructure.  Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could reduce our ability to conduct our business.  We use internally and externally developed systems for our Website and our transaction processing systems.  We have experienced system interruptions due to software failure in the past, which we expect will continue to occur from time to time.  We may also experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season.  Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems.  We may also experience difficulties with our infrastructure upgrades.  Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

If the location where all of our computer and communications hardware is located is compromised, our business, prospects, financial condition and results of operations could be harmed.  If we suffer an interruption or degradation of services at the location for any reason, our business could be harmed.  Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems.  These limitations could have an adverse effect on our conversion rate and sales.  Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance to compensate us for the losses that could occur.  Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders.  The occurrence of any of the foregoing risks could harm our business.

Our platform requires frequent updates on pricing from our vendor.  If these updates are inaccurate or do not occur, there could be a negative influence on our business.

We update the prices of products listed on our site frequently through a third party vendor.  If we are unable to obtain, or are not provided updated pricing information from our third party vendor, or if we fail to act on information provided by our third party vendor, then it could cause us to remedy the pricing difference to complete the transaction, or source the product from an alternative vendor at their price.

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

Our ecommerce business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally.  Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability.  A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks.  From time to time we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website.  If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks.  Cyber attacks may target us, our customers, our suppliers, banks, payment processors, ecommerce in general or the communication infrastructure on which we depend.  If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both.  Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.  A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.  Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

We rely on a third party payment processor to verify a successful transaction between us and our customers.

We rely on a third party processor to facilitate the transaction from the customer’s digital currency wallet to our digital currency wallet.  If we are unable to source processors to verify these transactions our business could suffer.

We may not be able to compete successfully against existing or future competitors.

The online retail market is rapidly evolving and intensely competitive.  Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost.  We currently compete with numerous competitors, including:

●	liquidation e-tailers such as SmartBargains, Optoro and Overstock;
●	online retailers such as Amazon.com, Inc., eBay, Inc., and Rakuten.com, Inc. (formerly Buy.com, Inc.);
●	private sale sites such as Rue La La and Gilt Groupe;
●	online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Zappos.com; and
●
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

Management may choose to keep all or none of our ecommerce gross profits in bitcoins.

Management from time to time may increase or decrease the amount of gross profits kept in bitcoins as well as considering diversifying our holdings in new and evolving alternative currencies like litecoin and dogecoin.  As the value of bitcoins fluctuates we may either benefit or suffer financial losses or gains in these holdings.

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

If we do not respond to rapid technological changes, our ecommerce services could become obsolete and we could lose customers.

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

In order to obtain future ecommerce revenue growth and sustain profitability, we will have to attract and retain customers on cost-effective terms.

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

Existing or future government regulation could harm our ecommerce business.

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

Decreases in discretionary consumer spending may have an adverse effect on our ecommerce business.

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

Risks Related to Our Partner Companies

The success of our Partner Companies depends on the development of the Bitcoin Nework, which is uncertain.

All of our Partner Companies rely on the Bitcoin Network for the success of their businesses.  The development of the digital currency ecosystem is in its early stages.  If widespread commercial use of the Bitcoin Network does not develop, or if the Bitcoin Network does not effectively develop, our Partner Companies may not succeed.  Our long-term success depends on widespread market-acceptance of the Bitcoin Network.

Our Partner Companies may fail if their competitors provide superior bitcoin-related offerings or continue to have greater resources than our Partner Companies have.

Competition for digital currency services is intense.  As the market for bitcoin related services grows, we expect that competition will intensify.  Many of our Partner Companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our Partner Companies.  This may place our Partner Companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

Some of our Partner Companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

Our Partner Companies are inventing new ways of doing business.  In support of this innovation, they will develop proprietary techniques, trademarks, processes and software.  Although we expect reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies, create risk that their efforts will prove inadequate.

Any claims against our Partner Companies’ proprietary rights, with or without merit, could subject our Partner Companies to costly litigation and the diversion of their technical and management personnel.  If our Partner Companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our Partner Companies will increase and their profits, if any, will decrease.

Our Partner Companies may be subject to legal liability.

Some of our Partner Companies may be subject to legal claims.  Claims could involve matters such as defamation, invasion of privacy, copyright infringement etc.  Any of our Partner Companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage.  If our Partner Companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our Partner Companies will increase and their profits, if any, will decrease.

Our Partner Companies’ computer and communications systems may fail, which may adversely affect their businesses.

Some of our Partner Companies’ businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems.  Any system interruptions that cause our Partner Companies’ infrastructure to be unavailable may reduce the attractiveness of our Partner Companies’ their customers.  Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

Our Partner Companies’ businesses may be disrupted if they are unable to upgrade their systems to meet increased demand.

Capacity limits on some of our Partner Companies’ technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems or services to meet customer demand.  If our Partner Companies are unable to appropriately upgrade their systems and network hardware, software and systems, the operations and processes of our Partner Companies may be disrupted.

Our Partner Companies may not be able to attract a loyal customer base.

Our Partner Companies success may depend upon their ability to deliver compelling solutions and services to their customers.  If our Partner Companies are unable attract a loyal user base, the revenues and profitability of our Partner Companies could be impaired.

Some of our Partner Companies are development stage companies and may not generate positive cash flow.

Our Partner Companies may have limited capital resources and cash flows as they are in the development stage.  Limited cash flows may adversely affect a partner company’s abilities to expand its operations and satisfy its liabilities.

Rapid technological changes may prevent our Partner Companies from remaining current with their technical resources and maintaining competitive product and service offerings.

The markets in which our Partner Companies operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards.  Significant technological changes could render their existing products and services obsolete.  If our Partner Companies are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results may be adversely affected.  To be successful, our Partner Companies must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers.  Our Partner Companies will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

ITEM 2. PROPERTIES.

The location and general description of our properties are as follows:

Corporate Office Space

Our corporate headquarters are located at 1901 North Fort Myer Drive, Suite #1105 Arlington, VA 22209; this space is currently being sub-let and has been paid for in full through May 31, 2015.  At the end of the sub-lease we plan to either renew directly with the building owner or evaluate other potential locations.

Transaction Verification Services Facility

Our transaction verification services business is located in North Carolina where we lease space in an 83,000 square foot former hosiery manufacturing plant which we have re-purposed for our transaction verification servers.  The lease expires in 2017 and we have the option to cancel the lease at any time.  Additionally we have the option to purchase the property for $775,000 less the security deposit and all lease payments.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	High	Low
Fiscal 2014
First Quarter	$4.57	$0.01
Second Quarter	0.37	0.10
Third Quarter	0.17	0.07
Fourth Quarter	0.10	0.08

Fiscal 2013
First Quarter	$0.06	$0.01
Second Quarter	0.03	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

HOLDERS

As of April 6, 2015, there were 68 holders of record of our common stock.  Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On January 30, 2014, the Board of Directors approved the adoption of a 2014 Plan.  The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Up to 15,503,680 shares of common stock are issuable pursuant to awards under the 2014 Plan.  Unless earlier terminated by the Board, the 2014 Plan shall terminate at the close of business on January 30, 2024.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column )
Equity compensation plans approved by security holders	12,450,000	$0.10	3,053,680
Equity compensation plans not approved by security holders	-	-	-
Total	12,450,000	$0.10	3,053,680

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2014 are summarized below:

In 2014, we issued 40,000,000 shares of common stock upon conversion of an aggregate of 400,000 shares of Series B Convertible Preferred Stock.

In 2014, we issued 1,550,000 shares of common stock upon conversion of an aggregate of 1,550,000 shares of Series C Convertible Preferred Stock.

In 2014, we issued 100,000 shares of common stock upon the exchange of an aggregate of 1,000,000 warrants to purchase common stock.

The foregoing issuance of shares of common stock of our Company was in reliance on the exemption from registration afforded by Sections 3(a)(9) and 4(a)(2) of  the Securities Act of 1933, as amended and/or Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors.” and elsewhere in this report.

OVERVIEW

For this information please see Part 1, Item 1 “Business.”

RECENT DEVELOPMENT

In September 2014 the Company released certain members of our management team from the lock-up agreements dated February 5, 2014 (the “2014 Lock-Up Agreements”).

On October 10, 2014, the Company entered into lockup agreements (the “ Lockup Agreements”) with certain of its officers, directors and large shareholders (collectively, the “ Lockup Parties”) pursuant to which the Lockup Parties agreed to refrain from selling or transferring an aggregate of 71,254,575 shares of the Company’ s common stock they own until February 5, 2017.  After giving effect to the October 21, 2014 redemption as described below 58,504,575 of the Company’ s common stock owned by the Lockup Parties remains subject to the Lockup Agreements.

On October 17, 2014, we formed a Strategic Advisory Board (the “SAB”) whose purpose is to assist and provide advice to our Board of Directors and management regarding our corporate strategic plan and matters of particular strategic importance to us.  In connection with the formation of the SAB, we entered into Strategic Advisory Board Agreements with the initial ten members of its SAB, which nine of such agreements call for compensation to be paid in shares of our restricted common stock, (the “Equity SAB Agreement”).  Pursuant to the terms of the Equity SAB Agreement, the members shall serve on the SAB until March 31, 2015 and shall receive a monthly fee of $1,000 (the “Monthly Fee”).  Members that executed Equity SAB Agreements shall receive the Monthly Fee in shares of common stock calculated by dividing the Monthly Fee by the greater of (i) the volume weighted average stock price for the month and (ii) $0.10.  All the shares of Common Stock to be issued pursuant to the Equity SAB Agreements shall be issued in a certificate to the Members within 15 days from the earlier of (i) the expiration date, and (ii) the termination date of the Equity SAB Agreement.  As of the date of this annual report the common stock has not been issued pursuant to the Equity SAB Agreements.

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

On January 19, 2015, Michal Handerhan, the Company’s Chief Operating Officer and Timothy Sidie, the Company’s co-founder and lead developer loaned the Company $20,000 and $45,000 respectively pursuant to Promissory Notes (the “Notes”).  The Notes bears interest rate of 2% per annum and mature on December 31, 2015.  The Notes may be prepaid, at the option of the Company, without premium or penalty, in whole or in part at any time or from time to time prior to the maturity.

On January 19, 2015, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Coin Outlet, Inc. (“Coin Outlet”) pursuant to which the Company purchased a convertible promissory note in the principal amount of $100,000 (the “Coin Outlet Note”).  The Coin Outlet Note accrues interest at 4% per annum and matures on January 31, 2016.  The Coin Outlet Note will convert, on or before the maturity date, upon the occurrence of Coin Outlet’s next equity financing (or series of financings) in which Coin Outlet receives gross proceeds of at least $1 million (the “Trigger Financing”).

Upon the occurrence of a Trigger Financing, all outstanding principal on the Coin Outlet Note (and, at the Coin Outlet’s option, accrued but unpaid interest thereon), will convert into such Coin Outlet securities sold in the Trigger Financing at a price per share equal to 80% of the per share price of the securities sold in the Trigger Financing (the “Note Conversion Price”).  In the event the Note Conversion Price exceeds the quotient of (x) $6 million divided by (y) Coin Outlet’s fully diluted capitalization (as calculated in the Coin Outlet Note) (such quotient, the “Fully Diluted Value”), then the Note Conversion Price shall equal the per share price of the securities sold in the Trigger Financing and Coin Outlet shall issue such additional number of shares of Coin Outlet to the Company such that the average purchase price per share of Coin Outlet common stock (including shares of Coin Outlet common stock issuable upon conversion of the Coin Outlet Note into the Trigger Financing) is equal to the Fully Diluted Value.

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 4,330,000 Units (each a “Unit”) in a private placement (the “Private Placement”) of its securities to certain investors (the “Investors”) at a purchase price of $0.10 per Unit pursuant to subscription agreement (the “Subscription Agreements”) for an aggregate purchase price of $433,000.  Each Unit in the Private Placement consists of (i) one share of common stock, par value $0.001 per share (the “Common Stock”) and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share.  The Units are subject to a “Most Favored Nations” provision and the Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions.  Additionally, the shares of Common Stock issued as part of the Unit and issuable upon exercise of the Warrants are subject to demand and piggy back registration rights.  The Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the Warrants.  The Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day.

Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer each purchased 50,000 Units in the Private Placement.

On January 23, 2015, BTCS Digital Manufacturing, a wholly owned subsidiary of the Company, purchased one hundred Spondoolies S35 digital currency mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $218,500 (the “Purchase Price”) pursuant to a purchase order agreement (the “Purchase Agreement”).  $25,000 of the total Purchase Price was paid in the form of 250,000 shares of the Company’s common Stock.

On January 26, 2015, the Company entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with Charles Kiser, its Executive Vice President pursuant to which Mr. Kiser agreed to return an aggregate of 250,000 shares of the Company’s Common Stock, held by him to the Company for cancellation in consideration for an aggregate payment of $2,500.

On February 18, 2015, the Company issued of 326,923 and 71,900 shares of Common Stock at a per share price of $0.26, to Sichenzia Ross Friedman Ference LLP (“SRFF”) and Alliance Funds LLC (“AF”), respectively. The shares were issued pursuant to conversion agreements (the “Conversion Agreements”) for an aggregate conversion amount of $103,694 (the “Conversion Amount”).  The Conversion Amount was in consideration for settling outstanding legal and investor relation fee balances of $85,000 and $18,694 owed to SRFF and Capital Markets Group an affiliate of AF, respectively.  The Common Stock is subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.26 per share, subject to certain customary exceptions.  Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On February 20, 2015, BTCS Digital Manufacturing, a wholly owned subsidiary of the Company, purchased from a seller (the “Seller”) used digital currency mining servers comprised primarily of Spondoolies hardware for $14,480 (the “Purchase Price”) pursuant to a purchase agreement (the “Purchase Agreement”).  The Purchase Price was paid in the form of 55,693 shares of the Company’s restricted Common Stock at a per share price of $0.26.  Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On March 5, 2015, the Company issued of 153,846 shares of Common Stock at a per share price of $0.26, to Chord Advisors, LLC (“Chord”).  The shares were issued pursuant to a conversion agreement (the “Conversion Agreement”) for an aggregate conversion amount of $40,000 (the “Conversion Amount”).  The Conversion Amount was in consideration for settling a balance of $30,000 and for the prepayment of $10,000 for advisory services for March 2015 and April 2015.  The Common Stock is subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.26 per share, subject to certain customary exceptions.  Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet from Eric Grill, Coin Outlet's CEO, for 701,966 shares of the Company's common stock.  The Company now owns approximately 4.2% of Coin Outlet's equity and has the ability to own up to 11% upon exercise of its previously issued option and warrant.  Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM JULY 28, 2013 (INCEPTION) THROUGH DECEMBER 31, 2013

	For the Year Ended December 31, 2014	For the Period from July 28, 2013 (Inception) through December 31, 2013
Revenues
E-commerce	$20,405	$29,328
Transaction verification serivces	17,809	-
Total revenues	38,214	29,328
Cost of goods sold	(6,746)	-
Gross profit	31,468	29,328

Operating expenses:
Marketing	94,820	8,206
General and administrative	14,220,905	2,089
Change in fair value of digital currencies	132,916	1,908
Impairment loss	544,800	-
Total operating expenses	14,993,441	12,203

Net (loss) income from operations	(14,961,973)	17,125

Other income:
Fair value adjustments for warrant liabilities	204,957	-
Total other income	204,957	-

Net (loss) income	$(14,757,016)	$17,125

Revenues

Revenues for the year ended December 31, 2014 were $38,214 as compared to $29,328 for the period from July 28, 2013 (inception) through December 31, 2013, an increase of $8,886 or 30%.  The increase in our revenues is result of fees earned from our transaction verification service business.  Revenues represent net fees earned from the processing of customer transactions through our ecommerce website and from our transaction verification service fees.  We entered the transaction verification service business in the fourth quarter of 2014 and revenue from this business was $17,809 and accounted for 47% of our revenue in 2014.  Cost of goods sold consists of electric cost of $5,567 and miner commission of $1,178.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $14,933,441 as compared to $12,203 for the period from July 28, 2013 (inception) through December 31, 2013, an increase of $14,921,238.  The increase is primarily due to the grant of non-cash stock based compensation.  General and administrative expenses for the year ended December 31, 2014 primarily consisted of compensation and benefits of $239,248, accounting and legal fees of $361,428, impairment loss on website development of $144,796, impairment loss on investment of $400,004 and stock based compensation of $13,126,445 related to the grant of 6,201,472 stock options to management on February 5, 2014 and 12,450,000 stock options on November 7, 2014.

Other Income

During the year ended December 31, 2014, we recognized a gain on derivative liabilities of $204,957, due to the change in fair value of warrants sold in the Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the Private Placement in the event the Company issues common stock.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.  The fair value of the warrants has been estimated using a Monte Carlo simulation.  In June 2014, the holders of the warrants and we agreed to waive the Most Favored Nations Provision.  As a result of this waiver we reclassified $22,282 from derivative liabilities on warrants to additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had current assets of $68,097 and current liabilities of $266,120, rendering a working capital deficiency of $198,023. At December 31, 2013, we had current assets of $32,011 and current liabilities of $10,866.

Our cash balance at December 31, 2014 was $5,403, as compared to $9,052 at December 31, 2013 and our digital currency balance at December 31, 2014 was 16,040, as compared to $22,959 at December 31, 2013. Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue.  Our sources of cash during the twelve months ended December 31, 2014 have primarily come from the $1,813,000 Private Placement financing received during the Reverse Merger.  Our future operating results may be affected by a number of factors including the success of our transaction verification services business, our ecommerce platform, and our continued ability to manage our controllable operating costs effectively.

Operating activities used $1,061,303 in cash for the year ended December 31, 2014.  The sources of cash from operating activities were comprised primarily of $1,131,129 of net non-cash charges and a $246,740 increase in accounts payable, an $46,654 increase in prepaid expenses, and $125,997 increase in digital currencies.

Our investing activities used $765,642 in cash for the year ended December 31, 2014 and included the following:

●	on March 20, 2014, we invested $150,000 into Series A preferred units of GoCoin. Subsequently, due to the steady decline in the price of bitcoins, we recorded a full impairment on this asset;
●	on May 9, 2014, we invested $50,000 into Series Seed preferred units of Gem. Subsequently, due to the steady decline in the price of bitcoins, we recorded a full impairment on this asset;
●	on July 10, 2014, we invested $150,000 into a convertible promissory note of Expresscoin. Subsequently, due to the steady decline in the price of bitcoins, we recorded a full impairment on this asset;
●
on October 2, 2014, we invested $50,004 into units consisting of common stock and warrants of Coin Outlet. Subsequently, due to the steady decline in the price of bitcoins, we recorded a full impairment on this asset;

●	for the year ended December 31, 2014, we invested $15,468 into Websites; and
●	for the year ended December 31, 2014, we purchased servers and other fixed assets for $345,355 for our transaction verification services business.

Our financing activities provided cash of $1,823,296 for the year ended December 31, 2014.  On February 6, 2014, we sold an aggregate of 3,750,000 Units in the Private Placement at a purchase price of $0.50 per Unit.  Net proceeds amounted to $1,813,000.  On October 21, 2014, we paid total $2,491 to repurchase 12,750,000 shares common stock.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GOING CONCERN AND MANAGEMENT PLANS

The audited consolidated financial statements for the year ended December 31, 2014, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business.  We have generated $38,214 in revenues during the year ended December 31, 2014 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future.  Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations.  As of December 31, 2014, we have accumulated losses of $14,739,891 since inception.  As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We plan to further establish and expand a low cost transaction verification services business (bitcoin mining) and believe this will provide revenue growth and synergies with the Company’s platform development efforts.  During January 2015, we entered into a two year lease for an 83,000 square foot facility.  Additionally the Company has the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments.  With minimal improvements, the new facility is anticipated to handle over 10 megawatts (mw) of power and can potentially house up to 40,000 TH/s of mining servers.  Transaction verification entails running ASIC (application-specific integrated circuit) servers which solve a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions.  When we are successful in adding a block to the Blockchain, we are awarded a fixed number of bitcoins for our effort.  Over time it is anticipated that the rewarded value of adding a block to the Blockchain will decrease, and we expect to charge transaction fees to verify transactions.  Given the size and low cost of our facility and electricity, we are also evaluating offering hosted mining services as well as traditional data center services.

In addition to driving growth, our transaction verification services business will generate bitcoins which can be used in its planned universal platform.  We are also developing a plan for a bitcoin-based closed-loop loyalty program for our ecommerce marketplace.  We plan to launch the program after completion of its credit card integration initiative.  Lastly, to the extent we expand into additional money service businesses in the future, having a steady supply of bitcoins could provide us a liquidity pool to support those efforts.

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue.  While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,
●	seeking additional funds raised through the sale of additional securities in the future, and
●	increasing revenue from its transaction verification services efforts.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of Presentation Financial Statements

We maintain our books of account and prepare its statutory financial statements in accordance with accounting principles in the United States of America. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable.  Revenue is reduced for customer returns, rebates, and other similar allowances.  Revenue for our transaction verification services business is recognized when the bitcoins are received in our digital wallet and are booked at the prevailing market price on the day of receipt as reported by Coinbase.

Property, plant and equipment

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

The ranges of estimated useful lives are as follows:

●	Machinery and equipment 2-6 years

●	Motor vehicles 4 years

●	Transaction verification servers (i.e. bitcoin mining hardware) 2 years

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2014. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b)	Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2014 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, of Bitcoin Shop, Inc. and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”).  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Based on management's evaluation as of December 31, 2014, our management identified the material weaknesses set forth below in our internal control over financial reporting:

The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include:

●	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel;
●	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected; and
●	difficulty applying complex accounting principles.

Our management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

This Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Charles W. Allen	39	February 5, 2014	Chief Executive Officer, Chief Financial Officer and Chairman
Michal Handerhan	38	February 5, 2014	Chief Operating Officer, Director and Secretary

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

Charles W. Allen, age 39, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as or Chairman of the Board since September 11, 2014.  Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances.  Mr. Allen is also on the advisory board of GoCoin LLC a leading digital currency payment processor.  Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions.  From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK's capital markets efforts.  In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of its board from inception through September 7, 2014.  RKEIC is an investment company established to co-invest in mining projects with JDS Energy and Mining Inc.  Current RKEIC investments include Craigmont Industries Ltd. a coal washing magnetite and iron ore producer.  Mr. Allen founded Allen Consulting LLC in January, 2010 and currently serves as its president.  Allen Consulting LLC provides financial and strategic consulting services to financial advisory firms, investment banks and corporate clients.  In January, 2012 Mr. Allen co-founded ZA Investments LLC (“ZA”) and played an integral part in the evaluation of their investment opportunities and oversaw its investment in ADI Logistics, Corp.  From January, 2012 through April, 2013 Mr. Allen served as board member of ADI Logistics, Corp. (“ADI”) a third party logistics company and advised, governed, and oversaw policy and direction, including expansion into west coast operations, as well as providing financial oversight.  ZA was dissolved in December, 2013 following the successful exit from its investment in ADI.  From March, 2010 through June, 2012 Mr. Allen was the chief financial officer, secretary and a director of Pantheon China Acquisition Corp. II (“PCACII”) and Pantheon China Acquisition Corp. III (“PCACIII”).  PCACII and PCACIII were public special purpose acquisition vehicles created by Mr. Allen and affiliates of Pantheon China Acquisition LTD to provide a means for small and medium size companies to access the U.S. capital markets.  Pantheon China Acquisition LTD is a financial advisor and investment bank focused on the unique needs of foreign small to medium enterprises.  From October, 2009 through May, 2012 Mr. Allen was a Managing Director at TriPoint Global Equities, LLC (“TriPoint”), a boutique investment bank focused on helping small cap companies access the capital markets.  Prior to joining TriPoint, Mr. Allen was a Managing Director at Broadband Capital Management LLC (“Broadband”), where he also advised small and mid-cap companies concerning capital markets transactions.  Mr. Allen worked at Broadband from March, 2006 to October, 2009.  In 2005, Mr. Allen worked as an Associate for the Akul Group, an equity hedge fund and provided fundamental research coverage, investment strategies and risk management analysis.  Mr. Allen began his career as a field engineer for Emcore Corporation, where he assisted customers in connection with their compound semiconductor manufacturing capabilities, and as a senior manufacturing engineer for Agility Communications, where he focused on the manufacture and development of tunable lasers for fiber optic communications.  Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

Michal Handerhan, age 38, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014.  Mr. Handerhand served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop.  Mr. Handerhand supports both our business and development strategy across the management team.  From February, 2011 through February, 2014 Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”).  From October, 2005 until February, 2014 Mr. Handerhand was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions.  From March, 2002 through October, 2006 Mr. Handerhan served as a team leader for NASA in their Peer Review Services group.  Prior to working at NASA’s Peer Review Services group Mr. Handerhand served as the web developer for Folio Investments.  Mr. Handerhan received a B.S. in Computer Science from Czech Technical University.  The Board concludes that Mr. Handerhan’s extensive experiences in IT qualify him to serve on the Board.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on growing our business and obtaining financing for our Company.  We expect to adopt a code as we further develop our business.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during the fiscal year ended December 31, 2014, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2014 and for the period from July 28, 2013 (inception) through December 31, 2013 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles W. Allen CEO	2014	85,650	0	0	2,143,531	0	0	0	2,229,181
	2013	0	0	0	0	0	0	0	0
Michal Handerhan COO	2014	90,667	0	0	2,052,793	0	0	0	2,143,460
	2013	0	0	0	0	0	0	0	0
Ronald George Murphy(1)	2014	0	0	0	0	0	0	0	0
	2013	82,400	0	0	0	0	0	0	82,400
Andrew Stuart Brabin(2)	2014	0	0	0	0	0	0	0	0
	2013	82,400	0	0	0	0	0	0	82,400

(1)	Mr. Murphy resigned from all positions with our Company in May 2013.
(2)	Mr. Brabin resigned from all positions with our Company on February 5, 2014.

Employment Agreements with Executive Officers

Andrew Brabin

Mr. Brabin’s employment agreement provided for an annual base salary of $144,000.  In addition, Mr. Brabin is entitled to receive an annual bonus determined by the Board of Directors along with vacation days and reimbursement for all reasonable business expenses.  In the event that Mr. Brabin’s employment is terminated without cause (as defined in the agreement), change of control (as defined in the agreement), disability, or by the employee for good reason, then Mr. Brabin is entitled to an amount equal to his base salary as of his last day of employment for a period of 36 months from the date of termination.  In the event that Mr. Brabin’s employment is terminated for cause or other than for good reason, he is entitled to any base salary earned but not paid through the date of termination, plus any accrued vacation time, and any other monies owed to him by our Company.  Mr. Brabin resigned from all positions held by him with us on February 5, 2014.  In February 2014, Mr. Brabin waived the right to receive any fees owed to him relating to his position as a prior officer or director of our Company.

Ronald Murphy

Mr. Murphy’s employment agreement provided for an annual base salary of $144,000.  In addition, Mr. Murphy is entitled to receive an annual bonus determined by the Board of Directors along with vacation days and reimbursement for all reasonable business expenses.  In the event that Mr. Murphy’s employment is terminated without cause (as defined in the agreement), change of control (as defined in the agreement), disability, or by the employee for good reason, Mr. Murphy is entitled to an amount equal to his base salary as of his last day of employment for a period of 36 months from the date of termination.  In the event that Mr. Murphy’s employment is terminated for cause or other than for good reason, he is entitled to any base salary earned but not paid through the date of termination, plus any accrued vacation time, and any other monies owed to him by our Company.  Mr. Murphy resigned from all positions with us on May 10, 2013.  In February 2014, Mr. Murphy waived the right to receive any fees owed to him relating to his position as a prior officer or director of our Company.

Charles W. Allen.

On February 5, 2014, we entered into an employment agreement with Charles W. Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $150,000.  Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors.  Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive.  We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment.  In the event Mr. Allen’s employment is terminated without Cause or by Mr. Allen with Good Reason (as such term is defined in the Allen Employment Agreement), Mr. Allen shall be entitled to a scaled severance package, including scaled salary benefits, 12 months of benefits commensurate to senior executives, and pro-rated bonuses earned.  Additionally, pursuant to the terms of the Allen Employment Agreement, hawse have agreed to execute and deliver in favor of Mr. Allen an indemnification agreement and to maintain directors’ and officers’ insurance with terms and in the amounts commensurate with our senior executive.

In connection with his employment with us, we granted Mr. Allen a five-year stock option to purchase up to 1,550,368 shares of our common stock at an exercise price of $0.50 per share (the “Allen Options”), which options shall vest in twelve (12) equal monthly installments, beginning on the one (1) year anniversary of the date of issuance and every one (1) month anniversary thereafter, provided Mr. Allen remains continuously engaged as a director or officer of our Company through the applicable vesting date.  In the event that Mr. Allen is removed as a director, officer or employee by us at any time other than for “Cause” or resigns as a director, officer or employee for “Good Reason” the Allen Options shall immediately vest in full.

On November 7, 2014, the Company entered into an Option Cancellation and Release Agreement with Charles Allen pursuant to which Mr. Allen agreed to return to the Company for cancellation, options to purchase up to 1,550,368 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $0.50, held by him.

On November 7, 2014, the Company granted Mr. Allen an eight year non-qualified stock option under the Company’s 2014 Equity Incentive Plan (the “Plan”) to purchase up to an aggregate of 9,500,000 shares of the Company’s common stock with a per share exercise price of $0.10 (the “Allen Option”).  The Allen Option vests as follows:

●
3,500,000 shares of common stock shall vest if (i) EBITDA (as defined in the Allen Option), as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2015, is at least $500,000, and (ii) 2015 EBITDA Per Share (as defined in the Allen Option) is at least $0.003;

●
5,000,000 shares of common stock shall vest if (i) EBITDA, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2016, is at least $3,000,000 and (ii) 2016 EBITDA Per Share (as defined in the Allen Option) is at least $0.014 per share; and

●	1,000,000 shares of common stock shall vest upon the listing of the Company’s common stock on a national securities exchange on or prior to December 31, 2016.

Michal Handerhan

On February 5, 2014, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Chairman for a period of two (2) years, subject to renewal, in consideration for an annual salary of $160,000.  Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors.  Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive.  We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment.  In the event Mr. Handerhan’s employment is terminated without Cause or by Mr. Handerhan with Good Reason (as such term is defined in the Handerhan Employment Agreement), Mr. Handerhan shall be entitled to a scaled severance package, including scaled salary benefits, 12 months of benefits commensurate to senior executives, and pro-rated bonuses earned.  Additionally, pursuant to the terms of the Handerhan Employment Agreement, we have agreed to execute and deliver in favor of Mr. Handerhan an indemnification agreement and to maintain directors’ and officers’ insurance with terms and in the amounts commensurate with our senior executive.

In connection with his employment with us, we granted Mr. Handerhan a five-year stock option to purchase up to 1,550,368 shares of our common stock at an exercise price of $0.50 per share (the “Handerhan Options”), which options shall vest in twelve (12) equal monthly installments, beginning on the one (1) year anniversary of the date of issuance and every one (1) month anniversary thereafter, provided Mr. Handerhan remains continuously engaged as our director or officer through the applicable vesting date.  In the event that Mr. Handerhan is removed as a director, officer or employee by us at any time other than for “Cause” or resigns as a director, officer or employee for “Good Reason” the Handerhan Options shall immediately vest in full.

On November 7, 2014, the Company entered into an Option Cancellation and Release Agreement with Michal Handerhan pursuant to which Mr. Handerhan agreed to return to the Company for cancellation, options to purchase up to 1,550,368 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $0.50, held by him.

On November 7, 2014, the Company granted Michal Handerhan an eight year non-qualified stock option under the Plan to purchase up to an aggregate of 2,950,000 shares of the Company’s common stock with a per share exercise price of $0.10 (the “Handerhan Option”).  The Handerhan Option shall vest as follows:

●
250,000 shares of common stock shall vest if (i) EBITDA (as defined in the Handerhan Option), as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2015, is at least $500,000 and (ii) 2015 EBITDA Per Share (as defined in the Handerhan Option) is at least $0.003;

●
350,000 shares of common stock shall vest if (i) EBITDA, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending 2016, is at least $3,000,000 and (ii) 2016 EBITDA Per Share (as defined in the Handerhan Option) is at least $0.014 per share;

●
1,500,000 shares of common stock shall vest if the revenue of the Company’s wholly owned subsidiary Bitcoinshop.us LLC for fiscal year ending 2016 as reported in the Company’s Annual Report on Form 10-K for the fiscal year ending, 2016 is at least $1,000,000; and

●	850,000 shares of common stock shall vest upon the successful completion of various milestones on or prior to December 31, 2015, as described in the Handerhan Option.

Tim Sidie

On February 5, 2014, we entered into an employment agreement with Timothy Sidie (the “Sidie Employment Agreement”), whereby Mr. Sidie agreed to serve as our Chief Technology Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $140,000.  Additionally, under the terms of the Sidie Employment Agreement, Mr. Sidie shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors.  Mr. Sidie shall be entitled to participate in all benefits plans we provide to our senior executive.  We shall reimburse Mr. Sidie for all reasonable expenses incurred in the course of his employment.  In the event Mr. Sidie’s employment is terminated without Cause or by Mr. Sidie with Good Reason (as such term is defined in the Sidie Employment Agreement), Mr. Sidie shall be entitled to a scaled severance package, including scaled salary benefits, 12 months of benefits commensurate to senior executives, and pro-rated bonuses earned.  Additionally, pursuant to the terms of the Sidie Employment Agreement, we have agreed to execute and deliver in favor of Mr. Sidie an indemnification agreement and to maintain directors’ and officers’ insurance with terms and in the amounts commensurate with our senior executive.

In connection with his employment with us, we granted Mr. Sidie a five-year non-qualified stock option to purchase up to 1,550,368 shares of our common stock at an exercise price of $0.50 per share (the “Sidie Options”), which options shall vest in twelve (12) equal monthly installments, beginning on the one (1) year anniversary of the date of issuance and every one (1) month anniversary thereafter, provided Mr. Sidie remains continuously engaged as a director or officer of our Company through the applicable vesting date.  In the event that Mr. Sidie is removed as a director, officer or employee by us at any time other than for “Cause” or resigns as a director, officer or employee for “Good Reason” the Sidie Options shall immediately vest in full.

On November 7, 2014, the Company entered into an Option Cancellation and Release Agreement with Tim Sidie pursuant to which Mr. Sidie agreed to return to the Company for cancellation, options to purchase up to 1,550,368 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $0.50, held by him.

Charles Kiser

On February 5, 2014, we entered into an employment agreement with Charles A. Kiser (the “Kiser Employment Agreement”), whereby Mr. Kiser agreed to serve as our Chief Marketing Officer for a period of one (1) year, subject to renewal, in consideration for an annual salary of $135,000.  Additionally, under the terms of the Kiser Employment Agreement, Mr. Kiser shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors.  Mr. Kiser shall be entitled to participate in all benefits plans we provide to our senior executive.  We shall reimburse Mr. Kiser for all reasonable expenses incurred in the course of his employment.  In the event Mr. Kiser’s employment is terminated without Cause or by Mr. Kiser with Good Reason (as such term is defined in the Kiser Employment Agreement), Mr. Kiser shall be entitled to a scaled severance package, including scaled salary benefits, 12 months of benefits commensurate to senior executives, and pro-rated bonuses earned.  Additionally, pursuant to the terms of the Kiser Employment Agreement, we have agreed to execute and deliver in favor of Mr. Kiser an indemnification agreement and to maintain directors’ and officers’ insurance with terms and in the amounts commensurate with our senior executive.

In connection with his employment with us, we granted Mr. Kiser a five-year non-qualified stock option to purchase up to 1,550,368 shares of our common stock at an exercise price of $0.50 per share (the “Kiser Options”), which options shall vest in twelve (12) equal monthly installments, beginning on the one (1) year anniversary of the date of issuance and every one (1) month anniversary thereafter, provided Mr. Kiser remains continuously engaged as a director or officer of our Company through the applicable vesting date.  In the event that Mr. Kiser is removed as a director, officer or employee by us at any time other than for “Cause” or resigns as a director, officer or employee for “Good Reason” the Kiser Options shall immediately vest in full.

On November 7, 2014, the Company entered into an Option Cancellation and Release Agreement with Charles Kiser pursuant to which Mr. Kiser agreed to return to the Company for cancellation, options to purchase up to 1,550,368 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $0.50, held by him.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Charles Allen	-	9,500,000	9,500,000	0.10	December 31, 2022	-	-	-	-
Michal Handerhan	-	2,950,000	2,950,000	0.10	December 31, 2022	-	-	-	-

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brabin	82,400	0	0	0	0	0	82,400	*
Ronald Murphy	82,400	0	0	0	0	0	82,400	*

* Represents fees earned but unpaid.  We were released of our obligation to pay any accrued but unpaid director fees to Mr. Brabin and Mr. Murphy on February 5, 2014.

NARRATIVE DISCLOSURE TO THE DIRECTOR COMPENSATION TABLE

Due to financial constraints typical of those faced by a company in this stage of its growth, the Company has not paid the officers in full for 2014.  All of our officers and directors including former officers and directors agreed to waive their salaries in their entirety for the period beginning in September 2014 and ending on February 28, 2015.  When the Company is in a position to provide compensation to our officers and directs it will do so, provided, further that there will be no make up for compensation that has been previously waived.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 6, 2015 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares.

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership (1)		Percent of class (1)
Common stock	Charles W. Allen	42,708,279	(3)	3.42%
Common stock	Michal Handerhan	29,291,807	(4)	2.35%
Common stock	All officers and directors as a group (two persons)	72,000,086	(5)	5.77%

*Represents less than 1%.

(1)
Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of April 6, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 6, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  As of April 6, 2015, there were 148,277,563 shares of our common stock issued and outstanding.

(2)	The address of these persons, unless otherwise noted, is C/O Bitcoin Shop, Inc., 1901 North Fort Myer Drive, Suite #1105, Arlington, VA 22209.

(3)	Includes 42,583,279 shares of common stock, and 125,000 shares of common stock underlying warrants.

(4)	Includes 29,166,807 shares of common stock, and 125,000 shares of common stock underlying warrants.

(5)	Includes 71,750,086 shares of common stock, and 250,000 shares of common stock underlying warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

We do not have a formal written policy for the review and approval of transactions with related parties.  Our Board of Directors is responsible for reviewing and approving or ratifying related-persons transactions.

Related Person Transactions

On December 18, 2014, Charles Allen, our Chief Executive Officer contributed $7,990 of brand new digital currency mining hardware at cost in exchange for a promissory note.  The Allen Note bears interest at a rate of two percent per year and is due on December 31, 2015.  The Allen Note may be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to the Allen Note maturity.

Repurchases of Equity Securities

On October 21, 2014, we entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, Charles Kiser, its former Chief Marketing Officer and current Executive Vice President of business development and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Company Officers”) pursuant to which the Company Officers agreed to return an aggregate of 12,750,000 shares of our common stock, par value $0.001 per share, held by them for cancellation in consideration for an aggregate payment of $2,490.72.

Related Person Transactions with Previous Management

In February 2014, Mr. Brabin and Mr. Murphy each waived the right to receive any fees owed to him relating to his position as our officer or director at the time.  In 2013, related party transactions were with Kamron Inc which is Ronald Murphy’s USA Tax entity and ASB Trading, which is Andrew Brabin’s UK Tax entity – both were used for payroll.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCQB quotation system, which does not have director independence requirements.  Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither of our directors would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2014, we engaged Marcum LLP as our independent auditor.  For the year ended December 31, 2014, we incurred fees as discussed below:

December 31, 2014
Audit fees	$113,534
Tax fees	$-
All other fees	$-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and reviews, of the quarterly financial statements.

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
3.3
Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 30, 2014 regarding change in name. (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)

3.4
Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 31, 2014 regarding authorized capital. (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)

3.5
Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on February 3, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)

3.6
Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)

3.7
Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series B Convertible Preferred Stock (Incorporated by Reference to the Current Report on Form 8-K filed on August 11, 2014)

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

10.11	Share Exchange Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.12	Employment Agreement between the Company and Charles Allen dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.13	Employment Agreement between the Company and Michal Handerhan dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.14	Employment Agreement between the Company and Tim Sidie dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.15	Employment Agreement between the Company and Charles Kiser dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.16	Form of Indemnification Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.17	Form of Founder Lockup Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.18	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.19	Form of Warrant Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.20	Asset Purchase and Debt Assumption Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.21	Agreement and Release between the Company and Andrew Brabin Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.22	Agreement and Release between the Company and Ronald Murphy Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.23	Form of Convertible Note Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on July 14, 2014)
10.23	Form of Note (Incorporated by Reference to the Current Report on Form 8-K filed on July 14, 2014)
10.23	Side Letter (Incorporated by Reference to the Current Report on Form 8-K filed on July 14, 2014)
10.24
Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Timothy Sidie dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)

10.25
Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Charles Allen dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)

10.26
Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Michal Handerhan dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)

10.27
Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Charles Kiser dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)

10.28	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.29	Form of Lock-Up Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.30	Form of Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.31	Form of Option Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.32	Form of Share Exchange Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.33	Form of Lock-Up Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 14, 2014)
10.34	Charter of Strategic Advisory Board (Incorporated by Reference to the Current Report on Form 8-K filed on October 20, 2014)
10.35	Form of Equity Strategic Advisory Board Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 20, 2014)
10.36	Form of Cash Strategic Advisory Board Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 20, 2014)
10.37	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Charles Allen (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.38	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Charles Kiser (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.39	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Michal Handerhan (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.40	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Timothy Sidie (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.41	Option Agreement between Bitcoin Shop, Inc. and Charles Allen (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.42	Option Agreement between Bitcoin Shop, Inc. and Michal Handerhan (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.43	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.44	Form of Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.45	Form of Promissory Note (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.46	Convertible Note Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.47	Form of Coin Outlet Note (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.48	Amendment to Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.49	Form of Allen Note (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.50	Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 28, 2015)
10.51	Redemption Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 28, 2015)
10.52	Lease for North Caroline Facility dated January 28, 2015 *
21.1	List of subsidiaries*
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2015.

BITCOIN SHOP, INC.

Date: April 15, 2015	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Bitcoin Shop, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman	April 15, 2015
Charles W. Allen

/s/ Michal Handerhan	Chief Operating Officer, Director and Secretary	April 15, 2015
Michal Handerhan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Bitcoin Shop, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bitcoin Shop, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of  operations, stockholders’ equity and cash flows for the year ended December 31, 2014 and for the period from July 28, 2013 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bitcoin Shop, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014 and for the period from July 28, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum LLP
Marcum llp
New York, NY
April 15, 2015

Bitcoin Shop Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets:
Current assets:
Cash	$5,403	$9,052
Digital currencies	16,040	22,959
Prepaid expense and other current assets	46,654	-
Total current assets	68,097	32,011

Other assets:
Property and equipment, net	190,190	3,556
Websites	10,700	-
Deposits	4,815	-
Total other assets	205,705	3,556

Total Assets	$273,802	$35,567

Liabilities and Stockholders' Equity:
Accounts payable and accrued expense	$258,130	$6,603
Customer deposits	-	4,263
Short term loan from related party	7,990	-
Total current liabilities	266,120	10,866

Stockholders' equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series C Convertible Preferred: 2,200,000 and 0 shares issued and outstanding, respectively Liquidation preference $0.001 per share	2,200	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 153,186,804 and 100,773,923 shares issued and outstanding, respectively	153,187	100,774
Treasury stock, at cost, 12,750,000 shares at December 31, 2014	(2,491)	-
Additional paid in capital	14,594,677	(93,198)
(Accumulated deficit)/Retained earnings	(14,739,891)	17,125
Total stockholders' equity	7,682	24,701

Total Liabilities and Stockholders' Equity	$273,802	$35,567

The accompanying notes are an integral part of these consolidated financial statements.

Bitcoin Shop Inc.
Consolidated Statement of Operations

	For the Year Ended December 31, 2014	For the Period from July 28, 2013 (Inception) through December 31, 2013
Revenues
E-commerce	$20,405	$29,328
Transaction verification serivces	17,809	-
Total revenues	38,214	29,328
Cost of goods sold	(6,746)	-
Gross profit	31,468	29,328

Operating expenses:
Marketing	94,820	8,206
General and administrative	14,220,905	2,089
Change in fair value of digital currencies	132,916	1,908
Impairment loss	544,800	-
Total operating expenses	14,993,441	12,203

Net (loss) income from operations	(14,961,973)	17,125

Other income:
Fair value adjustments for warrant liabilities	204,957	-
Total other income	204,957	-

Net (loss) income	$(14,757,016)	$17,125

Net loss per share, basic and diluted	$(0.11)	$0.00

Weighted average number of shares outstanding
Basic and diluted	136,068,793	100,773,923

The accompanying notes are an integral part of these consolidated financial statements.

Bitcoin Shop Inc.
Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2014	For the Period from July 28, 2013 (Inception) through December 31, 2013
Net Cash flows used from operating activities:
Net (loss) income	$(14,757,016)	$17,125
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	26,683	444
Stock based compensation	13,126,445	-
Change in fair value of digital currencies	132,916	(1,908)
Fair value adjustments for warrant liabilities	(204,957)	-
Impairment loss	544,800	-
Changes in operating assets and liabilities:
Digital currencies	(125,997)	(21,051)
Prepaid expense	(46,654)	-
Accounts payable	246,740	6,603
Customer deposits	(4,263)	4,263
Net cash (used in) provided by operating activities	(1,061,303)	5,476

Net cash used in investing activities:
Purchase of intangible assets	(15,468)	-
Purchase of property and equipment	(345,355)	(4,000)
Deposits	(4,815)	-
Investments at cost	(400,004)	-
Net cash used in investing activities	(765,642)	(4,000)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	8,000	7,576
Common stock repurchase	(2,491)	-
Net proceeds from issuance of Private Placement Units	1,813,000	-
Overdraft liability	4,787
Net cash provided by financing activities	1,823,296	7,576

Net (decrease) increase in cash	(3,649)	9,052
Cash, beginning of period	9,052	-
Cash, end of period	$5,403	$9,052

Supplemental disclosure of non-cash financing and investing activities:
Reclassification of derivative liability warrant to additional paid in capital	$22,282	$-
Short term loan from related party for purchase of equipment	$7,990	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bitcoin Shop Inc.
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 2014 and for the period from July 28, 2013 (Inception) through December 31, 2013
										Retained Earnings (Accumulated
									Additional Paid-in		Total Stockholders'
					Common Stock		Treasury Stock
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - July 28, 2013 (Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-
Capital contribution by member	-	-	-	-	100,773,923	100,774	-	-	(93,198)	-	7,576
Net income	-	-	-	-	-	-	-	-	-	17,125	17,125
Balance December 31, 2013	-	-	-	-	100,773,923	100,774	-	-	(93,198)	17,125	24,701
Net assets outstanding at time the reverse merger was completed	400,000	400	-	-	10,762,881	10,763	-	-	(11,163)	-	-
Capital contribution by member	-	-	-	-	-	-	-	-	8,000	-	8,000
Issuance of Series C - 3,750,000 Private Placement Units	-	-	3,750,000	3,750	-	-	-	-	1,871,250	-	1,875,000
Issuance cost - Private Placement Units									(62,000)		(62,000)
Warrant liability - 1,875,000 warrants issued in connection with Series C	-	-	-	-	-	-	-	-	(227,239)	-	(227,239)
Stock based compensation	-	-	-	-	-	-	-	-	13,126,445	-	13,126,445
Common stock repurchase	-	-	-	-	-	-	(12,750,000)	(2,491)	-	-	(2,491)
Reclassification of derivative liability warrant	-	-	-	-	-	-			22,282		22,282
Conversion of Serise C Convertible Preferred to common stock	-	-	(1,550,000)	(1,550)	1,550,000	1,550	-	-	-	-	-
Conversion of Series B Convertible Preferred to common stock	(400,000)	(400)	-	-	40,000,000	40,000	-	-	(39,600)	-	-
Exchange warrants for common stock	-	-	-	-	100,000	100	-	-	(100)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(14,757,016)	(14,757,016)
Balance December 31, 2014	-	$-	2,200,000	$2,200	153,186,804	$153,187	(12,750,000)	$(2,491)	$14,594,677	$(14,739,891)	$7,682

BITCOIN SHOP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM JULY 28, 2013 (INCEPTION) THROUGH DECEMBER 31, 2013

Note 1 – Business Organization and Nature of Operations

Bitcoin Shop, Inc. (formerly TouchIt Technologies, Inc.), a Nevada Corporation (the “Company”) in February 2014 entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is building a diversified company with operations  in the digital currency ecosystem.  In January 2015 the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy.  The Company released its new website which included broader information on its strategy, access to its ecommerce site, and launching an invite only beta version of its multi-sig secure storage solution (digital wallet).

The Company was incorporated in the State of Nevada in 2008 under the name “Hotel Management Systems, Inc.”.  On February 5, 2014, the Company entered into an Exchange Agreement with BitcoinShop.us, LLC, a Maryland limited liability company (“BCSLLC”), and the holders of the membership interests in BCSLLC.  Upon closing of the Share Exchange, Bitcoinshop Members transferred all the outstanding membership interests of Bitcoinshop to the Company in exchange for an aggregate of 100,773,923 shares of the Company’s common stock (the “Reverse Merger”).  As a result, Bitcoinshop became a wholly-owned subsidiary of the Company.  Immediately following the Share Exchange with Bitcoinshop, the Company discontinued its business as manufacturer of touch screen and touch board products, interactive whiteboard displays and large touch-screens.

The Company is an early entrant in the digital currency market and one of the first U.S. publicly traded companies to be involved with digital currencies.  The Company aims to enable users to engage in the digital currency ecosystem through one point of access — a universal digital currency platform.  The Company plans to design and build this platform under the brand “Blockchain Technology Consumer Solutions,” or “BTCS.”  The Company currently operates a beta ecommerce marketplace which already accepts a variety of digital currencies, has designed a beta secure digital currency storage solution BTCS Wallet, and has been expanding its transaction verification services business, recently adding servers capable of generating bitcoins (i.e. bitcoin mining).  In the short term, the Company believes its transaction verification services business will be a growing source of revenue for it.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCSLLC and BTCS Acquisition Corp.  Subsequent to year-end, BTCS Acquisition Corp changed its name to BTCS Digital Manufacturing. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”).  The Company’s fiscal year ends on December 31.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but had limited operating activities to date.  The Company has financed its operations from inception using proceeds received from capital contributions made by its members and proceeds in financing transactions.  On February 6, 2014, the Company raised $1.875 million of capital in a private placement transaction.  Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise.  Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

The Company used approximately $1 million of cash in its operating activities for the year ended December 31, 2014.  The Company incurred a $14.7 million net loss for the year ended December 31, 2014.  The Company had cash of $5,403 as of December 31, 2014, and a working capital deficiency of approximately $198,023 at December 31, 2014.  The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer term business plan.  The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future.   If the Company attempts to obtain additional debt or equity financing, it cannot provide assurance that such financing will be available to the Company on favorable terms, if at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not made adjustments to the accompanying consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should the Company be unable to continue as a going concern.

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue.  While the Company continues to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,
●	seeking additional funds raised through the sale of additional securities in the future, and
●	increasing revenue from its bitcoin mining strategy.

Note 4 - Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

Digital Currencies Translations and Remeasurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently remeasures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value.  The changes in the fair value of digital currencies are included as a component of income or loss from operations.  The Company currently classifies digital currencies as a current asset.  Digital currencies are considered a crypto-currency and the Company receives deposits in various kinds of digital currencies including but not limited to bitcoins, litecoins and dogecoins from customer trade transactions.  The Company when necessary, will issue refunds in digital currencies and, at its discretion, make payments to vendors in digital currencies, if and when such vendors accept digital currencies as payment.

The Company obtains the equivalency rate of bitcoins to USD from various exchanges including, Bitstamp and Coinbase.  The equivalency rate obtained from these sources represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.

In March of 2014, the Company began accepting litecoins and dogecoins.  Currently, the Company determines the value of bitcoins, litecoins and dogecoins (for the purpose of e-commerce sales) from GoCoin LLC, the payment processor that enables the Company to accept these digital currencies as payments from its customers for goods.

The Bitcoin Price Index was $458.50, $639.36, $386.27 and $319.70 as of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

Property and Equipment

Internally Developed Software

Internally developed software consisting of the core technology that allows the Company to interface with vendors in order to display up-to-date inventory, and present prices in bitcoin, litecoin, or dogecoin according to the GoCoin US Dollars exchange rates. The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.

The Company redirected its focus from its e-commerce marketplace efforts to its transaction verification services business during the third quarter and fourth quarter in 2014.  Revenue generated from the historical e-commerce marketplace business, net of refunds amounted to $2,799 for the year ended December 31, 2014 while net capitalized software costs prior to recording an impairment charge amounted to $144,796.  The Company is unable to conclude that undiscounted cash flows on the remaining useful life of this asset will be sufficient to support the carrying amount of this asset or that a market exists to this type of asset to support anything more than a nominal fair value. Accordingly, the Company recorded a $144,796 during the fourth quarter of 2014.

Transaction Verification Servers

Management has assessed the basis of depreciation of the Company’s transaction verification servers used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a 2 year period.  The rate at which the Company generates bitcoins and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors including the following:

●	the complexity of the transaction verification process which is driven by the algorithms contained within the bitcoin open source software;

●	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in Petahash units); and

●
technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of bitcoins generated as a function of operating costs, primarily power costs i.e. the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase.

Because of both the Company’s and the industry’s relatively short life cycle to date management has only limited data available to it.  Furthermore the data available also includes data derived from the use of economic modeling to forecast future bitcoin generation and the assumptions included in such forecasts, including bitcoin price and network difficulty, are derived from management assumptions which are inherently judgmental.  Based on current data available to it management has determined that a 2 year diminishing value best reflects the current expected useful life of transaction verification servers.  This assessment takes into consideration the recent plateau in difficulty level.  Management will review this estimate annually and will revise such estimates as and when data comes available.

To the extent that any of the assumptions underlying management’s estimate of the useful life of its transaction verification servers are subject to revision in a future reporting period either as a result of changes in circumstances or through the availability of better data then in future the rate of depreciation may change impacting both the depreciation expense charged to the profit or loss and the carrying value of transaction verification servers.

Intangible Asset

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website.  Capitalized website costs are being amortized by the straight line method over an estimated useful life of 3 years.  Amortization cost was $4,768 and $0 for the year ended December 31, 2014 and for the period from July 28, 2013 (inception) through December 31, 2013, respectively.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the provision for income taxes, estimating the fair value of equity instruments recorded as derivative liabilities, useful lives of depreciable assets and whether impairment charges may apply.

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

E-commerce Marketplace Business

The Company’s e-commerce marketplace revenue is derived from processing fees and the markup of goods purchased by customers through orders originated through the Company’s website.  The Company recognizes revenues from the origination of the orders upon receiving confirmation that the third party vendors’ fulfillment process (delivery to customer) is complete. Customer deposits represents orders originated and digital currency payments received for orders that are not yet fulfilled. The Company had no open orders at December 31, 2014.

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

Transaction Verification Services Business

Revenue for the Company’s transaction verification services business is recognized when the bitcoins are received in our digital wallet and are booked at the prevailing market price on the day of receipt as reported by Coinbase.

Income Taxes

As a result of the Reverse Merger, beginning on February 5, 2014, the Company is taxed as a C Corporation. Prior to the merger, the Company was a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to February 5, 2014.

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as income tax expense.  Since the Company’s inception, no such interest or penalties have been incurred, however prior to February 5, 2014, the Company was a limited liability company and the Company’s tax losses and credits generally flowed directly to the members.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause assets and liabilities to be reclassified to a lower level within the fair value hierarchy.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses.  Advertising expenses amounted to $94,820 and $5,052 for the year ended December 31, 2014 and for the period from July 28, 2013 (inception) through December 31, 2013, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the year ended December 31, 2014 because their effect was anti-dilutive:

As of December 31,
2014
Stock options	12,450,000
Warrants	875,000
Series C Convertible Preferred	2,200,000
Excluded potentially dilutive securities	15,525,000

Investment at Cost

On March 20, 2014, the Company invested $150,000 into Series A preferred units of GoCoin, LLC (“GoCoin”). GoCoin is an international payment processor that enables merchants to accept bitcoin, litecoin and dogecoin payments at the point of checkout in e-commerce transaction.  The investment was carried at cost in the accompanying consolidated balance sheet.  The Company did not maintain significant influence.

On May 9, 2014, the Company invested $50,000 into Series Seed preferred units of Bitvault, Inc (“Bitvault”). The Company does not maintain significant influence. The investment was carried at cost in the accompanying consolidated balance sheet.

On October 2, 2014, the Company entered into a Subscription Agreement (the “Agreement”) with Coin Outlet Inc. (“Coin Outlet”) pursuant to which the Company purchased from Coin Outlet 8,334 Units, at $6.00 per Unit, for an aggregate purchase price of $50,004.  Each Unit consists of (i) one share of Coin Outlet’s common stock, and (ii) a warrant to purchase two (2) shares of Coin Outlet’s common stock at an exercise price of $6.00 per share which expires on December 31, 2015 (the “Warrant”).

As further incentive for the Company to enter into the Agreement, the Company, Coin Outlet and its shareholders (the “Holders”) entered into an option agreement with the Company (the “Option”).  Pursuant to the Option agreement the Company shall have the option in one or more transactions to obtain up to 75,448 shares in Coin Outlet (or approximately 7.4% of the total shares of Coin Outlet issued and outstanding immediately prior to this transaction) (the “CO Shares”) in exchange for up to an aggregate of 3,500,000 newly issued shares of common stock of the Company (the “BTCS Shares”).  Both the CO Shares and BTCS Shares shall be adjusted to account for certain reclassifications and adjustments as set forth in the Option agreement.  Pursuant to the Option agreement the Option will automatically be exercised, subject to a standard material adverse effect clause, in full on August 15, 2015.

The Holders further agreed to enter into a lock-up agreement with the Company with respect to any BTCS Shares received (the “Lockup Agreement”).  Pursuant to the Lockup Agreement the Holders are prohibited from the sale of any BTCS Shares until after February 5, 2017.  Immediately prior to the transaction Coin Outlet’s share structure consisted of 1,000,000 shares of common stock, and no other equity or equity linked securities were issued or outstanding.  After giving effect to the Unit purchase the Company will own 0.83% of Coin Outlet and if the Warrant and Option are exercised in full the Company would own 9.8% of Coin Outlet.

During the 4th quarter of 2014, the Company assessed impairment for these investments and determined that these investments are not recoverable and as such fully impaired them due to the steady price decline in Bitcoins throughout 2014.  The Bitcoin Price Index was $639.36, $386.27 and $319.70 as of June 30, 2014, September 30, 2014 and December 31, 2014, respectively. Total impairment was $150,000 for GoCoin, $50,000 for Bitvault and $50,004 for Coin Outlet.

Note Receivable

On July 10, 2014, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Express Technologies, Inc. (“Express Technologies”) pursuant to which the Company purchased a note receivable in the principal amount of $150,000 (the “Note”). The note receivable was carried at cost in the accompanying consolidated balance sheet. The Note accrues interest at 5% per annum and matures on July 10, 2015.  Upon the occurrence of Express Technologies' next preferred equity financing in which Express Technologies receives gross proceeds of at least $750,000 (the “Financing”), the entire outstanding principal amount and accrued but unpaid interest (the “Conversion Amount”) on the Note shall automatically be converted into such number of shares of Express Technologies’ preferred equity equal to the greater of (A) the Conversion Amount divided by the product of: (i) the per share price of the securities offered in the Financing and (ii) 0.85 and (B) the Conversion Amount divided by an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization (as defined in the Note).  In the event a Financing does not occur prior to the maturity of the Note, the Company may elect to convert the Note into such number of shares of common stock as shall equal: (A) the Conversion Amount as of the Maturity Date divided by (B) an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization immediately prior to the Maturity Date. The conversion option does not have to be bifurcated as it does not meet the definition of a derivative (not readily convertible into cash).  During the 4th quarter of 2014, the Company assessed impairment for this asset and determined that it was impaired due to the steady price decline in Bitcoins throughout 2014.  The Bitcoin Price Index was $639.36, $386.27 and $319.70 as of June 30, 2014, September 30, 2014 and December 31, 2014, respectively.  Total impairment was $150,000 for this Note.

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2014. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which updates the principles for recognizing revenue. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is evaluating the potential impacts of the adoption of this standard on its consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which clarifies how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, ASU 2014-16 requires that an entity consider all relevant terms and features in evaluating the nature of the host contract and clarifies that the nature of the host contract depends upon the economic characteristics and the risks of the entire hybrid financial instrument.  An entity should assess the substance of the relevant terms and features, including the relative strength of the debt-like or equity-like terms and features given the facts and circumstances, when considering how to weight those terms and features.  ASU 2014-16 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Equipment	$14,189	$4,000
Computer	3,469	-
Transaction verification servers	194,891	-
	212,549	4,000
Accumulated depreciation	(22,359)	(444)
Property and equipment, net	$190,190	$3,556

Depreciation expense is approximately $21,915 and $444 for the year ended December 31, 2014 and for the period from July 28, 2013 (inception) through December 31, 2013, respectively.

Note 6 – Stockholders’ Equity

On January 13, 2014, pursuant to the first amendment to BCSLLC’s operating agreement, BCSLLC admitted three new members in exchange for aggregate capital contributions amounting to $8,000 representing 51,758,563 of common stock.

The Series B Designation provides authorization for the issuance of 400,000 shares of Series B preferred stock, par value $0.001 (the "Series B Preferred Stock").  Each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter equal to the number of shares of common stock such shares of Series B Preferred Stock are convertible into at such time, but not in excess of the conversion limitations.  Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder’s shares of Series B Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal to one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock surrendered.  However, at no time may all or a portion of shares of Series B Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion which would exceed, when aggregated with all other shares of common stock owned by such holder at such time, the number of shares of common stock which would result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules thereunder) more than 9.99% of all of the common Stock outstanding at such time (the “9.99% Beneficial Ownership Limitation”).  By written notice to the Company, any holder of Series B Preferred Stock may increase or decrease the 9.99% Beneficial Ownership Limitation to any other percentage not in excess of 9.99% specified in such notice; provided that (i) any such increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such increase or decrease will apply only to such holder of Series B Preferred Stock sending such notice and not to any other holder of Series B Preferred Stock; provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series B Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. During the nine months ended September 30, 2014, the Company converted 400,000 shares of Series B Preferred stock into 40,000,000 shares of common stock.  There is no outstanding Series B Preferred stock outstanding as of December 31, 2014.

On February 6, 2014, following the completion of the merger and recapitalization transaction the Company, sold an aggregate of 3,750,000 units in a private placement (the “Private Placement”) of its securities to certain investors at a purchase price of $0.50 per unit pursuant to subscription agreements for an aggregate purchase price of $1,875,000.  The units in the Private Placement consisted of (i) one share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share, which is convertible into one (1) share of common stock and (ii) a three year warrant to purchase 0.5 share of common stock at an exercise price of $1.00 per share.  Additionally, the shares of common stock issuable upon conversion of Series C Preferred Stock and common stock issuable upon exercise of the warrants are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).  Each share of the Series C Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred Stock, provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series C Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. Each share of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation.  Each warrant is exercisable into a share of common stock at an exercise price of $1.00 per share.  The warrant may be exercised on a cashless basis. The Company is prohibited from effecting the exercise of warrant to the extent that, as a result of such exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrant. Offering costs of $62,000 associated with the Private Placement Units were recorded as component of stockholders’ equity. The calculation of the effective conversion amount did not result in a beneficial conversion feature ("BCF") because the effective conversion price equaled the Company's stock price on the date of issuance, therefore no BCF was recorded.

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

On October 21, 2014, the Company entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, Charles Kiser, its Chief Marketing Officer and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Company Officers”) pursuant to which the Company Officers agreed to return an aggregate of 12,750,000 shares of the Company’s common stock, par value $0.001 per share, held by them to the Company for cancellation in consideration for an aggregate payment of $2,491.

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

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires the Company to record a liability if the contingent loss is probable and the amount can be estimated.  At December 31, 2014, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable (the Company’s shares are currently eligible to be sold under Rule 144 the Securities Act.

Note 7 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2014:

	Fair value measured at December 31, 2014
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital Currencies	$16,040	$16,040	$-	$-

	Fair value measured at December 31, 2013
	Total carrying value at December 31, 2013	Quoted prices in active markets 5 (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs(Level 3)
Digital Currencies	$22,959	$22,959	$-	$-

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2014 and for the period ended July 28, 2013 (inception) through December 31, 2013, respectively.

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

Changes in Level 3 liabilities measured at fair value for the twelve months ended December 31, 2014:

Balance - January 1, 2014	$-
Fair value of warrant liability on date of issuance (February 6, 2014)	227,239
Change in fair value of warrant liability immediately before reclassification	(204,957)
Reclassification of derivative liability warrant	(22,282)
Balance - December 31, 2014	$-

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2014 is as follows:

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

Note 8 – Stock Based Compensation

2014 Equity Incentive Plan

On January 30, 2014, the Board of Directors of the Company approved and authorized the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”).  The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 30, 2024.  Up to 15,503,680 shares of common stock are issuable pursuant to awards under the 2014 Plan.

On February 5, 2014, the Company granted Charles Allen, the Company’s Chief Executive Officer and Chief Financial Officer, a five year stock option to purchase up to 1,550,368 shares of the Company’s common stock at an exercise price of $0.50 per share in connection with his employment with the Company. The options vest in twelve equal monthly installments, beginning on the one year anniversary of the date of issuance and every one month anniversary thereafter.

On February 5, 2014, the Company granted Michal Handerhan, the Company’s Chief Operating Officer and Chairman, a five year stock option to purchase up to 1,550,368 shares of the Company’s common stock at an exercise price of $0.50 per share in connection with his employment with the Company. The options vest in twelve equal monthly installments, beginning on the one year anniversary of the date of issuance and every one month anniversary thereafter.

On February 5, 2014, the Company granted Timothy Sidie, the Company’s Chief Technology Officer, a five year stock option to purchase up to 1,550,368 shares of the Company’s common stock at an exercise price of $0.50 per share in connection with his employment with the Company. The options vest in twelve equal monthly installments, beginning on the one year anniversary of the date of issuance and every one month anniversary thereafter.

On February 5, 2014, the Company granted Charles A. Kiser, the Company’s Chief Executive Officer and Chief Financial Officer, a five year stock option to purchase up to 1,550,368 shares of the Company’s common stock at an exercise price of $0.50 per share in connection with his employment with the Company. The options vest in twelve equal monthly installments, beginning on the one year anniversary of the date of issuance and every one month anniversary thereafter.

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

Mr. Kiser’s and Mr. Sidie’s 3,100,736 shares of options were canceled without replacement, and the amortization of the unrecognized stock compensation expenses were accelerated on November 7, 2014 for total $5,570,636.

On November 7, 2014, the Board of Directors of the Company granted Mr. Allen and Mr. Handerhan each an eight year non-qualified stock option under the Company’s 2014 Plan to purchase up to an aggregate of 9,500,000 shares of the Company’s common stock with a per share exercise price of $0.10 as replacement of the options canceled per Cancellation Agreement. The cancellation and reissuance of these stock options was treated as a modification and, accordingly, incremental fair value resulting from the modification of these awards amounted to $6,349,113, which is being recognized over the new vesting period of 1.2 years.

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

The cancellation and reissuance of these stock options was treated as a modification and, accordingly, total stock-based compensation expense related to these awards increased $6,349,113, which will be recognized over the new vesting period.

The grant date fair value including modified instrumental value of stock options granted for the year ended December 31, 2014 was $18,638,717.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options.  The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions and market conditions will be met.  The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve.  The volatility rate was computed based on a comparison of average volatility rates of similar companies.  The fair value of options granted in 2014 was estimated using the following assumptions – exercise price $0.10-$0.50, expected stock price volatility 73.8%-105%, effective life 2.75-5.03 years, risk free rate 0.69%-1.67%.

Total stock-based compensation expense was $13,126,445 for the year ended December 31, 2014.

Stock Option Activity

A summary of stock option activity to employees for the year ended December 31, 2014 is as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share	Avergae Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2013	-	$-	$-	-	$-
Granted	18,651,472	0.23	1.00	8.0	-
Expired	-	-	-	-	-
Canceled	(6,201,472)	(0.50)	(2.88)	-	-
Outstanding at December 31, 2014	12,450,000	$0.10	$0.01	8.0	$-
Exercisable as of December 31, 2014	-			-

The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised.  There is $5,512,272 of unrecognized compensation cost as of December 31, 2014.

Note 9 – Employment Agreements

Charles W. Allen.

On February 5, 2014, the Company entered into an employment agreement with Charles W. Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as the Company’s Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $150,000.  Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  Mr. Allen shall be entitled to participate in all benefits plans the Company provides to its senior executives.

Michal Handerhan

On February 5, 2014, the Company entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as the Company’s Chief Operating Officer and Chairman for a period of two (2) years, subject to renewal, in consideration for an annual salary of $160,000.  Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.   Mr. Handerhan shall be entitled to participate in all benefits plans the Company provides to its senior executives.

Tim Sidie

On February 5, 2014, the Company entered into an employment agreement with Timothy Sidie (the “Sidie Employment Agreement”), whereby Mr. Sidie agreed to serve as the Company’s Chief Technology Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $140,000.  Additionally, under the terms of the Sidie Employment Agreement, Mr. Sidie shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.   Mr. Sidie shall be entitled to participate in all benefits plans the Company provides to its senior executives.

Charles Kiser

On February 5, 2014, the Company entered into an employment agreement with Charles A. Kiser (the “Kiser Employment Agreement”), whereby Mr. Kiser agreed to serve as the Company’s Chief Marketing Officer for a period of one (1) year, subject to renewal, in consideration for an annual salary of $135,000.  Additionally, under the terms of the Kiser Employment Agreement, Mr. Kiser shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.   Mr. Kiser shall be entitled to participate in all benefits plans the Company provides to its senior executives.

Note 10 – Commitments and Contingencies

On April 4, 2014, the Company entered into an operating sub-lease agreement beginning on April 14, 2014 and ending on May 31, 2015 (the “Term”) for its headquarters in Arlington, Virginia.  Prepaid expenses include $24,073 of fixed minimum lease payment that is prepaid through May 31, 2015.

       Additionally, the Company paid a security deposit of one month’s rent of $4,815.

       On January 28, 2015, the Company entered into a commercial lease agreement (the “Lease”). The term of the Lease commenced on January 26, 2015 and ends on January 25, 2017. The annual rental fee for the first and second year will be $58,271 and $66,750, respectively. The Company also has the option to purchase the property during the second year of the Lease term for a purchase price of $775,000.

Note 11 – Income Taxes

The Company had no income tax expense due to operating loss incurred for the year ended December 31, 2014.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 are comprised of the following:
As of December 31, 2014

Deferred tax assets:
Net-operating loss carryforward	$455,491
Stock-based compensation	5,177,726

Total Deferred Tax Assets	5,633,217
Valuation allowance	(5,633,217)
Deferred Tax Asset, Net of Allowance	$-

At December 31, 2014, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $1,155,000 which begin to expire in 2034. Prior to the merger, the Company (Bitcoin Shop Inc.) had generated approximately $1,100,000 of net operating loss carryforwards, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. Therefore, the Company recorded no deferred tax asset related to Bitcoin Shop Inc’s previous net operating loss carryforwards.   The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment.  In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2014.  The valuation allowance increased by approximately $5,633,000 as of December 31, 2014.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:
	For the year ended December 31,
	2014

Statutory Federal Income Tax Rate	(34.0	) %
State Taxes, Net of Federal Tax Benefit	(5.3	) %
Others	1.1%
Change in Valuation Allowance	38.2%

Income Taxes Provision (Benefit)	0.0%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2014.

Note 12 - Subsequent Events

On January 14, 2015, the Company and Coin Outlet executed an amendment (the “Warrant Amendment”) to the warrant previously issued by Coin Outlet to the Company on October 2, 2014 to change the expiration date of such warrant from January 15, 2015 to December 31, 2015.

On January 19, 2015, Michal Handerhan, the Company’s Chief Operating Officer and Timothy Sidie, the Company’s co-founder and lead developer loaned the Company $20,000 and $45,000 respectively pursuant to Promissory Notes (the “Notes”).  The Notes bears interest at the rate of 2% per annum and mature on December 31, 2015.  The Notes may be prepaid, at the option of the Company, without premium or penalty, in whole or in part at any time or from time to time prior to the in maturity.

On January 19, 2015, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Coin Outlet, Inc. (“Coin Outlet”) pursuant to which the Company purchased a convertible promissory note in the principal amount of $100,000 (the “Coin Outlet Note”).  The Coin Outlet Note accrues interest at 4% per annum and matures on January 31, 2016.  The Coin Outlet Note will convert, on or before the maturity date, upon the occurrence of Coin Outlet’s next equity financing (or series of financings) in which Coin Outlet receives gross proceeds of at least $1 million (the “Trigger Financing”).  Upon the occurrence of a Trigger Financing, all outstanding principal on the Coin Outlet Note (and, at the Coin Outlet’s option, accrued but unpaid interest thereon), will convert into such Coin Outlet securities sold in the Trigger Financing at a price per share equal to 80% of the per share price of the securities sold in the Trigger Financing (the “Note Conversion Price”).  In the event the Note Conversion Price exceeds the quotient of (x) $6 million divided by (y) Coin Outlet’s fully diluted capitalization (as calculated in the Coin Outlet Note) (such quotient, the “Fully Diluted Value”), then the Note Conversion Price shall equal the per share price of the securities sold in the Trigger Financing and Coin Outlet shall issue such additional number of shares of Coin Outlet to the Company such that the average purchase price per share of Coin Outlet common stock (including shares of Coin Outlet common stock issuable upon conversion of the Coin Outlet Note into the Trigger Financing) is equal to the Fully Diluted Value.

On January 19, 2015 (the “Closing Date”), Bitcoin Shop, Inc. (the “Company”) sold an aggregate of 4,330,000 Units (each a “Unit”) in a private placement (the “Private Placement”) of its securities to certain investors (the “Investors”) at a purchase price of $0.10 per Unit pursuant to subscription agreement (the “Subscription Agreements”) for an aggregate purchase price of $433,000.  Each Unit in the Private Placement consists of (i) one share of common stock, par value $0.001 per share (the “Common Stock”) and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share.  The Units are subject to a “Most Favored Nations” provision and the Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions.  Additionally, the shares of Common Stock issued as part of the Unit and issuable upon exercise of the Warrants are subject to demand and piggy back registration rights.  The Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the Warrants.  The Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day.

Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer each purchased 50,000 Units in the Private Placement.

On January 23, 2015, BTCS Digital Manufacturing, a wholly owned subsidiary of the Company, purchased one hundred Spondoolies S35 digital currency mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $218,500 (the “Purchase Price”) pursuant to a purchase order agreement (the “Purchase Agreement”).  $25,000 of the total Purchase Price was paid in the form of 250,000 shares of the Company’s common Stock.

On January 26, 2015, the Company entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with Charles Kiser, its Executive Vice President pursuant to which Mr. Kiser agreed to return an aggregate of 250,000 shares of the Company’s Common Stock, held by him to the Company for cancellation in consideration for an aggregate payment of $2,500.

On January 28, 2015, the Company entered into a commercial lease agreement (the “Lease”). The term of the Lease commenced on January 26, 2015 and ends on January 25, 2017. The annual rental fee for the first and second year will be $58,271 and $66,750, respectively. The Company also has the option to purchase the property during the second year of the Lease term for a purchase price of $775,000.

On February 18, 2015, the Company issued 326,923 and 71,900 shares of Common Stock at a per share price of $0.26, to Sichenzia Ross Friedman Ference LLP (“SRFF”) and Alliance Funds LLC (“AF”), respectively. The shares were issued pursuant to conversion agreements (the “Conversion Agreements”) for an aggregate conversion amount of $103,694 (the “Conversion Amount”).  The Conversion Amount was in consideration for settling outstanding legal and investor relation fee balances of $85,000 and $18,694 owed to SRFF and Capital Markets Group an affiliate of AF, respectively.  The Common Stock is subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.26 per share, subject to certain customary exceptions.  Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On February 20, 2015, BTCS Digital Manufacturing, a wholly owned subsidiary of the Company, purchased from a seller (the “Seller”) used digital currency mining servers comprised primarily of Spondoolies hardware for $14,480 (the “Purchase Price”) pursuant to a purchase agreement (the “Purchase Agreement”).  The Purchase Price was paid in the form of 55,693 shares of the Company’s restricted Common Stock at a per share price of $0.26.  Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On March 5, 2015, the Company issued of 153,846 shares of Common Stock at a per share price of $0.26, to Chord Advisors, LLC (“Chord”).  The shares were issued pursuant to a conversion agreement (the “Conversion Agreement”) for an aggregate conversion amount of $40,000 (the “Conversion Amount”).  The Conversion Amount was in consideration for settling a balance of $30,000 and for the prepayment of $10,000 for advisory services for March 2015 and April 2015.  The Common Stock is subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.26 per share, subject to certain customary exceptions.  Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet from Eric Grill, Coin Outlet's CEO, for 701,966 shares of the Company's common stock.  The Company now owns approximately 4.2% of Coin Outlet's equity and has the ability to own up to 11% upon exercise of its previously issued option and warrant.  Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017.