Form 10-Q
period 2015-03-31
Bitcoin Shop, Inc.
filed 2015-05-20
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55141

Bitcoin Shop, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2477977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 North Fort Myer Drive, Suite #1105 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 764-1084

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2015, there were 156,636,008 shares of common stock, par value $0.001, issued and outstanding.

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

Bitcoin Shop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ITEM 1 Financial Statements

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Current assets:
Cash	$3,697	$5,403
Digital currencies	19,944	16,040
Prepaid expense and other current assets	38,416	46,654
Total current assets	62,057	68,097

Other assets:
Property and equipment, net	425,207	190,190
Websites	9,941	10,700
Deposits	61,515	4,815
Total other assets	496,663	205,705

Total Assets	$558,720	$273,802

Liabilities and Stockholders’ (Deficit)/Equity:
Accounts payable and accrued expense	$191,511	$258,130
Short term loan from related parties	21,990	7,990
Short term loan	45,000	-
Derivative liability	1,879,220	-
Total current liabilities	2,137,721	266,120

Stockholders’ (Deficit)/Equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series C Convertible Preferred: 0 and 2,200,000 shares issued and outstanding, respectively Liquidation preference $0.001 per share	-	2,200
Common stock, 975,000,000 shares authorized at $0.001 par value, 161,277,132 and 153,186,804 shares issued and outstanding, respectively	161,277	153,187
Treasury stock, at cost, 13,000,000 and 12,750,000 shares at March 31, 2015 and December 31, 2014, respectively	(4,991)	(2,491)
Additional paid in capital	16,354,150	14,594,677
Accumulated deficit	(18,089,437)	(14,739,891)
Total Stockholders’ (Deficit)/Equity	(1,579,001)	7,682

Total Liabilities and Stockholders’ (Deficit)/Equity	$558,720	$273,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenues
E-commerce	$1,038	$3,974
Transaction verification services	36,630	-
Total revenues	37,668	3,974
Power and mining expenses	(16,943)	-
Gross profit	20,725	3,974

Operating expenses:
Marketing	578	17,897
General and administrative	1,606,947	1,546,821
Impairment loss	254,433	-
Total operating expenses	1,861,958	1,564,718

Net loss from operations	(1,841,233)	(1,560,744)

Other income (expenses):
Fair value adjustments for warrant liabilities	(926,620)	109,000
Inducement expense	(58,380)
Interest expenses	(3,499)	-
Loss on issuance of Units	(519,600)	-
Other expenses	(214)	-
Total other (expenses) income	(1,508,313)	109,000

Net loss	$(3,349,546)	$(1,451,744)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	158,014,070	111,313,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’(Deficit)/Equity

(Unaudited)

	Series C Convertible						Additional	Retained Earnings	Total Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	(Accumulated	(Deficit)/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance January 1, 2015	2,200,000	$2,200	153,186,804	$153,187	(12,750,000)	$(2,491)	$14,594,677	$(14,739,891)	$7,682
Issuance of private placement units for cash	-	-	4,330,000	4,330	-	-	(4,330)	-	-
Common stock repurchase	-	-	-	-	(250,000)	(2,500)	-	-	(2,500)
Conversion of Series C Convertible Preferred to common stock	(2,200,000)	(2,200)	2,200,000	2,200	-	-	-	-	-
Issuance of common stock for asset purchase	-	-	305,693	305	-	-	39,175	-	39,480
Conversion of accounts payable to common stock	-	-	552,669	553	-	-	143,141	-	143,694
Inducement expenses associated with conversion of accounts payable to common stock	-	-	-	-	-	-	58,380	-	58,380
Issuance of common stock for investment	-	-	701,966	702	-	-	153,731	-	154,433
Stock based compensation	-	-	-	-	-	-	1,369,376	-	1,369,376
Net loss	-	-	-	-	-	-	-	(3,349,546)	(3,349,546)
Balance March 31, 2015	-	$-	161,277,132	$161,277	$(13,000,000)	$(4,991)	$16,354,150	$(18,089,437)	$(1,579,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Net Cash flows used from operating activities:
Net loss	$(3,349,546)	$(1,451,744)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	47,359	333
Stock based compensation	1,369,376	1,343,794
Unrealized loss related to digital currencies	1,408	7,400
Gain on sale of fixed assets	(14)	-
Loss on issuance of Units	519,600	-
Fair value adjustments for warrant liabilities	926,620	(109,000)
Inducement expenses	58,380	-
Impairment loss	254,433	-
Changes in operating assets and liabilities:
Digital currencies	(5,312)	7,470
Prepaid expense	8,238	(106,555)
Accounts payable	68,091	53,934
Customer deposits	-	(4,263)
Net cash used in operating activities	(101,367)	(258,631)

Net cash used in investing activities:
Purchase of intangible assets	-	(12,290)
Purchase of property and equipment	(234,565)	-
Sale of property and equipment, net	1,426	-
Deposits	(56,700)	-
Investments at cost	(100,000)	(150,000)
Net cash used in investing activities	(389,839)	(162,290)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	-	8,000
Common stock repurchase	(2,500)	-
Net proceeds from issuance of Private Placement Units	423,000	1,813,000
Net proceeds from issuance of Private Placement Units from related party	10,000	-
Proceeds from short term loan from related party	20,000	-
Proceeds from short term loan	45,000	-
Payment on short term loan from related party	(6,000)	-
Net cash provided by financing activities	489,500	1,821,000

Net (decrease) increase in cash	(1,706)	1,400,079
Cash, beginning of period	5,403	9,052
Cash, end of period	$3,697	$1,409,131

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred to common stock	$-	$13,419
Conversion of Serise C Convertible Preferred to common stock	$2,200	$-
Issuance of common stock for fixed assets purchases	$39,480	$-
Increase in accounts payable related to fixed assets	$8,984	$-
Conversion of accounts payable to common stock	$143,694	$-
Issuance of common stock for investment	$154,433	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bitcoin Shop, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Bitcoin Shop, Inc. (formerly TouchIt Technologies, Inc.), a Nevada Corporation (the “Company”) in February 2014 entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is building a diversified company with operations in the digital currency ecosystem. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy, access to its ecommerce site, and launching an invite only beta version of its multi-sig secure storage solution (digital wallet).

The Company was incorporated in the State of Nevada in 2008 under the name “Hotel Management Systems, Inc.”. On February 5, 2014, the Company entered into an Exchange Agreement with BitcoinShop.us, LLC, a Maryland limited liability company (“BCSLLC”), and the holders of the membership interests in BCSLLC (“Share Exchange”). Upon closing of the Share Exchange, BCSLLC members transferred all the outstanding membership interests of BCSLLC to the Company in exchange for an aggregate of 100,773,923 shares of the Company’s common stock (the “Common Stock”) (the “Reverse Merger”). As a result, BCSLLC became a wholly-owned subsidiary of the Company. Immediately following the Share Exchange with BCSLLC, the Company discontinued its business as manufacturer of touch screen and touch board products, interactive whiteboard displays and large touch-screens.

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2014.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but had limited operating activities to date. The Company has financed its operations from inception using proceeds received from capital contributions made by its members and proceeds in financing transactions. On January 19, 2015, the Company raised $433,000 of capital in a private placement transaction, $20,000 of capital through the issuance of promissory note to Michal Handerhan, the Company’s Chief Operating Officer, and $45,000 of capital through the issuance of promissory note to a third party. Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

The Company used approximately $0.1 million of cash in its operating activities for the three months ended March 31, 2015. The Company incurred a $3.3 million net loss for the three months ended March 31, 2015. The Company had cash of $3,697 as of March 31, 2015, and a working capital deficiency of approximately $2.1 million at March 31, 2015. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not made adjustments to the accompanying condensed consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should the Company be unable to continue as a going concern.

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

Note 4 - Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements is as follows:

Transaction Verification Services

Revenue earned from Bitcoin processing activities (“Transaction Verification Services”), commonly termed ‘mining’ activities, is recognized at the fair value of the Bitcoins received as consideration on the date of actual receipt.

The Company generates revenue by performing computer processing activities for bitcoin generation. In the crypto-currency industry such activity is generally referred to as Bitcoin mining. The Company receives consideration for performing such Bitcoin mining activities in the form of Bitcoins. Revenue is recorded upon the actual receipt of Bitcoins.

Power and mining expenses consist of utilities paid to 3rd parties in relation to Bitcoin mining activities. The expenses related to our Bitcoin mining activities are affected by the level of activities and not the ultimate generation of Bitcoins. The Company expenses these costs as they are incurred.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2015 because their effect was anti-dilutive:

As of
March 31, 2015
Stock options	12,450,000
Warrants	11,700,000
Excluded potentially dilutive securities	24,150,000

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015. The Company does not expect any material impact from adoption of this guidance on the Company’s condensed consolidated financial statements.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 – Property and Equipment

Property and equipment consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Equipment	$50,945	$14,189
Computer	4,085	3,469
Transaction verification servers	438,431	194,891
	493,461	212,549
Accumulated depreciation	(68,254)	(22,359)
Property and equipment, net	$425,207	$190,190

Depreciation expense is $46,600 and $333 for the three months ended March 31, 2015 and 2014, respectively.

Note 6 – Shareholders’ Equity

Common Stock Issuance

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 4,330,000 units (each a “January Unit”) in a private placement (the “January Private Placement”) of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share (“January Warrant”). The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the January Units was $952,600 ($649,500 attributed to the unit warrants, and $303,100 attributed to the derivative liability component with “Most Favored Nations” Provision), and as such the Company recorded a loss on issuance of January Unit of $519,600 for the three month ended March 31, 2015. (see FN 9 for assumptions)

On January 23, 2015, the Company purchased 100 Spondoolies S35 digital currency mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $223,500 (the “Purchase Price”) pursuant to a purchase order agreement (the “Purchase Agreement”). $25,000 of the total Purchase Price was paid in the form of 250,000 shares of the Company’s common Stock.

On January 26, 2015, the Company entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with Charles Kiser, its Executive Vice President pursuant to which Mr. Kiser agreed to return an aggregate of 250,000 shares of the Company’s Common Stock, held by him to the Company for cancellation in consideration for an aggregate payment of $2,500.

On February 20, 2015, the Company issued 55,693 shares of Common Stock at a price of $0.26 to purchase hardware from a seller for $14,480.

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet from Eric Grill, Coin Outlet’s CEO, for 701,966 shares of the Company’s Common Stock. The Company now owns approximately 4.2% of Coin Outlet’s equity and has the ability to own up to 11% upon exercise of the Company’s previously issued option and warrant. Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017. The Company assessed impairment for the Coin Outlet investment and determined that this investment is not recoverable and as such fully impaired it due to the steady price decline in Bitcoins throughout 2015. The Bitcoin Price Index was $319.70 and $243.39 as of December 31, 2014 and March 31, 2015, respectively. Total impairment was $154,433 for Coin Outlet.

During the quarter ended March 31, 2015, a Preferred stockholder converted 2,200,000 shares of Series C Preferred Stock to 2,200,000 shares of Common Stock. This conversion was in accordance with the original terms of the Series C Preferred Stock agreement.

During the quarter ended March 31, 2015, the Company converted accounts payable due to certain vendors of $143,694 into 552,669 shares of Common Stock. In addition to common shares issued, the Company also granted “Conversion Price Protection” to each vendor. For one year after the date of conversion if the Company issues any equity or an equity-linked security at a price less than $0.26 per common share it will result in the issuance of additional Common Stock in an amount equal to an amount such that total number of shares issued to the vendors will be equal to the number of shares that would have been issued had the accounts payable been converted at the subsequent lower offering price. The fair value of the Common Stock on each of the issuance date with “Conversion Price Protection” was $202,074. The Company recorded $58,380 of inducement expense associated with the issuance of the common shares (based upon a monte-carlo simulation). A summary of quantitative information with respect to valuation methodology for the three months ended March 31, 2015 is as follows:

Date of valuation	February 18, 2015	February 18, 2015	March 5, 2015
Fair value of Common Stock	$0.32	$0.32	$0.24
Dividend yield (per share)	0	0	0
Strike price	$0.26	$0.26	$0.26
Volatility (annual)	123.36%	123.36%	124.56%
Risk-free rate	0.23%	0.23%	0.25%
Expected life (years)	5	5	5

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2015:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2014	875,000	$0.10
Issuance of warrants with Units – January 19, 2015*	10,825,000	0.10
Outstanding as of March 31, 2015 **	11,700,000	$0.10

* The warrants contain most favor nation and call provision and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period. (See FN 9)

Demand Registration Rights.

The shares of Common Stock issuable upon conversion of Series C Shares or the warrant underlying the January Units are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The Company shall pay to holders a fee of 0.25% per month of the investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 3%, (i) following the filing date that the registration statement has not been filed and (ii) following the effectiveness date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the Commission pursuant to its authority with respect to “Rule 415”, and the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the Commission. If during the effectiveness period, the number of registerable Securities at any time exceeds 100% of the number of shares of Common Stock then registered in a registration statement, the Company shall file as soon as reasonably practicable an additional registration statement covering the resale of not less than the number of such registerable securities.

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At March 31 2015, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable.

Note 7 – Related Party Transactions

On December 18, 2014, Charles Allen, the Company’s Chief Executive Officer contributed $7,990 of brand new digital currency mining hardware at cost in exchange for a promissory note (the “Allen Note”).  The Allen Note bears interest at a rate of 2% per year and is due on December 31, 2015.  The Allen Note may be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to the Allen Note maturity. On February 10, 2015, the Company paid back $3,000 on the Allen Note.

On January 19, 2015, Michal Handerhan, the Company’s Chief Operating Officer loaned the Company $20,000 pursuant to Promissory Notes (the “Handerhan Note”).  The Handerhan Note bears interest at the rate of 2% per annum and matures on December 31, 2015.  The Handerhan Note may be prepaid, at the option of the Company, without premium or penalty, in whole or in part at any time or from time to time prior to the in maturity. On February 17, 2015, the Company paid back $3,000.

As of March 31, 2015, the Company recorded $290 of accrued interest related to the Allen Note and the Handerhan Note.

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 4,330,000 units (each a “January Unit”) in a private placement (the “January Private Placement”) of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer, each purchased 50,000 January Units in the January Private Placement for $5,000 per executive.

Note 8 – Investment at Cost

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

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet Inc. (“Coin Outlet”) from Eric Grill, Coin Outlet’s CEO, for 701,966 shares of the Company’s Common Stock (“Coin Outlet Investment”). The Company now owns approximately 4.2% of Coin Outlet’s equity and has the ability to own up to 11% upon exercise of its previously issued option and warrant. Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017. (see Note 6)

As of March 31, 2015, the Company assessed the carrying amount of this investment for potential impairment and determined that this investment is not recoverable due to uncertainties regarding the stability of digital currency markets and steady price decline in the US dollar equivalent of Bitcoins throughout 2015.  The Bitcoin Price Index was $319.70 and $243.39 as of December 31, 2014 and March 31, 2015, respectively. Total impairment was $254,433 for the Coin Outlet Note and Coin Outlet Investment. The fair value of investment was measured under Level 3 on a non-recurring basis.

Note 9 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2015 and December 31, 2014:

	Fair value measured at March 31, 2015
	Total carrying value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital Currencies	$19,944	$19,944	$-	$-

Liabilities:
Derivative Liabilities	$1,879,220	$-	$-	$1,879,220

	Fair value measured at December 31, 2014
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital Currencies	$16,040	$16,040	$-	$-

Derivative liabilities as of March 31, 2015 consists of Unit warrants with call provision and most favored nation that was issued on January 19, 2015 in connection with the Company’s financing.

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2015.

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

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2015:

Balance - January 1, 2015	$-
Fair value of derivative liability on date of issuance (January 19, 2015)	952,600
Change in fair value of derivative liability	926,620
Balance - March 31, 2015	$1,879,220

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2015 is as follows:

	January 19, 2015	March 31, 2015
Date of valuation
Fair value of Common Stock	$0.08	$0.23
Dividend yield (per share)	0.00%	0.00%
Strike price	$0.10	$0.10
Volatility (annual)	108.44%	107.90%
Risk-free rate	1.29%	1.37%
Expected life (years)	5.0	4.8

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

Note 10 – Stock Based Compensation

Compensation expense for all stock-based awards is measured on the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. The Company estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures in compensation expense recognized. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Stock-based compensation expense was $1,369,376 and $1,343,794 for the three months ended March 31, 2015 and 2014, respectively.

Stock Option Activity

There is no stock option activities during the three months ended March 31, 2015.

The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised. There are 12,450,000 options outstanding as of March 31, 2015, and none of those are exercisable. The outstanding options had weighted average exercise price of $0.10 and intrinsic value of $0.23. There is $4,142,896 of unrecognized compensation cost as of March 31, 2015, and will be amortized in 0.85 – 2 years.

Note 11 – Commitments and Contingencies

The Company has an operating sub-lease agreement ending on May 31, 2015 for its headquarters in Arlington, Virginia. Prepaid expenses include $24,073 of fixed minimum lease payment that is prepaid through May 31, 2015.

On January 28, 2015, BTCS Digital Manufacturing a wholly owned subsidiary of the Company entered into a commercial lease agreement (the “Lease”). The term of the Lease commenced on January 28, 2015 and ends on January 25, 2017. The annual rental fee for the first and second year will be $58,271 and $66,750, respectively. The Company also has the option to purchase the property during the second year of the Lease term for a purchase price of $775,000 less the $10,000 security deposit and all lease payments.

Note 12 – Subsequent Events

On April 20, 2015, the Company sold an aggregate of 7,708,342 Units (each a “April Unit”) of its securities in a private placement (the “April Private Placement”) to certain investors (the “Investors”) at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). The April Units are subject to a “Most Favored Nations” provision issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share (such, issuance, a “Lower Price Issuance”), subject to certain customary exceptions. Furthermore, the exercise price of the April Warrants is subject to certain price protection provisions for a period of twenty four months in the event the Company issues a Lower Price Issuance such that the Company shall lower the April Warrant exercise price to the price that is the product of: (i) one hundred and twenty five percent (125%), and (ii) the issuance price of the Lower Price Issuance.

The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the volume weighted average price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day.

The Company has undertaken, pursuant to the registration rights agreement (the “Registration Rights Agreement”) between the Company and each of the Investors to file a registration statement to register the shares of Common Stock issued as part of the April Units and issuable upon exercise of the April Warrants issued in the April Private Placement, within forty five days following the Closing Date, to have such registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty days from such filing date and to maintain the effectiveness of the registration statement until all of the Common Stock and Conversion Shares, have been sold or are otherwise able to be sold pursuant to Rule 144. In the event the Company fails to file within the forty five day period or have such registration statement declared effective within the one hundred and twenty day period, the Company is obligated to pay liquidated damages to the Investors for every thirty days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 66,667 April Units for $20,000 per executive in the April Private Placement.

On April 20, 2015, the Company issued an aggregate of 418,716 shares of Common Stock to its advisory board members.  Each of the nine members of the advisory board members received 46,524 shares of common stock.  The shares were issued pursuant to independent contractor agreements between the advisory board members and the Company dated October 1, 2014.

On April 22, 2015, the Company issued 83,000 shares of Common Stock at a per share price of $0.31 to Chord Advisors, LLC (“Chord”). The shares were issued pursuant to a conversion agreement (the “Conversion Agreement”) for an aggregate conversion amount of $25,730. The conversion amount was in consideration for financial advisory services.

On April 24, 2015, the Company issued of 32,258 shares of Common Stock at a per share price of $0.31 to Chord. The shares were issued pursuant to a conversion agreement (the “Conversion Agreement”) for an aggregate conversion amount of $10,000. The conversion amount was in consideration for financial advisory services in connection with derivative liability accounting.

On May 4, 2015, the Company issued of 16,129 shares of Common Stock at a per share price of $0.31 to Chord. The shares were issued pursuant to a conversion agreement (the “Conversion Agreement”) for an aggregate conversion amount of $5,000. The conversion amount was in consideration for financial advisory services in connection with derivative liability accounting.

On May 4, 2015, the Company repaid $10,000 in principal of the promissory note issued to Michal Handerhan, the Company’s Chief Operating Officer, on January 19, 2015. The remaining balance of the promissory note, including principal and accrued interest is $7,108.

On May 8, 2015, the Company paid in full the remaining balance of the promissory note issued to Charles Allen, the Company’s Chief Executive Officer on December 18, 2014, including $4,990 in principal and $48 in accrued interest.

On May 12, 2015, the Company agreed to convert accrued and unpaid salaries owed to Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer (collectively the “Employees”) into shares of Common Stock pursuant to conversion agreements (collectively, the “Salary Conversion Agreements”). The Company recorded $27,000 accrued salaries as of March 31, 2015. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50.

On May 12, 2015, Bitcoin Shop, Inc. (the “Company”) entered into a Series B Preferred Share Purchase Agreement (the “Share Purchase Agreement”) and the Management Rights Letter (the “Rights Letter”) with Spondoolies Tech Ltd. (“Spondoolies”) a Bitcoin equipment manufacturer, by way of a joinder agreement (the “Joinder Agreement”) pursuant to which the Company purchased 29,092 Series B Preferred Shares of Spondoolies (the “Series B Shares”) for an aggregate purchase price of $1,500,000 (the “Investment”). After giving effect to the Investment, the Company owns approximately 6.6% of Spondoolies’ equity on a fully diluted basis. The Series B Preferred Shares are convertible into Spondoolies’ ordinary shares by dividing the original issuance price of the Series B Preferred Shares ($51.56) by the initial conversion price ($51.56) (the “Conversion Price”). Until Spondoolies consummates a “Qualified IPO” (as defined substantially as an initial firm commitment underwritten public offering of Spondoolies’ ordinary shares with net proceeds to Spondoolies of not less than $40 million), the Series B Preferred shares are subject to anti-dilution protection in the event Spondoolies issues ordinary shares or securities convertible into or exercisable for ordinary shares at a price per share or conversion or exercise price per share which shall be less than Conversion Price then in effect, subject to certain customary exceptions. The Conversion Price is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Series B Shares are also entitled to certain preemptive rights, and a liquidation preference in the event of dissolution of Spondoolies. The Series B Preferred Shares are automatically convertible into ordinary shares of Spondoolies upon the occurrence of a Qualified IPO. In connection with the Company’s purchase of the Series B Preferred Shares, the Company and Spondoolies executed the Rights Letter which provided the Company with certain rights, including inspection rights, and information rights with respect to Spondoolies financial statements, appurtenant to the Investment.

On May 12, 2015, the Company and Spondoolies entered into a letter agreement (the “Letter Agreement”) to clarify and expand upon certain terms related to a proposed merger (“Proposed Merger”) contained in the LOI. Under the terms of the Letter Agreement, Spondoolies agreed to provide to the Company: (i) certain exclusivity rights for a period of nine months (the “Term”) with respect to any proposals or offers from, or enter into any agreements with, any third party relating to (a) any investment in, or acquisition of, equity interests of Spondoolies or (b) any possible sale or other disposition of all or any material portion of assets of Spondoolies; (ii) a breakup fee of $50,000 payable by Spondoolies, if the Proposed Merger is not consummated during the Term as a result of certain circumstances; (iii) a breakup fee of $1,000,000 if the Proposed Merger is not consummated because the approval of Spondoolies’ board of directors or shareholders for the Proposed Merger is not obtained and a competing deal is consummated, during the Term; and (iv) Spondoolies agreed to continue to sell its products to the Company for a period of 3 years, if the Proposed Merger is not consummated and Spondoolies continues to design and manufacture ASIC digital currency mining hardware.

On May 13, 2015, the Company paid in full the remaining balance of the promissory note issued to Michal Handerhan, the Company’s Chief Operating Officer, on January 19, 2015, including $7,000 in principal and $108 in accrued interest.

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

Transaction Verification Service Business (bitcoin mining)

We believe that we can establish and expand a low cost transaction verification services business (bitcoin mining) and believe this will provide revenue growth and synergies with our platform development efforts. In January 2015, we entered into a two year lease for an 83,000 square foot facility. Additionally we have the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments. With minimal improvements, the new facility is anticipated to handle over 10 megawatts (mw) of power and can potentially house up to 40,000 TH/s of mining servers.

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

 Beta Secure Storage Solution (digital wallet)

Our secure bitcoin storage solution (digital wallet), which is currently in invitation only beta, offers a secure way for users to store their bitcoins. Our beta digital wallet is built on Bitvault Inc.’s technology, which operates under the Gem brand (“Gem”) and utilizes a multi-signature solution to secure every transaction with three keys. Every transaction requires valid signatures from at least two of the following three keys: 1. BTCS cosigning key, 2. Primary Key, and 3. Offline Backup Key. Our Company and/or Gem will only be in possession of the BTCS cosigning key and therefore will not be in control of or a custodian of user funds. Our beta digital wallet also utilized two-factor-authentication provided by Authy, a leading security solution firm, to limit unauthorized access. We are currently working to integrate our wallet and ecommerce marketplace to share one user login as well as seeking out a user interface developer to improve the overall continuity of our platform. Additionally we are working on developing a digital wallet Android application.

Strategic Partnerships

We have partnered with and invested in four digital currency companies (collectively referred to herein as our “Partner Companies”) to further our efforts to build a universal digital currency platform. We have integrated with GoCoin and Gem. Coin Outlet Inc. manufactures and operates AML/KYC compliant bitcoin ATM's with two-way transaction functionality. Gem offers a secure software development toolkit for companies to develop multi-signature storage solutions to store bitcoin. Express Technologies Inc.’s.service enables consumers a method to access and buy bitcoin and various other altcoins. GoCoin is an international payment platform enabling online and retail merchants a way to accept bitcoin, litecoin and dogecoin as payment methods.

Blockchain Technologies and Other Growth Initiatives

We are also keenly focused on other blockchain technologies.  Since the most prominent use case for blockchain technologies is digital currencies (or more specifically, bitcoin), it remains our core focus.  Nonetheless, we anticipate continuing to evaluate other blockchain technology opportunities, as well as technologies that are complementary to our business strategy in an effort to minimize risks and enhance shareholder value.   This will include evaluating opportunities that diversify our revenue streams, provide other consumer services and provide on-ramps for new users.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table reflects our operating results for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Revenues
E-commerce	$1,038	$3,974
Transaction verification services	36,630	-
Total revenues	37,668	3,974
Power and mining expenses	(16,943)	-
Gross profit	20,725	3,974

Operating expenses:
Marketing	578	17,897
General and administrative	1,606,947	1,546,821
Impairment loss	254,433	-
Total operating expenses	1,861,958	1,564,718

Net loss from operations	(1,841,233)	(1,560,744)

Other income (expenses):
Fair value adjustments for warrant liabilities	(926,620)	109,000
Inducement expense	(58,380)
Interest expenses	(3,499)	-
Loss on issuance of Units	(519,600)	-
Other expenses	(214)	-
Total other (expenses) income	(1,508,313)	109,000

Net loss	$(3,349,546)	$(1,451,744)

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $37,668 and $3,974, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website and through fees earned from our transaction verification service business. The increase of $33,694 or 243.6% is a result of fees earned from our transaction verification service business which accounted for 97.3% of our revenue for the three months ended March 31, 2015.

Power and Mining Expenses

Power and mining expenses for the three months ended March 31, 2015 and 2014 were $16,943 and $0, respectively. The increase in the Power and mining expenses is the result of electric costs and miner commissions for our transaction verification services business.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were $1,861,958 and $1,564,718, respectively. The increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses. General and administrative expense was higher primarily due to increases in stock based compensation of $25,582 and services expenses of $136,716.

Inducement Expense

During the quarter ended March 31, 2015, we recognized an inducement expense of $58,380. The inducement expense was related to conversion of accounts payable to common stock, par value $0.001 per share (the “Common Stock”) to multiple vendors in connection with the extinguishment of accounts payable.

Loss on issuance of January Units

On January 19, 2015 (the “Closing Date”), we sold an aggregate of 4,330,000 Units (each a “January Unit”) in a private placement (the “January Private Placement”) of its securities to certain investors (the “Investors”) at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share (“January Warrant”). The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. The fair value of the January Units was $952,600 on the issuance date, and we recorded a loss of $519,600.

Fair Value Adjustments for Derivative Liabilities

During the quarter ended March 31, 2015, we recognized a loss on derivative liabilities of $926,620, due to the change in fair value of warrants sold in the January Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the January Private Placement in the event the Company issues Common Stock. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation.

Other Expenses

Other expenses for the three months ended March 31, 2015 and 2014, was $214 and $0, respectively.

Liquidity and Capital Resources

At March 31, 2015, we had current assets of $62,057 and current liabilities of $2,137,721, rendering a deficit of working capital of $2,075,664.

Our cash balance at March 31, 2015 was $3,697. Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. Our sources of cash during the three months ended March 31, 2015 have primarily come from the $433,000 Private Placement financing received on January 19, 2015. Our future operating results may be affected by a number of factors including the success of our ecommerce platform, and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, additional software development costs, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used $101,367 in cash for the three months ended March 31, 2015.  The sources of cash from operating activities comprised primarily of $3,177,162 of net non-cash charges and a $68,091 decrease in accounts payable.  The uses of cash from operating activities primarily comprised of a net loss of $3,349,546, an $8,238 decrease in prepaid expenses, and $5,312 increase in digital currencies.

Our investing activities used $389,839 in cash for the three months ended March 31, 2015.

Our financing activities provided cash of $489,500 for the three months ended March 31, 2015.

On January 19, 2015, the Company sold an aggregate of 4,330,000 January Units in the January Private Placement of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share. The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and limited resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●

As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

●	Difficulty applying complex accounting principles.

Remediation Plan

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

On the Closing Date, the Company sold an aggregate of 4,330,000 January Units in the January Private Placement of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share. The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0.

Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer each purchased 50,000 January Units in the January Private Placement for $5,000 per executive.

On January 23, 2015, the Company purchased 100 Spondoolies S35 digital currency mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $223,500 (“Purchase Price”) pursuant to a purchase order agreement. $25,000 of the total Purchase Price was paid in the form of 250,000 shares of the Company’s Common Stock.

On January 26, 2015, the Company entered into a Share Redemption Agreement and Release with Charles Kiser, its Executive Vice President pursuant to which Mr. Kiser agreed to return an aggregate of 250,000 shares of the Company’s Common Stock, held by him to the Company for cancellation in consideration for an aggregate payment of $2,500.

On February 20, 2015, the Company issued 55,693 shares of Common Stock at a price of $0.26 to purchase hardware from a seller for $14,480.

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

During the quarter ended March 31, 2015, the Company converted 2,200,000 shares of Series C Preferred Stock to 2,200,000 shares of Common Stock. This conversion was in accordance with the original terms of the Series C Preferred Stock agreement.

During the quarter ended March 31, 2015, the Company converted accounts payable due to certain vendors of $143,694 into 552,669 shares of Common Stock. In addition to Common Stock issued, the Company also granted “Conversion Price Protection” to each vendor. For one year after the date of conversion if the Company issues any equity or an equity-linked security at a price less than $0.26 per share it will result in the issuance of additional Common Stock in an amount equal to an amount such that total number of shares issued to the vendors will be equal to the number of shares that would have been issued had the accounts payable been converted at the subsequent lower offering price. The fair value of the Common Stock on the grant date with “Conversion Price Protection” was $202,207.

The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Rule 506 thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures.

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer

32	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitcoin Shop, Inc.
May 20, 2015
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

