Form 10-Q
period 2015-06-30
BTCS Inc.
filed 2015-08-14
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 North Moore Street, Suite # 700 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 764-1084

(Former name, former address and former fiscal year, if changed since last report.)

Bitcoin Shop Inc.

1901 North Fort Myer Drive, Suite #1105

Arlington, VA 22209

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, there were 157,108,508 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

PART I - FINANCIAL INFORMATION

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Current assets:
Cash	$303,240	$5,403
Digital currencies	46,100	16,040
Prepaid expense and other current assets	54,577	46,654
Total current assets	403,917	68,097

Other assets:
Property and equipment, net	497,558	190,190
Investment	1,500,000	-
Websites	8,653	10,700
Deposits	61,515	4,815
Total other assets	2,067,726	205,705

Total Assets	$2,471,643	$273,802

Liabilities and Stockholders’ (Deficit)/Equity:
Accounts payable and accrued expense	$143,101	$258,130
Short term loan from related party	-	7,990
Short term loan	45,000	-
Derivative liability	3,512,836	-
Total current liabilities	3,700,937	266,120

Stockholders’ (deficit)/equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:	-
Series C Convertible Preferred: 0 and 2,200,000 shares issued and outstanding, respectively Liquidation preference $0.001 per share	-	2,200
Common stock, 975,000,000 shares authorized at $0.001 par value, 169,721,077 and 153,186,804 shares issued and outstanding, respectively	169,721	153,187
Treasury stock, at cost, 13,000,000 and 12,750,000 shares at June 30, 2015 and December 31, 2014, respectively	(4,991)	(2,491)
Additional paid in capital	17,945,259	14,594,677
Accumulated deficit	(19,339,283)	(14,739,891)
Total stockholders’ (deficit)/equity	(1,229,294)	7,682

Total Liabilities and stockholders’ (deficit)/equity	$2,471,643	$273,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
E-commerce	$5,252	$4,912	$6,290	$130,180
Transaction verification services	139,123	-	175,753	-
Total revenues	144,375	4,912	182,043	130,180
Power and mining expenses	(60,342)	-	(77,285)	(113,894)
Gross profit	84,033	4,912	104,758	16,286

Operating expenses:
Marketing	$3,461	45,559	4,039	63,456
General and administrative	2,047,140	2,622,930	3,654,087	4,177,151
Impairment loss	-	-	254,433	-
Total operating expenses	2,050,601	2,668,489	3,912,559	4,240,607

Net loss from operations	(1,966,568)	(2,663,577)	(3,807,801)	(4,224,321)

Other income (expenses):
Fair value adjustments for warrant liabilities	1,250,572	95,957	323,952	204,957
Inducement expense	-	-	(58,380)	-
Interest expenses	(2,283)	-	(5,782)	-
Fair value change on issuance of Units	(531,311)	-	(1,050,911)	-
Other expenses	(256)	-	(470)	-
Total other (expenses) income	716,722	95,957	(791,591)	204,957

Net loss	$(1,249,846)	$(2,567,620)	$(4,599,392)	$(4,019,364)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	167,874,601	137,582,162	162,971,575	124,520,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ (Deficit)/Equity

(Unaudited)

	Series C Convertible						Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2015	2,200,000	$2,200	153,186,804	$153,187	(12,750,000)	$(2,491)	$14,594,677	$(14,739,891)	$7,682
Issuance of private placement units for cash	-	-	12,038,342	12,038	-	-	(12,038)	-	-
Common stock repurchase	-	-	-	-	(250,000)	(2,500)	-	-	(2,500)
Conversion of Serise C Convertible Preferred to common stock	(2,200,000)	(2,200)	2,200,000	2,200	-	-	-	-	-
Issuance of common stock for asset purchase	-	-	351,193	351	-	-	48,275	-	48,626
Conversion of accounts payable to common stock	-	-	824,056	824	-	-	246,100	-	246,924
Inducement expenses associated with conversion of accounts payable to common stock	-	-	-	-	-	-	58,380	-	58,380
Issuance of common stock for investment	-	-	701,966	702	-	-	153,731	-	154,433
Issuance of common stock for advisory board services	-	-	418,716	419	-	-	102,166	-	102,585
Stock based compensation	-	-	-	-	-	-	2,753,968	-	2,753,968
Net loss	-	-	-	-	-	-	-	(4,599,392)	(4,599,392)
Balance June 30, 2015	-	$-	169,721,077	$169,721	$(13,000,000)	$(4,991)	$17,945,259	$(19,339,283)	$(1,229,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Net Cash flows used from operating activities:
Net loss	$(4,599,392)	$(4,019,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	115,791	2,657
Stock based compensation	2,753,968	3,567,163
Change in fair value of digital currencies	(7,476)	3,749
Issuance of common stock for services	102,585	-
Issuance of derivative liability warrants for services	40,377	-
Loss on issuance of Units	1,050,911	-
Fair value adjustments for warrant liabilities	(323,952)	(204,957)
Inducement expenses	58,380	-
Impairment loss	254,433	-
Changes in operating assets and liabilities:
Digital currencies	(22,584)	2,267
Prepaid expense	26,182	(105,601)
Deposits on purchase of virtual currencies	-	(250,000)
Other current asset	(34,105)	(2,175)
Accounts payable	131,895	209,823
Customer deposits	-	(4,263)
Net cash used in operating activities	(452,987)	(800,701)

Net cash used in investing activities:
Purchase of intangible assets	-	(13,032)
Purchase of property and equipment	(375,603)	(89,289)
Sale of property and equipment	3,117	-
Deposits	(56,700)	(4,815)
Investments at cost	(1,600,000)	(200,000)
Net cash used in investing activities	(2,029,186)	(307,136)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	-	8,000
Common stock repurchase	(2,500)	-
Net proceeds from issuance of Private Placement Units	2,695,500	1,813,000
Net proceeds from issuance of Private Placement Units from related party	50,000	-
Proceeds from short term loan	45,000	-
Payment on short term loan from related party	(7,990)	-
Net cash provided by financing activities	2,780,010	1,821,000

Net increase in cash	297,837	713,163
Cash, beginning of period	5,403	9,052
Cash, end of period	$303,240	$722,215

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred to common stock	$-	$34,132
Conversion of Serise C Convertible Preferred to common stock	$2,200	$-
Issuance of common stock for asset purchase	$48,626	$-
Reclassification of derivative liability warrant to additional paid in capital	$-	$22,282
Conversion of accounts payable to common stock	$246,924	$-
Issuance of common stock for investment	$154,433	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada Corporation (the “Company”) in February 2014 entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is building a diversified company with operations in the blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy, access to its ecommerce site, and launching an invite only beta version of its multi-sig secure storage solution (digital wallet).

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

The Company is an early entrant in the blockchain and digital currency markets and one of the first U.S. publicly traded companies to be involved with digital currencies. The Company aims to enable users to engage in the digital currency ecosystem through one point of access - a universal digital currency platform. The Company plans to design and build this platform under the brand “Blockchain Technology Consumer Solutions,” or “BTCS.” The Company currently operates a beta ecommerce marketplace which already accepts a variety of digital currencies, has designed a beta secure digital currency storage solution BTCS Wallet, and has been expanding its transaction verification services business, recently adding servers capable of generating bitcoins (i.e. bitcoin mining). In the short term, the Company believes its transaction verification services business will be a growing source of revenue for it.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2014.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but had limited operating activities to date. The Company has financed its operations from inception using proceeds received from capital contributions made by its members and proceeds in financing transactions. On January 19, 2015, the Company raised $433,000 of capital in a private placement transaction, $20,000 of capital through the issuance of promissory note to Michal Handerhan, the Company’s Chief Operating Officer, and $45,000 of capital through the issuance of promissory note to a third party. On April 20, 2015, the Company raised $2,312,500 of capital in a private placement transaction. Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

The Company used approximately $0.5 million of cash in its operating activities for the six months ended June 30, 2015. The Company incurred a $4.6 million net loss for the six months ended June 30, 2015. The Company had cash of $0.3 million and a working capital deficiency of approximately $3.3 million at June 30, 2015. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

The Company continues to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While the Company continues to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future, and

●	increasing revenue from its transaction verification services business.

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

The Company generates revenue by performing computer processing activities for bitcoin generation. In the digital-currency industry such activity is generally referred to as Transaction Verification Services or bitcoin mining. The Company receives consideration for performing such transaction verification activities in the form of bitcoins. Revenue is recorded upon the actual receipt of bitcoins.

Expenses consist of utilities paid to cover our electric costs, rent for our facility and personnel to run our facility. The expenses related to our Transaction Verification Services activities are affected by the level of activities and not the ultimate generation of bitcoins. The Company expenses these costs as they are incurred.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three months and six months ended June 30, 2015 because their effect was anti-dilutive:

As of
June 30, 2015
Stock options	12,450,000
Warrants	22,991,679
Excluded potentially dilutive securities	35,441,679

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. As of June 30, 2015, the Company adopted ASU 2015-03 and such adoption did not have any impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues, when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective the first quarter of 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 - Property and Equipment

Property and equipment consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Equipment	$112,909	$14,189
Computer	3,086	3,469
Leasehold improvement	71,875	-
Transaction verification servers	445,791	194,891
	633,661	212,549
Accumulated depreciation	(136,103)	(22,359)
Property and equipment, net	$497,558	$190,190

During the quarter ended June 30, 2015, the Company incurred $71,876 leasehold improvement cost for the facilities in North Carolina. The lease commenced on January 28, 2015. The cost of leasehold improvement and office equipment are recorded at cost and depreciated using the straight-line method over the lease period of 2 years.

Depreciation expense is $67,144 and $290 for the three months ended June 30, 2015 and 2014, respectively, and $113,744 and $623 for the six months ended June 30, 2015 and 2014, respectively.

Note 6 - Shareholders’ Equity

Common Stock

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 4,330,000 units (each a “January Unit”) in a private placement (the “January Private Placement”) of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share (“January Warrant”). The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the January Units was $952,600 ($649,500 attributed to the unit warrants, and $303,100 attributed to the derivative liability component with “Most Favored Nations” Provision), and as such the Company recorded a fair value change on issuance of January Unit of $519,600 for the six months ended June 30, 2015. (see FN 9 for assumptions)

On January 23, 2015, the Company purchased 100 Spondoolies S35 digital currency mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $223,500 (the “Purchase Price”) pursuant to a purchase order agreement (the “Purchase Agreement”). $25,000 of the total Purchase Price was paid in the form of 250,000 shares of the Company’s common Stock.

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

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet from Eric Grill, Coin Outlet’s CEO, for 701,966 shares of the Company’s Common Stock. The Company now owns approximately 4.2% of Coin Outlet’s equity and has the ability to own up to 11% upon exercise of the Company’s previously issued option and warrant. Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any of his shares until after February 5, 2017. The Company assessed impairment for the Coin Outlet investment and determined that this investment is not recoverable and as such fully impaired it due to the steady price decline in Bitcoins throughout 2015. The Bitcoin Price Index was $319.70 and $243.39 as of December 31, 2014 and March 31, 2015, respectively. Total impairment was $154,433 for Coin Outlet.

During the six months ended June 30, 2015, preferred stockholders converted 2,200,000 shares of Series C Preferred Stock to 2,200,000 shares of Common Stock. This conversion was in accordance with the original terms of the Series C Preferred Stock agreement.

During the six months ended June 30, 2015, the Company converted accounts payable due to certain vendors of $143,694 into 552,669 shares of Common Stock. In addition to common shares issued, the Company also granted “Conversion Price Protection” to each vendor. For one year after the date of conversion if the Company issues any equity or an equity-linked security at a price less than $0.26 per common share it will result in the issuance of additional Common Stock in an amount equal to an amount such that total number of shares issued to the vendors will be equal to the number of shares that would have been issued had the accounts payable been converted at the subsequent lower offering price. The fair value of the Common Stock on each of the issuance dates with “Conversion Price Protection” was $202,074. The Company recorded $58,380 of inducement expense associated with the issuance of the common shares (based upon a monte-carlo simulation). A summary of quantitative information with respect to valuation methodology for the six months ended June 30, 2015 is as follows:

Date of valuation	February 18, 2015	February 18, 2015	March 5, 2015
Fair value of Common Stock	$0.32	$0.32	$0.24
Dividend yield (per share)	0	0	0
Strike price	$0.26	$0.26	$0.26
Volatility (annual)	123.36%	123.36%	124.56%
Risk-free rate	0.23%	0.23%	0.25%
Expected life (years)	5	5	5

On April 20, 2015 (the “Closing Date”), the Company sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per January Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 66,667 April Units for $20,000 per executive in the April Private Placement. The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $2,843,811 ($1,878,957 attributed to the unit warrants, and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision), and as such the Company recorded a fair value change on issuance of April Unit of $531,311 for the six months ended June 30, 2015. (see FN 9 for assumptions)

On April 20, 2015, the Company issued an aggregate of 418,716 shares of Common Stock to its advisory board members. Each of the nine members of the advisory board members received 46,524 shares of common stock. The fair value of the Common stock on the issuance date was $102,585.

On May 12, 2015, the Company agreed to convert accrued and unpaid salaries owed to Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer (collectively the “Employees”) into shares of Common Stock pursuant to conversion agreements (collectively, the “Salary Conversion Agreements”). The Company recorded $25,000 accrued salaries as of March 31, 2015. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50.

During the six months ended June 30, 2015, the Company issued total 171,387 shares of Common Stock at a per share price of $0.31 to certain vendors. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $53,230. The conversion amount was in consideration for advisory services.

On June 16, 2015, the Company issued 45,500 shares of Common Stock to a vendor for construction works provided in our North Carolina facility. The fair value of the Common Stock on the issuance date was $9,146, and was capitalized as leasehold improvement.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2015:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2014	875,000	$0.10
Issuance of warrants with Units - January 19, 2015*	10,825,000	0.10
Issuance of warrants with Units -April 20, 2015*	10,791,679	0.37
Issuance of warrants for services**	500,000	0.31
Outstanding as of June 30, 2015	22,991,679	$0.23

* The warrants contain most favor nation and call provision and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period. (See FN 9)

** The warrants contain a call provision and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period. (See FN 9)

Demand Registration Rights.

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

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At June 30, 2015, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable.

Note 7 - Related Party Transactions

On December 18, 2014, Charles Allen, the Company’s Chief Executive Officer contributed $7,990 of brand new digital currency mining hardware at cost in exchange for a promissory note (the “Allen Note”). The Allen Note bears interest at a rate of 2% per year and is due on December 31, 2015. The Allen Note may be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to the Allen Note maturity. On February 10, 2015, the Company paid back $3,000 on the Allen Note. On May 8, 2015, the Company paid in full the remaining balance of the promissory note issued to Charles Allen, including $4,990 in principal and $48 in accrued interest.

On January 19, 2015, Michal Handerhan, the Company’s Chief Operating Officer loaned the Company $20,000 pursuant to Promissory Notes (the “Handerhan Note”). The Handerhan Note bears interest at the rate of 2% per annum and matures on December 31, 2015. The Handerhan Note may be prepaid, at the option of the Company, without premium or penalty, in whole or in part at any time or from time to time prior to the Handerhan Note maturity. On February 17, 2015, the Company paid back $3,000. On May 4, 2015, the Company repaid $10,000 in principal of the promissory note issued to Michal Handerhan. On May 13, 2015, the Company paid in full the remaining balance of the promissory note issued to Michal Handerhan, including $7,000 in principal and $108 in accrued interest.

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

On April 20, 2015 (the “Closing Date”), the Company sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 66,667 April Units for $20,000 per executive in the April Private Placement.

Note 8 - Investment at Cost

Coin Outlet

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

Spondoolies

On May 12, 2015, the Company entered into a Series B Preferred Share Purchase Agreement (the “Share Purchase Agreement”) and the Management Rights Letter (the “Rights Letter”) with Spondoolies Tech Ltd. (“Spondoolies”) a Bitcoin equipment manufacturer, by way of a joinder agreement (the “Joinder Agreement”) pursuant to which the Company purchased 29,092 Series B Preferred Shares of Spondoolies (the “Series B Shares”) for an aggregate purchase price of $1,500,000 (the “Investment”). After giving effect to the Investment, the Company owns approximately 6.6% of Spondoolies’ equity on a fully diluted basis. The Series B Preferred Shares are convertible into Spondoolies’ ordinary shares by dividing the original issuance price of the Series B Preferred Shares ($51.56) by the initial conversion price ($51.56) (the “Conversion Price”). Until Spondoolies consummates a “Qualified IPO” (as defined substantially as an initial firm commitment underwritten public offering of Spondoolies’ ordinary shares with net proceeds to Spondoolies of not less than $40 million), the Series B Preferred shares are subject to anti-dilution protection in the event Spondoolies issues ordinary shares or securities convertible into or exercisable for ordinary shares at a price per share or conversion or exercise price per share which shall be less than Conversion Price then in effect, subject to certain customary exceptions. The Conversion Price is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Series B Shares are also entitled to certain preemptive rights, and a liquidation preference in the event of dissolution of Spondoolies. The Series B Preferred Shares are automatically convertible into ordinary shares of Spondoolies upon the occurrence of a Qualified IPO. In connection with the Company’s purchase of the Series B Preferred Shares, the Company and Spondoolies executed the Rights Letter which provided the Company with certain rights, including inspection rights, and information rights with respect to Spondoolies financial statements, appurtenant to the Investment.

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

Note 9 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2015 and December 31, 2014:

	Fair value measured at June 30, 2015
	Total carrying value at June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital Currencies	$46,100	$46,100	$-	$-

Liabilities:
Derivative Liabilities	$3,512,836	$-	$-	$3,512,836

	Fair value measured at December 31, 2014
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital Currencies	$16,040	$16,040	$-	$-

Derivative liabilities as of June 30, 2015 consists of Unit warrants with call provision and most favored nation that was issued on January 19, 2015 and April 20, 2015 in connection with the Company’s financing, and advisory warrants issued on June 16, 2015 with call provision.

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2015.

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

Changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2015:

Balance - January 1, 2015	$-
Fair value of derivative liability on date of issuance (January 19, 2015)	952,600
Fair value of derivative liability on date of issuance (April 20, 2015)	2,843,811
Fair value of derivative liability on date of issuance (June 16, 2015)	40,377
Change in fair value of derivative liability	(323,952)
Balance - June 30, 2015	$3,512,836

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2015 is as follows:

Date of valuation	January 19, 2015	March 31, 2015
Fair value of Common Stock	$0.08	$0.23
Strike price	$0.10	$0.10
Volatility (annual)	108%	108%
Risk-free rate	1.3%	1.4%
Expected life (years)	5.0	4.8
Dividend yield (per share)	0	0

Date of valuation	April 16, 2015	June 16, 2015	June 30, 2015
Fair value of Common Stock	$0.24	$0.20	$0.18
Strike price	$0.38	$0.31	$0.1-$0.38
Volatility (annual)	160%	113%	113%
Risk-free rate	1.3%	0.5%	0.5%-1.6%
Expected life (years)	5.0	1.5	1.4-4.8
Dividend yield (per share)	0	0	0

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

Note 10 - Stock Based Compensation

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

Stock-based compensation expense was $2,753,968 and $3,567,163 for the six months ended June 30, 2015 and 2014, respectively.

Stock Option Activity

There is no stock option activities during the six months ended June 30, 2015.

The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised. There are 12,450,000 options outstanding as of June 30, 2015, and none of those are exercisable. The outstanding options had weighted average exercise price of $0.10 and intrinsic value of $0.08. There is $2,758,304 of unrecognized compensation cost as of June 30, 2015, and will be amortized in 0.5 - 2 years.

Note 11 - Commitments and Contingencies

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

On May 28, 2015 the Company entered an operating sub-lease agreement ending on May 31, 2016 for its headquarters in Arlington, Virginia. Prepaid expenses include $12,000 of fixed minimum lease payment that is prepaid through May 31, 2016.

Note 12 - Subsequent Events

On July 1, 2015, the Company issued 50,000 shares of Common Stock to a consultant for investor relations services.

On July 2, 2015, the Company entered into Option Cancellation and Release Agreements (each, a “Cancellation Agreement”) with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Company Option Holders”) pursuant to which Mr. Allen and Mr. Handerhan agreed to return to the Company for cancellation, options to purchase up to 9,500,000 and 2,950,000 shares respectively (or 12,450,000 shares in the aggregate) of the Company’s Common Stock, par value $0.001 per share, with an exercise price of $0.10.

On July 23, 2015, the Company issued 17,000 shares of Common Stock to a consultant for investor relations services.

On July 23, 2015, the Company issued 370,000 shares of Common Stock to various independent contractors for services provided at our facility in North Carolina.

On July 24, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company merged with its wholly owned subsidiary (the “Merger Sub” and the merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased.

On July 28, 2015, the Company released a press release announcing the Name Change.

In July 2015, we partially released certain former members of our management team from their lock-up agreements dated October 10, 2014 accounting for 2,189,240 shares of Common Stock.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to BTCS Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are an early entrant in the blockchain and digital currency ecosystems and one of the first U.S. publicly traded companies to be involved with digital currencies. We aim to enable users to engage in the digital currency ecosystem through one point of access - a universal digital currency platform. We plan to design and build this platform under the brand “Blockchain Technology Consumer Solutions,” or “BTCS.” We currently operate a beta ecommerce marketplace which already accepts a variety of digital currencies, have designed a beta secure digital currency storage solution BTCS Wallet, and have been expanding our transaction verification services business, recently adding servers capable of generating bitcoins (i.e. bitcoin mining). In the short term, we believe our transaction verification services business will be a growing source of revenue for us.

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

Strategic Partnerships

We have partnered with and invested in five digital currency companies, our Partner Companies, to further our efforts to build a universal digital currency platform. We have integrated with GoCoin. GoCoin is an international payment platform enabling online and retail merchants a way to accept bitcoin, litecoin and dogecoin as payment methods. We have also integrated with Gem. Gem offers a secure software development toolkit for companies to develop multi-signature storage solutions to store bitcoin. We have invested in and currently utilize Spondoolies ASIC servers for our transaction verification services business. We have also invested in Coin Outlet which manufactures and operates AML/KYC compliant bitcoin ATM’s and Expresscoin who’s service enables consumers a method to access and buy bitcoin and various other altcoins.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following table reflects our operating results for the three months ended June 30, 2015 and 2014:

	For the three months ended
	June 30,
	2015	2014
Revenues
E-commerce	$5,252	$4,912
Transaction verification services	139,123	-
Total revenues	144,375	4,912
Power and mining expenses	(60,342)	-
Gross profit	84,033	4,912

Operating expenses:
Marketing	$3,461	45,559
General and administrative	2,047,140	2,622,930
Total operating expenses	2,050,601	2,668,489

Net loss from operations	(1,966,568)	(2,663,577)

Other income (expenses):
Fair value adjustments for warrant liabilities	1,250,572	95,957
Interest expenses	(2,283)	-
Loss on issuance of Units	(531,311)	-
Other expenses	(256)	-
Total other (expenses) income	716,722	95,957

Net loss	$(1,249,846)	$(2,567,620)

Revenues

Revenues for the three months ended June 30, 2015 and 2014 were $144,375 and $4,912, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website and through fees earned from our transaction verification service business. The increase of $139,463 or 2,839.2% is a result of fees earned from our transaction verification service business which accounted for 96.4% of our revenue for the three months ended June 30, 2015.

Power and Mining Expenses

Power and mining expenses for the three months ended June 30, 2015 and 2014 were $60,342 and $0, respectively. The increase in the power and mining expenses is the result of electric costs for our transaction verification services business.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and 2014 were $2,050,601 and $2,668,489, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses. General and administrative expense was lower primarily due to decrease in stock based compensation of $838,776 and offset by an increase in advisory services expenses of $179,810.

Loss on issuance of April Units

On April 20, 2015 (the “Closing Date”), we sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $1,878,957 attributed to the unit warrants, and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision), and as such the Company recorded a loss on issuance of April Unit of $531,311 for the three months ended June 30, 2015.

Fair Value Adjustments for Derivative Liabilities

For the three months ended June 30, 2015, we recognized a gain on derivative liabilities of $1,250,572, due to the change in fair value of warrants sold in the January Private Placement and April Private Placement as a result of a decrease in the market price of our Common Stock, that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the January Private Placement and April Private Placement in the event the Company issues Common Stock. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following table reflects our operating results for the six months ended June 30, 2015 and 2014:

	For the six months ended
	June 30,
	2015	2014
Revenues
E-commerce	$6,290	$130,180
Transaction verification services	175,753	-
Total revenues	182,043	130,180
Power and mining expenses	(77,285)	(113,894)
Gross profit	104,758	16,286

Operating expenses:
Marketing	$4,039	63,456
General and administrative	3,654,087	4,177,151
Impairment loss	254,433	-
Total operating expenses	3,912,559	4,240,607

Net loss from operations	(3,807,801)	(4,224,321)

Other income (expenses):
Fair value adjustments for warrant liabilities	323,952	204,957
Inducement expense	(58,380)	-
Interest expenses	(5,782)	-
Loss on issuance of Units	(1,050,911)	-
Other expenses	(470)	-
Total other (expenses) income	(791,591)	204,957

Net loss	$(4,599,392)	$(4,019,364)

Revenues

Revenues for the six months ended June 30, 2015 and 2014 were $182,043 and $130,180 respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website and through fees earned from our transaction verification service business. The increase of $51,863 or 39.84% is a result of fees earned from our transaction verification service business which accounted for 96.5% of our revenue for the six months ended June 30, 2015.

Power and Mining Expenses

Power and mining expenses for the six months ended June 30, 2015 was $77,285.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 and 2014 were $3,912,559 and $4,240,607, respectively. The decrease in operating expenses over the prior year mostly relates to decrease in stock based compensation of $789,704 in general and administrative, and offset by an increase in impairment loss of $254,433.

Inducement Expense

During the six months ended June 30, 2015, we recognized an inducement expense of $58,380. The inducement expense was related to conversion of accounts payable to Common Stock, to multiple vendors in connection with the extinguishment of accounts payable.

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

Loss on issuance of April Units

On April 20, 2015 (the “Closing Date”), we sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $1,878,957 attributed to the unit warrants and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision, and as such the Company recorded a loss on issuance of April Unit of $531,311 for the six months ended June 30, 2015.

Fair Value Adjustments for Derivative Liabilities

During the six months ended June 30, 2015, we recognized a gain on derivative liabilities of $323,952, due to the change in fair value of warrants sold in the January Private Placement and April Private Placement that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the January Private Placement and April Private Placement in the event the Company issues Common Stock. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation.

Liquidity and Capital Resources

At June 30, 2015, we had current assets of $403,917 and current liabilities of $3,700,937, rendering a deficit of working capital of $3,297,020.

Our cash balance at June 30, 2015 was $303,240. Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. Our sources of cash during the six months ended June 30, 2015 have primarily come from the $433,000 and $2,312,500 Private Placement financing received on January 19, 2015 and April 20, 2015, respectively. Our future operating results may be affected by a number of factors including the success of our ecommerce platform, and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, additional software development costs, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used $452,987 in cash for the six months ended June 30, 2015. The sources of cash from operating activities comprised primarily of $4,045,017 of net non-cash charges, a $26,182 decrease in prepaid expenses, and a $131,895 decrease in accounts payable. The uses of cash from operating activities primarily comprised of a net loss of $4,599,392, $22,584 increase in digital currencies, and $34,105 increase in other current assets which is related to undeposited fund from sale of digital currencies.

Our investing activities used $2,029,186 in cash for the six months ended June 30, 2015.

Our financing activities provided cash of $2,780,010 for the six months ended June 30, 2015.

On January 19, 2015, we sold an aggregate of 4,330,000 January Units in the January Private Placement of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share. The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day.

On April 20, 2015, we sold an aggregate of 7,708,342 Units (each a “April Unit”) of its securities in a private placement (the “April Private Placement”) to certain investors (the “Investors”) at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). The April Units are subject to a “Most Favored Nations” provision issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share (such, issuance, a “Lower Price Issuance”), subject to certain customary exceptions. Furthermore, the exercise price of the April Warrants is subject to certain price protection provisions for a period of twenty four months in the event the Company issues a Lower Price Issuance such that the Company shall lower the April Warrant exercise price to the price that is the product of: (i) one hundred and twenty five percent (125%), and (ii) the issuance price of the Lower Price Issuance.

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

We have undertaken, pursuant to the registration rights agreement (the “Registration Rights Agreement”) between the Company and each of the Investors to file a registration statement to register the shares of Common Stock issued as part of the April Units and issuable upon exercise of the April Warrants issued in the April Private Placement, within forty five days following the Closing Date, to have such registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty days from such filing date and to maintain the effectiveness of the registration statement until all of the Common Stock and Conversion Shares, have been sold or are otherwise able to be sold pursuant to Rule 144. In the event the Company fails to file within the forty five day period or have such registration statement declared effective within the one hundred and twenty day period, the Company is obligated to pay liquidated damages to the Investors for every thirty days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

During the six months ended June 30, 2015, the Company converted 2,200,000 shares of Series C Preferred Stock to 2,200,000 shares of Common Stock. This conversion was in accordance with the original terms of the Series C Preferred Stock agreement.

During the six months ended June 30, 2015, the Company converted accounts payable due to certain vendors of $143,694 into 552,669 shares of Common Stock. In addition to Common Stock issued, the Company also granted “Conversion Price Protection” to each vendor. For one year after the date of conversion if the Company issues any equity or an equity-linked security at a price less than $0.26 per share it will result in the issuance of additional Common Stock in an amount equal to an amount such that total number of shares issued to the vendors will be equal to the number of shares that would have been issued had the accounts payable been converted at the subsequent lower offering price. The fair value of the Common Stock on the grant date with “Conversion Price Protection” was $202,207.

The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Rule 506 thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures .

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

BTCS Inc.
August 14, 2015
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

