Form 10-Q
period 2015-09-30
BTCS Inc.
filed 2015-11-12
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2015, there were 157,400,545 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

(Formerly Bitcoin Shop, Inc.)

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

(Formerly Bitcoin Shop, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Current assets:
Cash	$91,623	$5,403
Digital currencies	61,306	16,040
Prepaid expense and other current assets	22,627	46,654
Total current assets	175,556	68,097

Other assets:
Property and equipment, net	564,205	190,190
Investment	1,500,000	-
Websites	7,364	10,700
Deposits	56,700	4,815
Total other assets	2,128,269	205,705

Total Assets	$2,303,825	$273,802

Liabilities and Stockholders’ (Deficit)/Equity:
Accounts payable and accrued expense	$304,112	$258,130
Short term loan from related party	-	7,990
Short term loan	45,000	-
Derivative liability	3,186,372	-
Total current liabilities	3,535,484	266,120

Stockholders’ (deficit)/equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series C Convertible Preferred: 0 and 2,200,000 shares issued and outstanding, respectively Liquidation preference $0.001 per share	-	2,200
Common stock, 975,000,000 shares authorized at $0.001 par value, 170,198,077 and 153,186,804 shares issued and outstanding, respectively	170,198	153,187
Treasury stock, at cost, 13,000,000 and 12,750,000 shares at September 30, 2015 and December 31, 2014, respectively	(4,991)	(2,491)
Additional paid in capital	21,761,856	14,594,677
Accumulated deficit	(23,158,722)	(14,739,891)
Total stockholders’ (deficit)/equity	(1,231,659)	7,682

Total Liabilities and stockholders’ (deficit)/equity	$2,303,825	$273,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

(Formerly Bitcoin Shop, Inc.)

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
E-commerce	$-	$1,520	$6,290	$17,806
Transaction verification services	169,069	-	344,822	-
Total revenues	169,069	1,520	351,112	17,806
Power and mining expenses	(101,824)	-	(179,109)	-
Gross profit	67,245	1,520	172,003	17,806

Operating expenses:
Marketing	8,347	26,241	12,386	89,697
General and administrative	4,160,461	2,566,486	7,814,548	6,743,637
Impairment loss	-	-	254,433	-
Total operating expenses	4,168,808	2,592,727	8,081,367	6,833,334

Net loss from operations	(4,101,563)	(2,591,207)	(7,909,364)	(6,815,528)

Other income (expenses):
Fair value adjustments for warrant liabilities	286,087	-	610,039	204,957
Inducement expense	-	-	(58,380)	-
Interest (expenses) income	(2,291)	1,709	(8,073)	1,709
Loss on issuance of Units	-	-	(1,050,911)	-
Other expenses	(1,672)	-	(2,142)	-
Total other (expenses) income	282,124	1,709	(509,467)	206,666

Net loss	$(3,819,439)	$(2,589,498)	$(8,418,831)	$(6,608,862)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	170,162,708	151,649,201	165,394,960	133,662,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

(Formerly Bitcoin Shop, Inc.)

Condensed Consolidated Statement of Stockholders’ (Deficit)/Equity

(Unaudited)

	Series C Convertible						Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2015	2,200,000	$2,200	153,186,804	$153,187	(12,750,000)	$(2,491)	$14,594,677	$(14,739,891)	$7,682
Issuance of private placement units for cash	-	-	12,038,342	12,038	-	-	(12,038)	-	-
Common stock repurchase	-	-	-	-	(250,000)	(2,500)	-	-	(2,500)
Conversion of Serise C Convertible Preferred to common stock	(2,200,000)	(2,200)	2,200,000	2,200	-	-	-	-	-
Issuance of common stock for asset purchase	-	-	351,193	351	-	-	48,275	-	48,626
Conversion of accounts payable to common stock	-	-	824,056	824	-	-	246,100	-	246,924
Inducement expenses associated with conversion of accounts payable to common stock	-	-	-	-	-	-	58,380	-	58,380
Issuance of common stock for investment	-	-	701,966	702	-	-	153,731	-	154,433
Issuance of common stock for services	-	-	895,716	896	-	-	188,959	-	189,855
Issuance of warrants for services	-		-	-	-	-	100,000	-	100,000
Stock based compensation	-	-	-	-	-	-	6,383,772	-	6,383,772
Net loss	-	-	-	-	-	-	-	(8,418,831)	(8,418,831)
Balance September 30, 2015	-	$-	170,198,077	$170,198	$(13,000,000)	$(4,991)	$21,761,856	$(23,158,722)	$(1,231,659)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

(Formerly Bitcoin Shop, Inc.)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
Net Cash flows used from operating activities:
Net loss	$(8,418,831)	$(6,608,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	205,240	5,913
Stock based compensation	6,383,772	5,814,963
Change in fair value of digital currencies	(7,476)	112,149
Interest income on investment	-	(1,685)
Issuance of common stock for services	189,855	-
Issuance of warrants for services	100,000	-
Loss on issuance of Units	1,050,911	-
Fair value adjustments for warrant liabilities	(610,039)	(204,957)
Inducement expenses	58,380	-
Impairment loss	254,433	-
Changes in operating assets and liabilities:
Digital currencies	(37,790)	(298,608)
Prepaid expenses and other current assets	24,027	(88,699)
Accounts payable	292,906	125,007
Customer deposits	-	(4,263)
Net cash used in operating activities	(514,612)	(1,149,042)

Net cash used in investing activities:
Purchase of intangible assets	-	(15,469)
Purchase of property and equipment	(531,434)	(199,115)
Sale of property and equipment, net	4,141	-
Deposits	(51,885)	(4,815)
Investments at cost	(1,600,000)	(350,000)
Net cash used in investing activities	(2,179,178)	(569,399)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	-	8,000
Common stock repurchase	(2,500)	-
Net proceeds from issuance of Private Placement Units	2,695,500	1,813,000
Net proceeds from issuance of Private Placement Units from related party	50,000	-
Proceeds from short term loan	45,000	-
Payment on short term loan from related party	(7,990)	-
Net cash provided by financing activities	2,780,010	1,821,000

Net increase in cash	86,220	102,559
Cash, beginning of period	5,403	9,052
Cash, end of period	$91,623	$111,611

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred to common stock	$-	$40,000
Conversion of Serise C Convertible Preferred to common stock	$2,200	$1,550
Exchange warrants for common stock	$-	$100
Issuance of common stock for asset purchase	$48,626	$-
Reclassification of derivative liability warrant to additional paid in capital	$-	$22,282
Conversion of accounts payable to common stock	$246,924	$-
Issuance of common stock for investment	$154,433	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

(Formerly Bitcoin Shop, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada Corporation (the “Company”) in February 2014 entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is building a diversified company with operations in the blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy, access to its ecommerce site, and launching an invite only beta version of its multi-sig secure storage solution (digital wallet). Although we continue to support and develop our ecommerce marketplace, we recently shifted a portion of our focus towards our transaction verification service business, also known as bitcoin mining.

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

On July 28, 2015, the Company released a press release announcing the name change from Bitcoin Shop, Inc. to BTCS Inc.

On September 21, 2015, the Company, Spondoolies-Tech Ltd., an Israeli company (“Spondoolies”), and Shareholders of Spondoolies (the “Selling Shareholders”) entered into a Share Purchase Agreement, dated as of September 21, 2015, (the “Agreement”) pursuant to which the Company shall purchase all the shares in Spondoolies (the “Spondoolies Shares”) from the Selling Shareholders so that Spondoolies will be a wholly-owned subsidiary of the Company after the closing of the transactions contemplated by the Agreement (the “Transaction”).

In exchange for the Spondoolies Shares, the Selling Shareholders will receive either shares of the Company’s common stock or shares of the Company’s Series A preferred stock, convertible into the Company’s common stock as described below (collectively, the “Company’s Securities”). After the completion of the Transaction, the Company’s shareholders will own a 54.4% to 55.4% stake in the combined company and Spondoolies’ shareholders will own a 44.6% to 45.6% of the combined company, based on the number of the Company’s securities outstanding immediately following the Transaction. The ownership range is a function of the Company’s liquidation preference associated with its existing $1.5 million investment in Spondoolies. The final ownership percentages will be determined prior to closing.

In addition to standard closing conditions, the closing of the Transactions will not occur until the Selling Shareholders receive rulings from the Israeli Tax Authority confirming, among other things, that the Selling Shareholders may defer the payment of applicable Israeli taxes with respect to the Company’s securities received by each Selling Shareholder until the Company’s securities are sold by the Selling Shareholder, and the approval of the transaction by the Israeli Office of Chief Scientist. The Company cannot predict the exact timing of the consummation of the merger and can provide no assurances that the merger will be consummated.

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

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but had limited operating activities to date. The Company has financed its operations from inception using proceeds received from capital contributions made by its members and proceeds in financing transactions. On January 19, 2015, the Company raised $433,000 of capital in a private placement transaction, $20,000 of capital through the issuance of a promissory note to Michal Handerhan, the Company’s Chief Operating Officer, and $45,000 of capital through the issuance of a promissory note to a third party. On April 20, 2015, the Company raised $2,312,500 of capital in a private placement transaction. Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

The Company used approximately $0.5 million of cash in its operating activities for the nine months ended September 30, 2015. The Company incurred an $8.4 million net loss for the nine months ended September 30, 2015. The Company had cash of $0.09 million and a working capital deficiency of approximately $3.4 million at September 30, 2015. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of September 30, 2015, the Company had 22,991,679 warrants outstanding, which were not included in the diluted loss per share calculation for the three months and nine months ended September 30, 2015 because their effect was anti-dilutive.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company does not expect the adoption of ASU 2015-16 will have a material impact on its results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. The Company has already adopted ASU 2015-03 and such adoption did not have any impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues, when promised goods or services are transferred to customers, in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective the first quarter of 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 - Property and Equipment

Property and equipment consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Equipment	$111,885	$14,189
Computer	3,086	3,469
Leasehold improvement	223,587	-
Transaction verification servers	449,911	194,891
Property and equipment	788,469	212,549
Accumulated depreciation	(224,264)	(22,359)
Property and equipment, net	$564,205	$190,190

During the quarter ended September 30, 2015, the Company incurred $151,712 leasehold improvement cost for the facilities in North Carolina. The lease commenced on January 28, 2015. The cost of leasehold improvement and office equipment are recorded at cost and depreciated using the straight-line method over the lease period of 2 years.

Depreciation expense was $88,161 and $2,011 for the three months ended September 30, 2015 and 2014, respectively, and $201,905 and $2,967 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6 - Shareholders’ Equity

Common Stock

First Quarter 2015

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 4,330,000 units (each a “January Unit”) in a private placement (the “January Private Placement”) of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share (“January Warrant”). The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the January Units was $952,600 ($649,500 attributed to the unit warrants, and $303,100 attributed to the derivative liability component with “Most Favored Nations” Provision), and as such the Company recorded a loss on issuance of January Unit of $519,600 for the three month ended March 31, 2015. (see Note 9 for assumptions)

On January 23, 2015, the Company purchased 100 Spondoolies S35 digital currency mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $223,500 (the “Purchase Price”) pursuant to a purchase order agreement (the “Purchase Agreement”). $25,000 of the total Purchase Price was paid in the form of 250,000 shares of the Company’s common Stock.

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

Second Quarter 2015

On April 20, 2015 (the “Closing Date”), the Company sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per January Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 66,667 April Units for $20,000 per executive in the April Private Placement. The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $2,843,811 ($1,878,957 attributed to the unit warrants, and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision), and as such the Company recorded a loss on issuance of April Unit of $531,311 on the issuance date. (see Note 9 for assumptions)

On April 20, 2015, the Company issued an aggregate of 418,716 shares of Common Stock to its advisory board members. Each of the nine members of the advisory board received 46,524 shares of common stock. The fair value of the Common stock on the issuance date was $102,585.

On May 12, 2015, the Company agreed to convert accrued and unpaid salaries owed to Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer (collectively the “Employees”) into shares of Common Stock pursuant to conversion agreements (collectively, the “Salary Conversion Agreements”). The Company recorded $25,000 accrued salaries as of March 31, 2015. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 shares of Common Stock at a per share price of $0.50. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 shares of Common Stock at a per share price of $0.50.

During the quarter ended June 30, 2015, the Company issued a total 171,387 shares of Common Stock at a per share price of $0.31 to certain vendors. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $53,230. The conversion amount was in consideration for advisory services.

On June 16, 2015, the Company issued 45,500 shares of Common Stock to a vendor for construction works provided in our North Carolina facility. The fair value of the Common Stock on the issuance date was $9,146, and was capitalized as leasehold improvement.

Third Quarter 2015

During the quarter ended September 30, 2015, the Company issued 477,000 shares of Common Stock to various independent contractors for services provided at its facility in North Carolina and investor relations services. The weighted average fair value of the common stock on the issuance date was $0.18 per share. The Company recorded expenses of $87,270 for the three months ended September 30, 2015.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2015:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2014	875,000	$1.0
Issuance of warrants with Units - January 19, 2015*	10,825,000	0.10
Issuance of warrants with Units - April 20, 2015*	10,791,679	0.37
Issuance of warrants for services	500,000	0.31
Outstanding as of September 30, 2015	22,991,679	$0.23

* The warrants contain most favor nation and call provision and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period. (See FN 9)

Demand Registration Rights.

The shares of Common Stock issued upon conversion of Series C Shares or the warrant underlying the January Units are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The Company shall pay to holders a fee of 0.25% per month of the investors’ investment, payable in cash, for every thirty (30) day period up to a maximum of 3%, (i) following the filing date that the registration statement has not been filed and (ii) following the effectiveness date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the Commission pursuant to its authority with respect to “Rule 415”, and the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the Commission. If during the effectiveness period, the number of registerable Securities at any time exceeds 100% of the number of shares of Common Stock then registered in a registration statement, the Company shall file as soon as reasonably practicable an additional registration statement covering the resale of not less than the number of such registerable securities.

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At September 30, 2015, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable.

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

On September 21, 2015, the Company, Spondoolies-Tech Ltd., an Israeli company (“Spondoolies”), and Shareholders of Spondoolies (the “Selling Shareholders”) entered into a Share Purchase Agreement, dated as of September 21, 2015, (the “Agreement”) pursuant to which the Company shall purchase all the shares in Spondoolies (the “Spondoolies Shares”) from the Selling Shareholders so that Spondoolies will be a wholly-owned subsidiary of the Company after the closing of the transactions contemplated by the Agreement (the “Transaction”).

In exchange for the Spondoolies Shares, the Selling Shareholders will receive either shares of the Company’s common stock or shares of the Company’s Series A preferred stock, convertible into the Company’s common stock as described below (collectively, the “Company’s Securities”). After the completion of the Transaction, the Company’s shareholders will own a 54.4% to 55.4% stake in the combined company and Spondoolies’ shareholders will own a 44.6% to 45.6% of the combined company, based on the number of the Company’s securities outstanding immediately following the Transaction. The ownership range is a function of the Company’s liquidation preference associated with its existing $1.5 million investment in Spondoolies. The final ownership percentages will be determined prior to closing.

In addition to standard closing conditions, the closing of the Transactions will not occur until the Selling Shareholders receive rulings from the Israeli Tax Authority confirming, among other things, that the Selling Shareholders may defer the payment of applicable Israeli taxes with respect to the Company’s securities received by each Selling Shareholder until the Company’s securities are sold by the Selling Shareholder, and the approval of the transaction by the Israeli Office of Chief Scientist. The Company cannot predict the exact timing of the consummation of the merger and can provide no assurances that the merger will be consummated.

Note 9 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2015 and December 31, 2014:

	Fair value measured at September 30, 2015
	Total carrying value at September 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital Currencies	$61,306	$61,306	$-	$-

Liabilities:
Derivative Liabilities	$3,186,372	$-	$-	$3,186,372

	Fair value measured at December 31, 2014
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Digital Currencies	$16,040	$16,040	$-	$-

Derivative liabilities as of September 30, 2015 consists of Unit warrants with most favored nation clauses that were issued on January 19, 2015 and April 20, 2015 in connection with the Company’s financing.

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2015.

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

Changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2015:

Balance - January 1, 2015	$-
Fair value of derivative liability on date of issuance (January 19, 2015)	952,600
Fair value of derivative liability on date of issuance (April 20, 2015)	2,843,811
Change in fair value of derivative liability	(610,039)
Balance - September 30, 2015	$3,186,372

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2015 is as follows:

Date of valuation	January 19, 2015	April 16, 2015	September 30, 2015
Fair value of Common Stock	$0.08	$0.24	$0.14
Strike price	$0.10	$0.38	$0.10-$0.38
Volatility (annual)	108%	160%	108%
Risk-free rate	1.3%	1.3%	1.2%-1.3%
Expected life (years)	5.0	5.0	4.3-4.6
Dividend yield (per share)	0	0	0

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

Stock-based compensation expense was $3,629,804 and $2,247,800 for the three months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense was $6,383,772 and $5,814,963 for the nine months ended September 30, 2015 and 2014, respectively.

Stock Option Activity

On July 2, 2015, the Company entered into Option Cancellation and Release Agreements with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Company Option Holders”) pursuant to which the Company Option Holders agreed to return options to purchase up to 12,450,000 shares in the aggregate of the Company’s Common Stock, par value $0.001 per share, with an exercise price of $0.10. The Company Option Holders canceled their options without replacement, and the amortization of the unrecognized stock compensation expenses were accelerated on July 2, 2015 for a total $3,629,804.

There are no stock options outstanding as of September 30, 2015.

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

Note 12 - Subsequent Events

On October 14, 2015, the Company issued 162,037 shares of common stock to an individual investor for his cashless warrants exercise.

On October 29, 2015, the Company issued 40,000 shares of common stock to a consultant for investor relations services.

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

Overview

We are an early entrant in the digital currency ecosystem and one of the first U.S. publicly traded companies to be involved with digital currencies. We aim to enable users to engage in the digital currency ecosystem through one point of access - a universal digital currency platform. We plan to design and build this platform under the brand “Blockchain Technology Consumer Solutions,” or “BTCS.” We currently operate a beta ecommerce marketplace which already accepts a variety of digital currencies, have designed a beta secure digital currency storage solution BTCS Wallet, and, since the second half of 2014, have been expanding our transaction verification services business, recently leasing and building out a 83,000 square foot facility and putting into service a suite of servers capable of generating bitcoins (i.e. bitcoin mining). In the short term, we believe our transaction verification services business will be a growing source of revenue for us. Revenues are earned in our transaction verification services business through running ASIC (application-specific integrated circuit) servers at our North Carolina facility. When our servers are successful in finding and adding a block to the Blockchain we are awarded bitcoins for our efforts, which awarded bitcoins are booked as revenue at the prevailing market price on the day of receipt. The Blockchain is maintained by a global network of participants which are running ASIC and other servers which secure the Blockchain. While we believe that we have a cost competitive facility and equipment with competitive processing power, the market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may acquire facilities and equipment that are less costly and more efficient.

Transaction Verification Service Business (bitcoin mining)

We believe that we can establish and expand a low cost transaction verification services business (bitcoin mining) and believe this will provide revenue growth and synergies with our platform development efforts. In January 2015, we entered into a two year lease for an 83,000 square foot facility. Additionally we have the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments. In July 2015 we completed the internal build out of our facility which increased our operating capacity to 3 megawatts (mw). We are currently using approximately 0.65 megawatts of the facility’s capacity and plan to increase our use of its capacity to 3 megawatts.

Transaction verification entails running ASIC (application-specific integrated circuit) servers which solve a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions. When we are successful in adding a block to the Blockchain, we are awarded a fixed number of bitcoins for our effort. Over time it is anticipated that the rewarded value in newly issued bitcoins of adding a block to the Blockchain will decrease, and we expect to charge transaction fees to verify transactions. Over time as the reward value decreases we believe the lowest cost participants (miners) will set the market rate for transaction fees such that they remain profitable.

Given the size and low cost of our facility and electricity, we are also evaluating offering hosted mining services as well as traditional data center services.

E-commerce Marketplace

We believe our e-commerce marketplace was the first such site to accept bitcoin. Our beta ecommerce marketplace now offers over 250,000 curated products and utilizes our “Intelligent Shopping Engine” to find competitive prices on products from over 250 retailers. Products are curated through the application of filters such as popularity, reviews, categories, sales rank and other features, which are chosen by management. In early 2014, we began a complete redesign of our ecommerce marketplace to incorporate our Intelligent Shopping Engine as a value added function to our ecommerce marketplace. During 2014, many new businesses (such as Dell, Microsoft, Overstock, NewEgg and TigerDirect) opted to accept bitcoin as a form of payment. While this poses competition for our marketplace efforts, we believe it strengthens the acceptance of bitcoin and should, in the long run, be beneficial to our planned universal platform.

Although we have turned our focus on developing our transaction verification services business, our online ecommerce marketplace remains hosted, maintained, and developed by us. We have developed software that allows us to interface with vendors and search for competitive prices in real time and display up-to-date inventory, and present prices in bitcoin, litecoin or dogecoin according to the exchange rate from USD. The exchange rate is updated frequently and at each stage of the checkout process, when customers reach the checkout page the exchange rate is locked in by our payment processor for 15 minutes and our payment processor assumes the currency exchange risk (unless we choose to accept the digital currency). All marketplace customer orders are fulfilled by third party vendors and we are not involved in the logistics chain, however, we oversee the fulfillment process and strive for a smooth shopping experience. Our payment processor allows us to select a ratio of cash versus each respective digital currency we accept. We charge our customers a processing fee of approximately three percent (which management may change from time to time) on transactions if we are not in the affiliate program with the end retailer selling a particular product. If we are a part of an affiliate program we are paid affiliate fees by the retailer which varies depending on both the retailer and by product which can range from one to fifteen percent.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following table reflects our operating results for the three months ended September 30, 2015 and 2014:

	For the three months ended
	September 30,
	2015	2014
Revenues
E-commerce	$-	$1,520
Transaction verification services	169,069	-
Total revenues	169,069	1,520
Power and mining expenses	(101,824)	-
Gross profit	67,245	1,520

Operating expenses:
Marketing	8,347	26,241
General and administrative	4,160,461	2,566,486
Total operating expenses	4,168,808	2,592,727

Net loss from operations	(4,101,563)	(2,591,207)

Other income (expenses):
Fair value adjustments for warrant liabilities	286,087	-
Interest (expenses) income	(2,291)	1,709
Other expenses	(1,672)	-
Total other (expenses) income	282,124	1,709

Net loss	$(3,819,439)	$(2,589,498)

Revenues

Revenues for the three months ended September 30, 2015 and 2014 were $169,069 and $1,520, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website and through fees earned from our transaction verification service (bitcoin mining) business. The increase of $167,549 or 11,023% is primarily a result of fees earned from our transaction verification service business for the three months ended September 30, 2015.

Power and Mining Expenses

Power and mining expenses for the three months ended September 30, 2015 and 2014 were $101,824 and $0, respectively. The increase in the power and mining expenses is the result of electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates.  Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 and 2014 were $4,168,808 and $2,592,727, of which $3,866,146 and $2,251,056 were related to non-cash charges, such as depreciation and amortization expenses, common stock and warrants issued for services, and stock based compensation, respectively. The increase in operating expenses over the prior year mostly relates to an increase of $1,382,004 in non-cash stock based compensation cost and an increase of $27,287 in professional services offset by a decrease of $57,365 in marketing and general administrative costs.

Fair Value Adjustments for Derivative Liabilities

For the three months ended September 30, 2015, we recognized a gain on derivative liabilities of $286,087, due to the change in fair value of warrants sold in the January Private Placement and April Private Placement as a result of a decrease in the market price of our Common Stock, that are subject to a “Most Favored Nations” provision for a period of 12 months from the closing of the January Private Placement and April Private Placement in the event the Company issues Common Stock. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following table reflects our operating results for the nine months ended September 30, 2015 and 2014:

	For the nine months ended
	September 30,
	2015	2014
Revenues
E-commerce	$6,290	$17,806
Transaction verification services	344,822	-
Total revenues	351,112	17,806
Power and mining expenses	(179,109)	-
Gross profit	172,003	17,806

Operating expenses:
Marketing	12,386	89,697
General and administrative	7,814,548	6,743,637
Impairment loss	254,433	-
Total operating expenses	8,081,367	6,833,334

Net loss from operations	(7,909,364)	(6,815,528)

Other income (expenses):
Fair value adjustments for warrant liabilities	610,039	204,957
Inducement expense	(58,380)	-
Interest (expenses) income	(8,073)	1,709
Loss on issuance of Units	(1,050,911)	-
Other expenses	(2,142)	-
Total other (expenses) income	(509,467)	206,666

Net loss	$(8,418,831)	$(6,608,862)

Revenues

Revenues for the nine months ended September 30, 2015 and 2014 were $351,112 and $17,806 respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website and through fees earned from our transaction verification service business. The increase of $333,306 or 1,872% is a result of fees earned from our transaction verification service business which accounted for 98.2% of our revenue for the nine months ended September 30, 2015.

Power and Mining Expenses

Power and mining expenses for the nine months ended September 30, 2015 was $179,109. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates.  Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 and 2014 were $8,081,367 and $6,833,334 of which $6,878,867 and $5,820,876 were related to non-cash charges, such as depreciation and amortization expenses, common stock and warrants issued for services, and stock based compensation, respectively. The increase in operating expenses over the prior year mostly relates to increase in non-cash stock based compensation of $592,300, depreciation expenses of $200,000, professional services of $132,680, general administrative expenses of $51,908, and an increase in impairment loss of $254,433.

Inducement Expense

During the nine months ended September 30, 2015, we recognized a non-cash inducement expense of $58,380. The inducement expense was related to conversion of accounts payable to Common Stock, to multiple vendors in connection with the extinguishment of accounts payable.

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

Loss on issuance of April Units

On April 20, 2015 (the “Closing Date”), we sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $1,878,957 attributed to the unit warrants and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision, and as such the Company recorded a loss on issuance of April Unit of $531,311 for the nine months ended September 30, 2015.

Fair Value Adjustments for Derivative Liabilities

During the nine months ended September 30, 2015, we recognized a gain on derivative liabilities of $610,039, due to the change in fair value of warrants sold in the January Private Placement and April Private Placement that are subject to a “Most Favored Nations” provision for a period of 24 months from the closing of the January Private Placement and April Private Placement in the event the Company issues Common Stock. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation.

Liquidity and Capital Resources

At September 30, 2015, we had current assets of $175,556 and current liabilities of $3,535,484, rendering a deficit of working capital of $3,359,928.

Our cash balance at September 30, 2015 was $91,623. Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. Our sources of cash during the nine months ended September 30, 2015 have primarily come from the $433,000 and $2,312,500 Private Placement financing received on January 19, 2015 and April 20, 2015, respectively. Our future operating results may be affected by a number of factors including the success of our transaction verification services business, our ecommerce platform, and our continued ability to manage our controllable operating costs effectively. Our capital requirements depend on numerous factors, including the market for our services, additional software development costs, and the resources we devote to developing, marketing, selling and supporting our business, and the timing and extent of establishing additional markets and other factors.

Operating activities used $514,612 in cash for the nine months ended September 30, 2015. The sources of cash from operating activities comprised primarily of $7,625,076 of net non-cash charges, a $58,132 decrease in prepaid expenses, and a $292,906 increase in accounts payable. The uses of cash from operating activities primarily comprised of a net loss of $8,418,831, $37,790 increase in digital currencies, and $34,105 increase in other current assets which is related to undeposited fund from sale of digital currencies.

Our investing activities used $2,179,178 in cash for the nine months ended September 30, 2015.

Our financing activities provided cash of $2,780,010 for the nine months ended September 30, 2015.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

On September 11, 2015, the Company issued 40,000 shares of Common Stock to a consultant for investor relations services.

During the nine months ended September 30, 2015, the Company converted 2,200,000 shares of Series C Preferred Stock to 2,200,000 shares of Common Stock. This conversion was in accordance with the original terms of the Series C Preferred Stock agreement.

During the nine months ended September 30, 2015, the Company converted accounts payable due to certain vendors of $143,694 into 552,669 shares of Common Stock. In addition to Common Stock issued, the Company also granted “Conversion Price Protection” to each vendor. For one year after the date of conversion if the Company issues any equity or an equity-linked security at a price less than $0.26 per share it will result in the issuance of additional Common Stock in an amount equal to an amount such that total number of shares issued to the vendors will be equal to the number of shares that would have been issued had the accounts payable been converted at the subsequent lower offering price. The fair value of the Common Stock on the grant date with “Conversion Price Protection” was $202,207.

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
November 12, 2015
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

