Form 10-Q/A
period 2015-09-30
BTCS Inc.
filed 2015-11-16
CIK 1436229

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 of BTCS, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 12, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015.

** Provided herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.
November 16, 2015
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)