Form 10-K
period 2015-12-31
BTCS Inc.
filed 2016-02-19
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commissions file number 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1901 North Moore Street, Suite # 700 Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on June 30, 2015 ($0.18), was approximately $15,248,356. As of February 17, 2016, the registrant had 157,480,545 shares of Common Stock outstanding.

BTCS INC.

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

As used in this annual report, the terms “we”, “us”, “our”, “BTCS” and the “Company” mean BTCS Inc. and its subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

INTRODUCTION

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

We were incorporated in the State of Nevada in 2008 under the name “Hotel Management Systems, Inc.” On February 5, 2014, we entered into an Exchange Agreement (the “Exchange Agreement”) with BitcoinShop.us, LLC, a Maryland limited liability company (“Bitcoinshop”), and the holders of the membership interests in BitcoinShop (“Bitcoinshop Members”). Pursuant to the Exchange Agreement, Bitcoinshop Members transferred all the outstanding membership interests of Bitcoinshop to us in exchange for an aggregate of 100,773,923 shares of our common stock (the “Share Exchange”). As a result, Bitcoinshop became our wholly-owned subsidiary. Immediately following the Share Exchange with Bitcoinshop, we discontinued our business as manufacturer of touch screen and touch board products, interactive whiteboard displays and large touch-screens.

On July 24, 2015, we effected a change in our name from Bitcoin Shop, Inc. to BTCS Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes we changed our name by the filing Articles of Merger with the Secretary of State of Nevada on July 24, 2015, along with an Agreement and Plan of Merger pursuant to which we merged with our wholly owned subsidiary and amended our Articles of Incorporation to reflect our new name, BTCS Inc. In connection with the name change, on August 3, 2015, our common stock began trading on the OTC Markets under the new name and with a new CUSIP (05581M 107), but retained our stock symbol “BTCS.”

OUR BUSINESS

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

In January 2015 we began a rebranding campaign using our BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect our broadened strategy. We released our new website which included broader information on our strategy, access to our ecommerce site, and launching an invite only beta version of our multi-sig secure storage solution (digital wallet). Although we continue to support and develop our ecommerce marketplace, we recently shifted a portion of our focus towards our transaction verification service, also known as bitcoin mining.

Transaction Verification Service Business (bitcoin mining)

We believe that we can establish and expand a low cost transaction verification services business (bitcoin mining) and believe this will provide revenue growth and synergies with our platform development efforts. During January 2015, we entered into a two year lease for an 83,000 square foot facility. Additionally we have the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments. In July 2015 we completed the internal build out of our facility which increased our operating capacity to 3 megawatts (mw). We are currently using approximately 0.95 megawatts of the facility’s capacity and plan to increase our use of its capacity to 3 megawatts.

Transaction verification entails running ASIC (application-specific integrated circuit) servers which solve a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions. When we are successful in adding a block to the Blockchain, we are awarded a fixed number of bitcoins for our effort. Over time it is anticipated that the rewarded value in newly issued bitcoins of adding a block to the Blockchain will decrease, and we expect to charge transaction fees to verify transactions. Bitcoin’s Blockchain is maintained by a global network of participants that are running ASIC or other servers which secure the Blockchain. Over time as the reward value decreases we believe the lowest cost participants (miners) will set the market rate for transaction fees such that they remain profitable. Please see the section entitled “Incentives for Transaction Verification (Mining)” beginning at page 52  of this Annual Report for further discussion.

Given the size and low cost of our facility and electricity, we are also evaluating offering hosted mining services as well as traditional data center services.

E-commerce Marketplace

We believe our e-commerce marketplace was the first such site to accept bitcoin. Our beta ecommerce marketplace is currently operational and offers over 250,000 curated products and utilizes our “Intelligent Shopping Engine” to find competitive prices on products from over 250 retailers. Products are curated through the application of filters such as popularity, reviews, categories, sales rank and other features which are chosen by management. In early 2014, we began a complete redesign of our ecommerce marketplace to incorporate our Intelligent Shopping Engine as a value added function to our ecommerce marketplace. During 2014, many new businesses (such as Dell, Microsoft, Overstock, NewEgg and TigerDirect) opted to accept bitcoin as a form of payment. While this poses competition for our marketplace efforts, we believe it strengthens the acceptance of bitcoin and should, in the long run, be beneficial to our planned universal platform.

Although we have turned some of our focus on developing our transaction verification services business, our online ecommerce marketplace remains hosted, maintained, and developed by us. We have developed software that allows us to interface with vendors and search for competitive prices in real time and display up-to-date inventory, and present prices in bitcoin, litecoin or dogecoin according to the exchange rate from USD. The exchange rate is updated frequently and at each stage of the checkout process, when customers reach the checkout page the exchange rate is locked in by our payment processor for 15 minutes and our payment processor assume the currency exchange risk (unless we choose to accept the digital currency). All marketplace customer orders are fulfilled by third party vendors and we are not involved in the logistics chain, however, we oversee the fulfillment process and strive for a smooth shopping experience. Our payment processor allows us to select a ratio of cash versus each respective digital currency we accept. We charge our customers a processing fee of approximately three percent (which management may change from time to time) on transactions if we are not in the affiliate program with the end retailer selling a particular product. If we are a part of an affiliate program we are paid affiliate fees by the retailer which varies depending on both the retailer and by product which can range from one to fifteen percent.

Strategic Partnerships

We have partnered with and invested in five digital currency companies (collectively referred to herein as our “Partner Companies”) to further our efforts to build a universal digital currency platform. We have integrated with GoCoin LLC (“GoCoin”). GoCoin is an international payment platform enabling online and retail merchants a way to accept bitcoin, litecoin and dogecoin as payment methods. We have also integrated with Bitvault Inc., which operates under the Gem brand (“Gem”). Gem offers a secure software development toolkit for companies to develop multi-signature storage solutions to store bitcoin. We have invested in and currently utilize Spondoolies Tech Ltd. (“Spondoolies”) ASIC servers for our transaction verification services business.

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

The Bitcoin Network protocol already includes transaction fee rules and the mechanics for awarding transaction fees to the miners that solve for blocks in which the fees are recorded; however, users currently may opt not to pay transaction fees (depending on the bitcoin software they use) and miners may choose not to enforce the transaction fee rules since, at present, the bitcoin rewards are far more substantial than transaction fees. In January 2016, transaction fees accounted for an average of 1.0 percent of miners’ total revenue, though the percentage of revenue represented by transaction fees is not static and fluctuates based on the number of transactions for which sending users include transaction fees, the levels of those transaction fees and the number of transactions a miner includes in its solved blocks. Typically, transactions do not have difficulty being recorded if transaction fees are not included.

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average). Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining “pools” have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts. The Company monitors the Blockchain network and, based on the information we collected from our network access, as of February 8, 2016, the largest three mining pools were, F2Pool, AntPool and BTCC, which, when aggregated, represented approximately 61 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior month).

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 25 bitcoins per block and the reward will decrease by half to become 12.5 bitcoins in or around the middle of July 2016 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, based on the information we collected from our network access as of February 8, 2016, 15,190,000 bitcoins have been mined.

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

Other Blockchain Technologies

Core Development of the bitcoin source code has increasingly focused on modifications of the bitcoin protocol to allow non-financial and next generation uses (sometimes referred to as Bitcoin 2.0 projects). These uses include smart contracts and distributed registers built into, built atop or pegged alongside the Blockchain. For example, the white paper for Blockstream, a program of which Core Developers Jeff Garzik and Gregory Maxwell are a part, calls for the use of “pegged sidechains” to develop programming environments that are built within block chain ledgers that can interact with and rely on the security of the Bitcoin Network and Blockchain, while remaining independent thereof. We are actively evaluating other Blockhain technologies related to Bitcoin 2.0 projects. At this time, Bitcoin 2.0 projects remain in early stages and have not been materially integrated into the Blockchain or Bitcoin Network.

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

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies such as the US Dollar, the Euro or the Chinese Yuan. Bitcoin Exchanges typically report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Although each Bitcoin Exchange has its own market price, it is expected that most Bitcoin Exchanges’ market prices should be relatively consistent with the Bitcoin Exchange Market average since market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins (i.e. exchange shopping). Arbitrage between the prices on various Bitcoin Exchanges is possible, but the imposition of fees and fiat currency deposit/withdrawal policies appears to have, at times, prevented an active arbitrage mechanism among users on some Bitcoin Exchanges. For example, delayed fiat currency withdrawals imposed by Mt. Gox resulted in Mt. Gox trading at a premium of up to 10 to 20 percent for several months through January 2014. In February 2014, Mt. Gox suspended trading, closed its website and exchange service, and filed for a form of bankruptcy protection from creditors called minjisaisei, or civil rehabilitation, to allow courts to seek a buyer. In April 2014, Mt. Gox began liquidation proceedings.

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain.

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

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network’s processing power or “hashrate.” Computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network. During May and June 2014, mining pool GHash.io’s hashing power approached 50 percent of the processing power on the Bitcoin Network. During a brief period in early June 2014, the mining pool may have controlled in excess of one-half of the Bitcoin Network’s processing power. Although no malicious activity or abnormal transaction recording was observed, the incident establishes that it is possible that a substantial mining pool may accumulate close to or more than a majority of the processing power on the Bitcoin Network. As of December 26, 2014, GHash.io controlled approximately one-tenth of the processing power on the Bitcoin Network, and no single pool controlled more than a quarter of the total processing power.

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

Historical Chart of the Price of Bitcoins

The price of bitcoins is volatile and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since our Transaction Verification Services business records revenue based on the price of earn bitcoins and may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The following chart illustrates the fluctuating value of the US Dollar exchange rate for bitcoins for the one-year period ending January 21, 2016, as reported by Blockchain.info:

Uses of Bitcoins

Global Bitcoin Market

Global trade in bitcoins consists of individual end-user-to-end-user transactions, together with facilitated exchange-based bitcoin trading. A limited market currently exists for bitcoin-based derivatives. There is currently no reliable data on the total number or demographic composition of users or miners on the Bitcoin Network.

Goods and Services

Bitcoins also can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the Bitcoin Network. In addition to our Company in January 2014, US national online retailers Overstock.com and TigerDirect began accepting bitcoin payments. Over the course of 2014, computer hardware and software company Microsoft began accepting bitcoins as online payment for certain digital content, online retailer NewEgg began accepting bitcoins, and computer hardware company Dell began accepting bitcoins. There are thousands of additional online merchants that accept bitcoins, and the variety of goods and services for which bitcoins can be exchanged is increasing. Currently, local, regional and national businesses, including Time Inc., Wikimedia, WordPress, Expedia and Foodler, accept bitcoin. Bitcoin service providers such as BitPay, Coinbase and GoCoin and online gift card retailer Gyft provide other means to spend bitcoin for goods and services at additional retailers. There are also many real-world locations that accept bitcoin throughout the world. In 2014, payments giant PayPal announced a partnership with BitPay, Coinbase and GoCoin to expand their bitcoin-related services to PayPal’s merchant customers, thereby significantly expanding the reach of bitcoin-accepting merchants. To date, the rate of consumer adoption and use of bitcoin in paying merchants has trailed the broad expansion of retail and commercial acceptance of bitcoin. Nevertheless, there will likely be a strong correlation between continued expansion of the Bitcoin Network and its retail and commercial market penetration.

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

As with any other asset or medium of exchange, bitcoins can be used to purchase illegal goods or fund illicit activities. For example, Silk Road, an anonymous online marketplace that sold illegal substances prior to its seizure and the arrest of its founder and operator in October 2013, accepted only bitcoins. The use of bitcoins for illicit purposes, however, is not promoted by the Bitcoin Network or the user community as a whole. Furthermore, we do not believe our ecommerce platform has exposure to such uses because the products sold in our marketplace are curated by our management and the sellers of those products are big box retailers with credible products and retail operations.

Alternative Digital Currencies

Bitcoins are not the only type of Digital Currencies founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of August 31, 2015. Over 600 other Digital Currencies or “altcoins” have been developed since the Bitcoin Network’s inception, including litecoin, peercoin, dogecoin, ripple and stellar. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Currency.

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

US state regulators, including the California Department of Financial Institutions, New York State Department of Financial Services, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar bitcoin service providers register on a state-level as money transmitters or money service businesses. In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoins or other Digital Currencies as a means of payment. In June 2015, the New York State Department of Financial Services released the first US regulatory framework for licensing participants in “digital currency business activity.” The regulations known as the “BitLicense” focuses on consumer protection, anti-money laundering compliance, and cyber security rules. On December 16, 2014, the Conference of State Bank Supervisors released for public comment a proposed model regulatory framework for state regulation of participants in “virtual currency activities.” Although similar in some regards, the proposed model framework does not track completely the BitLicense regulations in New York. The Conference of State Bank Supervisors proposed framework is a non-binding model and would have to be independently adopted, in sum or in part, by state legislatures or regulators on a case-by-case basis.

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

In Russia, state agencies and prosecutors have released guidance or statements that have hampered the growth of bitcoin. On January 15, 2015 anonymous electronic transfers were restricted to de minimus sums; although bitcoin transactions are not truly anonymous, this measure has been taken to apply to the Bitcoin Network. On January 27, 2015, a central bank statement warned of the association of bitcoin and money laundering and terrorist activity. In early February, a prosecutor implied that the use of bitcoins were not legal tender and were illegal, although whether this amounted to a ban on bitcoin has been questioned. The legal status of bitcoin in Russia remains unclear, though the recently hostile approach of certain government arms indicates a restrictive environment.

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

On September 17, 2015, the U.S. Commodity Futures Trading Commission (the “CFTC”) issued an order filing and simultaneously settling charges against Coinflip, Inc. d/b/a Derivabit (“Coinflip”) and its chief executive officer Francisco Riordan for conducting activity related to bitcoin options transactions without complying with the Commodity Exchange Act (“CEA”) and CFTC Regulations, specifically, by operating a facility for the trading or processing of bitcoin options without complying with the CEA or CFTC Regulations otherwise applicable to swaps or conducting the activity pursuant to the CFTC’s exemption for trade options. The CFTC’s Order provides an initial interpretation that bitcoin is to be treated as a commodity in the United States. We do not believe the CFTC’s stance as set forth in the September 17, 2015 Order will be applicable and, as a result, have any impact to our business.

Our business can be best described as the ownership and operation of computer hardware and software for the mining and generation of bitcoins via blockchain algorithms. Once we own bitcoins obtained through our efforts, ownership and operation of computer hardware, we can sell the bitcoins as principal to third parties for cash.

The CFTC Order issued September 17, 2015 (See Release PR7231-15) (the “Order”) represents the first action against an unregistered bitcoin options trading platform. As noted in the Order, Coinflip, Inc./Derivabit conducted activity related to commodity options transactions without complying with the Commodity Exchange Act and CFTC Regulations, specifically “operating a facility for the trading or processing of commodity options without complying with the CEA or CFTC Regulations otherwise applicable to swaps or conducting the activity pursuant to the CFTC’s exemption for trade options.” The Order further notes Coinflip operated an online facility named Derivabit, offering to connect buyers and sellers of Bitcoin option contracts, and the charges involved conducting activity related to commodity options transactions. The Company neither operates an online facility offering to connect buyers and sellers of Bitcoin, or Bitcoin option contracts, and thus our analysis concludes that the findings are not applicable to the Company’s business.

The Order also for the first time noted the CFTC has reached the conclusion that Bitcoin and other digital currencies are properly defined as commodities and therefore subjected the online facility and options contracts to CFTC jurisdictional reach. We describe the Bitcoin asset as constituting a commodity, which in the future could be subjected to regulation and which faces risks associated with commodities, in general. Accordingly, we believe Bitcoin is viewed by regulators as a currency, but that the CFTC Order as it relates to an online platform and options trading is inapplicable to our business.

On October 22, 2015 the Court of Justice of the European Union (the “CJEU”) ruled that bitcoin exchanges that transfer conventional currencies such as Euros or Swedish krona into bitcoin for a fee are exempt from value-added taxes. The CJEU ruling provides an initial interpretation that bitcoin is to be treated as a currency from a tax perspective in the European Union.

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

E-commerce Marketplace

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

Transaction Verification Service Business (bitcoin mining)

Our current and future competition is centered on the following areas:

●	Vertically integrated companies such as Bitfury, KNC Miner, 21 Inc., Bitmain, Avalon, and BW which design and build ASIC servers and are engaged in transaction verification services through the use of their own ASIC servers; and

●	Companies that are engaged in transaction verification services which may have lower operating costs than our operations.

Many of our current and potential competitors have greater resources, longer histories, more intellectual property, greater hashing capacity, and lower cost operations. They may secure better terms from ASIC server suppliers, deploy ASIC servers faster than us, and devote more resources to technology infrastructure. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

RESEARCH AND DEVELOPMENT

We believe that an agile development approach combined with being at the leading edge of technology trends in digital currency could be a powerful competitive advantage for us. We believe that new technologies will evolve rapidly within the digital currency ecosystem. We anticipate that part of our value proposition will be our ability to successfully test and integrate new technologies, to develop proprietary systems, and / or acquire businesses that have proprietary systems.

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

EMPLOYEES

We currently have 2 full-time employees and 4 independent contractors working at our facility in North Carolina.

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

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $14,757,016 and $10,047,035 for the years ended December 31, 2014 and 2015, respectively. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate for the year ended ending December 31, 2015 was on average approximately $66,300 per month, which included costs associated with the build out of our North Carolina facility. As a result, we expect that the cash we currently have on hand will fund our operations through July 2016, which excludes any additional build out expenditures of our North Carolina facility and may change based on the price of bitcoin, the bitcoin network difficulty, and other factors. As of December 31, 2015, we had a cash position equal to $124,535. We may require additional funds for our anticipated operations and further expansion and if we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our business activities, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency.

Restrictive covenants in our senior notes may restrict our ability to pursue certain financing.

Our 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”) contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to obtain financing. Our Notes include covenants restricting, among other things, our ability to:

●	incur or guarantee certain additional debt;

●	issue common stock and common stock equivalents;

●	pay dividends or make distributions on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

●	create liens on our or our subsidiary guarantors’ assets to secure debt; and

●	enter into transactions with affiliates.

Further, following an event of default under our Notes, the lenders under these facilities will have the right to accelerate the repayment of the Notes and proceed against the collateral granted to them to secure the Notes. If the Notes were to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

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

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen, is involved in other companies including his position and interest in Allen Consulting, LLC, creating a potential conflict of interest. In the event such position and interest results in a conflict of interest between us and Allen Consulting, LLC, Mr. Allen could potentially make decisions that are not in the best interest of the shareholders of the Company.

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen, is involved in other companies including his position and interest in Allen Consulting, LLC. To the extent that such other companies may participate in ventures in which we may desire to participate or the amount of time and attention we require overlaps with that of the needs of such other companies, Mr. Allen may have a conflict of interest. Our Board of Directors and Mr. Allen attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Allen’s, our disinterested directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our common stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Allen currently devotes approximately five hours per year to Allen Consulting LLC in connection with its tax and other state filing obligations.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires, although, currently, as a small reporting company, we are not required to obtain such auditor certifications.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a significant deficiency in our disclosure controls and procedures which may lead to a failure to prevent or detect misstatements.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

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

Our independent auditors have indicated in their report on our December 31, 2015 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

You will experience future dilution as a result of future equity offerings.

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in this offering.

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

A decline in the popularity or acceptance of the Bitcoin Network could adversely affect an investment in us.

Currently, there is relatively small use of bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, bitcoins and the Bitcoin Network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoins. A lack of expansion by bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of bitcoin, either of which could adversely impact an investment in us.

The Core Developers or other programmers could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network’s community, could adversely affect an investment in us.

The Bitcoin Network is based on a math-based protocol that governs the peer-to-peer interactions between computers connected to the Bitcoin Network. The code that sets forth the protocol is informally managed by a development team known as the Core Developers that was initially appointed informally by the Bitcoin Network’s purported creator, Satoshi Nakamoto. The members of the Core Developers evolve over time, largely based on self-determined participation in the resource section dedicated to bitcoin on Github.com. The Core Developers can propose amendments to the Bitcoin Network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of bitcoins, including the irreversibility of transactions and limitations on the mining of new bitcoins. Proposals for upgrades and discussions relating thereto take place on online forums including GitHub.com and Bitcointalk.org. To the extent that a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in us. If less than a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network could “fork.”

The open-source structure of the Bitcoin Network protocol means that the Core Developers and other contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin Network and an investment in us.

The Bitcoin Network operates based on an open-source protocol maintained by the Core Developers and other contributors, largely on the GitHub resource section dedicated to bitcoin development. As the Bitcoin Network protocol is not sold and its use does not generate revenues for its development team, the Core Developers are generally not compensated for maintaining and updating the Bitcoin Network protocol. To the extent that material issues arise with the Bitcoin Network protocol, and the Core Developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the Bitcoin Network and an investment in us may be adversely affected.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the Bitcoin Network, it is possible that such actor or botnet could manipulate the Blockchain in a manner that adversely affects an investment in us.

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

In late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50 percent of the processing power on the Bitcoin Network. To the extent that GHash.io did exceed 50 percent of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the Blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40 percent of the processing power on the Bitcoin Network. The approach to and possible crossing of the 50 percent threshold indicate a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, including the Core Developers and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining in excess of 50 percent of the processing power on the Bitcoin Network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.

If the award of bitcoins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the Bitcoin Network or the Blockchain, potentially permitting such actor or botnet to manipulate the Blockchain in a manner that adversely affects an investment in us.

If the award of new bitcoins for solving blocks declines and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. Miners ceasing operations would reduce the collective processing power on the Bitcoin Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin Network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the Bitcoin Network. On December 2 and December 17, 2014, the Bitcoin Network difficulty for block solutions was adjusted down by 0.73 percent and 1.37 percent, respectively. During the month of December 2014, confirmation time for block solutions was marginally impacted, with average block solution times (based on a seven-day moving average of block solution times) climbing from approximately 7.5 minutes to a high of 9 minutes, which speeds remain faster than the expected 10 minute confirmation time targeted by the Bitcoin Network protocol. More significant reductions in processing power on the Bitcoin Network could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or processing power of the Bitcoin Network may adversely impact an investment in us.

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

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin Network, which could adversely impact an investment in us.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the Blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Blockchain. Any systemic delays in the recording and confirmation of transactions on the Blockchain could result in greater exposure to double-spending transactions and a loss of confidence in the Bitcoin Network, which could adversely impact an investment in us.

The acceptance of Bitcoin Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the Bitcoin Network could result in a “fork” in the Blockchain, resulting in the operation of two separate networks until such time as the forked Blockchains are merged. The temporary or permanent existence of forked Blockchains could adversely impact an investment in us.

Bitcoin is an open source project and, although there is an influential group of leaders in the Bitcoin Network community including the Core Developers, there is no official developer or group of developers that formally controls the Bitcoin Network. Any individual can download the Bitcoin Network software and make any desired modifications, which are proposed to users and miners on the Bitcoin Network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com. A substantial majority of miners and bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the Bitcoin Network. Since the Bitcoin Network’s inception, changes to the Bitcoin Network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin Network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the Bitcoin Network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin Network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin Network software, a fork in the Blockchain could develop and two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network). Such a fork in the Blockchain typically would be addressed by community-led efforts to merge the forked Blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin Network could materially and adversely impact an investment in us and, in the worst case scenario, harm the sustainability of the Bitcoin Network’s economy.

Intellectual property rights claims may adversely affect the operation of the Bitcoin Network.

Third parties may assert intellectual property claims relating to the holding and transfer of Digital Currencies and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the Bitcoin Network’s long-term viability or the ability of end-users to hold and transfer bitcoins may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing the Bitcoin Network or holding or transferring their bitcoins. As a result, an intellectual property claim against us or other large Bitcoin Network participants could adversely affect an investment in us.

The Bitcoin Exchanges on which bitcoins trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the Bitcoin Exchanges representing a substantial portion of the volume in bitcoin trading are involved in fraud or experience security failures or other operational issues, such Bitcoin Exchanges’ failures may result in a reduction in the price of bitcoin and can adversely affect an investment in us.

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

A lack of stability in the Bitcoin Exchange Market and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in bitcoin value. These potential consequences of a Bitcoin Exchange’s failure could adversely affect an investment in us.

Political or economic crises may motivate large-scale sales of Bitcoins, which could result in a reduction in Bitcoin value and adversely affect an investment in us.

As an alternative to fiat currencies that are backed by central governments, Digital Currencies such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally. Large-scale sales of bitcoins would result in a reduction in bitcoin value and could adversely affect an investment in us.

Demand for bitcoins is driven, in part, by its status as the most prominent and secure Digital Currency. It is possible that a Digital Currency other than bitcoins could have features that make it more desirable to a material portion of the Digital Currency user base, resulting in a reduction in demand for bitcoins, which could have a negative impact on the price of bitcoins and adversely affect an investment in us.

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

We believe that bitcoin also enjoys significantly greater acceptance and usage than other alternate digital currency (or altcoin) networks in the retail and commercial marketplace, due in large part to the relatively well-funded efforts of payment processing companies including Coinbase, BitPay and GoCoin.

Despite the marked first-mover advantage of the Bitcoin Network over other Digital Currencies, it is possible that an altcoin could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Core Developers or a perceived advantage of an altcoin that includes features not incorporated into bitcoin. If an altcoin obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share and have a negative impact on the demand for, and price of, bitcoins and could adversely affect an investment in us.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our bitcoins.

The history of the Bitcoin Exchange Market has shown that Bitcoin Exchanges and large holders of bitcoins must adapt to technological change in order to secure and safeguard their bitcoins. We rely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either Bitgo Inc. or we are unable to identify and mitigate or stop new security threats, our bitcoins may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us.

Security threats to us could result in, a loss of Company’s bitcoins, or damage to the reputation and our brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin Exchange Market since the launch of the Bitcoin Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our bitcoins. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets grow, it may become a more appealing target for security threats such as hackers and malware.

We rely solely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us.

In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of an investment in us.

We will take measures to protect us and our bitcoins from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our bitcoins. A security breach could harm our reputation or result in the loss of some or all of our bitcoins. A resulting perception that our measures do not adequately protect our bitcoins could result in a loss of current or potential shareholders, reducing demand for our common stock and causing our shares to decrease in value.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in us.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the Bitcoin Network. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer of bitcoins or a theft of bitcoins generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of bitcoins will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our bitcoins could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received our bitcoins through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Company bitcoins. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

Our bitcoins may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our bitcoins could be lost, stolen or destroyed. We believe that our bitcoins will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our bitcoins. Although we utilize Bitgo Inc.’s enterprise multi-signature storage solution, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our bitcoins could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our bitcoins for which no person is liable.

The bitcoins held by us are not insured. Therefore, a loss may be suffered with respect to our bitcoins which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Bitcoins held by us are not subject to FDIC or SIPC protections.

We do not hold our bitcoins with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our bitcoins are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may not have adequate sources of recovery if our bitcoins are lost, stolen or destroyed.

If our bitcoins are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

The sale of our bitcoins to pay expenses at a time of low bitcoin prices could adversely affect an investment in us.

We may sell bitcoins to pay expenses on an as-needed basis, irrespective of then-current bitcoin prices. Consequently, our bitcoins may be sold at a time when the bitcoin prices on the Bitcoin Exchange Market are low, which could adversely affect an investment in us.

Intellectual property rights claims may adversely affect an investment in us.

We are not aware of any intellectual property claims that may prevent us from operating and holding bitcoins; however, third parties may assert intellectual property claims relating to the operation of us and the mechanics instituted for the investment in, holding of and transfer of bitcoins. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses and be borne by us through the sale of our bitcoins. Additionally, a meritorious intellectual property claim could prevent us from operating and force us to liquidate our bitcoins. As a result, an intellectual property claim against us could adversely affect an investment in us.

Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin Network in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward bitcoins and the Bitcoin Network by US federal and state governments, foreign governments and self-regulatory agencies. As bitcoins have grown in popularity and in market size, the Federal Reserve Board, US Congress and certain US agencies (e.g., FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin Network, Bitcoin users and the Bitcoin Exchange Market. Local state regulators such as the California Department of Financial Institutions and the New York State Department of Financial Services have also initiated examinations of bitcoins, the Bitcoin Network and the regulation thereof. Additionally, a US federal magistrate judge in the US District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” two CFTC commissioners publicly expressed a belief that derivatives based on bitcoins are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoins as property that is not currency for US federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow these asset classifications. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoins). The bill indirectly authorizes bitcoins’ use as an alternative form of money in the state. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or our ability to continue to operate.

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

To the extent that future regulatory actions or policies limit the ability to exchange bitcoins or utilize them for payments, the demand for bitcoins will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert bitcoins into fiat currency (e.g., US Dollars) or use bitcoins to pay for goods and services. Such regulatory actions or policies could adversely affect an investment in us.

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

The effect of any future regulatory change on us or bitcoins is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins in one or more countries, and ownership of, holding or trading in our Company’s securities may also be considered illegal and subject to sanction.

Although currently bitcoins are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use bitcoins or to exchange bitcoins for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in our securities. Such restrictions may adversely affect an investment in us.

If regulatory changes or interpretations of our activities require our registration as a money services under the regulations promulgated by FinCEN under the authority of the US Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent that Company decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to terminate certain operations. Any termination of certain Company operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that our activities cause it to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the US Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities cause it to be deemed a “money transmitter” (or equivalent designation) under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services is in the process of revising and receiving comments on a proposed “BitLicense” framework, the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in us in a material and adverse manner. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to money service businesses and money transmitters. If we are deemed to be subject to and determines not to comply with such additional regulatory and registration requirements due to the added expenses, we may suspend certain operations that would make us subject to additional regulatory and registration requirements. Such restrictions may adversely affect an investment in us.

Current interpretations require the regulation of bitcoins under the CEA by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, bitcoin derivatives are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us. No CFTC orders or rulings are applicable to our business.

If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, bitcoins may not be excluded from the definition of “security” by SEC rulemaking or interpretation. As of the date of this Annual Report, we are not aware of any rules or interpretations that have been proposed to regulate bitcoins as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that bitcoins are deemed to fall within the definition of a security pursuant to subsequent rulemaking by the SEC, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

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

Risks Related to Our Partner Companies

The success of our Partner Companies depends on the development of the Bitcoin Network, which is uncertain.

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

ITEM 2. PROPERTIES.

The location and general description of our properties are as follows:

Corporate Office Space

Our corporate headquarters are located at 1901 N Moore St, Suite 700 Arlington, VA 22209; this space is currently being sub-let and has been paid for in full through May 31, 2016. At the end of the sub-lease we plan to either renew the lease or evaluate other potential locations.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	High	Low
Fiscal 2016
First Quarter (through February 17, 2016)	$0.11	$0.07

Fiscal 2015
First Quarter	$0.38	$0.07
Second Quarter	0.29	0.15
Third Quarter	0.21	0.09
Fourth Quarter	0.19	0.10

Fiscal 2014
First Quarter	$4.57	$0.01
Second Quarter	0.37	0.10
Third Quarter	0.17	0.07
Fourth Quarter	0.10	0.08

HOLDERS

As of February 17, 2016, there were 120 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

On July 2, 2015 all outstanding options were canceled. As of December 31, 2015 there are no incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards issued pursuant to the 2014 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	-	-	15,503,680
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	15,503,680

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2015 are summarized below:

All of the below offerings and sales were deemed to be exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

From July 24, 2014 to March 9, 2015 we issued 3,750,000 shares of common stock upon conversion of an aggregate of 3,750,000 shares of Series C Convertible Preferred Stock. In connection with the issuance upon conversion of Series C Convertible Preferred Stock, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On January 19, 2015, Michal Handerhan, our Chief Operating Officer and Timothy Sidie, our co-founder and lead developer, loaned us $20,000 and $45,000, respectively, pursuant to which we issued Promissory Notes. The Notes bear interest rate of 2% per annum and mature on December 31, 2015. The Notes may be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to the maturity. In connection with the issuances of the Promissory Notes, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act and Rule 506 as promulgated under the Securities Act for transactions not involving a public offering.

On January 19, 2015, we sold an aggregate of 4,330,000 January Units in the January Private Placement of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share. The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months after the closing of the January Private Placement in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by us if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day.

Charles Allen, our Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer each purchased 50,000 January Units in the January Private Placement for $5,000 per executive. In connection with the issuances in the January Private Placement, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act and Rule 506 as promulgated under the Securities Act for transactions not involving a public offering.

On January 23, 2015, we purchased 100 Spondoolies S35 digital currency mining servers from Spondoolies for $223,500 pursuant to a purchase order agreement. $25,000 of the total Purchase Price was paid in the form of 250,000 shares of Common Stock.

On February 18, 2015, we issued of 326,923 and 71,900 shares of Common Stock at a per share price of $0.26, to Sichenzia Ross Friedman Ference LLP and Alliance Funds LLC, respectively. The shares were issued pursuant to conversion agreements for an aggregate conversion amount of $103,694, which was in consideration for settling outstanding legal and investor relation fee balances of $85,000 and $18,694 owed to SRFF and Capital Markets Group an affiliate of AF, respectively. The Common Stock is subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.26 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights. In connection with these issuance, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On February 20, 2015, BTCS Digital Manufacturing, our wholly owned subsidiary, purchased from a seller used digital currency mining servers comprised primarily of Spondoolies hardware for a purchase price of $14,480 pursuant to a purchase agreement. Such purchase price was paid in the form of 55,693 shares of our restricted Common Stock at a per share price of $0.26. Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights. In connection with the issuance in consideration for the servers, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On March 26, 2015 we acquired 166,756 shares of Coin Outlet from Eric Grill, Coin Outlet’s CEO, for 701,966 shares of our common stock. We entered into a lock-up agreement with Mr. Grill with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017. In connection with the issuance in consideration for the investment into Coin Outlet, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On April 20, 2015, we sold an aggregate of 7,708,342 April Units of its securities in a private placement to certain Investors at a purchase price of $0.30 per Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of common stock, par value $0.001 per share and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share. The April Units are subject to a “Most Favored Nations” provision issuances for a period of twenty four months after the closing of the April Private Placement in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Furthermore, the exercise price of the Warrants is subject to certain price protection provisions for a period of twenty four months in the event we issue a Lower Price Issuance such that we shall lower the Warrant exercise price to the price that is the product of: (i) one hundred and twenty five percent (125%), and (ii) the issuance price of the Lower Price Issuance.

The Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the Warrants. The Warrants may be called for cancelation by us if: (i) the volume weighted average price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day.

We have undertaken, pursuant to the Registration Rights Agreement between us and each of the Investors to file a registration statement to register the shares of Common Stock issued as part of the April Units and issuable upon exercise of the Warrants issued in the Private Placement, within forty five days following the closing of the Private Placement, to have such registration statement declared effective by the Securities and Exchange Commission within one hundred and twenty days from such filing date and to maintain the effectiveness of the registration statement until all of the Common Stock and Conversion Shares, have been sold or are otherwise able to be sold pursuant to Rule 144. In the event we fail to file within the forty five day period or have such registration statement declared effective within the one hundred and twenty day period, we are obligated to pay liquidated damages to the Investors for every thirty days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

Charles Allen, our Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer each purchased 66,667 April Units in the April Private Placement. In connection with the issuances in the April Private Placement, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act and Rule 506 as promulgated under the Securities Act for transactions not involving a public offering.

On April 20, 2015, we issued an aggregate of 418,716 shares of Common Stock to its advisory board members. Each of the nine members of the advisory board members received 46,524 shares of common stock. The shares were issued pursuant to independent contractor agreements between the advisory board members and us, dated October 1, 2014. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On April 22, 2015, we issued 83,000 shares of Common Stock at a per share price of $0.31 to Chord Advisors, LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $25,730. The conversion amount was in consideration for financial advisory services. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On April 24, 2015, we issued of 32,258 shares of Common Stock at a per share price of $0.31 to Chord. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $10,000. The conversion amount was in consideration for financial advisory services in connection with derivative liability accounting. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On May 4, 2015, we issued of 16,129 shares of Common Stock at a per share price of $0.31 to Chord. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $5,000. The conversion amount was in consideration for financial advisory services in connection with derivative liability accounting. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On May 12, 2015, we agreed to convert accrued and unpaid salaries owed to Charles Allen, our Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer, into shares of Common Stock pursuant to conversion agreements. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On June 16, 2015, we issued to a service provider a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.31. The warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the warrants. The Warrants may be called for cancelation by us if: (i) the volume weighted average price per share exceeds $1.00 for 5 consecutive trading days, and (ii) the average daily dollar trading volume for such 5 consecutive trading days exceeds $50,000 per trading day. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

During the quarter ended September 30, 2015, the Company issued 477,000 shares of Common Stock at a per share price of $0.30 to various independent contractors for services provided at its facility in North Carolina and investor relations services. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

During the nine months ended September 30, 2015, the Company converted 2,200,000 shares of Series C Preferred Stock to 2,200,000 shares of Common Stock. This conversion was in accordance with the original terms of the Series C Preferred Stock agreement. In connection with the issuance upon conversion of Series C Preferred Stock, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

During the nine months ended September 30, 2015, the Company converted accounts payable due to certain vendors of $143,694 into 552,669 shares of Common Stock. In addition to Common Stock issued, the Company also granted “Conversion Price Protection” to each vendor. For one year after the date of conversion if the Company issues any equity or an equity-linked security at a price less than $0.26 per share it will result in the issuance of additional Common Stock in an amount equal to an amount such that total number of shares issued to the vendors will be equal to the number of shares that would have been issued had the accounts payable been converted at the subsequent lower offering price. In connection with the issuance upon conversion of account payables, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On October 14, 2015, the Company issued 162,037 shares of common stock to ATG Capital LLC for its cashless warrants exercise.

On October 29, 2015, we issued of 40,000 shares of Common Stock at a per share price of $0.30 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $12,000. The conversion amount was in consideration for financial advisory services. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On November 20, 2015, we issued 80,000 shares of Common Stock at a per share price of $0.30 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $24,000. The conversion amount was in consideration for financial advisory services. In connection with the issuance in consideration for services, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) of the Securities Act.

On December 16, 2015, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company issued to the Purchasers for an aggregate subscription amount of $1,450,000: (i) 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 6,766,668 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.375 (subject to adjustments under certain conditions as defined in the Warrants). The aggregate principal amount of the Notes is $1,450,000 and the Company received $1,377,500 after giving effect to the 5% original issue discount. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 16, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.30 per share, subject to adjustment as set forth in the Notes. The Notes provides for two amortization payments on the six-month and seven-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest, if the amortization payments are made in cash then the payment is an amount equal to 120% of the applicable amortization payment. The Notes become payable within three days of the Company consummating a fully underwritten offering.

The Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may not convert into or otherwise beneficially own in excess of 9.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

In connection with the Company’s obligations under the Notes, the Company and its subsidiaries (the “Subsidiaries”) entered into a Security Agreement, Pledge Agreement and Subsidiary Agreement with Calvary Fund I LP, as agent, pursuant to which the Company and the Subsidiaries granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

A registered broker-dealer (the “Broker”), served as the non-exclusive placement agent and placed $300,000 of the Notes. The Broker earned a placement agent fee equal to 5% of the proceeds the Company received from the Notes it placed, for an aggregate cash payment of $14,250 and a Warrant to Purchase 70,000 shares of Common Stock at an exercise price of $0.30 (the “Advisor Warrant”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the private placement.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we present certain relevant financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA. The non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and amortization expense, change in fair value of digital currencies, issuance of common stock for services, issuance of warrants for services, loss on issuance of units, fair value adjustment for warrant liabilities, inducement expense, impairment loss, interest expenses, and loss on issuance of convertible notes and warrants.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(10,047,036)	$(14,757,016)
Stock-based compensation expense (1)	6,383,772	13,126,445
Depreciation and amortization expense	298,797	26,683
Change in fair value of digital currencies	3,442	132,916
Issuance of common stock for services	203,055	-
Issuance of warrants for services	100,000	-
Loss on issuance of Units	1,050,911	-
Fair value adjustment for warrant liabilities	(482,666)	204,957
Inducement expense	58,380	-
Impairment loss	254,433	544,800
Interest expenses	11,871	-
Loss on issuance of convertible notes and warrants	952,060	-
Adjusted EBITDA	$(1,212,982)	$(721,215)

(1) Stock-based compensation expense includes non-cash charges associated with options which were voluntarily canceled by our executives during the years ended December 31, 2014 and December 31, 2015.

We use the non-GAAP financial measures of Adjusted EBITDA in evaluating our operating results and for financial and operational decision-making purposes. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA. We believe that Adjusted EBITDA provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by our management in its financial and operational decision-making.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the nearest GAAP equivalent of these financial measures. Some of these limitations are:

●	The non-GAAP financial measure exclude certain recurring, non-cash charges such as stock-based compensation expense, and derivative liabilities;

●	Stock-based compensation expense, which is not reflected in these non-GAAP financial measures, has been, and may continue to be for the foreseeable future, a significant recurring expense;

●	Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash charges, the assets, property and equipment being depreciated and amortized, such as our transaction verification servers, may have to be replaced in the future.

We have attempted to compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

For this information please see Part 1, Item 1 “Business.”

RECENT DEVELOPMENT

On October 14, 2015, the Company issued 162,037 shares of common stock to ATG Capital LLC for its cashless warrants exercise.

On October 29, 2015, we issued 40,000 shares of Common Stock at a per share price of $0.30 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $12,000. The conversion amount was in consideration for financial advisory services.

On November 20, 2015, we issued 80,000 shares of Common Stock at a per share price of $0.30 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $24,000. The conversion amount was in consideration for financial advisory services.

On December 15, 2015, the Company entered into a Series B Preferred Share Purchase Agreement (the “Spondoolies Share Purchase Agreement”) with Spondoolies Tech Ltd. (“Spondoolies”), by way of a joinder agreement (the “Joinder Agreement”) pursuant to which the Company purchased 14,546 Series B Preferred Shares of Spondoolies (the “Series B Shares”) for an aggregate purchase price of $750,000 (the “Investment”) or approximately 3% of Spondoolies’ equity on a fully diluted basis. After giving effect to the Investment and the Company’s prior investment of $1,500,000 on May 12, 2015, the Company owns approximately 9.6% of Spondoolies’ equity on a fully diluted basis.

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

On December 16, 2015, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company issued to the Purchasers for an aggregate subscription amount of $1,450,000: (i) 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 6,766,668 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.375 (subject to adjustments under certain conditions as defined in the Warrants). The aggregate principal amount of the Notes is $1,450,000 and the Company received $1,377,500 after giving effect to the 5% original issue discount. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 16, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.30 per share, subject to adjustment as set forth in the Notes. The Notes provide for two amortization payments on the six-month and seven-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest, if the amortization payments are made in cash then the payment is an amount equal to 120% of the applicable amortization payment. The Notes become payable within three days of the Company consummating a fully underwritten offering.

The Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Notes if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may not convert into or otherwise beneficially own in excess of 9.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

In connection with the Company’s obligations under the Notes, the Company and its subsidiaries (the “Subsidiaries”) entered into a Security Agreement, Pledge Agreement and Subsidiary Agreement with Calvary Fund I LP, as agent, pursuant to which the Company and the Subsidiaries granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

The use of proceeds from this financing are intended for further investment in Spondoolies Tech Ltd, the purchase of computer equipment, and for general corporate purposes.

On December 16, 2015, the Company entered into a Master Equipment Lease with CSC Leasing Corporation (“CSC”). Pursuant to the Master Equipment Lease and equipment lease schedules generated from proposals (“Leasing Proposals”), the Company will lease equipment from CSC. In connection with the purchase of computer equipment, the Company advanced CSC $325,000 for the purchase of computer equipment which, when installed, the Company will lease from CSC for approximately $11,000 per month for 36 months after CSC reimburses the Company $301,890 for the cost (net of a two month security deposit) of the equipment advanced by the Company to CSC.

On February 10, 2016, the Company received from CSC $300,890 (net of the two month security deposit) which are the funds previously advanced on December 16, 2015 to CSC for the computer equipment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the years ended
	December 31,
	2015	2014
Revenues
E-commerce	$6,300	$20,405
Transaction verification services	499,890	17,809
Total revenues	506,190	38,214
Power and mining expenses	(290,099)	(6,746)
Gross profit	216,091	31,468

Operating expenses:
Marketing	14,829	94,820
General and administrative	8,396,119	14,220,905
Fair value adjustments for digital currencies	3,442	132,916
Impairment loss related to software	-	144,796
Total operating expenses	8,414,390	14,593,437

Net loss from operations	(8,198,299)	(14,561,969)

Other income (expenses):
Impairment loss related to investment	(254,433)	(400,004)
Fair value adjustments for warrant liabilities	482,666	204,957
Fair value adjustments for convertible notes	(3,748)	-
Inducement expense	(58,380)	-
Interest (expenses) income	(11,871)	-
Loss on issuance of Units	(1,050,911)	-
Loss on issuance of convertible notes and warrants	(952,060)	-
Total other (expenses) income	(1,848,737)	(195,047)

Net loss	$(10,047,036)	$(14,757,016)

Net loss per share, basic and diluted	$(0.06)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	166,656,456	136,068,793

Revenues

Revenues for the year ended December 31, 2015 were $506,190 as compared to $38,214 for the year ended December 31, 2014, an increase of $467,976 or 1,225%. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website and through fees earned from our transaction verification service (bitcoin mining) business. The increase in our revenues is result of fees earned from our transaction verification service business. Revenue from our transaction verification service business accounted for 99% of our revenue in 2015.

Power and Mining Expenses

Power and mining expenses for the year ended December 31, 2015 and 2014 were $290,099 and $6,746, respectively. The increase in the power and mining expenses is the result of electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the year ended December 31, 2015 and 2014 were $8,414,390 and $14,593,437, of which $6,682,569 and $13,153,128 were related to non-cash charges, such as depreciation and amortization expenses, common stock and warrants issued for services, and stock based compensation, respectively. The decrease in operating expenses over the prior year mostly relates to a decrease of $6,742,673 in noncash stock based compensation cost, decrease of $129,474 in change in fair value of digital currency, decrease of $144,796 in impairment loss related to software, and offset by an increase of $272,114 in depreciation and amortization of fixed assets, and an increase of $457,992 in professional services cost.

Inducement Expense

During the year ended December 31, 2015, we recognized a non-cash inducement expense of $58,380. The inducement expense was related to conversion of accounts payable to Common Stock, to multiple vendors in connection with the extinguishment of accounts payable.

Loss on issuance of January Units

On January 19, 2015 (the “Closing Date”), we sold an aggregate of 4,330,000 Units (each a “January Unit”) in a private placement (the “January Private Placement”) of securities to certain investors (the “Investors”) at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Each January Unit in the January Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share (“January Warrant”). The January Units are subject to a “Most Favored Nations” provision and the January Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the January Unit and issuable upon exercise of the January Warrants are subject to demand and piggy back registration rights. The January Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the January Warrants. The January Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. The fair value of the January Units was $952,600 on the issuance date, and we recorded a loss of $519,600 for the year ended December 31, 2015.

Loss on issuance of April Units

On April 20, 2015 (the “Closing Date”), we sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event we issue Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $1,878,957 attributed to the unit warrants and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision, and as such the Company recorded a loss on issuance of April Unit of $531,311 for the year ended December 31, 2015.

Fair Value Adjustments for Derivative Liabilities

For the year ended December 31, 2015, we recognized a gain on derivative liabilities of $482,666, due to the change in fair value of warrants sold in the January Private Placement and April Private Placement as a result of a decrease in the market price of our Common Stock, that are subject to a “Most Favored Nations” provision for a period of 24 months from the closing of the January Private Placement and April Private Placement in the event the Company issues Common Stock. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants has been estimated using a Monte Carlo simulation.

Loss on Issuance of Convertible Notes and Warrants

We sold convertible notes and warrants on December 16, 2015 for a net proceeds of $1,377,500. We elected to account for the convertible notes and warrants under the fair value option. The loss on the issuance of convertible notes and warrants represents the difference on the issuance date between the combined fair value of the convertible notes and the warrants, and the proceeds that were received net of all fees and expenses related to the issuance.

Change in Fair Value of Convertible Notes and Warrants

The change in the value of convertible notes and warrants represents the change in the fair value of the convertible notes for which we elected the fair value option, and the change in the fair value of warrants that are required to be recorded at fair value on a recurring basis under generally accepted accounting principles. This includes any reductions in fair value resulting from the redemption or conversion of the convertible notes and the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

We have commenced our planned operations but had limited operating activities to date. We have financed our operations from inception using proceeds received from capital contributions made by its members and proceeds in financing transactions. On January 19, 2015, we raised approximately $433,000 of capital in a private placement transaction, $20,000 of capital through the issuance of a promissory note to Michal Handerhan, our Chief Operating Officer, and $45,000 of capital through the issuance of a promissory note to a third party. On April 20, 2015, we raised $2,312,500 of capital in a private placement transaction. On December 16, 2015, we raised $1,377,500 of capital through the issuance of convertible notes and warrants. Notwithstanding, we have limited revenues, limited capital resources and are subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether we will be able to raise the capital needed to finance longer term operations and whether such operations, if launched, will enable us to sustain operations as a profitable enterprise.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. We used approximately $796,533 of cash in its operating activities for the year ended December 31, 2015. We incurred approximately a $10 million net loss for the year ended December 31, 2015. We had cash of approximately $125,000 and a working capital deficiency of approximately $5.9 million at December 31, 2015. We expect to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer term business plan. Our existing liquidity is not sufficient to fund operations and anticipated capital expenditures for the foreseeable future. If we attempt to obtain additional debt or equity financing, it cannot provide assurance that such financing will be available to us on favorable terms, if at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

We continue to incur ongoing administrative and other expenses, including public company expenses (primarily accounting fees to our auditor Marcum LLP and fees to our legal counsel Sichenzia Ross Friedman Ference LLP), in excess of corresponding (non-financing related) revenue. While we continue to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future, and

●	increasing revenue from its transaction verification services business.

GOING CONCERN AND MANAGEMENT PLANS

The audited consolidated financial statements for the year ended December 31, 2015, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated $506,190 in revenues during the year ended December 31, 2015 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2015, we have accumulated deficit of $24,786,927 since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future, and

●	increasing revenue from our transaction verification services efforts.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

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

The ranges of estimated useful lives are as follows:

●	Machinery and equipment 2-6 years

●	Transaction verification servers (i.e. bitcoin mining hardware) 2 years

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for Array in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its balance sheet and financial statement disclosures.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2015. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2015 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, of BTCS Inc. and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Based on management’s evaluation as of December 31, 2015, our management identified the material weaknesses set forth below in our internal control over financial reporting:

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures. These weaknesses include:

●	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel;

●	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected; and

●	difficulty applying complex accounting principles.

Our management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Charles W. Allen	40	February 5, 2014	Chief Executive Officer, Chief Financial Officer and Chairman

Michal Handerhan	39	February 5, 2014	Chief Operating Officer, Director and Secretary

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

Charles W. Allen, age 40, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as our Chairman of the Board since September 11, 2014. Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances. Mr. Allen is also on the advisory board of GoCoin LLC a leading digital currency payment processor. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK’s capital markets efforts. In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of our board from inception through September 7, 2014. RKEIC is an investment company established to co-invest in mining projects with JDS Energy and Mining Inc. Current RKEIC investments include Craigmont Industries Ltd. a coal washing magnetite and iron ore producer. Mr. Allen founded Allen Consulting LLC in January, 2010 and currently serves as its president. Allen Consulting LLC provided financial and strategic consulting services to financial advisory firms, investment banks and corporate clients from its inception through January 2014. Currently, Allen Consulting LLC is a dormant entity and has no operations. In January, 2012 Mr. Allen co-founded ZA Investments LLC (“ZA”) and played an integral part in the evaluation of their investment opportunities and oversaw our investment in ADI Logistics, Corp. From January, 2012 through April, 2013 Mr. Allen served as board member of ADI Logistics, Corp. (“ADI”) a third party logistics company and advised, governed, and oversaw policy and direction, including expansion into west coast operations, as well as providing financial oversight. ZA was dissolved in December, 2013 following the successful exit from our investment in ADI. From March, 2010 through June, 2012 Mr. Allen was the chief financial officer, secretary and a director of Pantheon China Acquisition Corp. II (“PCACII”) and Pantheon China Acquisition Corp. III (“PCACIII”). PCACII and PCACIII were public special purpose acquisition vehicles created by Mr. Allen and affiliates of Pantheon China Acquisition LTD to provide a means for small and medium size companies to access the U.S. capital markets. Pantheon China Acquisition LTD is a financial advisor and investment bank focused on the unique needs of foreign small to medium enterprises. From October, 2009 through May, 2012 Mr. Allen was a Managing Director at TriPoint Global Equities, LLC (“TriPoint”), a boutique investment bank focused on helping small cap companies access the capital markets. Prior to joining TriPoint, Mr. Allen was a Managing Director at Broadband Capital Management LLC (“Broadband”), where he also advised small and mid-cap companies concerning capital markets transactions. Mr. Allen worked at Broadband from March, 2006 to October, 2009. In 2005, Mr. Allen worked as an Associate for the Akul Group, an equity hedge fund and provided fundamental research coverage, investment strategies and risk management analysis. Mr. Allen began his career as a field engineer for Emcore Corporation, where he assisted customers in connection with their compound semiconductor manufacturing capabilities, and as a senior manufacturing engineer for Agility Communications, where he focused on the manufacture and development of tunable lasers for fiber optic communications. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

Michal Handerhan, age 39, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014. Mr. Handerhan served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop. Mr. Handerhan supports both our business and development strategy across the management team. From February, 2011 through February, 2014 Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”). From October, 2005 until February, 2014 Mr. Handerhan was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions. From March, 2002 through October, 2006 Mr. Handerhan served as a team leader for NASA in their Peer Review Services group. Prior to working at NASA’s Peer Review Services group Mr. Handerhan served as the web developer for Folio Investments. Mr. Handerhan received a B.S. in Computer Science from Czech Technical University. The Board concludes that Mr. Handerhan’s extensive experiences in IT qualify him to serve on the Board.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended December 31, 2015, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2015 and 2014 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Euity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(7)
Charles W. Allen CEO	2015	(1)	72,000	53,000	25,000	3,605,017	-	-	-	3,755,017
	2014	(2)	85,650	-	-	2,143,531	-	-	-	2,229,181

Michal Handerhan COO	2015	(3)	64,000	36,000	25,000	2,778,755	-	-	-	2,903,755
	2014	(4)	90,667	-	-	2,052,793	-	-	-	2,143,460

Timothy Sidie	2015		-	-	-	-	-	-	-	-
Former CTO	2014	(5)	79,333	-	-	4,465,060	-	-	-	4,544,393

Andrew Stuart Brabin (8)	2015		-	-	-	-	-	-	-	-
	2014		-	-	-	-	-	-	-	-

(1)	Mr. Allen received cash compensation of $125,000 for the year ended December 31, 2015.

(2)	Mr. Allen received cash compensation of $85,650 for the year ended December 31, 2014.

(3)	Mr. Handerhan received cash compensation of $100,000 for the year ended December 31, 2015.

(4)	Mr. Handerhan received cash compensation of $90,667 for the year ended December 31, 2014.

(5)	Mr. Sidie received cash compensation of $79,333 for the year ended December 31, 2014.

(6)	Mr. Allen and Mr. Handerhan received and subsequently voluntarily canceled their options during the years ended December 31, 2014 and December 31, 2015. Mr. Sidie received and subsequently voluntarily canceled his options during the year ended December 31, 2014. The Option Award amounts as set forth in the Summary Compensation Table is prepared in accordance with U.S. GAAP and is not reflective of the economic value retained by Mr. Allen, Mr. Handerhan or Mr. Sidie.

(7)	Includes Option Awards for Mr. Allen, Mr. Handerhan, and Mr. Sidie which were received and subsequently voluntarily canceled.

(8)	Mr. Brabin resigned from all positions with our Company on February 5, 2014.

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

Charles W. Allen

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Charles W. Allen pursuant to which Mr. Allen agreed to cancel the Employment Agreement resulting in Mr. Allen becoming an “at will” employee of the Company.

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

On July 2, 2015, we entered into an Option Cancellation and Release Agreement with Charles Allen pursuant to which Mr. Allen voluntarily agreed to return to us for cancellation, the Allen Option to purchase up to 9,500,000 shares of our common stock, with an exercise price of $0.10, held by him.

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Michal Handerhan pursuant to which Mr. Handerhan agreed to cancel the Employment Agreement resulting in Mr. Handerhan becoming an “at will” employee of the Company.

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

On July 2, 2015, we entered into an Option Cancellation and Release Agreement with Michal Handerhan pursuant to which Mr. Allen voluntarily agreed to return to us for cancellation, the Handerhan Option to purchase up to 2,950,000 shares of our common stock, with an exercise price of $0.10, held by him.

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Timothy Sidie pursuant to which Mr. Sidie agreed to cancel the Employment Agreement resulting in Mr. Sidie becoming an “at will” employee of the Company.

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Charles Kiser pursuant to which Mr. Kiser agreed to cancel the Employment Agreement resulting in Mr. Kiser becoming an “at will” employee of the Company.

On November 7, 2014, the Company entered into an Option Cancellation and Release Agreement with Charles Kiser pursuant to which Mr. Kiser agreed to return to the Company for cancellation, options to purchase up to 1,550,368 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $0.50, held by him.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Charles Allen	-	-	-	-	-	-	-	-	-
Michal Handerhan	-	-	-	-	-	-	-	-	-

COMPENSATION OF DIRECTORS TABLE

None

NARRATIVE DISCLOSURE TO THE DIRECTOR COMPENSATION TABLE

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 17, 2016: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares.

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership(1)		Percent of class (1)
Common stock	Charles W. Allen	41,783,935	(3)	26.53%
Common stock	Michal Handerhan	29,240,845	(4)	18.57%
Common stock	All officers and directors as a group (two persons)	71,024,780	(5)	45.10%

5% Holders:
Common stock	Deane A. Gilliam	8,750,000	(6)	5.36%

*Represents less than 1%.

(1)	Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of February 17, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 17, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of February 17, 2016, there were 157,480,545 shares of our common stock issued and outstanding.

(2)	The address of these persons, unless otherwise noted, is C/O BTCS Inc., 1901 N Moore St, Suite 700, Arlington, VA 22209.

(3)	Includes 41,565,601 shares of common stock, and 218,334 shares of common stock underlying warrants.

(4)	Includes 29,022,511 shares of common stock, and 218,334 shares of common stock underlying warrants.

(5)	Includes 70,588,112 shares of common stock, and 436,668 shares of common stock underlying warrants.

(6)	Includes 2,500,000 shares of common stock, and 6,250,000 shares of common stock underlying warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

We do not have a formal written policy for the review and approval of transactions with related parties. Our Board of Directors is responsible for reviewing and approving or ratifying related-persons transactions.

Related Person Transactions

On December 18, 2014, Charles Allen, our Chief Executive Officer contributed $7,990 of brand new digital currency mining hardware (the “Hardware”) at cost in exchange for a promissory note. The value of the Hardware was determined to be the purchase price paid by Mr. Allen as the Hardware was purchased on the same date and same price as other digital currency mining hardware purchased by the Company. Further the Hardware purchased by Mr. Allen was shipped directly to the Company from the manufacture with other equipment purchased by the Company and Mr. Allen never took possession of the Hardware. The Allen Note bears interest at a rate of two percent per year and is due on December 31, 2015. The Allen Note may be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to the Allen Note maturity. On February 10, 2015, we paid back $3,000, and on May 8, 2015 we paid back $4,990 as well as $48.23 in accrued interest.

On January 19, 2015, Michal Handerhan, our Chief Operating Officer, loaned us $20,000 pursuant to Promissory Notes (the “Handerhan Note”). The Handerhan Note had an interest at the rate of 2% per annum and matured on December 31, 2015. The Handerhan Note could be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to its maturity. On February 10, 2015, we paid back $3,000, on May 4, 2015, we paid back $10,000, and, on May 13, 2015, we paid the remaining balance of $7,000 as well as $108.07 in accrued interest.

On January 19, 2015, we sold an aggregate of 4,330,000 January Units in a private placement of its securities to certain investors at a purchase price of $0.10 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Charles Allen, our Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer, each purchased 50,000 January Units in the January Private Placement for $5,000 per executive.

On April 20, 2015, we sold an aggregate of 7,708,342 April Units of its securities in a private placement to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Charles Allen, our Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer each purchased 66,667 April Units in the April Private Placement for $20,000 per executive.

On May 12, 2015, we converted accrued and unpaid salaries owed to Charles Allen, our Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer, into shares of Common Stock pursuant to conversion agreements. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 50,000 share of Common Stock at a per share price of $0.50.

On July 2, 2015, we entered into an Option Cancellation and Release Agreements with each of Charles Allen, our Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, our Chief Operating Officer and corporate secretary pursuant to which Mr. Allen and Mr. Handerhan agreed to return for cancellation, options, with an exercise price of $0.10, to purchase up to 9,500,000 and 2,950,000 shares respectively (or 12,450,000 shares in the aggregate) of our common stock.

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

On January 26, 2015, we entered into a Share Redemption Agreement and Release with Charles Kiser, our Executive Vice President, pursuant to which Mr. Kiser agreed to return to us an aggregate of 250,000 shares of our Common Stock, held by him for cancellation in consideration for an aggregate payment of $2,500.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, we engaged Marcum LLP as our independent auditor. For the years ended December 31, 2015 and 2014, we incurred fees as discussed below:

	December 31, 2015	December 31, 2014
Audit fees	$158,219	$113,534
Tax fees	$-	$-
All other fees	$-	$-

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 12, 2010)
3.2	Bylaws of TouchIT Technologies, Inc. (incorporated by reference to Exhibit 3.2 of Form S-1 filed May 29, 2008)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 30, 2014 regarding change in name. (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
3.4	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 31, 2014 regarding authorized capital. (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
3.5	Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on February 3, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
3.6	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
3.7	Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series B Convertible Preferred Stock (Incorporated by Reference to the Current Report on Form 8-K filed on August 11, 2014)
3.8	Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series C Convertible Preferred Stock (Incorporated by Reference to the Current Report on Form 8-K filed on April 22, 2015)
3.9	Articles of Merger (Incorporated by Reference to the Current Report on Form 8-K filed on July 31, 2015)
3.10	Agreement and Plan of Merger (Incorporated by Reference to the Current Report on Form 8-K filed on July 31, 2015)
10.1	Form of Amended and Restated Denville & Dover Convertible Note dated January 24, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
10.2	Form of Amended and Restated BASE Group Convertible Note dated January 24, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
10.7	Form of Denville & Dover Securities Exchange Agreement dated February 5, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
10.8	Form of BASE Group Securities Exchange Agreement dated February 5, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
10.9	2014 Equity Incentive Plan of Bitcoin Shop Inc. (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
10.10	Novation agreement dated January 30, 2014 by and among Touchit Technologies Inc., Sahara Presentation Systems PLC, and Touchit Technologies Holdings Inc. (Incorporated by reference to the Current Report on Form 8-K filed on February 5, 2014)
10.11	Share Exchange Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.12	Employment Agreement between the Company and Charles Allen dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.13	Employment Agreement between the Company and Michal Handerhan dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.14	Employment Agreement between the Company and Tim Sidie dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.15	Employment Agreement between the Company and Charles Kiser dated February 5, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.16	Form of Indemnification Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.17	Form of Founder Lockup Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.18	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.19	Form of Warrant Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)

10.20	Asset Purchase and Debt Assumption Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.21	Agreement and Release between the Company and Andrew Brabin Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.22	Agreement and Release between the Company and Ronald Murphy Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on February 6, 2014)
10.23	Form of Convertible Note Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on July 14, 2014)
10.24	Form of Note (Incorporated by Reference to the Current Report on Form 8-K filed on July 14, 2014)
10.25	Side Letter (Incorporated by Reference to the Current Report on Form 8-K filed on July 14, 2014)
10.26	Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Timothy Sidie dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)
10.27	Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Charles Allen dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)
10.28	Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Michal Handerhan dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)
10.29	Employment Agreement Cancellation and Release between Bitcoin Shop, Inc. and Charles Kiser dated September 9, 2014 (Incorporated by Reference to the Current Report on Form 8-K filed on September 10, 2014)
10.30	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.31	Form of Lock-Up Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.32	Form of Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.33	Form of Option Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.34	Form of Share Exchange Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 2, 2014)
10.35	Form of Lock-Up Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 14, 2014)
10.36	Charter of Strategic Advisory Board (Incorporated by Reference to the Current Report on Form 8-K filed on October 20, 2014)
10.37	Form of Equity Strategic Advisory Board Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 20, 2014)
10.38	Form of Cash Strategic Advisory Board Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on October 20, 2014)
10.39	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Charles Allen (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.40	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Charles Kiser (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.41	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Michal Handerhan (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.42	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Timothy Sidie (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.43	Option Agreement between Bitcoin Shop, Inc. and Charles Allen (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.44	Option Agreement between Bitcoin Shop, Inc. and Michal Handerhan (Incorporated by Reference to the Current Report on Form 8-K filed on November 10, 2014)
10.45	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.46	Form of Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.47	Form of Promissory Note (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.48	Convertible Note Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.49	Form of Coin Outlet Note (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)

10.50	Amendment to Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.51	Form of Allen Note (Incorporated by Reference to the Current Report on Form 8-K filed on January 21, 2015)
10.52	Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 28, 2015)
10.53	Redemption Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on January 28, 2015)
10.54	Lease for North Carolina Facility dated January 28, 2015 (Incorporated by Reference to the Annual Report on Form 10-K filed on April 15, 2015)
10.55	Form of Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on April 22, 2015)
10.56	Form of Subscription Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on April 22, 2015)
10.57	Form of Registration Rights Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on April 22, 2015)
10.58	Form of Joinder Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on May 18, 2015)
10.59	Form of Series B Preferred Share Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on May 18, 2015)
10.60	Form of Management Rights Letter (Incorporated by Reference to the Current Report on Form 8-K filed on May 18, 2015)
10.61	Letter Agreement to Letter of Intent (Incorporated by Reference to the Current Report on Form 8-K filed on May 18, 2015)
10.62	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Charles Allen (Incorporated by Reference to the Current Report on Form 8-K filed on July 7, 2015)
10.63	Option Cancellation and Release Agreement between Bitcoin Shop, Inc. and Michal Handerhan (Incorporated by Reference to the Current Report on Form 8-K filed on July 7, 2015)
10.64	Share Purchase Agreement, dated as of September 21, 2015, among BTCS Inc., Spondoolies-Tech Ltd., and Shareholders of Spondoolies (Incorporated by Reference to the Current Report on Form 8-K filed on September 21, 2015)
10.65	Form of Securities Purchase Agreement for 5% Original Issue Discount Senior Secured Convertible Notes (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.66	Form of Note (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.67	Form of Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.68	Security Agreement, dated December 16, 2015 (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.69	Pledge Agreement, dated December 16, 2015 (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.70	Subsidiary Agreement, dated December 16, 2015 (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.71	Form of Advisor Warrant (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.72	Form of Joinder Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.73	Form of Series B Preferred Share Purchase Agreement (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.74	Lease Proposal with CSC Leasing Corporation (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
10.75	Master Equipment Lease with CSC Leasing Corporation (Incorporated by Reference to the Current Report on Form 8-K filed on December 21, 2015)
21.1	List of subsidiaries*
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2016.

BTCS INC.

Date: February 18, 2016	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	February 18, 2016
Charles W. Allen	Financial Officer (Principal Executive
Officer and Principal Financial and
Accounting Officer) and Chairman

/s/ Michal Handerhan	Chief Operating Officer, Director and	February 18, 2016
Michal Handerhan	Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of BTCS Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BTCS Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BTCS Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP
Marcum LLP
New York, NY
February 18, 2016

BTCS Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets:
Current assets:
Cash	$124,535	$5,403
Digital currencies	17,036	16,040
Prepaid expense and other current assets	8,902	46,654
Total current assets	150,473	68,097

Other assets:
Property and equipment, net	489,420	190,190
Investment	2,250,000	—
Websites	6,075	10,700
Deposits	336,885	4,815
Total other assets	3,082,380	205,705

Total Assets	$3,232,853	$273,802

Liabilities and Stockholders’ (Deficit)/Equity:
Accounts payable and accrued expense	$402,464	$258,130
Short term loan from related party	—	7,990
Short term loan	45,000	—
Senior convertible notes at fair value	1,781,156	—
Derivative liability	3,794,153	—
Total current liabilities	6,022,773	266,120

Stockholders’ (deficit)/equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:	—	—
Series C Convertible Preferred: 0 and 2,200,000 shares issued and outstanding, respectively Liquidation preference $0.001 per share	—	2,200
Common stock, 975,000,000 shares authorized at $0.001 par value, 170,480,545 and 153,186,804 shares issued and outstanding, respectively	170,480	153,187
Treasury stock, at cost, 13,000,000 and 12,750,000 shares at December 31, 2015 and December 31, 2014, respectively	(4,991)	(2,491)
Additional paid in capital	21,831,518	14,594,677
Accumulated deficit	(24,786,927)	(14,739,891)
Total stockholders’ (deficit)/equity	(2,789,920)	7,682

Total Liabilities and stockholders’ (deficit)/equity	$3,232,853	$273,802

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Operations

	For the years ended
	December 31,
	2015	2014
Revenues
E-commerce	$6,300	$20,405
Transaction verification services	499,890	17,809
Total revenues	506,190	38,214
Power and mining expenses	(290,099)	(6,746)
Gross profit	216,091	31,468

Operating expenses:
Marketing	14,829	94,820
General and administrative	8,396,119	14,220,905
Fair value adjustments for digital currencies	3,442	132,916
Impairment loss related to software	-	144,796
Total operating expenses	8,414,390	14,593,437

Net loss from operations	(8,198,299)	(14,561,969)

Other income (expenses):
Impairment loss related to investment	(254,433)	(400,004)
Fair value adjustments for warrant liabilities	482,666	204,957
Fair value adjustments for convertible notes	(3,748)	-
Inducement expense	(58,380)	-
Interest (expenses) income	(11,871)	-
Loss on issuance of Units	(1,050,911)	-
Loss on issuance of convertible notes and warrants	(952,060)	-
Total other (expenses) income	(1,848,737)	(195,047)

Net loss	$(10,047,036)	$(14,757,016)

Net loss per share, basic and diluted	$(0.06)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	166,656,456	136,068,793

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the years ended
	December 31,
	2015	2014
Net Cash flows used from operating activities:
Net loss	$(10,047,036)	$(14,757,016)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation and amortization expenses	298,797	26,683
Stock based compensation	6,383,772	13,126,445
Change in fair value of digital currencies	3,442	132,916
Issuance of common stock for services	203,055	-
Issuance of warrants for services	100,000	-
Loss on issuance of Units	1,050,911	-
Loss on issuance of convertible notes and warrants	952,060	-
Fair value adjustments for warrant liabilities	(482,666)	(204,957)
Fair value adjustments for convertible notes	3,748	-
Inducement expenses	58,380	-
Impairment loss	254,433	544,800
Changes in operating assets and liabilities:
Digital currencies	(4,438)	(125,997)
Prepaid expenses and other current assets	37,752	(46,654)
Accounts payable	391,258	246,740
Customer deposits	-	(4,263)
Net cash used in operating activities	(796,533)	(1,061,303)

Net cash used in investing activities:
Purchase of intangible assets	-	(15,468)
Purchase of property and equipment	(553,069)	(345,355)
Sale of property and equipment, net	8,293	-
Deposits	(332,070)	(4,815)
Investments at cost	(2,350,000)	(400,004)
Net cash used in investing activities	(3,226,846)	(765,642)

Net cash provided by financing activities:
Proceeds from the former members of BCSLLC	-	8,000
Common stock repurchase	(2,500)	(2,491)
Net proceeds from issuance of Private Placement Units	2,695,500	1,813,000
Net proceeds from issuance of Private Placement Units from related party	50,000	-
Proceeds from short term loan	45,000	-
Proceeds from short term loan from related party	20,000	-
Proceeds from issuance of convertible notes and warrants, net	1,362,500	-
Payment on short term loan to related party	(27,990)	-
Overdraft liability	-	4,787
Net cash provided by financing activities	4,142,510	1,823,296

Net increase in cash	119,131	(3,649)
Cash, beginning of period	5,403	9,052
Cash, end of period	$124,535	$5,403

Supplemental disclosure of non-cash financing and investing activities:
Short term loan from related party for purchase of equipment	$-	$7,990
Conversion of Series C Convertible Preferred to common stock	$2,200	$-
Issuance of common stock for asset purchase	$48,626	$-
Cashless warrants exercise related to warrant liability	$56,744
Reclassification of derivative liability warrant to additional paid in capital	$-	$22,282
Conversion of accounts payable to common stock	$246,924	$-
Issuance of common stock for investment	$154,433	$-

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the years ended December 31,2015 and 2014

	Series B Convertible		Series C Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2014	-	-	-	-	100,773,923	100,774	-	-	(93,198)	17,125	24,701
Net assets outstanding at time the reverse merger was completed	400,000	400	-	-	10,762,881	10,763	-	-	(11,163)	-	-
Capital contribution by member	-	-	-	-	-	-	-	-	8,000	-	8,000
Issuance of Series C - 3,750,000 Private Placement Units	-	-	3,750,000	3,750	-	-	-	-	1,871,250	-	1,875,000
Issuance cost - Private Placement Units	-	-	-	-	-	-	-	-	(62,000)	-	(62,000)
Warrant liability - 1,875,000 warrants issued in connection with Series C	-	-	-	-	-	-	-	-	(227,239)	-	(227,239)
Stock based compensation	-	-	-	-	-	-	-	-	13,126,445	-	13,126,445
Common stock repurchase	-	-	-	-	-	-	(12,750,000)	(2,491)	-	-	(2,491)
Reclassification of derivative liability warrant	-	-	-	-	-	-			22,282		22,282
Conversion of Series C Convertible Preferred to common stock	-	-	(1,550,000)	(1,550)	1,550,000	1,550	-	-	-	-	-
Conversion of Series B Convertible Preferred to common stock	(400,000)	(400)	-	-	40,000,000	40,000	-	-	(39,600)	-	-
Exchange warrants for common stock	-	-	-	-	100,000	100	-	-	(100)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(14,757,016)	(14,757,016)
Balance December 31, 2014	-	-	2,200,000	2,200	153,186,804	153,187	(12,750,000)	(2,491)	14,594,677	(14,739,891)	7,682
Issuance of private placement units for cash at $0.10 per unit	-	-	-	-	4,330,000	4,330	-	-	(4,330)	-	-
Issuance of private placement units for cash at $0.30 per unit	-	-	-	-	7,708,342	7,708	-	-	(7,708)	-	-
Common stock repurchase	-	-	-	-	-	-	(250,000)	(2,500)	-	-	(2,500)
Conversion of Series C Convertible Preferred to common stock	-	-	(2,200,000)	(2,200)	2,200,000	2,200	-	-	-	-	-
Issuance of common stock for asset purchase	-	-	-	-	351,193	351	-	-	48,275	-	48,626
Conversion of accounts payable to common stock	-	-	-	-	824,056	824	-	-	246,100	-	246,924
Inducement expenses associated with conversion of accounts payable to common stock	-	-	-	-	-	-	-	-	58,380	-	58,380
Issuance of common stock for investment	-	-	-	-	701,966	702	-	-	153,731	-	154,433
Issuance of common stock for services	-	-	-	-	1,015,716	1,016	-	-	202,039	-	203,055
Issuance of warrants for services	-	-	-	-	-	-	-	-	100,000	-	100,000
Cashless warrants exercise related to warrant liability	-	-	-		162,037	162	-	-	56,582	-	56,744
Stock based compensation	-	-	-	-	-	-	-	-	6,383,772	-	6,383,772
Shares rounding adjustment	-	-	-	-	431	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(10,047,036)	(10,047,036)
Balance December 31, 2015	-	$-	-	$-	170,480,545	$170,480	$(13,000,000)	$(4,991)	$21,831,518	$(24,786,927)	$(2,789,920)

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business and Recent Developments

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

Recent developments see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCSLLC and BTCS Digital Manufacturing, formally known as BTCS Acquisition Corp. Subsequent to year-end, BTCS Acquisition Corp changed its name to BTCS Digital Manufacturing. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations inception using proceeds received from capital contributions made by its members and proceeds in financing transactions. On January 19, 2015, the Company raised approximately $433,000 of capital in a private placement transaction, $20,000 of capital through the issuance of a promissory note to Michal Handerhan, the Company’s Chief Operating Officer, and $45,000 of capital through the issuance of a promissory note to a third party. On April 20, 2015, the Company raised $2,312,500 of capital in a private placement transaction and on December 16, 2015, the Company raised $1,362,500 of capital net of offering costs of $15,000 to the placement agent in a private placement transaction. Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.8 million of cash in its operating activities for the year ended December 31, 2015. The Company incurred $10 million net loss for the year ended December 31, 2015. The Company had cash of approximately $125,000 and a working capital deficiency of approximately $5.9 million at December 31, 2015, which includes $3.8 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional debt or equity financing, however there are currently no commitments in place for further financing nor is there only assurance that such financing will be available to the Company on favorable terms, if at all.

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

The Company continues to incur ongoing administrative and other operating expenses, including public company expenses, in excess of revenues. While the Company continues to implement its business strategy, it intends to finance its activities by:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings by controlling costs,

●	increasing revenue from its transaction verification services business, which enables the Company to generate digital currencies for cash, and

●	seeking additional financing through sales of additional securities

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

The Bitcoin Price Index was $433.89 and $319.70 per bitcoin to US dollar as of December 31, 2015 and December 31, 2014, respectively.

Property and Equipment

Transaction Verification Servers

Management has assessed the basis of depreciation of the Company’s transaction verification servers used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a two (2) year period. The rate at which the Company generates bitcoins and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors including the following:

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

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that a two year diminishing value best reflects the current expected useful life of transaction verification servers. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data comes available.

To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period either as a result of changes in circumstances or through the availability of greater quantities of data then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

Long Lived Assets Impairment

The Company redirected its focus from its e-commerce marketplace efforts to its transaction verification services business during the third quarter and fourth quarter in 2014. Revenue generated from the historical e-commerce marketplace business, net of refunds amounted to $2,799 for the year ended December 31, 2014 while net capitalized software costs prior to recording an impairment charge amounted to $144,796. The Company is unable to conclude that undiscounted cash flows on the remaining useful life of this asset will be sufficient to support the carrying amount of this asset or that a market exists to this type of asset to support anything more than a nominal fair value. Accordingly, the Company recorded an impairment loss of $144,796 during the fourth quarter of 2014.

Intangible Asset

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight line method over an estimated useful life of three (3) years. Amortization cost was approximately $5,000 for the years ended December 31, 2015 and 2014.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation.

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

E-commerce Marketplace Business

The Company’s e-commerce marketplace revenue is derived from processing fees and the markup of goods purchased by customers through orders originated through the Company’s website. The Company recognizes revenues from the origination of the orders upon receiving confirmation that the third party vendors’ fulfillment process (delivery to customer) is complete. Customer deposits represents orders originated and digital currency payments received for orders that are not yet fulfilled. The Company had no open orders at December 31, 2015.

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

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as income tax expense. Since the Company’s inception, no such interest or penalties have been incurred.

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

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to approximately $15,000 and $95,000 for the years ended December 31, 2015 and 2014, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the years ended December 31, 2015 and 2014 because their effect was anti-dilutive:

	As of December 31,
	2015	2014
Stock options	-	12,450,000
Warrants	29,203,352	875,000
Convertible notes	4,833,333
Series C Convertible Preferred	-	2,200,000
Excluded potentially dilutive securities	34,036,685	15,525,000

Note Receivable

On July 10, 2014, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Express Technologies, Inc. pursuant to which the Company purchased a note receivable in the amount of $150,000 (the “Note”). The note receivable was carried at cost in the accompanying consolidated balance sheet. The Note accrues interest at 5% per annum and matured on July 10, 2015. Upon the occurrence of Express Technologies’ next preferred equity financing in which Express Technologies receives gross proceeds of at least $750,000 (the “Financing”), the entire outstanding principal amount and accrued but unpaid interest (the “Conversion Amount”) on the Note shall automatically be converted into such number of shares of Express Technologies’ preferred equity equal to the greater of (A) the Conversion Amount divided by the product of: (i) the per share price of the securities offered in the Financing and (ii) 0.85 and (B) the Conversion Amount divided by an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization (as defined in the Note). In the event a Financing does not occur prior to the maturity of the Note, the Company may elect to convert the Note into such number of shares of common stock as shall equal: (A) the Conversion Amount as of the Maturity Date divided by (B) an amount equal to $9,000,000 divided by Express Technologies’ Fully Diluted Capitalization immediately prior to the Maturity Date. The conversion option does not have to be bifurcated as it does not meet the definition of a derivative (not readily convertible into cash). During the 4th quarter of 2014, the Company assessed impairment for this asset and determined that it was impaired due to the steady price decline in Bitcoins throughout 2014. The Bitcoin Price Index was $639.36, $386.27 and $319.70 as of June 30, 2014, September 30, 2014 and December 31, 2014, respectively. Total impairment amounted to $150,000 for the year ended December 31, 2014 for this Note.

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2015. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity.

Series C Convertible Preferred Stock

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

Fair Value Option

As permitted under FASB ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes that were issued during the year ended December 31, 2015. ASC 825 requires that the entity record the financial asset or financial liability, including those instruments when the fair value options is elected at fair value rather than historical cost at a discounted carrying amount with changes in fair value recorded in the statement of operations. In addition, it requires that upfront costs and fees related to items for which the fair value option is elected be recognized in earnings as incurred and not deferred.

Adoption of Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and its adoption did not have a material impact on its condensed financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for Array in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for Array for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its balance sheet and financial statement disclosures.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Equipment	$109,493	$14,189
Computer	3,086	3,469
Leasehold improvement	242,091	-
Transaction verification servers	451,281	194,891
	805,951	212,549
Accumulated depreciation	(316,531)	(22,359)
Property and equipment, net	$489,420	$190,190

For the years ended December 31, 2015 and 2014 transaction verification servers purchased from Spondoolies represented $392,386 and $144,356 respectively. Depreciation expense is approximately $294,000 and $22,000 for the years ended December 31, 2015 and 2014, respectively.

Note 6 – Stockholders’ Equity

2014 Activities

On January 13, 2014, pursuant to the first amendment to BCSLLC’s operating agreement, BCSLLC admitted three new members in exchange for aggregate capital contributions amounting to $8,000 representing 51,758,563 shares of common stock.

The Series B Designation provides authorization for the issuance of 400,000 shares of Series B preferred stock, par value $0.001 (the “Series B Preferred Stock”). Each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series B Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter equal to the number of shares of common stock such shares of Series B Preferred Stock are convertible into at such time, but not in excess of the conversion limitations. Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder’s shares of Series B Preferred Stock into fully paid and non-assessable shares of common stock in an amount equal to one hundred (100) shares of common stock for each one (1) share of Series B Preferred Stock surrendered. However, at no time may all or a portion of shares of Series B Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion which would exceed, when aggregated with all other shares of common stock owned by such holder at such time, the number of shares of common stock which would result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules thereunder) more than 9.99% of all of the common Stock outstanding at such time (the “9.99% Beneficial Ownership Limitation”). By written notice to the Company, any holder of Series B Preferred Stock may increase or decrease the 9.99% Beneficial Ownership Limitation to any other percentage not in excess of 9.99% specified in such notice; provided that (i) any such increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such increase or decrease will apply only to such holder of Series B Preferred Stock sending such notice and not to any other holder of Series B Preferred Stock; provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series B Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. During the nine months ended September 30, 2014, the Company converted 400,000 shares of Series B Preferred stock into 40,000,000 shares of common stock. There is no outstanding Series B Preferred stock outstanding as of December 31, 2014.

On February 6, 2014, following the completion of the merger and recapitalization transaction the Company, sold an aggregate of 3,750,000 units in a private placement (the “Private Placement”) of its securities to certain investors at a purchase price of $0.50 per unit pursuant to subscription agreements for an aggregate purchase price of $1,875,000. The units in the Private Placement consisted of (i) one share of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share, which is convertible into one (1) share of common stock and (ii) a three year warrant to purchase 0.5 share of common stock at an exercise price of $1.00 per share. Additionally, the shares of common stock issuable upon conversion of Series C Preferred Stock and common stock issuable upon exercise of the warrants are subject to “piggy-back” and “demand” registration rights until such shares of Common Stock may be sold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Each share of the Series C Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.001. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred Stock, provided further, that the Company acknowledges that, notwithstanding the foregoing, certain current holders of Series C Preferred Stock have elected to have the 9.99% Beneficial Ownership Limitation to initially be 4.99%. Each share of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation. Each warrant is exercisable into a share of common stock at an exercise price of $1.00 per share. The warrant may be exercised on a cashless basis. The Company is prohibited from effecting the exercise of warrant to the extent that, as a result of such exercise, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrant. Offering costs of $62,000 associated with the Private Placement Units were recorded as component of stockholders’ equity. The calculation of the effective conversion amount did not result in a beneficial conversion feature (“BCF”) because the effective conversion price equaled the Company’s stock price on the date of issuance, therefore no BCF was recorded.

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

2015 Activities

On January 19, 2015 (the “Closing Date”), Bitcoin Shop, Inc. (the “Company”) sold an aggregate of 4,330,000 Units (“January Units”) in a private placement (the “Private Placement”) of its securities to certain investors (the “Investors”) at a purchase price of $0.10 per Unit pursuant to subscription agreement (the “Subscription Agreements”) for an aggregate purchase price of $433,000. Each Unit in the Private Placement consists of (i) one share of common stock, par value $0.001 per share (the “Common Stock”) and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $0.10 per share. The January Units are subject to a “Most Favored Nations” provision and the Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.10 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the Unit and issuable upon exercise of the Warrants are subject to demand and piggy back registration rights. The Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the Warrants. The Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.20 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the January Units was $956,930 ($649,500 attributed to the unit warrants, and $303,100 attributed to the derivative liability component with “Most Favored Nations” Provision), and because this transaction was entered into under duress. Accordingly the Company recorded an initial charge of $519,600 on issuance of the January Units in accordance with ASC 820-10-30-3A (see Note 9 for assumptions).

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

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet from Eric Grill, Coin Outlet’s CEO, for 701,966 shares of the Company’s common stock. The fair value of the common stock was $154,433 on the issuance date. The Company now owns approximately 4.2% of Coin Outlet’s equity and has the ability to own up to 11% upon exercise of its previously issued option and warrant. Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017.

On April 20, 2015 (the “Closing Date”), the Company sold an aggregate of 7,708,342 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $0.30 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $0.375 per share (“April Warrant”). Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 66,667 April Units for $20,000 per executive in the April Private Placement. The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $0.30 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $0.938 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $2,843,811 ($1,878,957 attributed to the unit warrants, and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision), and because this transaction was entered into under duress, the Company recorded an initial loss of $531,311 on issuance of the April Unit in accordance with ASC 820-10-30-3A (see Note 9 for assumptions).

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

On October 14, 2015, the Company issued 162,037 shares of Common Stock to ATG Capital LLC for its cashless warrants exercise.

On October 29, 2015, the Company issued 40,000 shares of Common Stock at a per share price of $0.30 to RK Equity Advisors LLC.. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $12,000. The conversion amount was in consideration for financial advisory services. The fair value of the Common Stock on the issuance date was $4,400.

On November 20, 2015, the Company issued 80,000 shares of Common Stock at a per share price of $0.30 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $24,000. The conversion amount was in consideration for financial advisory services. The fair value of the Common Stock on the issuance date was $8,800.

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2015:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2014	875,000	$0.10
Issuance of warrants with Units - January 19, 2015*	10,825,000	0.10
Issuance of warrants with Units – April 20, 2015*	10,791,679	0.37
Issuance of warrants with convertible notes – December 16, 2015*	6,766,668	0.38
Cashless warrants exercise	(625,000)	0.10
Issuance of warrants for services **	570,000	0.31
Outstanding as of December 31, 2015	29,203,347	$0.27

* The warrants contain most favored nation and call provisions and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period.

** 70,000 of warrants contain price protection, and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period. (See FN 9)

Demand Registration Rights.

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

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires the Company to record a liability if the contingent loss is probable and the amount can be estimated. At December 31, 2015, the Company has not recorded a liability pertaining to the Company’s obligations under the Registration Rights Agreement because the amount is not deemed probable (the Company’s shares are currently eligible to be sold under Rule 144 the Securities Act).

Note 7 - Investment at Cost

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

On December 15, 2015, the Company entered into a Series B Preferred Share Purchase Agreement (the “Spondoolies Share Purchase Agreement”) with Spondoolies, by way of a joinder agreement (the “Joinder Agreement”) pursuant to which the Company purchased 14,546 Series B Preferred Shares of Spondoolies (the “Series B Shares”) for an aggregate purchase price of $750,000 (the “Investment”) or approximately 3% of Spondoolies’ equity on a fully diluted basis. After giving effect to the Investment and the Company’s prior investment of $1,500,000 on May 12, 2015, the Company owns approximately 9.6% of Spondoolies’ equity on a fully diluted basis.

Note 8 – Notes Payable

On January 19, 2015, Michal Handerhan, the Company’s Chief Operating Officer and Timothy Sidie, the Company’s co-founder and lead developer loaned the Company $20,000 and $45,000 respectively pursuant to Promissory Notes (the “Notes”). The Notes bear interest at the rate of 2% per annum and mature on December 31, 2015. The Notes may be prepaid, at the option of the Company, without premium or penalty, in whole or in part at any time or from time to time prior to the in maturity. In May 2015, the Company repaid $20,000 to Mr. Handerhan on his Notes.

On December 16, 2015, the Company, entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company issued to the Purchasers for an aggregate subscription amount of $1,450,000: (i) 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 6,766,668 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.375. The aggregate principal amount of the Notes is $1,450,000 and the Company received $1,377,500 after giving effect to the 5% original issue discount. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 16, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.30 per share, subject to adjustment as set forth in the Notes. The Notes provides for two amortization payments on the six-month and seven-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest, if the amortization payments are made in cash then the payment is an amount equal to 120% of the applicable amortization payment. The Notes become payable within three days of the Company consummating a fully underwritten offering.

The Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Notes if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may not convert into or otherwise beneficially own in excess of 9.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

Due to the complexity and number of embedded features within the convertible note and as permitted under ASC 825, the Company elected to account for the convertible notes and all the embedded features (collectively, the “hybrid instrument”) under the fair value option. ASC 825 requires the entity to record the financial asset or financial liability at fair value rather than at historical cost with changes in fair value recorded in the statement of operations. In addition, it requires that upfront costs and fees related to items for which the fair value option is elected be recognized in earnings as incurred and not deferred. On the initial measurement date of December 16, 2015, the fair value of the hybrid instrument was estimated at $1,777,408. Because this transaction was entered into under duress, the Company recorded an initial loss of $952,060 on issuance of the convertible notes in accordance with ASC 820-10-30-3A.

The Company used a Monte Carlo model to separately value the Warrants issued in connection with the convertible notes in order to take into account the possibility of an adjustment to the exercise price associated with new rounds of financing in the future. The most likely exercise price of the Warrants was estimated under various stock price scenarios and the noteholders’ payoffs were computed under each scenario. The present value of the mean of such payoffs represents the value of the warrant on any given valuation date. When the stock price was simulated in the model, the possible scenarios were always between the valuation date stock price and the initial exercise price of $0.375. As a result, the Company estimated the fair value of the warrant liability on the issuance date to be $537,152.

Note 9 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2015 and 2014:

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Currencies	$17,036	$17,036	$-	$-

Liabilities:
Derivative Liabilities	$3,794,153	$-	$-	$3,794,153
Senior convertible notes at fair value	1,781,156			1,781,156

	Fair value measured at December 31, 2014
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Currencies	$16,040	$16,040	$-	$-

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

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

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2015 and 2014:

Derivative Liabilities Balance - January 1, 2014	$-
Fair value of derivative liability on date of issuance (February 6, 2014)	227,239
Change in fair value of derivative liability	(204,957)
Reclassification of derivative liability	(22,282)
Derivative Liabilities Balance – December 31, 2014	-
Fair value of derivative liability on date of issuance (January 19, 2015)	952,600
Fair value of derivative liability on date of issuance (April 20, 2015)	2,843,811
Fair value of warrant liability associated with convertible notes	537,152
Change in fair value of derivative liability	(482,666)
Cashless warrants exercise related to derivative liability (October 15, 2015)	(56,744)
Derivative Liabilities Balance - December 31, 2015	$3,794,153

The amount of total gains or losses for the period included in changes in fair values attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2015 are $482,666 and $204,957 for the years ended December 31, 2015 and 2014, respectively.

Senior convertible notes at fair value Balance - January 1, 2015	$-
Fair value of senior convertible notes on date of issuance (December 16, 2015)	1,777,408
Change in fair value of senior convertible notes	3,748
Senior convertible notes at fair value Balance - December 31, 2015	$1,781,156

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

	February 6, 2014	December 31, 2014
Date of valuation
Fair value of common stock	$0.44	0.17
Dividend yield (per share)	0.00%	0.00%
Strike price	$1.00	1.00
Volatility (annual)	74%	71%
Risk-free rate	0.66%	0.88%
Expected life (years)	3.0	2.7

A summary of quantitative information with respect to valuation methodology, estimated using a probability-weighted Black-Scholes option pricing model, which is comparable to a Binomial option pricing model, and significant unobservable inputs used for the Company’s derivative liabilities and senior convertible notes at fair value that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2015 is as follows:

Derivative Liabilities

	January 19, 2015	April 20, 2015
Date of valuation
Fair value of Common Stock	$0.08	$0.24
Strike price	$0.10	$0.38
Volatility (annual)	108%	160%
Risk-free rate	1.3%	1.3%
Expected life (years)	5.0	5.0
Dividend yield (per share)	0	0

	October 14, 2015	December 16, 2015	December 31, 2015
Date of valuation
Fair value of Common Stock	$0.13	$0.10	$0.11
Strike price	$0.10	$0.38	$0.10-$0.38
Volatility (annual)	126%	123%	123%
Risk-free rate	1.6%	1.7%	1.6%-1.7%
Expected life (years)	5.0	5.0	4.0-5.0
Dividend yield (per share)	0	0	0

Senior Convertible Notes at Fair Value

	December 16, 2015	December 31, 2015
Date of valuation
Fair value of Common Stock	$0.10	$0.11
Strike price	$0.30	$0.30
Volatility (annual)	123%	123%
Risk-free rate	0.6%	$0.60
Dividend yield (per share)	0	0

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

The grant date fair value including modified instrumental value of stock options granted for the year ended December 31, 2014 was $18,638,717. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions and market conditions will be met. The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of options granted in 2014 was estimated using the following assumptions – exercise price $0.10-$0.50, expected stock price volatility 73.8%-105%, effective life 2.75-5.03 years, risk free rate 0.69%-1.67%.

Total stock-based compensation expense was approximately $6.4 million and $13.0 million for the years ended December 31, 2015 and 2014, respectively.

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

There are no stock options outstanding as of December 31, 2015.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share	Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2013	-	$-	$-	-	$-
Granted	18,651,472	0.23	1.00	8.0	-
Expired	-	-	-	-	-
Canceled	(6,201,472)	(0.50)	(2.88)	-	-
Outstanding at December 31, 2014	12,450,000	$0.10	$0.01	8.0	$-
Canceled	(12,450,000)	0.10	0.01	-	-
Outstanding as of December 31, 2015	-	-	-	-	-

Note 11 - Employment Agreements

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Charles W. Allen pursuant to which Mr. Allen agreed to cancel the Employment Agreement resulting in Mr. Allen becoming an “at will” employee of the Company.

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Michal Handerhan pursuant to which Mr. Handerhan agreed to cancel the Employment Agreement resulting in Mr. Handerhan becoming an “at will” employee of the Company.

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Timothy Sidie pursuant to which Mr. Sidie agreed to cancel the Employment Agreement resulting in Mr. Sidie becoming an “at will” employee of the Company.

On September 11, 2014, Timothy Sidie resigned from his position as Chief Technology Officer and a member of the Board of Directors of the Company.

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

On September 9, 2014, the Company entered into an Employment Agreement Cancellation and Release agreement with Charles A. Kiser pursuant to which Mr. Kiser agreed to cancel the Employment Agreement resulting in Mr. Kiser becoming an “at will” employee of the Company.

On December 24, 2014, Charles A. Kiser resigned from his position as Chief Marketing Officer of the Company.

Note 12 - Related Party Transactions

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

Note 13 – Commitments and Contingencies

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

Note 14 – Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2015 and 2014.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are comprised of the following:

	As of December 31,
	2015	2014

Deferred tax assets:
Net-operating loss carryforward	$1,177,872	$455,491
Stock-based compensation	7,695,805	5,177,726
Other	316,736	-

Total Deferred Tax Assets	9,190,413	5,633,217
Valuation allowance	(9,190,413)	(5,633,217)
Deferred Tax Asset, Net of Allowance	$-	$-

	For the years ended December 31,
	2015	2014

Federal
Current	$-	$-
Deferred	3,066,159	4,867,947
State
Current	-	-
Deferred	491,036	765,270
Change in valuation allowance	(3,557,196)	(5,633,217)
Income tax provision	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $1.8 million which expires in 2035. Prior to the merger, the Company (Bitcoin Shop Inc.) had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. Therefore, the Company recorded no deferred tax asset related to Bitcoin Shop Inc’s previous net operating loss carryforwards. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2015. The valuation allowance increased by approximately $3.5 million as of December 31, 2015.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2015	2014

Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.4)%	(5.3)%
Other	4.2%	1.1%
Change in Valuation Allowance	35.5%	38.2%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2015.

The Company is in the process of preparing and filing its 2014 federal and state tax returns. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the tax returns are filed.

Note 15 - Subsequent Events

None

