Form 10-Q
period 2016-03-31
BTCS Inc.
filed 2016-05-16
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2016, there were 157,480,545 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash	$62,560	$124,535
Digital currencies	45,517	17,036
Accounts receivable	3,780	-
Prepaid expense and other current assets	14,698	8,902
Total current assets	126,555	150,473

Other assets:
Property and equipment, net	404,420	489,420
Investment	-	2,250,000
Websites	4,786	6,075
Deposits	35,996	336,885
Total other assets	445,202	3,082,380

Total Assets	$571,757	$3,232,853

Liabilities and Stockholders' Deficit:
Accounts payable and accrued expense	$312,952	$402,464
Short term loan	45,000	45,000
Senior convertible notes at fair value	1,746,146	1,781,156
Derivative liability	3,296,920	3,794,153
Total current liabilities	5,401,018	6,022,773

Stockholders' deficit:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:	-	-
Series C Convertible Preferred: 0 and 2,200,000 shares issued and outstanding, respectively Liquidation preference $0.001 per share	-	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 170,480,545 shares issued and outstanding, respectively	170,480	170,480
Treasury stock, at cost, 13,000,000 shares at March 31, 2016 and December 31, 2015	(4,991)	(4,991)
Additional paid in capital	21,831,518	21,831,518
Accumulated deficit	(26,826,268)	(24,786,927)
Total stockholders' deficit	(4,829,261)	(2,789,920)

Total Liabilities and stockholders' deficit	$571,757	$3,232,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenues
E-commerce	$-	$1,038
Transaction verification services	191,403	38,038
Hosting	7,740	-
Total revenues	199,143	39,076
Power and mining expenses	(113,982)	(16,943)
Gross profit	85,161	22,133

Operating expenses:
Marketing	7,575	578
General and administrative	399,802	1,606,947
Fair value adjustments for digital currencies	(4,285)	1,408
Total operating expenses	403,092	1,608,933

Net loss from operations	(317,931)	(1,586,800)

Other income (expenses):
Impairment loss related to investment	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	497,233	(926,620)
Fair value adjustments for convertible notes	35,010	-
Inducement expense	-	(58,380)
Interest (expenses) income	(3,541)	(3,499)
Loss on issuance of Units	-	(519,600)
Other expenses	(112)	(214)
Total other (expenses) income	(1,721,410)	(1,762,746)

Net loss	$(2,039,341)	$(3,349,546)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	170,480,545	158,014,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Net Cash flows used from operating activities:
Net loss	$(2,039,341)	$(3,349,546)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation and amortization expenses	94,845	47,359
Stock based compensation	-	1,369,376
Change in fair value of digital currencies	(4,285)	1,408
Loss on issuance of Units	-	519,600
Fair value adjustments for warrant liabilities	(497,233)	926,620
Fair value adjustments for convertible notes	(35,010)	-
Inducement expenses	-	58,380
Impairment loss	2,250,000	254,433
Changes in operating assets and liabilities:
Digital currencies	(24,196)	(5,312)
Accounts receivable	(3,780)	-
Prepaid expenses and other current assets	(5,796)	8,238
Accounts payable	(89,512)	68,091
Net cash used in operating activities	(354,308)	(101,353)

Net cash used in investing activities:
Purchase of property and equipment	(11,208)	(234,565)
Sale of property and equipment, net	2,652	1,412
Refund of lease deposits	300,889	(56,700)
Investments at cost	-	(100,000)
Net cash provided by (used in) investing activities	292,333	(389,853)

Net cash provided by financing activities:
Common stock repurchase	-	(2,500)
Net proceeds from issuance of Private Placement Units	-	423,000
Net proceeds from issuance of Private Placement Units from related party	-	10,000
Proceeds from short term loan	-	45,000
Proceeds from short term loan from related party	-	20,000
Payment on short term loan to related party	-	(6,000)
Net cash provided by financing activities	-	489,500

Net decrease in cash	(61,975)	(1,706)
Cash, beginning of period	124,535	5,403
Cash, end of period	$62,560	$3,697

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series C Convertible Preferred to common stock	$-	$2,200
Issuance of common stock for fixed assets purchases	$-	$39,480
Increase in accounts payable related to fixed assets	$-	$8,984
Conversion of accounts payable to common stock	$-	$143,694
Issuance of common stock for investment	$-	$154,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada Corporation (the “Company”) in February 2014 entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is building a diversified company with operations in the blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy, access to its ecommerce site, and launching an invite only beta version of its multi-sig secure storage solution (digital wallet). Although we continue to support our ecommerce marketplace, we’ve shifted our focus towards our transaction verification service business, also known as bitcoin mining. The Company has currently stopped the development of its digital wallet.

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

The Company is an early entrant in the digital currency market and one of the first U.S. publicly traded companies to be involved with digital currencies. The Company currently operates a beta ecommerce marketplace which already accepts a variety of digital currencies, and has been expanding its transaction verification services business, recently adding servers capable of generating bitcoins (i.e. bitcoin mining). In the short term, the Company believes its transaction verification services business may be a growing source of revenue for it.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2015.

Note 3 - Liquidity, Financial Condition and Management’s Plans

For the three months ended March 31, 2016 and 2015, the Company recognized a net loss of $2.0 million and a net loss of $3.3 million, respectively. The Company had cash and cash equivalents of approximately $63,000 and a working capital deficiency of approximately $5.3 million at March 31, 2016, which includes $3.3 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional debt or equity financing, however there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all.

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

The Company continues to incur ongoing administrative and other operating expenses, including public company expenses, in excess of revenues. While the Company continues to implement its business strategy, it intends to finance its activities by:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings by controlling costs,

●	increasing revenue from its transaction verification services business, which enables the Company to generate digital currencies for cash, and

●	seeking additional financing through sales of additional securities.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted loss per share reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2016 and 2015 because their effect was anti-dilutive:

	March 31, 2016	December 31, 2015
Warrants	29,203,352	29,203,352
Convertible notes	4,833,333	4,833,333
Excluded potentially dilutive securities	34,036,685	34,036,685

Recent Accounting Pronouncements

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 - Property and Equipment

Property and equipment consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Equipment	$108,441	$109,493
Computer	4,232	3,086
Leasehold improvement	242,091	242,091
Transaction verification servers	458,243	451,281
	813,007	805,951
Accumulated depreciation	(408,587)	(316,531)
Property and equipment, net	$404,420	$489,420

Depreciation expense was approximately $95,000 and $47,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 6 – Investment at Cost

Spondoolies

The Company had total investment of $2,250,000 to Spondoolies Tech Ltd. (“Spondoolies”) as of December 31, 2015. The Company assessed impairment for the Spondoolies investment and determined that this investment is not recoverable and as such fully impaired it due to the temporary liquidator appointed by the Court on May 4, 2016 (see FN 10).

During the three months ended March 31, 2016, the Company recorded impairment loss of $2,250,000.

Note 7 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2016 and December 31, 2015:

	Fair value measured at March 31, 2016
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Currencies	$45,517	$45,517	$-	$-

Liabilities:
Derivative Liabilities	$3,296,920	$-	$-	$3,296,920
Senior convertible notes at fair value	1,746,146			1,746,146

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Currencies	$17,036	$17,036	$-	$-

Liabilities:
Derivative Liabilities	$3,794,153	$-	$-	$3,794,153
Senior convertible notes at fair value	1,781,156			1,781,156

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2016.

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

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2016:

Balance - January 1, 2016	$3,794,153
Change in fair value of derivative liability	(497,233)
Balance - March 31, 2016	$3,296,920

The amount of total gains or losses for the period included in changes in fair values attributable to the change in unrealized gains or losses relating to liability still held as of March 31, 2016 were approximately $497,000 and $927,000 for the three months ended March 31, 2016 and 2015, respectively.

Senior convertible notes at fair value Balance - January 1, 2016	$1,781,156
Change in fair value of senior convertible notes	(35,010)
Senior convertible notes at fair value Balance - March 31, 2016	$1,746,146

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2016 is as follows:

Derivative Liabilities

Date of valuation	March 31, 2016
Strike price	$0.27
Volatility (annual)	117.5%
Risk-free rate	1.1%
Contractual term (years)	4.1
Dividend yield (per share)	0%

Senior Convertible Notes at Fair Value

Date of valuation	March 31, 2016
Strike price	$0.11
Volatility (annual)	94.4%
Risk-free rate	0.4%
Dividend yield (per share)	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 8 - Stock Based Compensation

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

Stock-based compensation expense was $0 and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

There are no stock options outstanding as of March 31, 2016 and December 31, 2015.

Note 9 - Related Party Transactions

On February 19, 2016, the Company entered into a securities escrow agreement (the “Securities Escrow Agreement”) with Charles Allen its Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Principal Stockholders”). Pursuant to the Securities Escrow Agreement and for the benefit of the Company’s public shareholders the Principal Stockholders voluntarily agreed to place stock certificates representing 24,000,000 shares of Common Stock (the “Escrow Shares”) into escrow.

The return of 12,000,000 escrowed shares (the “Listing Escrow Shares”) to the Principal Stockholders shall be based upon the successful listing of the Company’s Common Stock on a National Stock Exchange on or before December 31, 2016 (the “Listing Condition”). The Listing Escrow Shares will be returned to the Company for cancelation for no consideration if the Company fails to achieve the Listing Condition. The return of 12,000,000 escrowed shares (the “Merger Escrow Shares”) to the Principal Stockholders shall be based upon the successful consummation of the merger with Spondoolies-Tech Ltd. (“Spondoolies”) on or before December 31, 2016 (the “Merger Condition”). The Merger Escrow Shares will be returned to the Company for cancelation for no consideration if the Company fails to achieve the Merger Condition.

Note 10 - Subsequent Events

On April 21, 2016, the Company dismissed its independent registered public accounting firm Marcum LLP (“Marcum”) effective immediately. The dismissal was approved by the Board of Directors (the “Board”) of the Company.

On April 21, 2016, the Company engaged RBSM LLP (“RBSM”) as the Company’s independent registered public accountant effective immediately.

On May 5, 2016, the Company was informed that, on May 4, 2016, a hearing was held in the district court (the “Court”) in Beersheva, Israel during which certain parties sought appointment of a temporary liquidator for Spondoolies Tech Ltd. (“Spondoolies”). As a result of the hearing, the Court appointed a temporary liquidator and the judge presiding over the proceedings set a hearing for July 14, 2016, at least one week prior to which a certificate of information must be filed with the Court as required in the applicable regulations. The Company is seeking a conference with the temporary liquidator.

At the present time, there can be no assurance that the Company’s pending acquisition of Spondoolies can be effectuated and is examining what claims, if any, it may have in connection with such acquisition and the Company’s prior investments in Spondoolies.

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

Overview

We are an early entrant in the digital currency ecosystem and one of the first U.S. publicly traded companies to be involved with digital currencies. We currently operate a beta ecommerce marketplace which already accepts a variety of digital currencies and, since the second half of 2014, have been expanding our transaction verification services business, leasing and building out a 83,000 square foot facility and putting into service a suite of servers capable of generating bitcoins (i.e. bitcoin mining). In the short term, we believe our transaction verification services business may be a growing source of revenue for us. Revenues are earned in our transaction verification services business through running ASIC (application-specific integrated circuit) servers at our North Carolina facility. When our servers are successful in finding and adding a block to the Blockchain we are awarded bitcoins for our efforts, which awarded bitcoins are booked as revenue at the prevailing market price on the day of receipt. The Blockchain is maintained by a global network of participants which are running ASIC and other servers which secure the Blockchain. While we believe that we have a cost competitive facility and equipment with competitive processing power, the market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may acquire facilities and equipment that are less costly and more efficient.

Transaction Verification Service Business (bitcoin mining)

We believe that with additional funding we can expand our low cost transaction verification services business (bitcoin mining) and believe this may provide revenue growth. In January 2015, we entered into a two year lease for an 83,000 square foot facility. Additionally we have the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments. In July 2015 we completed the internal build out of our facility which increased our operating capacity to 3 megawatts (mw). We are currently using approximately 0.95 megawatts of the facility’s capacity and may increase our use of its capacity to 3 megawatts.

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

Given the size and low cost of our facility and electricity, we have begun offering hosted mining services and are evaluating traditional data center services as well.

E-commerce Marketplace

We believe our e-commerce marketplace was the first such site to accept bitcoin. Our beta ecommerce marketplace is currently operational and offers over 250,000 curated products and utilizes our “Intelligent Shopping Engine” to find competitive prices on products from over 250 retailers. Products are curated through the application of filters such as popularity, reviews, categories, sales rank and other features which are chosen by management. In early 2014, we began a complete redesign of our ecommerce marketplace to incorporate our Intelligent Shopping Engine as a value added function to our ecommerce marketplace. During 2014, many new businesses (such as Dell, Microsoft, Overstock, NewEgg and TigerDirect) opted to accept bitcoin as a form of payment. This poses competition for our marketplace efforts and has resulted in reduced consumer interest in our e-commerce marketplace.

Although we have turned our focus on developing our transaction verification services business, our online ecommerce marketplace remains hosted, and maintained. We have developed software that allows us to interface with vendors and search for competitive prices in real time and display up-to-date inventory, and present prices in bitcoin, litecoin or dogecoin according to the exchange rate from USD. The exchange rate is updated frequently and at each stage of the checkout process, when customers reach the checkout page the exchange rate is locked in by our payment processor for 15 minutes and our payment processor assumes the currency exchange risk (unless we choose to accept the digital currency). All marketplace customer orders are fulfilled by third party vendors and we are not involved in the logistics chain, however, we oversee the fulfillment process and strive for a smooth shopping experience. Our payment processor allows us to select a ratio of cash versus each respective digital currency we accept. We charge our customers a processing fee of approximately three percent (which management may change from time to time) on transactions if we are not in the affiliate program with the end retailer selling a particular product. If we are a part of an affiliate program we are paid affiliate fees by the retailer which varies depending on both the retailer and by product which can range from one to fifteen percent.

Strategic Partnerships

We have partnered with and invested in five digital currency companies (collectively referred to herein as our “Partner Companies”) to further our efforts to build a universal digital currency platform. We have integrated with GoCoin LLC (“GoCoin”). GoCoin is an international payment platform enabling online and retail merchants a way to accept bitcoin, litecoin and dogecoin as payment methods. We have invested in and currently utilize Spondoolies Tech Ltd. (“Spondoolies”) and other manufacturers of ASIC servers for our transaction verification services business.

Blockchain Technologies and Other Growth Initiatives

We are also keenly focused on other blockchain technologies. Since the most prominent use case for blockchain technologies is digital currencies (or more specifically, bitcoin), it remains our core focus. Nonetheless, we anticipate continuing to evaluate other blockchain technology opportunities, as well as technologies that are complementary to our business strategy in an effort to minimize risks and enhance shareholder value. This will include evaluating opportunities that diversify our revenue streams, and provide other consumer services.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table reflects our operating results for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Revenues
E-commerce	$-	$1,038
Transaction verification services	191,403	38,038
Hosting	7,740	-
Total revenues	199,143	39,076
Power and mining expenses	(113,982)	(16,943)
Gross profit	85,161	22,133

Operating expenses:
Marketing	7,575	578
General and administrative	399,802	1,606,947
Fair value adjustments for digital currencies	(4,285)	1,408
Total operating expenses	403,092	1,608,933

Net loss from operations	(317,931)	(1,586,800)

Other income (expenses):
Impairment loss related to investment	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	497,233	(926,620)
Fair value adjustments for convertible notes	35,010	-
Inducement expense	-	(58,380)
Interest (expenses) income	(3,541)	(3,499)
Loss on issuance of Units	-	(519,600)
Other expenses	(112)	(214)
Total other (expenses) income	(1,721,410)	(1,762,746)

Net loss	$(2,039,341)	$(3,349,546)

Revenues

Revenues for the three months ended March 31, 2016 and 2015 were approximately $199,000 and $39,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services. The increase of approximately $160,000 or 4,103% is a result of fees earned from our transaction verification service business which accounted for 96% of our revenue for the three months ended March 31, 2016.

Power and Mining Expenses

Power and mining expenses for the three months ended March 31, 2016 and 2015 were approximately $114,000 and $17,000, respectively. The increase in the Power and mining expenses is the result of electric costs and miner commissions for our transaction verification services business.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were approximately $0.4 million and $1.6 million, respectively. The decrease in operating expenses over the prior year mostly relates to decrease in general and administrative expenses, which is primarily due to decrease in stock based compensation of approximately $1.4 million.

Fair Value Adjustments for Derivative Liabilities

During the quarter ended March 31, 2016, we recognized a gain on derivative liabilities of approximately $497,000. The change in the fair value of the derivative liability was due to a decrease in our stock price compared to the prior quarter.

Liquidity and Capital Resources

At March 31, 2016, we had current assets of approximately $127,000 and current liabilities of approximately $5.4 million, rendering a deficit of working capital of approximately $5.3 million.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. We used approximately $354,000 of cash in its operating activities for the three months ended March 31, 2016. We incurred approximately a $2.0 million net loss for the three months ended March 31, 2016. We had cash of approximately $63,000 at March 31, 2016. We expect to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

 None.

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
May 16, 2016
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

