Form 10-Q
period 2016-06-30
BTCS Inc.
filed 2016-09-22
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 19, 2016, there were 965,756,004 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash	$66,599	$124,535
Digital currencies	17,872	17,036
Prepaid expense and other current assets	2,078	8,902
Total current assets	86,549	150,473

Other assets:
Property and equipment, net	-	489,420
Investment	-	2,250,000
Websites	3,497	6,075
Deposits	35,996	336,885
Total other assets	39,493	3,082,380

Total Assets	$126,042	$3,232,853

Liabilities and Stockholders’ Deficit:
Accounts payable and accrued expense	$736,525	$402,464
Short term loan	45,000	45,000
Convertible notes at fair value	3,840,110	1,781,156
Derivative liabilities	13,015,937	3,794,153
Derivative liabilities for shortfall of shares	14,479,363	-
Total current liabilities	32,116,935	6,022,773

Stockholders’ deficit:
Common stock, 975,000,000 shares authorized at $0.001 par value, 236,946,578 and 170,480,545 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	236,946	170,480
Treasury stock, at cost, 13,000,000 shares at June 30, 2016 and December 31, 2015	(4,991)	(4,991)
Additional paid in capital	22,746,996	21,831,518
Accumulated deficit	(54,969,844)	(24,786,927)
Total stockholders’ deficit	(31,990,893)	(2,789,920)
Total Liabilities and Stockholders’ Deficit	$126,042	$3,232,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
E-commerce	$2,242	$5,252	$2,242	$6,290
Transaction verification services	119,220	139,123	310,623	175,753
Hosting	20,205	-	27,945	-
Total revenues	141,667	144,375	340,810	182,043
Power and mining expenses	(114,837)	(60,342)	(228,819)	(77,285)
Gross profit	26,830	84,033	111,991	104,758

Operating expenses:
Marketing	1,872	3,461	9,447	4,039
General and administrative	376,399	2,047,140	776,201	3,654,087
Impairment loss on fixed assets	240,853	-	240,853	-
Fair value adjustments for digital currencies	(4,868)	-	(9,153)	-
Total operating expenses	614,256	2,050,601	1,017,348	3,658,126

Net loss from operations	(587,426)	(1,966,568)	(905,357)	(3,553,368)

Other (expenses) income:
Impairment loss related to investment	-	-	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	(9,719,017)	1,250,572	(9,221,784)	323,952
Fair value adjustments for convertible notes	(371,670)	-	(336,660)	-
Fair value adjustments for derivative liability shortfall of shares	(14,479,363)	-	(14,479,363)	-
Inducement expense	-	-	-	(58,380)
Interest expenses	(2,639)	(2,283)	(6,180)	(5,782)
Loss on issuance of Units	(250,000)	(531,311)	(250,000)	(1,050,911)
Loss on extinguishment of debt	(2,512,473)	-	(2,512,473)	-
Liquidated Damages	(188,500)	-	(188,500)	-
Other expenses	(32,488)	(256)	(32,600)	(470)
Total other (expenses) income	(27,556,150)	716,722	(29,277,560)	(1,046,024)

Net loss	$(28,143,576)	$(1,249,846)	$(30,182,917)	$(4,599,392)

Net loss per share, basic and diluted	$(0.16)	$(0.01)	$(0.17)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	177,144,561	167,874,601	173,812,553	162,971,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2016	2015
Net Cash from operating activities:
Net loss	$(30,182,917)	$(4,599,392)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation and amortization expenses	179,845	115,791
Stock based compensation	-	2,753,968
Change in fair value of digital currencies	(9,153)	(7,476)
Issuance of common stock for services	-	102,585
Issuance of derivative liability warrants for services	-	40,377
Loss on issuance of Units	250,000	1,050,911
Fair value adjustments for warrant liabilities	9,221,784	(323,952)
Fair value adjustments for convertible notes	336,660	-
Fair value adjustments for derivative liability shortfall of shares	14,479,363	-
Inducement expenses	-	58,380
Impairment loss related to investment	2,250,000	254,433
Impairment loss on fixed assests	240,853	-
Loss on sale of fixed assets	35,102	-
Loss on extinguishment of debt	2,512,473	-
Bad debt expense	720	-
Liquidated Damages	188,500	-
Changes in operating assets and liabilities:
Digital currencies	8,317	(22,584)
Accounts receivable	(720)	-
Prepaid expenses and other current assets	6,824	(7,923)
Accounts payable	(104,439)	131,895
Net cash used in operating activities	(586,788)	(452,987)

Net cash from investing activities:
Purchase of property and equipment	(19,238)	(375,603)
Sale of property and equipment, net	55,436	3,117
Refund of lease deposit	300,889	(56,700)
Investments at cost	-	(1,600,000)
Net cash provided by (used in) investing activities	337,087	(2,029,186)

Net cash from financing activities:
Common stock repurchase	-	(2,500)
Net proceeds from exercise of warrant	91,765	-
Net proceeds from issuance of Private Placement Units	-	2,695,500
Net proceeds from issuance of Private Placement Units from related party	-	50,000
Proceeds from short term loan	-	45,000
Proceeds from issuance of convertible notes, net	100,000	-
Payment on short term loan to related party	-	(7,990)
Net cash provided by financing activities	191,765	2,780,010

Net decrease in cash	(57,936)	297,837
Cash, beginning of period	124,535	5,403
Cash, end of period	$66,599	$303,240

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series C Convertible Preferred to common stock	$-	$2,200
Issuance of common stock for fixed assets purchases	$-	$48,626
Conversion of accounts payable to common stock	$-	$246,924
Issuance of common stock for investment	$-	$154,433
Cashless warrant exercise	$12,500	$-
Conversion of convertible notes to common stock	$890,179	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada Corporation (the “Company”) in February 2014 entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is building a diversified company with operations in the blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy, and access to its ecommerce site. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining. Although we continue to support our ecommerce marketplace we are no longer developing or actively marketing it and our support of the ecommerce marketplace is limited.

On July 20, 2016, BTCS Digital Manufacturing (“DM”), a wholly owned subsidiary the Company suspended its North Carolina transaction verification services facility operations. The recent reduction in the block reward from 25 bitcoins to 12.5 bitcoins, often referred to as the halving, coupled with the facilities cooling system failing, has resulted in DM being unable to meet certain of its financial commitments. The Company is pursuing the following options: i) seeking additional capital to potentially bring DM back online; ii) a possible sale of DM; iii) and permanently winding down DM’s operations. If the Company ceases operations at DM, it may relocate its transaction verification services business to others data centers which may be more appropriate for the Company’s current scale of operations.

On August 8, 2016, DM discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC Leasing Company were stolen. The value of the stolen equipment owned by the Company does not appear to be material. The Company has reported the theft to local authorities as well its insurance company regarding next steps.

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

The Company is an early entrant in the digital currency market and one of the first U.S. publicly traded companies to be involved with digital currencies. The Company currently operates a beta ecommerce marketplace which already accepts a variety of digital currencies, and has been operating its transaction verification services business, which generate bitcoins (i.e. bitcoin mining).

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

Note 3 - Liquidity, Financial Condition and Management’s Plans

For the six months ended June 30, 2016 and 2015, the Company recognized a net loss of approximately $30.2 million and a net loss of approximately $4.6 million, respectively. The Company had cash and cash equivalents of approximately $67,000 and a working capital deficiency of approximately $32.0 million at June 30, 2016, which includes $27.5 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company continues to incur ongoing administrative and other operating expenses, including public company expenses, in excess of revenues. While the Company continues to implement its business strategy, it intends to finance its activities by:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings, by controlling costs, and

●	seeking additional financing through sales of additional securities.

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

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted loss per share reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2016 and 2015 because their effect was anti-dilutive:

	June 30, 2016	June 30, 2015
Stock options	-	12,450,000
Warrants	1,184,186,577	22,991,679
Convertible notes	274,376,241	-
Favored Nations	474,752,455	-
Excluded potentially dilutive securities	1,933,315,273	35,441,679

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its condensed consolidated statements of cash flows.

Subsequent events

Subsequent events have been evaluated through the date of this filing.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Property and Equipment

Property and equipment consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Equipment	$-	$109,493
Computer	-	3,086
Leasehold improvement	-	242,091
Transaction verification servers	-	451,281
	-	805,951
Accumulated depreciation	-	(316,531)
Property and equipment, net	$-	$489,420

Depreciation expense was approximately $84,000 and $68,000 for the three months ended June 30, 2016 and 2015, respectively, and $177,000 and $114,000 for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company purchased fixed assets of approximately $19,000, sold fixed assets amounting to approximately $55,000, resulting in loss on sale of fixed assets of $35,000.

Due to the financial nature of the Company as of June 30, 2016, the Company impaired all fixed assets and recorded an approximately $241,000 impairment charge during the three months ended June 30, 2016.

Note 6 - Investment at Cost

Spondoolies

The Company had total investment of approximately $2.3 million to Spondoolies Tech Ltd. (“Spondoolies”) as of December 31, 2015.

On May 5, 2016, the Company was informed that, on May 4, 2016, a hearing was held in the district court in Beersheva, Israel during which certain parties sought appointment of a temporary liquidator for Spondoolies. As a result of the liquidation the Company is no longer pursuing the acquisition of Spondoolies. The Company assessed impairment for the Spondoolies investment and determined that this investment is not recoverable and as such fully impaired.

During the six months ended June 30, 2016, the Company recorded impairment loss of approximately $2.3 million.

Note 7 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2016 and December 31, 2015:

	Fair value measured at June 30, 2016
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Currencies	$17,872	$17,872	$-	$-

Liabilities:
Derivative Liabilities	$13,015,937	$-	$-	$13,015,937
Derivative liabilities for shortfall of shares	14,479,363	-	-	14,479,363
Convertible notes at fair value	3,840,110	-	-	3,840,110

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Digital Currencies	$17,036	$17,036	$-	$-

Liabilities:
Derivative Liabilities	$3,794,153	$-	$-	$3,794,153
Convertible notes at fair value	1,781,156			1,781,156

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2016.

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

Changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2016:

Derivative liabilities Balance - January 1, 2016	$3,794,153
Change in fair value of derivative liability	9,221,784
Derivative liabilities Balance - June 30, 2016	$13,015,937

Derivative liabilities for shortfall of shares Balance - January 1, 2016	$-
Change in fair value of derivative liability shortfall of shares	14,479,363
Derivative liabilities for shortfall of shares Balance - June 30, 2016	$14,479,363

Convertible notes at fair value Balance - January 1, 2016	$1,781,156
Addition of convertible notes	100,000
Conversion of notes into common stock	(890,179)
Loss on extinguishment of debt	2,512,473
Change in fair value of convertible notes (including OID discount)	336,660
Convertible notes at fair value Balance - June 30, 2016	$3,840,110

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2016 is as follows:

Warrant Liabilities

Date of valuation	June 30, 2016
Strike price	$0.01
Volatility (annual)	146% to 155%
Risk-free rate	0.64% to 0.93%
Contractual term (years)	0.60 to 4.5
Dividend yield (per share)	0%

Derivative Liabilities for shortfall of shares

Date of valuation	June 30, 2016
Strike price	$0.01
Volatility (annual)	155.0%
Risk-free rate	0.9%
Contractual term (years)	4.0
Dividend yield (per share)	0%

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Notes at Fair Value

Date of valuation	June 30, 2016
Strike price	$0.01
Volatility (annual)	90.6% to 193.2%
Risk-free rate	0.02% to 0.4%
Dividend yield (per share)	0%

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

Stock-based compensation expense was $0 and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense was $0 and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

Stock Options

There are no stock options outstanding as of June 30, 2016 and December 31, 2015.

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

Pursuant to the June 3, 2016 Amendment Agreement (as defined in Note 11 below) the Principal Stockholders each received $86 in connection with their pro-rata portion of the Payment (as defined in Note 11 below). In April 2015, the Principal Stockholders each subscribed for $20,000 in the Subscription Agreement (as defined in Note 11 below) for an aggregate of $40,000.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Notes Payable

On June 6, 2016, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Purchaser subscribed for up to $375,000 of a 20% Original Issue Discount Junior Secured Convertible Notes (the “Junior Notes”). The aggregate principal amount of the Junior Notes issued at the initial close is $125,000 and the Company received $100,000 after giving effect to the 20% original issue discount. The lead investor was granted the option to require the Company to sell the Purchasers up to two additional Junior Notes in the principal amount of $125,000 during each of the periods that begin with the Initial Closing Date and end (i) on or before 45 days from the Initial Closing Date, and (ii) on or before 90 days from the Initial Closing Date.

The Junior Notes bears no interest except in the event of default which interest rate is 24% per annum upon the occurrence of an Event of Default (as defined in the Junior Notes), have a maturity date of December 5, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Junior Notes into shares of the Company’s Common Stock at a conversion price equal to $0.30 per share. If an Event of Default has occurred, the Junior Note shall be convertible at 60% of the lowest closing price during the prior twenty (20) trading days of the Company’s Common Stock.

The Junior Notes contains certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Junior Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Junior Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may not convert into or otherwise beneficially own in excess of 9.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

In connection with the Company’s obligations under the Junior Notes, the Company and its subsidiaries (the “Subsidiaries”) entered into a Security Agreement, Pledge Agreement and Subsidiary Agreement with the lead investor, as agent, pursuant to which the Company and the Subsidiaries granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness, for the benefit of the Purchasers, to secure the Company’s obligations under the Junior Notes. Upon an Event of Default (as defined in the Junior Notes), the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

The use of proceeds from this financing are intended for general corporate purposes. The Company also reimbursed the Purchaser $5,000 for legal fees and expenses from the private placement.

The issuance of the Common Stock is exempt from the registration requirements from the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale.

Over the course of June 16, 2016 through June 30, 2016, the Company issued a total of 66,466,033 shares of the Company’s Common Stock for: i) the conversion of $581,000 of principal and accrued interest on the Senior Secured Convertible Notes issued December 16, 2015 (the “Senior Notes”), and ii) the exercise of warrants. The issuances were exempt from registration pursuant to Rule 506 under Regulation D, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuances. The dates of the issuances and the numbers of shares issued are as follows:

		Issued
Date	Note Conversions	Warrant Exercises	Total
June 8, 2016	0	1,000,000	1,000,000
June 10, 2016	0	300,000	300,000
June 16, 2016	5,900,000	0	5,900,000
June 17, 2016	3,250,417	0	3,250,417
June 20, 2016	9,238,446	0	9,238,446
June 21, 2016	31,452,170	0	31,452,170
June 22, 2016	0	1,000,000	1,000,000
June 28, 2016	0	1,825,000	1,825,000
June 30, 2016	0	12,500,000	12,500,000
Total Issued Shares	49,841,033	16,625,000	66,466,033

None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Following these issuances, there were 236,946,578 shares of our Common Stock issued and outstanding as of June 30, 2016.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On June 22, 2016 the Company entered into a Standstill and Leak-out Agreement with all of the Senior Note holders. The Senior Note holders have agreed not to convert any Senior Notes until July 1, 2016. Thereafter, and until September 19, 2016, each Senior Note holder’s daily conversions will be limited to the greater of: (1) $7,500, and (2) five percent of the aggregate dollar value of Common Stock traded during the trading day immediately prior to the conversion date.

As of the June 30, 2016 the Company did not have sufficient shares of Common Stock to fulfill its obligations with respect to its Notes and warrants and has booked a derivative liability of $14,479,363 to account for the shortfall.

Note 11 - Stockholders’ Equity

On June 3, 2016, the Company received the last signature from investors, which investors hold 75% of the units (“Units”) sold to subscribers (“Subscribers”) in the Company private placement offering (the “Offering”) pursuant to that certain subscription agreement by and between the Company and the Subscribers dated on or around April 20, 2015 (the “Subscription Agreement”), to an amendment agreement (the “Amendment Agreement”).

Pursuant to the Amendment Agreement, the Company agreed to pay, on a pro-rata basis to all subscribers that purchased Units in the Offering, and in proportion to the respective Units purchased by each subscriber, pursuant to the Subscription Agreement, an aggregate $250,000 (“Payment”) upon the occurrence of the following events and in the amounts and on payment dates set forth in connection with such events: (i) in the event of a closing of any one or more equity or debt financing resulting in aggregate gross proceeds from the date of this Amendment of $350,000 or less, a payment towards the then-remaining Payment equal to ten-percent (10%) of such gross proceeds shall be made within three (3) business days of the closing of any such equity or debt financing; (ii) in the event of a closing of any one or more equity or debt financing resulting in aggregate gross proceeds from the date of this Amendment of $350,000 or more but less than $1,000,000, a payment towards the then-remaining Payment equal to twenty-percent (20%) of such gross proceeds shall be made within three (3) business days of the closing of any such equity or debt financing; (iii) at any of the Company’s fiscal-year-ends payment will be made in the amount of available cash prior to any payments of bonuses payable to Mr. Allen, the Company’s CEO, CFO and Chairman, and Mr. Handerhan, the Company’s COO, Secretary and Director; and (iv) upon closing of any one or more equity or debt financing resulting in aggregate gross proceeds from the date of this Amendment of $1,000,000 or more, a payment of all then-remaining Payment within three (3) business days of the closing of any such equity or debt financing.

In consideration for the Payment, the Subscribers agreed to limit any remedies currently due, if any, or to which they may be entitled in the future, under the “Favored Nations Provision” of the Subscription Agreement, to the additional issuance of Common Stock of the Company and warrants (“Warrants”) to purchase Common Stock up to the Common Stock and Warrants that would not result in each respective Subscriber beneficially owning over 4.99% of the Company’s issued and outstanding Common Stock.

On June 8, 2016, the Company and an investor (the “Investor”) holding a warrant dated January 19, 2015 (the “Warrant”) to purchase 2,325,000 shares (the “Warrant Shares”) of the Company’s Common Stock entered into a warrant exercise agreement (the “Exercise Agreement”).

Pursuant to the Exercise Agreement, the Company agreed to accept as full payment for 500,000 of the Warrant Shares, an aggregate exercise price equal to $27,500 (the “Exercise Price”) and the Investor irrevocably agreed to exercise the Warrant and deliver the Exercise Price within 2 days of the Exercise Agreement.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Over the course of June 8, 2016 through June 28, 2016, the Company issued 4,125,000 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of $91,765 to the Company this includes the $27,500 received in connection with the Exercise Agreement mentioned above.

Note 12 - Subsequent Events

Over the course of July 1, 2016 through August 1, 2016, the Company issued a total of 728,809,426 shares of the Company’s Common Stock for: i) the conversion of $460,344 of principal and accrued interest on the Senior Notes, and ii) the exercise of warrants. The issuances were exempt from registration pursuant to Rule 506 under Regulation D, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuances. The dates of the issuances and the numbers of shares issued are as follows:

		Issued
Date	Note Conversions	Warrant Exercises	Total
July 1, 2016	1,409,427	4,000,000	5,409,427
July 5, 2016	7,137,095	12,000,000	19,137,095
July 6, 2016	13,107,365	7,500,000	20,607,365
July 7, 2016	32,997,387	40,935,845	73,933,232
July 8, 2016	28,313,307	35,380,676	63,693,983
July 11, 2016	43,015,180	36,502,280	79,517,460
July 12, 2016	8,214,526	16,000,000	24,214,526
July 13, 2016	41,857,162	11,153,844	53,011,006
July 14, 2016	73,745,678	36,257,966	110,003,644
July 15, 2016	51,569,878	0	51,569,878
July 18, 2016	53,571,427	0	53,571,427
July 19, 2016	44,240,476	0	44,240,476
July 20, 2016	23,591,267	0	23,591,267
July 25, 2016	7,500,000	0	7,500,000
July 27, 2016	60,590,572	0	60,590,572
July 29, 2016	11,448,412	0	11,448,412
August 1, 2016	26,769,656	0	26,769,656
Total Issued Shares	529,078,815	199,730,611	728,809,426

None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Following these issuances, there were 952,756,004 shares of our Common Stock issued and outstanding.

As a result of the Senior Note conversions, the Company became obligated to issue, subject to certain limitations, the following additional securities: (i) 6,524,866,433 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution shares of Common Stock previously disclosed; and (ii) warrants to purchase 10,264,097,638 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution warrants previously disclosed. These figures do not reflect additional warrants to purchase Common Stock issuable to certain investors pursuant to the terms of the warrants issued on December 16, 2016 which includes those anti-dilution warrants previously disclosed. The Company also lowered the conversion price of the Company’s outstanding Junior Notes and Senior Notes to $0.00042. The Company does not currently have sufficient authorized and unreserved shares to fulfill its obligations with respect to the issuance of new shares of Common Stock. While no assurances can be made, the Company intends to seek shareholder approval to adjust the Company’s capitalization.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 20, 2016, DM suspended its North Carolina transaction verification services facility operations. The recent reduction in the block reward from 25 bitcoins to 12.5 bitcoins, often referred to as the halving, coupled with the facilities cooling system failing, has resulted in DM being unable to meet certain of its financial commitments. The Company is pursuing the following options: i) seeking additional capital to potentially bring DM back online; ii) a possible sale of DM; iii) and permanently winding down DM’s operations. If the Company ceases operations at DM, it may relocate its transaction verification services business to others data centers which may be more appropriate for the Company’s current scale of operations.

On August 8, 2016, DM, a wholly owned subsidiary of the Company discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC Leasing Company were stolen. The value of the stolen equipment owned by the Company does not appear to be material. The Company has reported the theft to local authorities as well its insurance company regarding next steps.

On September 1, 2016, DM gave cancelation notice to the landlord with respect to the lease of its North Carolina facility.

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

Overview

We are an early entrant in the digital currency ecosystem and one of the first U.S. publicly traded companies to be involved with digital currencies. We currently operate a beta ecommerce marketplace which already accepts a variety of digital currencies and, since the second half of 2014, entered the transaction verification services business, leasing and building out an 83,000 square foot facility and putting into service a suite of servers capable of generating bitcoins (i.e. bitcoin mining). Revenues are earned in our transaction verification services business through running ASIC (application-specific integrated circuit) servers at our North Carolina facility. When our servers are successful in finding and adding a block to the Blockchain we are awarded bitcoins for our efforts, which awarded bitcoins are booked as revenue at the prevailing market price on the day of receipt. The Blockchain is maintained by a global network of participants which are running ASIC and other servers which secure the Blockchain. The market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may acquire facilities and equipment that are less costly and more efficient.

Transaction Verification Service Business (bitcoin mining)

We believe that with additional funding we may be able to expand our low cost transaction verification services business (bitcoin mining) and believe this may provide revenue growth. In January 2015, we entered into a two-year lease for an 83,000 square foot facility. Additionally, we have the option to purchase the property for $775,000 less the $10,000 security deposit and all lease payments. In July 2015 we completed the internal build out of our facility which increased our operating capacity to 3 megawatts (mw). On July 20, 2016, we suspended our North Carolina transaction verification services facility operations. We are pursuing the following options: i) seeking additional capital to potentially bring the facility back online; and ii) permanently winding down its operations. If we do not resume operations in North Carolina, we may relocate our transaction verification services business to others data centers which may be more appropriate for the Company’s current scale of operations, alternatively we may pursue other strategic alternatives to our transaction verification services business. Transaction verification entails running ASIC (application-specific integrated circuit) servers which solve a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm bitcoin transactions. When we are successful in adding a block to the Blockchain, we are awarded a fixed number of bitcoins for our effort. Over time it is anticipated that the rewarded value in newly issued bitcoins of adding a block to the Blockchain will decrease, and we expect to charge transaction fees to verify transactions. Over time as the reward value decreases we believe the lowest cost participants (miners) will set the market rate for transaction fees such that they remain profitable.

E-commerce Marketplace

We believe our e-commerce marketplace was the first such site to accept bitcoin. Our beta ecommerce marketplace is currently operational and offers up to 250,000 curated products and utilizes our “Intelligent Shopping Engine” to find competitive prices on products from numerous retailers. Products are curated through the application of filters such as popularity, reviews, categories, sales rank and other features which are chosen by management. In early 2014, we began a complete redesign of our ecommerce marketplace to incorporate our Intelligent Shopping Engine as a value added function to our ecommerce marketplace. During 2014, many new businesses (such as Dell, Microsoft, Overstock, NewEgg and TigerDirect) opted to accept bitcoin as a form of payment. This poses competition for our marketplace efforts and has resulted in reduced consumer interest in our e-commerce marketplace.

Although we continue to support our ecommerce marketplace we are no longer developing or actively marketing it and our support of the ecommerce marketplace is limited. Our market place was launched through the development software that allows us to interface with vendors and search for competitive prices in real time and display up-to-date inventory, and present prices in bitcoin, litecoin or dogecoin according to the exchange rate from USD. The exchange rate is updated frequently and at each stage of the checkout process, when customers reach the checkout page the exchange rate is locked in by our payment processor for 15 minutes and our payment processor assumes the currency exchange risk (unless we choose to accept the digital currency). All marketplace customer orders are fulfilled by third party vendors and we are not involved in the logistics chain, however, we oversee the fulfillment process. Our payment processor allows us to select a ratio of cash versus each respective digital currency we accept. We charge our customers a processing fee of approximately three percent (which management may change from time to time) on transactions if we are not in the affiliate program with the end retailer selling a particular product. If we are a part of an affiliate program we are paid affiliate fees by the retailer which varies depending on both the retailer and by product which can range from one to fifteen percent.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table reflects our operating results for the three months ended June 30, 2016 and 2015:

	For the three months ended
	June 30,
	2016	2015
Revenues
E-commerce	$2,242	$5,252
Transaction verification services	119,220	139,123
Hosting	20,205	-
Total revenues	141,667	144,375
Power and mining expenses	(114,837)	(60,342)
Gross profit	26,830	84,033

Operating expenses:
Marketing	1,872	3,461
General and administrative	376,399	2,047,140
Impairment loss on fixed assets	240,853	-
Fair value adjustments for digital currencies	(4,868)	-
Total operating expenses	614,256	2,050,601

Net loss from operations	(587,426)	(1,966,568)

Other (expenses) income:
Impairment loss related to investment	-	-
Fair value adjustments for warrant liabilities	(9,719,017)	1,250,572
Fair value adjustments for convertible notes	(371,670)	-
Fair value adjustments for derivative liability shortfall of shares	(14,479,363)	-
Inducement expense	-	-
Interest expenses	(2,639)	(2,283)
Loss on issuance of Units	(250,000)	(531,311)
Loss on extinguishment of debt	(2,512,473)	-
Liquidated Damages	(188,500)	-
Other expenses	(32,488)	(256)
Total other (expenses) income	(27,556,150)	716,722

Net loss	$(28,143,576)	$(1,249,846)

Revenues

Revenues for the three months ended June 30, 2016 and 2015 were approximately $142,000 and $144,000, respectively. Revenues represent net revenue earned 1) from the processing of customer transactions through our ecommerce website, 2) through fees earned from our transaction verification service business and 3) from hosting. The net decrease of approximately $2,000 or 1% is a result of an approximately $3,000 decrease from the processing of customer transactions through our ecommerce website, an approximately $20,000 decrease in fees earned from our transaction verification service business and an approximately $20,000 increase in hosting fees. Fees earned from our transaction verification service business accounted for 84% of our revenue for the three months ended June 30, 2016. As a result of the Company suspending its operations at its North Carolina transaction verification services facility in July we anticipate a substantial decline in our revenue for the third quarter 2016 and going forward.

Power and Mining Expenses

Power and mining expenses for the three months ended June 30, 2016 and 2015 were approximately $115,000 and $60,000, respectively. The increase in the power and mining expenses is the result of electric costs for our transaction verification services business.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were approximately $614,000 and $2.1 million, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses. General and administrative expense was lower primarily due to a decrease in stock based compensation of approximately $1.4 million.

Other (Expenses) Income

Other (expenses) income for the three months ended June 30, 2016 and 2015 was approximately ($27.6) million and $717,000, respectively. The increase in other expenses over the prior year mostly relates to increases in fair value adjustments for derivative liability shortfall of shares of $14.5 million, fair value adjustments for warrant liabilities of $9.7 million and loss on extinguishment of debt of $2.5 million.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following table reflects our operating results for the six months ended June 30, 2016 and 2015:

	For the six months ended
	June 30,
	2016	2015
Revenues

E-commerce	$2,242	$6,290
Transaction verification services	310,623	175,753
Hosting	27,945	-
Total revenues	340,810	182,043
Power and mining expenses	(228,819)	(77,285)
Gross profit	111,991	104,758

Operating expenses:
Marketing	9,447	4,039
General and administrative	776,201	3,654,087
Impairment loss on fixed assets	240,853	-
Fair value adjustments for digital currencies	(9,153)	-
Total operating expenses	1,017,348	3,658,126

Net loss from operations	(905,357)	(3,553,368)

Other (expenses) income:
Impairment loss related to investment	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	(9,221,784)	323,952
Fair value adjustments for convertible notes	(336,660)	-
Fair value adjustments for derivative liability shortfall of shares	(14,479,363)	-
Inducement expense	-	(58,380)
Interest expenses	(6,180)	(5,782)
Loss on issuance of Units	(250,000)	(1,050,911)
Loss on extinguishment of debt	(2,512,473)	-
Liquidated Damages	(188,500)	-
Other expenses	(32,600)	(470)
Total other (expenses) income	(29,277,560)	(1,046,024)

Net loss	$(30,182,917)	$(4,599,392)

Revenues

Revenues for the six months ended June 30, 2016 and 2015 were approximately $341,000 and $182,000 respectively. Revenues represent net revenue earned 1) from the processing of customer transactions through our ecommerce website, 2) through fees earned from our transaction verification service business and 3) from hosting. The net increase of approximately $159,000 or 87% is a result of an approximately $4,000 decrease from the processing of customer transactions through our ecommerce website, an approximately $135,000 increase in fees earned from our transaction verification service business and an approximately $28,000 increase in hosting fees. Fees earned from our transaction verification service business accounted for 91% of our revenue for the six months ended June 30, 2016. As a result of the Company suspending its operations at its North Carolina transaction verification services facility in July we anticipate a substantial decline in our revenue for the third quarter 2016 and going forward.

Power and Mining Expenses

Power and mining expenses for the six months ended June 30, 2016 and 2015 was approximately $229,000 and $77,000, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 and 2015 were approximately $1.0 million and $3.7 million, respectively. The decrease in operating expenses over the prior year mostly relates to decrease in stock based compensation of approximately $2.8 million.

Other Expenses

Other expenses for the six months ended June 30, 2016 and 2015 was approximately $29.3 million and $1.0 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for derivative liability shortfall of shares of $14.5 million, fair value adjustments for warrant liabilities of $9.2 million, loss on extinguishment of debt of $2.5 million and impairment loss related to investment of $2.3 million.

Liquidity and Capital Resources

At June 30, 2016, we had current assets of approximately $87,000 and current liabilities of approximately $32.1 million, rendering a deficit of working capital of approximately $32.0 million, which includes $27.5 million for the fair value of derivative liabilities.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. We used approximately $587,000 of cash in its operating activities for the six months ended June 30, 2016. We incurred approximately a $30.2 million net loss for the six months ended June 30, 2016. We had cash of approximately $67,000 at June 30, 2016. We expect to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Net Cash from Operating Activities

Net cash used in operating activities was approximately $587,000 for the six months ended June 30, 2016. Net cash used in continuing operations for the six months ended June 30, 2016 was primarily driven by a $30.2 million net loss, offset by $14.5 million of fair value adjustments for derivative liability shortfall of shares, $9.2 million of fair value adjustment for warrant liabilities, $2.5 million loss on extinguishment of debt and $2.3 million of impairment loss related to our investment.

Net cash used in operations for the six months ended June 30, 2015 was approximately $453,000 and was primarily driven by the loss incurred during the six months ended June 30, 2015 of approximately $4.6 million, partially offset by stock-based compensation expense of approximately $2.8 million and a $1.1 million loss on issuance of Units.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2016 was approximately $337,000 and primarily due to a refund of lease deposit of $301,000.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2015 was approximately $2.0 million primarily due to a $1.6 million investment at cost and approximately $376,000 purchase of fixed assets.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $192,000 for the six months ended June 30, 2016. On June 6, 2016, we received a net $100,000 from issuance of Junior Notes after giving effect to the 20% original issue discount. During the six months ended June 30, 2016, we issued 4,125,000 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of approximately $92,000.

Net cash provided by financing activities was approximately $2.8 million for the six months ended June 30, 2015. On January 19, 2015, we received aggregate proceeds of approximately $433,000 in a private placement. On April 20, 2015, we received additional aggregate proceeds of approximately $2.3 million in a private placement.

Off Balance Sheet Transactions

We are not a party to any off balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

On June 16, 2016 the Company defaulted on its Senior Notes which also triggered a default on its Junior Notes.

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
September 22, 2016
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

