Form 10-Q
period 2016-09-30
BTCS Inc.
filed 2016-12-28
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 28, 2016, there were 965,756,004 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash	$-	$124,535
Digital currencies	200	17,036
Prepaid expense and other current assets	9,296	8,902
Total current assets	9,496	150,473

Other assets:
Property and equipment, net	-	489,420
Investment	-	2,250,000
Websites	2,208	6,075
Deposits	25,996	336,885
Total other assets	28,204	3,082,380

Total Assets	$37,700	$3,232,853

Liabilities and Stockholders' Deficit:
Cash overdraft	$9,258	$-
Accounts payable and accrued expense	640,763	402,464
Short term loan	45,000	45,000
Convertible notes at fair value	2,576,819	1,781,156
Derivative liabilities	11,977,349	3,794,153
Derivative liabilities for shortfall of shares	7,401,321	-
Liquidated damages liabilities	1,621,750	-
Total current liabilities	24,272,260	6,022,773

Stockholders' deficit:
Common stock, 975,000,000 shares authorized at 0.001 par value, 965,756,004 and 170,480,545 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	965,756	170,480
Treasury stock, at cost, 13,000,000 shares at September 30, 2016 and December 31, 2015	(4,991)	(4,991)
Additional paid in capital	26,537,578	21,831,518
Accumulated deficit	(51,732,903)	(24,786,927)
Total stockholders' deficit	(24,234,560)	(2,789,920)

Total Liabilities and stockholders' deficit	$37,700	$3,232,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
E-commerce	$96	$-	$2,338	$6,290
Transaction verification services	15,553	169,069	326,176	344,822
Hosting	-	-	27,945	-
Total revenues	15,649	169,069	356,459	351,112
Power and mining expenses	(35,050)	(101,824)	(263,869)	(179,109)
Gross profit	(19,401)	67,245	92,590	172,003

Operating expenses:
Marketing	1,045	8,347	10,492	12,386
General and administrative	192,900	4,160,461	969,101	7,814,548
Impairment loss on fixed assets	-	-	240,853	-
Fair value adjustments for digital currencies	488	-	(8,665)	-
Total operating expenses	194,433	4,168,808	1,211,781	7,826,934

Net loss from operations	(213,834)	(4,101,563)	(1,119,191)	(7,654,931)

Other (expenses) income:
Impairment loss related to investment	-	-	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	1,038,588	286,087	(8,183,196)	610,039
Fair value adjustments for convertible notes	(2,909,236)	-	(3,245,896)	-
Fair value adjustments for derivative liability shortfall of shares	7,078,042	-	(7,401,321)	-
Inducement expense	-	-	-	(58,380)
Interest expenses	(604)	(2,291)	(6,784)	(8,073)
Loss on issuance of units	-	(1,672)	(250,000)	(1,050,911)
Loss on extinguishment of debt	(346,865)	-	(2,859,338)	-
Liquidated damages	(1,433,250)	-	(1,621,750)	-
Other expenses	24,100	-	(8,500)	(2,142)
Total other income (expenses)	3,450,775	282,124	(25,826,785)	(763,900)

Net income (loss)	$3,236,941	$(3,819,439)	$(26,945,976)	$(8,418,831)

Net income (loss) per share, basic and diluted
Basic	$0.00	$(0.02)	$(0.07)	$(0.05)
Diluted	$0.00	$(0.02)	$(0.07)	$(0.05)

Weighted average number of shares outstanding, basic and diluted
Basic	857,280,121	170,162,708	403,298,014	165,394,960
Diluted	16,516,954,751	170,162,708	403,298,014	165,394,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Net Cash flows used from operating activities:
Net loss	$(26,945,976)	$(8,418,831)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation and amortization expenses	181,134	205,240
Stock based compensation	-	6,383,772
Change in fair value of digital currencies	(8,665)	(7,476)
Loss on sale of fixed assets	11,002	-
Issuance of common stock for services	-	189,855
Issuance of derivative liability warrants for services	-	100,000
Loss on issuance of units	-	1,050,911
Fair value adjustments for warrant liabilities	8,183,196	(610,039)
Fair value adjustments for convertible notes	3,245,896	-
Fair value adjustments for derivative liability shortfall of shares	7,401,321	-
Inducement expenses	-	58,380
Impairment loss related to investment	2,250,000	254,433
Impairment loss on fixed assets	240,853	-
Loss on extinguishment of debt	2,859,338	-
Liquidated damages	1,621,750	-
Changes in operating assets and liabilities:
Digital currencies	25,501	(37,790)
Prepaid expenses and other current assets	(394)	24,027
Accounts payable	260,499	292,906
Net cash used in operating activities	(674,545)	(514,612)

Net cash used in investing activities:
Purchase of property and equipment	(19,238)	(531,434)
Sale of property and equipment, net	57,335	4,141
Refund of lease deposit	310,889	(51,885)
Investments at cost	-	(1,600,000)
Net cash provided by (used in) investing activities	348,986	(2,179,178)

Net cash provided by financing activities:
Common stock repurchase	-	(2,500)
Net proceeds from exercise of warrant	91,766	-
Net proceeds from issuance of Private Placement Units	-	2,695,500
Net proceeds from issuance of Private Placement Units from related party	-	50,000
Proceeds from short term loan	-	45,000
Proceeds from issuance of convertible notes, net	100,000	-
Payment on short term loan to related party	-	(7,990)
Change in overdraft	9,258	-
Net cash provided by financing activities	201,024	2,780,010

Net decrease in cash	(124,535)	86,220
Cash, beginning of period	124,535	5,403
Cash, end of period	$-	$91,623

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series C Convertible Preferred to common stock	$-	$2,200
Issuance of common stock for fixed assets purchases	$-	$48,626
Conversion of accounts payable to common stock	$-	$246,924
Issuance of common stock for investment	$-	$154,433
Cashless warrant exercise	$212,230	$-
Conversion of convertible notes to common stock	$5,409,571	$-
Debt settlement from sale of fixed assets	$22,200	$-
Reclassification between convertible notes and derivative liabilities	$92,601	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada Corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is currently focused on blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid 2016 we ceased our transaction verification services operation at our North Carolina facility due to capital constraints. Although our ecommerce marketplace is still online we are no longer developing, marketing or supporting it.

On July 20, 2016, BTCS Digital Manufacturing (“DM”), a wholly owned subsidiary the Company suspended its North Carolina transaction verification services facility operations. The recent reduction in the block reward from 25 bitcoins to 12.5 bitcoins, often referred to as the halving, coupled with the facilities cooling system failing, has resulted in DM being unable to meet certain of its financial commitments. The Company has subsequently ceased operations at DM.

On August 8, 2016, DM discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC Leasing Company (“CSC”) were stolen. The value of the stolen equipment owned by the Company does not appear to be material. The Company reported the theft to local authorities as well its insurance company regarding next steps. The Company is currently working through the insurance company claims process for the benefit of CSC the Company’s equipment finance provider which owns the stolen serves. CSC would be the payee with respect to any insurance proceeds received in connection with the stolen servers.

The Company is an early entrant in the digital currency market and one of the first U.S. publicly traded companies to be involved with digital currencies and blockchain technologies. Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases, participating in initial digital asset offerings (often referred to as initial coin offerings). Additionally the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

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

Note 3 - Liquidity, Financial Condition and Management’s Plans

For the nine months ended September 30, 2016 and 2015, the Company recognized a net loss of approximately $26.9 million and a net loss of approximately $8.4 million, respectively. The Company had no cash and cash equivalents outstanding and a working capital deficiency of approximately $24.3 million at September 30, 2016, which includes $20 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company continues to incur ongoing administrative and other operating expenses, including public company expenses, in excess of revenues. While the Company continues to implement its business strategy, it intends to finance its activities by:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings, by controlling costs, and

●	seeking additional financing through sales of additional securities.

●	In order to raise capital, the Company needs to increase its authorized Common Stock. On December 16, 2016, the Company filed a preliminary Information Statement with the Securities and Exchange Commission disclosing it has obtained approval from its shareholders to effect a reverse stock split and maintain the number of authorized shares of Common Stock at current levels. The consent was executed by the Company’s CEO as the holder of super voting preferred stock. See Note 13.

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

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted loss per share reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2016 and 2015 because their effect was anti-dilutive:

	As of September 30,
	2016	2015
Stock Options	-	12,450,000
Warrants to purchase common stock	16,127,323,911	22,991,679
Convertible notes	2,749,029,357	-
Favored Nations	6,524,866,433	-
Total	25,401,219,701	35,441,679

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent events

Subsequent events have been evaluated through the date of this filing.

Note 5 - Property and Equipment

Property and equipment consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Equipment	-	$109,493
Computer	-	3,086
Leasehold improvements	-	242,091
Transaction verification servers	-	451,281
Total cost	-	805,951
Accumulated depreciation and amortization	-	(316,531)

Property and equipment, net	$-	$489,420

Depreciation expense was approximately $0 and $88,000 for the three months ended September 30, 2016 and 2015, respectively, and $177,000 and $202,000 for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company purchased fixed assets of approximately $19,000, sold fixed assets amounting to approximately $57,000, resulting in loss on sale of fixed assets of $11,000.

Due to the financial nature of the Company, the Company impaired all fixed assets and recorded an approximately $241,000 impairment charge in June 2016.

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

During the nine months ended September 30, 2016, the Company recorded impairment loss of approximately $2.3 million.

Note 7 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2016 and December 31, 2015:

	Fair value measured at September 30, 2016
	Total carrying value at September 30,		Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$200	$200

Liabilities
Derivative liabilities	$11,977,349			$11,977,349
Derivative liabilities for shortfall of shares	$7,401,321			$7,401,321
Convertible notes at fair value	$2,576,819			$2,576,819

	Fair value measured at December 31, 2015
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$17,036	$17,036	$-	$-

Liabilities
Derivative liabilities	$3,794,153			$3,794,153
Convertible notes at fair value	1,781,156	-	-	1,781,156

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2016.

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

Changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2016:

Derivative liabilities Balance - January 1, 2016	$3,794,153
Change in fair value of derivative liability	8,183,196
Derivative liabilities Balance - September 30, 2016	$11,977,349

Derivative liabilities for shortfall of shares Balance - January 1, 2016	$-
Change in fair value of derivative liability shortfall of shares	7,401,321
Derivative liabilities for shortfall of shares Balance - September 30, 2016	$7,401,321

Convertible notes at fair value - January 1, 2016	$1,781,156
Addition of convertible notes	100,000
Conversion of notes into common stock	(5,409,571)
Loss on extinguishment of debt	2,859,338
Change in fair value of convertible notes (including OID discount)	3,245,896
Convertible notes at fair value - September 30, 2016	$2,576,819

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2016 is as follows:

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Warrant Liabilities

Date of valuation	September 30, 2016
Strike Price	0.0004 - 1.0000
Volatility	153% - 269%
Risk-free interest rate	0.35% - 1.03%
Contractual life (in years)	0.35 to 4.21
Dividend yield (per share)	0%

Derivative Liabilities for shortfall of shares

Date of valuation	September 30, 2016
Strike Price	0.00042
Volatility	231.78%
Risk-free interest rate	1.01%
Contractual life (in years)	4.0
Dividend yield (per share)	0%

Convertible Notes at Fair Value

Date of valuation	September 30, 2016
Strike Price	0.00042
Volatility	181.2% - 297.40%
Risk-free interest rate	0.25% - 0.31%
Dividend yield (per share)	0%

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

Stock-based compensation expense was $0 and $3.6 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense was $0 and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock Options

There are no stock options outstanding as of September 30, 2016 and December 31, 2015.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Junior Notes contains certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Junior Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, each Purchaser will not have the right to convert any portion of the Junior Note if such Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

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

As a result of the Senior Note conversions, the Company became obligated to issue, subject to certain limitations, the following additional securities: (i) 6,524,866,433 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution shares of Common Stock previously disclosed; and (ii) warrants to purchase 16,127,323,911 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution warrants previously disclosed. These figures do not reflect additional warrants to purchase Common Stock issuable to certain investors pursuant to the terms of the warrants issued on December 16, 2016 which includes those anti-dilution warrants previously disclosed. The Company also lowered the conversion price of the Company’s outstanding Junior Notes and Senior Notes to $0.00042. The Company does not currently have sufficient authorized and unreserved shares to fulfill its obligations with respect to the issuance of new shares of Common Stock. While no assurances can be made, the Company intends to seek shareholder approval to adjust the Company’s capitalization.

As of the September 30, 2016 the Company did not have sufficient shares of Common Stock to fulfill its obligations with respect to its Notes and warrants and has booked a derivative liability of $7,401,321 to account for the shortfall.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Equity

On June 3, 2016, the Company and investors from a private placement as of April 20, 2015 (the “Subscription Agreement”) entered into an amendment agreement (the “Amendment Agreement”).

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

Over the course of June 8, 2016 through June 28, 2016, the Company issued 4,125,000 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of $91,765 to the Company; this includes the $27,500 received in connection with the Exercise Agreement mentioned above.

Over the course of July 1, 2016 through August 1, 2016, the Company issued a total of 728,809,426 shares of the Company’s Common Stock for: i) the conversion of $439,251 of principal and accrued interest on the Senior Notes, and ii) the cashless exercise of warrants. The issuances were exempt from registration pursuant to Rule 506 under Regulation D, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuances.

None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Following these issuances, there were 965,756,004 shares of our Common Stock issued and outstanding which includes 13,000,000 shares of treasury stock, excluding shares held in treasury there are 952,756,004 shares of our Common Stock issued and outstanding.

As a result of the Senior Note conversions, the Company became obligated to issue, subject to certain limitations, the following additional securities: (i) 6,524,866,433 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution shares of Common Stock previously disclosed; (ii) warrants to purchase 10,280,964,322 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution warrants previously disclosed, and (iii) warrants to purchase 5,845,414,589 shares of Common Stock pursuant to the terms of the warrants issued on December 16, 2016 which includes those anti-dilution warrants previously disclosed. The Company also lowered the conversion price of the Company’s outstanding Senior Notes and Junior Notes to $0.00042.

Note 12 - North Carolina Facility

On July 20, 2016, DM suspended its North Carolina transaction verification services facility operations. The recent reduction in the block reward from 25 bitcoins to 12.5 bitcoins, often referred to as the halving, coupled with the facilities cooling system failing, has resulted in DM being unable to meet certain of its financial commitments. The Company has subsequently ceased operations at DM.

On August 8, 2016, DM discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC were stolen. The value of the stolen equipment owned by the Company does not appear to be material. The Company reported the theft to local authorities as well its insurance company regarding next steps. The Company is currently working through the insurance company claims process for the benefit of CSC the Company’s equipment finance provider which owns the stolen serves. CSC would be the payee with respect to any insurance proceeds received in connection with the stolen servers.

On September 1, 2016, DM gave cancelation notice to the landlord with respect to the lease of its North Carolina facility.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 - Subsequent Events

On December 6, 2016, the Company issued a total of $220,002 Convertible Promissory Notes (the “December 2016 Notes”) to three accredited investors. The December 2016 Notes were issued in connection with a loan of $200,002 and the cancellation of two $10,000 promissory notes previously issued by the Company to two of the investors. The December 2016 Notes are due on June 6, 2017 and bear interest at 8% per annum payable on the maturity date. In connection with the investments, the Company agreed to use its best efforts (no later than 90 days from the original issuance date) to obtain shareholder approval to effectuate a reverse stock split or increase its authorized capital (either, a “Charter Amendment”) in order to permit the exercise and/or conversion of all of the Company’s outstanding securities into common stock including securities owed to holders pursuant to anti-dilution protection. Further, the December 2016 Notes required the Company to designate a series of preferred stock with super voting power and issue it to an executive officer of the Company. In furtherance of that provision, the Company issued 100 shares of Series A Preferred Stock to Charles Allen, its Chief Executive Officer and a director, which provides Mr. Allen with a majority of the Company’s outstanding voting power. See Item 5.03 below. Until such time as the Company effects a Charter Amendment, the December 2016 Notes are convertible into a preferred stock which shall be designated and issued by the Company and a Certificate of Designation designating the related rights and preferences of the preferred stock shall be filed with the Secretary of State of Nevada within 15 days of the investment. After the Charter Amendment is effected, the December 2016 Notes will be convertible into Common Stock. The conversion price of the December 2016 Notes is $0.002 per share.

The Company may only use the proceeds of the December 2016 Notes for accrued and unpaid management compensation (subject to the $50,000 salary limitation as set forth in the April 20, 2015 Subscription Agreement Amended Agreement), unpaid out-of-pocket expenses of employees, legal and accounting fees, and certain other fees and liabilities. The Company may not use any of the proceeds towards payments to its outstanding note holders or investors that participated in the Company’s past financings.

Note 14 - Liquidated Damages

Pursuant to the terms of the Company’s Senior Notes and Junior Notes the Company is required to issue shares of Common Stock to the holders upon notice of conversion. The Company does have sufficient authorized shares of Common Stock to fulfill its obligations with respect to its Senior Note and Junior Note holders and has booked a liquidated damages liability of $1,621,750 for the nine months ended September 30, 2016.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016.

Overview

We are an early entrant in the digital currency market and one of the first U.S. publicly traded companies to be involved with digital currencies and blockchain technologies. Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases, participating in initial digital asset offerings (often referred to as initial coin offerings). Additionally the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

Digital asset blockchains are typically maintained by a network of participants which run servers which secure their blockchain. The market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may have greater resources than us.

Blockchain Technology and Digital Assets Initiatives

We are also focused on digital assets and blockchain technologies. Subject to additional financing, we plan to continue to evaluate other strategic opportunities in this rapidly evolving sector in an effort to enhance shareholder value.

Transaction Verification Service Business (digital asset mining e.g. bitcoin)

We believe that with additional funding we may be able to resume our transaction verification services business (digital asset mining e.g. bitcoin) and believe this may provide revenue growth. If we are successful in resuming our transaction verification services business we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoins blockchain.

Transaction verification entails running ASIC (application-specific integrated circuit) servers or other specialized servers which solve a set of prescribed complex mathematical calculations in order to add a block to a blockchain and thereby confirm digital asset transactions. When we are successful in adding a block to the blockchain, we are awarded a fixed number of digital assets for our effort.

E-commerce Marketplace (Discontinued)

We believe our e-commerce marketplace was the first such site to accept bitcoin. However, many new businesses (such as Dell, Microsoft, Overstock, NewEgg and TigerDirect) opted to accept bitcoin as a form of payment. This posed serious competition for our marketplace efforts and resulted in reduced consumer interest in our e-commerce marketplace. Although our ecommerce marketplace is still online we have ceased all development efforts, are no longer marketing it, and do not currently support it.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated a net loss from operations of $0.2 million, and $1.1 million for the three and nine months ended September 30, 2016, respectively. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. The Company is currently working on restructuring its liabilities and raising additional funds to pursue its business plan. The Company can provide no assurances or guarantees it will be successful in its efforts to restructure its liabilities or raise additional funds.

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2015 financial statements that there is substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table reflects our operating results for the three months ended September 30, 2016 and 2015:

	For the three months ended
	September 30,
	2016	2015
Revenues
E-commerce	$96	$-
Transaction verification services	15,553	169,069
Hosting	-	-
Total revenues	15,649	169,069
Power and mining expenses	(35,050)	(101,824)
Gross profit	(19,401)	67,245

Operating expenses:
Marketing	1,045	8,347
General and administrative	192,900	4,160,461
Fair value adjustments for digital currencies	488	-
Total operating expenses	194,433	4,168,808

Net loss from operations	(213,834)	(4,101,563)

Other (expenses) income:
Impairment loss related to investment	-	-
Fair value adjustments for warrant liabilities	1,038,588	286,087
Fair value adjustments for convertible notes	(2,909,236)	-
Fair value adjustments for derivative liability shortfall of shares	7,078,042	-
Interest expenses	(604)	(2,291)
Loss on issuance of units	-	(1,672)
Loss on extinguishment of debt	(346,865)	-
Liquidated damages	(1,433,250)	-
Other expenses	24,100	-
Total other income (expenses)	3,450,775	282,124

Net income (loss)	$3,236,941	$(3,819,439)

The table reflects a relatively low operating loss for the 2016 period and significant cash expenses.

Revenues

Revenues for the three months ended September 30, 2016 and 2015 were approximately $16,000 and $169,000, respectively. Revenues represent net revenue earned: 1) from the processing of customer transactions through our ecommerce website, 2) through fees earned from our transaction verification service business, and 3) from hosting. The net decrease of approximately $153,000 or 91% is a result of an approximately $153,000 decrease in fees earned from our transaction verification services business. Fees earned from our transaction verification service business accounted for 99% of our revenue for the three months ended September 30, 2016. As a result of the Company suspending its operations at its North Carolina transaction verification services facility in July we anticipated a substantial decline in our revenue for the third quarter 2016 and going forward.

Power and Mining Expenses

Power and mining expenses for the three months ended September 30, 2016 and 2015 were approximately $35,000 and $102,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 were approximately $194,000 and $4.2 million, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses. General and administrative expense was lower primarily due to a decrease in stock based compensation of approximately $3.6 million.

Other Income

Other income for the three months ended September 30, 2016 and 2015 was approximately $3.5 million and $282,000, respectively. The increase in other income over the prior year primarily relates to increases in fair value adjustments for derivative liability shortfall of shares of $7.1 million, fair value adjustments for convertible notes of ($2.9 million), fair value adjustments for warrant liabilities of $1.0 million and is offset by liquidated damages of $1.4 million, all of which are non-cash expenses.

Net Income (Loss)

Net income for the three months ended September 30, 2016 was approximately $3.2 million, net loss for the three months ended September 30, 2015 was approximately $3.8 million, respectively. The increase in net income for the three months ended September 30, 2016 resulted primarily from fair value adjustments for derivative liability shortfall of shares of $7.1 million and fair value adjustments for convertible notes of $2.9 million.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following table reflects our operating results for the nine months ended September 30, 2016 and 2015:

	For the nine months ended
	September 30,
	2016	2015
Revenues
E-commerce	$2,338	$6,290
Transaction verification services	326,176	344,822
Hosting	27,945	-
Total revenues	356,459	351,112
Power and mining expenses	(263,869)	(179,109)
Gross profit	92,590	172,003

Operating expenses:
Marketing	10,492	12,386
General and administrative	969,101	7,814,548
Impairment loss on fixed assets	240,853	-
Fair value adjustments for digital currencies	(8,665)	-
Total operating expenses	1,211,781	7,826,934

Net loss from operations	(1,119,191)	(7,654,931)

Other (expenses) income:
Impairment loss related to investment	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	(8,183,196)	610,039
Fair value adjustments for convertible notes	(3,245,896)	-
Fair value adjustments for derivative liability shortfall of shares	(7,401,321)	-
Inducement expense	-	(58,380)
Interest expenses	(6,784)	(8,073)
Loss on issuance of Units	(250,000)	(1,050,911)
Loss on extinguishment of debt	(2,859,338)	-
Liquidated Damages	(1,621,750)	-
Other expenses	(8,500)	(2,142)
Total other (expenses)	(25,826,785)	(763,900)

Net loss	$(26,945,976)	$(8,418,831)

The table reflects a relatively low operating loss for the 2016 period and significant cash expenses.

Revenues

Revenues for the nine months ended September 30, 2016 and 2015 were approximately $356,000 and $351,000 respectively. Revenues represent net revenue earned: 1) from the processing of customer transactions through our ecommerce website, 2) through fees earned from our transaction verification service business, and 3) from hosting. The net increase of approximately $5,000 or 2% is a result of an approximately $19,000 decrease in fees earned from our transaction verification service business, an approximately $30,000 increase in hosting fees. Fees earned from our transaction verification service business accounted for 91% of our revenue for the nine months ended September 30, 2016. As a result of the Company suspending its operations at its North Carolina transaction verification services facility in July we anticipated a substantial decline in our revenue for the third quarter 2016 and going forward.

Power and Mining Expenses

Power and mining expenses for the nine months ended September 30, 2016 and 2015 was approximately $264,000 and $179,000, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 and 2015 were approximately $1.2 million and $7.8 million, respectively. The decrease in operating expenses over the prior year mostly relates to decrease in stock based compensation of approximately $6.4 million.

Other Expenses

Other expenses for the nine months ended September 30, 2016 and 2015 was approximately $25.8 million and $764,000, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for derivative liability shortfall of shares of $7.4 million, fair value adjustments for warrant liabilities of $8.1 million, fair value adjustments for convertible notes of $3.2 million and loss on extinguishment of debt of $2.9 million, all of which are non-cash expenses, and an impairment loss related to investment of $2.3 million.

Net Loss

Net loss for the nine months ended September 30, 2016 and 2015 was approximately $27.0 million and $8.4 million, respectively. The increase in net loss for the nine months ended September 30, 2016 resulted primarily from $7.4 million, fair value adjustments for warrant liabilities of $8.1 million and fair value adjustments for convertible notes of $3.2 million and loss on extinguishment of debt of $2.9 million, which are non-cash expenses.

Liquidity and Capital Resources

At September 30, 2016, we had current assets of approximately $9,000 and current liabilities of approximately $24.0 million, rendering a deficit of working capital of approximately $24.0 million, which includes $20 million for the non-cash fair value of derivative liabilities. On December 6, 2016, the Company issued a total of $220,002 Convertible Promissory Notes (the “December 2016 Notes”) to three accredited investors. The December 2016 Notes were issued in connection with a loan of $200,002 and the cancellation of two $10,000 promissory notes previously issued by the Company to two of the investors. The December 2016 Notes are due on June 6, 2017 and bear interest at 8% per annum payable on the maturity date. The conversion price of the December 2016 Notes is $0.002 per share.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. We used approximately $675,000 of cash in operating activities for the nine months ended September 30, 2016. We incurred approximately a $26.9 million net loss for the nine months ended September 30, 2016. We had cash of approximately $0 at September 30, 2016. We expect to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net Cash from Operating Activities

Net cash used in operating activities was approximately $675,000 for the nine months ended September 30, 2016. Net cash used in continuing operations for the nine months ended September 30, 2016 was primarily driven by a $26.9 million net loss, offset by $7.4 million of fair value adjustments for derivative liability shortfall of shares, $8.1 million of fair value adjustment for warrant liabilities, $3.2 million in fair value adjustments of convertible notes, $2.9 million loss on extinguishment of debt and $2.3 million of impairment loss related to our investment.

Net cash used in operations for the nine months ended September 30, 2015 was approximately $515,000 and was primarily driven by the loss incurred during the nine months ended September 30, 2015 of approximately $8.4 million, partially offset by stock-based compensation expense of approximately $6.4 million and a $1.1 million loss on issuance of Units.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2016 was approximately $349,000 and primarily due to a refund of lease deposit of $311,000.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2015 was approximately $2.2 million primarily due to a $1.6 million investment at cost and approximately $531,000 purchase of fixed assets.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $201,000 for the nine months ended September 30, 2016. On June 6, 2016, we received a net $100,000 from issuance of Junior Notes after giving effect to the 20% original issue discount. During the nine months ended September 30, 2016, we issued 4,125,000 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of approximately $92,000.

Net cash provided by financing activities was approximately $2.8 million for the nine months ended September 30, 2015. On January 19, 2015, we received aggregate proceeds of approximately $433,000 in a private placement. On April 20, 2015, we received additional aggregate proceeds of approximately $2.3 million in a private placement.

Off Balance Sheet Transactions

We are not a party to any off balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Principal Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

There were no material changes to our principal accounting estimates during the period covered by this report.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 4 to the Unaudited Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the market for microcap companies and our ability to effect a reverse stock split and capital increase as publicly disclosed.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

On June 16, 2016, the Company defaulted on its Senior Notes which also triggered a default on its Junior Notes. As of the quarter ended September 30, 2016 the Company was in default on $966,036 of its Senior Notes and $188,533 on its Junior Notes.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.
December 28, 2016
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation, as Amended	10-K	3/31/2011	3.1
3.1(a)	Amendment No 1. To Articles of Incorporation	8-K	3/25/2013	3.1
3.1(b)	Amendment No 2. To Articles of Incorporation	8-K	2/5/2014	3.1
3.2	Bylaws	S-1	5/29/2008	3.2
31	Certification of Principal Executive and Financial Officer (Section 302)				Filed
32	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to BTCS, Inc., 1901 North Moore Street, Suite # 700, Arlington, VA 22209, Attention: Corporate Secretary.

