Form 10-K
period 2016-12-31
BTCS Inc.
filed 2017-06-23
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commissions file number 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9466 Georgia Avenue #124 Silver Spring, MD	20901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock of $0.73 on June 30, 2016 (giving effect to a 1-for-60 reverse stock split effected by the registrant on February 13, 2017), was approximately $1,961,320. As of June 8, 2017, the registrant had 87,990,107 shares of Common Stock outstanding.

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

PART I

ITEM 1. BUSINESS

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“bitcoin” — A type of a Digital Asset based on an open source math-based protocol existing on the Bitcoin Network and utilizing cryptographic security.

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

“Code” — The US Internal Revenue Code of 1986, as amended.

“Digital Asset” — Collectively, all digital assets based upon a computer-generated math-based and/or cryptographic protocol that may, among other things, be used to buy and sell goods or pay for services. Bitcoins represent one type of Digital Asset.

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

“SEC” — The US Securities and Exchange Commission.

“Securities Act” — The Securities Act of 1933, as amended.

“SIPC” — The Securities Investor Protection Corporation.

“Transaction Verification Services” — Is equivalent to Mining

INTRODUCTION

We are an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies.

OUR BUSINESS

Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases, participating in initial digital asset offerings (often referred to as initial coin offerings). Additionally, the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

Digital asset blockchains are typically maintained by a network of participants which run servers which secure their blockchain. The market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may have greater resources than us.

Blockchain Technology and Digital Asset Initiatives

We are also focused on digital assets and blockchain technologies. Subject to additional financing, we plan to continue to evaluate other strategic opportunities in this rapidly evolving sector in an effort to enhance shareholder value.

Transaction Verification Service Business (digital asset mining e.g. bitcoin, Suspended)

We believe that with additional funding we may be able to resume our transaction verification services business (digital asset mining e.g. bitcoin) and believe this may provide revenue growth. If we are successful in resuming our transaction verification services business, we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoins blockchain.

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

INDUSTRY AND MARKET OVERVIEW (BITCOIN AND BLOCKCHAIN TECHNOLOGIES)

Introduction to Bitcoins and the Bitcoin Network

A bitcoin is one type of a Digital Asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoins can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on Bitcoin Exchanges or in individual end-user-to-end-user transactions under a barter system.

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

As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network automatically adjusts the complexity of the block-solving equation in an effort to set distribution such that newly-created blocks will be added to the Blockchain, on average, approximately every ten minutes. Processing power is added to the Bitcoin Network at irregular rates that have grown rapidly from early 2013 through 2016.

Incentives for Transaction Verification (Mining)

Miners dedicate substantial resources to mining. Given the increasing difficulty of the target established by the Bitcoin Network, current miners must invest in expensive mining devices with adequate processing power to hash at a competitive rate. The first mining devices were standard home computers; however, mining computers are currently designed solely for mining purposes. Such devices included ASIC machines built by specialized companies like BitFury, Bitmain Technologies, 21 Inc., Avalon, and BW. Miners also incur substantial electricity costs in order to continuously power and cool their devices while solving for a new block.

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

The Bitcoin Network protocol already includes transaction fee rules and the mechanics for awarding transaction fees to the miners that solve for blocks in which the fees are recorded; however, users currently may opt not to pay transaction fees (depending on the bitcoin software they use) and miners may choose not to enforce the transaction fee rules since, at present, the bitcoin rewards are far more substantial than transaction fees. On June 8, 2017, transaction fees accounted for approximately 0.91 percent of miners’ total revenue, though the percentage of revenue represented by transaction fees is not static and fluctuates based on the number of transactions for which sending users include transaction fees, the levels of those transaction fees and the number of transactions a miner includes in its solved blocks. Typically, transactions do not have difficulty being recorded if transaction fees are not included.

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average). Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining “pools” have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts. The Company monitors the Blockchain network and, based on the information we collected from our network access, as of June 8, 2017, the largest three mining pools were, AntPool, BTC.TOP, and an unknown pool, which, when aggregated, represented approximately 40.5 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior month).

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around June 2020 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of June 8, 2017, based on the information we collected from our network access 16,380,000 bitcoins have been mined.

Modifications to the Bitcoin Protocol

Bitcoin is an open source project (i.e., a product whose source code is freely available to the public and that utilizes crowdsourcing to identify possible issues, problems and defects) and there is no official developer or group of developers that controls the Bitcoin Network. The Bitcoin Network’s development is overseen by a core group of developers, which varies from time to time (“Core Developers”). The Core Developers are able to access and can propose alterations to the Bitcoin Network source code hosted on GitHub, an online service and forum used to share and develop open source code. Other programmers have access to and can propose changes to the bitcoin source code on GitHub, but the Core Developers have an elevated level of influence over the process. As a result, the Core Developers are responsible for quasi-official releases of updates and other changes to the Bitcoin Network’s source code. Users and miners must accept any changes made to the Bitcoin Network (including those proposed by the Core Developers) by downloading the proposed modification of the source code.

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

Other Blockchain Technologies

Core Development of the bitcoin source code has increasingly focused on modifications of the bitcoin protocol to allow non-financial and next generation uses (sometimes referred to as Bitcoin 2.0 projects). These uses include smart contracts and distributed registers built into, built atop or pegged alongside the Blockchain. For example, the white paper for Blockstream, a program of which Core Developers Jeff Garzik and Gregory Maxwell are a part, calls for the use of “pegged sidechains” to develop programming environments that are built within block chain ledgers that can interact with and rely on the security of the Bitcoin Network and Blockchain, while remaining independent thereof. We are actively evaluating other Blockchain technologies that relate to Bitcoin 2.0 projects. At this time, Bitcoin 2.0 projects remain in early stages and have not been materially integrated into the Blockchain or Bitcoin Network.

Bitcoin Value

Bitcoins are an example of a Digital Asset that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credit. As a result, the value of bitcoins is determined by the value that various market participants place on bitcoins through their transactions.

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

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network’s processing power or “hashrate.” Computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network. During May and June 2014, mining pool GHash.io’s hashing power approached 50 percent of the processing power on the Bitcoin Network. During a brief period in early June 2014, the mining pool may have controlled in excess of one-half of the Bitcoin Network’s processing power. Although no malicious activity or abnormal transaction recording was observed, the incident establishes that it is possible that a substantial mining pool may accumulate close to or more than a majority of the processing power on the Bitcoin Network. As of June 5, 2017, no single pool controlled more than twenty one percent of the total processing power.

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

Historical Chart of the Price of Bitcoins, 2016-2017

The price of bitcoins is volatile and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since our Transaction Verification Services business records revenue based on the price of earned bitcoins and we may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The following chart illustrates the fluctuating value of the US Dollar exchange rate for bitcoins for the one-year period ending June 5, 2017, as reported by Blockchain.info:

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

As with any other asset or medium of exchange, bitcoins can be used to purchase illegal goods or fund illicit activities. For example, Silk Road, an anonymous online marketplace that sold illegal substances prior to its seizure and the arrest of its founder and operator in October 2013, accepted only bitcoins. The use of bitcoins for illicit purposes, however, is not promoted by the Bitcoin Network or the user community as a whole. Furthermore, we do not believe our ecommerce platform, which we no longer support or are developing, has exposure to such uses because the products sold in our marketplace were curated by our management and the sellers of those products are big box retailers with credible products and retail operations.

Alternative Digital Assets

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of June 5, 2017. Over 700 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “digital assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Asset.

GOVERNMENT OVERSIGHT

The Bitcoin Network is a recent technological innovation and the regulatory schemes to which bitcoin and the Bitcoin Network may be subject have not been fully explored or developed. For example, the SEC has yet to issue an official statement describing how it will treat bitcoin for a variety of regulatory purposes, and the CFTC, despite issuing a settlement order determining that bitcoin is a commodity, has not adopted a policy statement or rule delineating its treatment of bitcoin.

Until February 2014, the only U.S. federal regulator to release official guidance on bitcoin and the Bitcoin Network was FinCEN, a bureau of the U.S. Department of the Treasury responsible for the federal regulation of currency market participants. On March 18th, 2013, FinCEN issued interpretive guidance relating to the application of the Bank Secrecy Act to distributing, exchanging and transmitting “virtual currencies.” More specifically, it determined that a Bitcoin user will not be considered a money service business (“MSB”) or be required to register, report and perform recordkeeping; however, an administrator or exchanger of bitcoin must be a registered money services business under FinCEN’s money transmitter regulations. As a result, Bitcoin Exchanges that deal with U.S. residents or otherwise fall under U.S. jurisdiction are required to obtain licenses and comply with FinCEN regulations. FinCEN released additional guidance on January 30, 2014, April 29, 2014, October 27, 2014 and August 14, 2015, clarifying that most miners, software developers, hardware manufacturers, escrow service providers and investors in bitcoin would not be required to register with FinCEN on the basis of such activity alone, but that Bitcoin Exchanges, payment processors and convertible Digital Asset administrators would likely be required to register with FinCEN on the basis of the activities described in the October 2014 and August 2015 letters.

Although the SEC has not opined on the legal characterization of bitcoin as a security, it has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi schemes), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. Clarity regarding the treatment of bitcoin was obtained on September 17, 2015, when the CFTC instituted and settled the Coinflip case. The Coinflip order found that the respondents (i) conducted activity related to commodity options transactions without complying with the provisions of the CEA and CFTC regulations, and (ii) operated a facility for the trading of swaps without registering the facility as a SEF or DCM. The Coinflip order was significant as it is the first time the CFTC determined that bitcoin and other virtual currencies are properly defined as commodities under the CEA. Based on this determination, the CFTC applied CEA provisions and CFTC regulations that apply to transactions in commodity options and swaps to the conduct of the bitcoin derivatives trading platform. Also of significance, is that the CFTC appears to have taken the position that bitcoin is not encompassed by the definition of currency under the CEA and CFTC regulations. The CFTC defined bitcoin and other “virtual currencies” as “a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.”

The CFTC affirmed its approach to the regulation of bitcoin and bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a Bitcoin Exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC.

On March 25, 2014, the IRS released guidance on the treatment of virtual convertible currencies, such as bitcoin, for U.S. federal income tax purposes. The guidance, the first issued by a U.S. government agency regarding the asset classification of bitcoin, classified bitcoin as “property” that it is not currency for U.S. federal income tax purposes. The guidance clarified that bitcoin could be held as capital assets and that holders of bitcoin were required to track gains and losses relating to their cost basis at acquisition and their amount realized upon sale or other disposition of the bitcoin. The IRS also clarified that bitcoin received as payment (e.g., as wages or, in the case of a miner, as a reward for solving a block) is included in the recipient’s taxable income based on the fair market value of bitcoin when received. The IRS may revisit its treatment of Digital Assets, including seeking enforcement of existing guidance or issuing new guidance, in response to recommendations in a September 2016 report by the U.S. Treasury Inspector General for Tax Administration.31 The asset classification of bitcoin by the IRS is not controlling on other government agencies for purposes other than those relating to U.S. federal income tax.

On June 26, 2014, the U.S. Government Accountability Office publicly released a report to the Committee on Homeland Security and Government Affairs that summarized regulatory, law enforcement and consumer protection assessments regarding the Bitcoin economy and Bitcoin in general. The report recommended that the U.S. Consumer Financial Protection Bureau participate in inter-agency working groups on Bitcoin to assess how the agency might address Bitcoin-related consumer protection issues. The report echoed, in part, a May 7, 2014 investor alert published by the SEC that highlighted fraud and other concerns relating to certain investment opportunities denominated in bitcoin and fraudulent and unregistered investment schemes targeted at participants in online Bitcoin forums. In the fall of 2014, the SEC is reported to have initiated an inquiry into the sale of unregistered securities denominated in bitcoin or altcoins, and into the sale of “crypto-equity” (i.e., tokens for use on altcoin programming platforms), although the Company has not verified the scope or veracity of such reports due to the confidentiality of such inquiries.

As of April 2016, the U.S. Congress, U.S. Senate Committee on Homeland Security and Government Affairs, U.S. Senate Committee on Banking, Housing and Urban Affairs, the CFTC, the New York State Department of Financial Services (“NYSDFS”), and the Conference of State Bank Supervisors had initiated formal inquiries into or held hearings on Digital Assets, including bitcoin, and possible regulation thereof. Members of the private sector and representatives of the Department of Justice, Secret Service and FinCEN (among other government agencies) had participated in such inquiries and hearings.

U.S. state regulators, including the California Department of Financial Institutions, NYSDFS, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar Bitcoin service providers register on a state-level as MTs or MSB. In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoin or other Digital Assets as a means of payment. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in virtual currencies. In September 2015, the bill was ordered to become an inactive file and as of the date of this registration statement there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year.

In July 2014, the NYSDFS proposed the first US regulatory framework for licensing participants in “virtual currency business activity.” The proposed regulations, known as the “BitLicense,” are intended to focus on consumer protection and, after the closure of an initial comment period that yielded 3,746 formal public comments and a reproposal, the NYSDFS issued its final “BitLicense” regulatory framework in June 2015. The “BitLicense” regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibits any person or entity involved in such activity to conduct activities without a license. The “BitLicense” requires, among other things, that licensees are adequately capitalized, maintain detailed books and records, adopt anti-money laundering policies, ensure they have robust cyber security policies and incorporate a variety of other compliance policies. As of January 2017, the NYSDFS has granted a “BitLicense” to three (3) market participants.

On December 16, 2014, the Conference of State Bank Supervisors released for public comment a proposed model regulatory framework for state regulation of participants in “virtual currency activities.” Although similar in some regards, the proposed model framework does not track completely the BitLicense regulations in New York. The Conference of State Bank Supervisors proposed framework is a non-binding model and would have to be independently adopted, in sum or in part, by state legislatures or regulators on a case-by-case basis. In numerous other states, including Connecticut, North Carolina, New Hampshire and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other Digital Assets.

In addition, various foreign jurisdictions may adopt laws, regulations or directives that affect Bitcoin. In October 2012, the European Central Bank issued a report on “virtual currency” schemes indicating that Bitcoin may become the subject of regulatory interest in the European Union. In August 2013, the German Ministry of Finance released an interpretation that labeled bitcoin to be a form of private money or a unit of account that is not recognized as a full currency, but is subject to German tax laws. A ruling by the Court of Justice of the European Union on October 22, 2015 found that a bitcoin exchange’s trading of bitcoin for conventional currency (such as Euros or Swedish Krona) and vice versa was subject to value added tax (“VAT”) rules because it constituted the supply of services for consideration. However, the court also found that bitcoin could qualify for an exception reserved for transactions related to currency, bank notes, and other legal tender, and thus the bitcoin trading could be exempted from VAT. The ruling shows that bitcoin tax treatment in the European Union has moved more closely in-line with that of conventional currency. Foreign government bodies have also initiated public inquiries similar to those taken by US government bodies, including public hearings on Digital Assets, including bitcoin, held by both the French and Canadian Senates. In October 2015, the European Court of Justice determined that exchanging transactions in Digital Assets are exempt from value-added taxes in the same manner as traditional currencies. In July 2016, the European Commission released a draft directive that proposed applying counter-terrorism and anti-money laundering regulations to virtual currencies, and in September 2016, the European Banking authority advised the European Commission to institute new regulation specific to virtual currencies, with amendments to existing regulation as a stopgap measure.

On December 5, 2013, the People’s Bank of China and five Chinese ministries released a notice that restricted Bitcoin activity among its financial and payment institutions while classifying bitcoin as a “virtual commodity” that was legal to own and speculate in. Over the subsequent six (6) months, news reports from China indicated that many banking institutions and third-party payment processors in China had received private guidance leading them to close Bitcoin Exchange bank accounts that held Chinese Yuan on behalf of exchange customers. As a result, though the Chinese government has not banned the use of bitcoin or the holding of bitcoin, the effective result of the public and private notices has been to severely restrict the operation of Chinese Bitcoin Exchanges through the limitation of customers’ ability to deposit or withdraw Chinese Yuan with or from the exchanges. During the second half of 2014, Chinese Bitcoin Exchanges again began to accept deposits of Chinese Yuan through the use of third-party payment providers, and trading activity returned to higher levels. In January 2016, the People’s Bank of China, China’s central bank, disclosed that it has been studying a state-backed electronic monetary system and potentially had plans for its own state-backed electronic money. In January 2017, the People’s Bank of China announced that it had found several violations, including margin financing and a failure to impose anti-money laundering controls, after on-site inspections of two China-based Bitcoin Exchanges. In response to the Chinese regulator’s oversight, the three largest China-based Bitcoin Exchanges, OKCoin, Huobi, and BTC China, started charging trading commission fees to suppress speculative trading and prevent price swings which resulted in a significant drop in volume on these exchanges.

In Russia, state agencies and prosecutors have released guidance or statements that have hampered the growth of Bitcoin. In January 2014, anonymous electronic transfers were restricted to de minimis sums; although Bitcoin transactions are not truly anonymous, this measure has been taken to apply to the Bitcoin Network. Additionally, a central bank statement warned of the association of Bitcoin and money laundering and terrorist activity. In early February, a prosecutor implied that the use of Bitcoin and bitcoin themselves were not legal tender and were illegal, although whether this amounted to a ban on Bitcoin has been questioned. In April 2016, it was reported that the Russian Finance Ministry was considering proposing regulations that would prohibit the issuance of all Digital Assets or their use in exchange for goods or services in Russia. However, in July 2016, in a significant change in tone, the Russian Ministry of Finance indicated it supports a proposed law that bans bitcoin domestically but allows for its use as a foreign currency.

After the United States, China and Russia were among the next tier of large Bitcoin-using jurisdictions as of late 2013. The impact of the restrictions has been seen in a decline of Chinese investment activity in bitcoin and a reduction in the number of Bitcoin nodes operating in Russia had continued into late 2014, despite a pickup in trading volume on Chinese Bitcoin Exchanges. Less active Bitcoin jurisdictions in Iceland (conversion between bitcoin and krona prohibited), Vietnam (financial services firms prohibited from interacting with Bitcoin) and Bolivia (use of bitcoin prohibited by the Central Bank of Bolivia) have more severely restricted the use of bitcoin with little impact on the global growth of Bitcoin. Similarly, the reported ban on decentralized Digital Assets in Ecuador (made in advance of plans to introduce a government backed electronic cash system) have had no visible impact on the Bitcoin Network due to limited use of bitcoin in Ecuador.

While jurisdictions such as Germany and China have taken a preliminary regulatory stance on Bitcoin, countries such as India have declined to apply regulation to Bitcoin when afforded the opportunity. In June 2014, the Swiss government elected not to regulate Bitcoin use and issued guidance on the further development and future application of laws to Bitcoin-related activity in Switzerland. Among others, Australia, Finland and the Netherlands have joined Canada and Germany among the foreign countries releasing formal or informal tax guidance regarding Bitcoin income or operations.

Due in part to its international nature and the nascent stage of regulation, along with the limited experience with Bitcoin of, and language barriers between, international journalists, information regarding the regulation of Bitcoin in various jurisdictions may be incomplete, inaccurate or unreliable. For example, news of the People’s Bank of China notice release on December 5, 2013 was followed by days of confusion relating to difficulty in interpreting and analyzing the content of the release. In another instance, on July 29, 2013, a Bitcoin service business in Thailand announced that, in a meeting with the Bank of Thailand, regulators from the Foreign Exchange Administration and Policy Department had functionally banned Bitcoin activity in the country, leading to widespread reporting of a blanket ban. Later reporting, however, questioned whether the Bank of Thailand regulators had the authority, or ever expressed the intention, to ban all Bitcoin use in Thailand. Additionally in the first quarter of 2014, the Bank of Thailand issued a warning to its citizens regarding the risks of Bitcoin and stated that it is not a currency. Despite these announcements, bitcoin exchanges continue to operate in Thailand converting bitcoin to and from Thai baht.

In April 2015, the Japanese Cabinet approved proposed legal changes that would reportedly treat Bitcoin and other Digital Assets as included in the definition of currency. These regulations would, among other things, require market participants, including exchanges, to meet certain compliance requirements and be subject to oversight by the Financial Services Agency, a Japanese regulator. These changes were approved by the Japanese Diet in May 2016 and became effective in April 2017.

As both the regulatory landscape develops and journalistic familiarity with bitcoin increases, mainstream media’s understanding of Digital Assets and the regulation thereof may improve. Regulation of Digital Assets varies from country to country as well as within countries. An increase in the regulation of Digital Assets may affect our proposed business by increasing compliance costs or prohibiting certain or all of our proposed activities.

COMPETITION

Blockchain Technology and Digital Assets Initiatives

Subject to raising additional capital, the Company’s Digital Asset initiatives will compete with other industry participants that focus on investing in and securing the blockchains of bitcoin and other Digital Assets. Market and financial conditions, and other conditions beyond the Company’s control, may make it more attractive to invest in other entities, or to invest in bitcoin or Digital Assets directly.

Transaction Verification Service Business (digital asset mining e.g. bitcoin, Suspended)

While our current Transaction Verification Services business is suspended we anticipate that if we resuming our operations, which is subject to additional financing, our current and future competition is centered on the following areas:

●	Vertically integrated companies such as Bitfury, 21 Inc., Bitmain Technologies, Avalon, and BW which design and build ASIC servers and are engaged in transaction verification services through the use of their own ASIC servers; and

●	Companies that are engaged in transaction verification services which may have lower operating costs than our future operations.

Our potential competitors may have greater resources, longer histories, more intellectual property, greater hashing capacity, and lower cost operations. They may secure better terms from ASIC server suppliers, deploy ASIC servers faster than us, and devote more resources to technology infrastructure. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

ASSETS

The Company’s sole asset is its human capital specifically Mr. Allen and Mr. Handerhan, who have extensive market knowledge and long-standing business relationships within the industry. Our continued success depends solely on their continued service. See “Risk Factors” below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

We have no intellectual property assets or licenses and rely upon the experience of our two executive officers in the Digital Assets business as it has evolved.

GROWTH STRATEGY

Transaction Verification Services Growth Strategy

We believe that with additional funding we may be able to resume our transaction verification services business (digital asset mining e.g. bitcoin) and believe this may provide revenue growth. If we are successful in resuming our transaction verification services business, we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoins blockchain.

EMPLOYEES

We currently have 2 full-time employees, who have been compensated at below market levels since inception including fiscal year 2014, 2015, 2016 and 2017 (through May). As a condition to the April 2015 Subscription Agreement amendment, the Company could not pay each of its two officers and sole employees, Mr. Allen and Mr. Handerhan, cash compensation, whether in base salary or bonus, in excess of $50,000 per year until such time as the Company has paid the investors in the April 2015 financing $187,330. As a condition to the May 2017 financing, the Company may not pay each of its two officers and sole employees, Mr. Allen and Mr. Handerhan, cash compensation, whether in base salary or bonus, in excess of $50,000 per year, including accrued and unpaid salaries, until such time as the Company has filed this report. See “Risk Factors” below and Item 7. Financial Statements and Supplementary Data.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES.

As of the date of this report the Company did not have any owned or leased properties.

Corporate Office Space

Our corporate headquarters was located at 1901 N Moore St, Suite 700 Arlington, VA 22209; this space was being sub-let and was paid for in full through May 31, 2016 and subsequently extended on a month-to-month basis for $500 per month from June 1, 2016 through December 31, 2016. After December 31, 2016 the Company was not party to any lease agreements for corporate office space and its employees have been working virtually. The Company is paying each of Mr. Allen and Mr. Handerhan $500 per month to cover out of pocket expenses associated with phone, internet and office space.

Transaction Verification Services Facility (Closed)

Our transaction verification services business was located in North Carolina where we leased space in an 83,000 square foot former hosiery manufacturing plant which we re-purposed for our transaction verification servers. The lease was cancelled on September 1, 2016 and we forfeited our security deposit of $10,000.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We know of no material, active or pending legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTCPINK and has been quoted under the symbol “BTCS”. Because we are quoted on the OTCPINK, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCPINK, on a split-adjusted basis accounting for our 1-for-60 reverse stock split effected on February 13, 2017, for the periods indicated.

	High	Low
Fiscal 2017
First Quarter	$0.32	$0.04
Second Quarter (through June 8, 2017)	0.15	0.03

Fiscal 2016
First Quarter	$7.92	$5.04
Second Quarter	6.90	0.56
Third Quarter	0.58	0.04
Fourth Quarter	0.37	0.04

Fiscal 2015
First Quarter	$22.80	$4.20
Second Quarter	17.40	9.00
Third Quarter	12.60	5.40
Fourth Quarter	11.40	6.00

HOLDERS

As of June 8, 2017, there were 131 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On January 30, 2014, the Board of Directors approved the adoption of a 2014 Plan. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 258,395 (after giving effect to the 60:1 reverse split completed on February 13, 2017) shares of common stock are issuable pursuant to awards under the 2014 Plan. Unless earlier terminated by the Board, the 2014 Plan shall terminate at the close of business on January 30, 2024.

As of December 31, 2016 there are no incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards issued pursuant to the 2014 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	-	-	258,395
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	258,395

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2016 are summarized below:

On June 6, 2016, the Company, entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the purchasers subscribed for up to $375,000 of a 20% Original Issue Discount Junior Secured Convertible Notes. The aggregate principal amount of the notes issued at the initial close was $125,000 and the Company received $100,000 after giving effect to the 20% original issue discount. The notes bear no interest except in the event of default which interest rate is 24% per annum upon the occurrence of an event of default, have a maturity date of December 5, 2016, and are convertible (principal, and interest) at any time after the issuance date of the notes into shares of the Company’s Common Stock at a conversion price equal to $18.00 per share, subject to adjustment upon an event of default and other events.

Between June 8, 2016 and June 28, 2016, the Company issued 68,750 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of $91,765.

Between June 8, 2016 and June 28, 2016, the Company issued a total of 1,039,013 shares of the Company’s Common Stock for: i) the conversion of $890,179 of principal and accrued interest on the Senior Notes, and ii) the cashless exercise of the 2016 Warrants.

Between July 1, 2016 and August 1, 2016, the Company issued a total of 12,146,824 shares of the Company’s Common Stock for: i) the conversion of $822,685 of principal and accrued interest on the Senior Notes, and ii) the cashless exercise of the 2016 Warrants.

On December 6, 2016, the Company issued a total of $220,002 Convertible Promissory Notes (the “December 2016 Notes”) to three accredited investors. The December 2016 Notes were issued in connection with a loan of $200,002 and the cancellation of two $10,000 promissory notes previously issued by the Company to two of the investors. The December 2016 Notes are due on June 6, 2017 and bear interest at 8% per annum payable on the maturity date. Further, the December 2016 Notes required the Company to designate a series of preferred stock with super voting power and issue it to an executive officer of the Company. In furtherance of that provision, the Company issued 100 shares of Series A Preferred Stock to Charles Allen, its Chief Executive Officer and a director, which provided Mr. Allen with a majority of the Company’s outstanding voting power with respect to increasing the Company’s authorized shares and effectuating a reverse split. See Item 5.03 below. Until such time as the Company effects a Charter Amendment, the December 2016 Notes are convertible into a preferred stock. After the Charter Amendment is effected, the December 2016 Notes will be convertible into Common Stock. The conversion price of the December 2016 Notes is $0.12 per share.

The sales of unregistered securities of our Company subsequent to the year ended December 31, 2016 are summarized below:

On February 28, 2017, the Company issued 4,370 shares of Common Stock in connection with the 60:1 reverse stock split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,002 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”). After giving effect to the Note Offer the Company no longer has any Senior Notes, Junior Notes or Convertible Notes outstanding. The Note Offer also provided the Note Holders with a three month right of first refusal to participate in the Company’s next financing and a one year participation right with respect to the Company next fully underwritten offering.

On March 9, 2017, as a result of the Note Offer becoming effective, a securities exchange offer made to the Company’s January 19, 2015 investors (the “January Offer”) was accepted by certain of those investors (the “January Investors”). Pursuant to the January Offer the January Investors agreed to exchange i) 12,052,344 shares of common stock owed pursuant to the favored nations provision of the January 19, 2015 subscription agreement (the “January Agreement”), and ii) 30,130,861 warrants owed pursuant to the favored nations provision of the January Agreement for 210,919 shares of Preferred.

On March 9, 2017, as a result of the Note Offer becoming effective, a securities exchange offer made to the Company’s April 19, 2015 investors (the “April Offer”) was accepted by certain of those investors (the “April Investors”). Pursuant to the April Offer, the April Investors agreed to exchange i) 20,110,699 shares of Common Stock owed pursuant to the favored nations provision of the April 19, 2015 subscription agreement (the “April Agreement”), and ii) 28,154,980 warrants owed pursuant to the favored nations provision of the April Agreement for 52,311 shares of Preferred.

The April Investors also agreed to: i) waive their right to their pro-rata portion of the remaining $240,216 payment under the May 27, 2016 amendment to the April Agreement (the “Payment”), ii) release the Company from its $50,000 management salary restriction as it relates to their pro-rata portion of the Payment, and iii) cancel their rights in the April Agreement to the favored nations provision. After giving effect to the April Investors release from the Payment, the Company is still obligated to pay those investors who participate in the April 2015 financing but did not accept the April Offer $187,330 prior to either Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the Company’s sole officers, directors and employees, the “Officers”) receiving disbursements towards their annual salaries or bonuses in excess of $50,000.

On March 15, 2017, the Company filed a Certificate of Designation for the Preferred with the Secretary of State of the State of Nevada. The Preferred Certificate of Designation provides authorization for the issuance of 1,108,861 shares of Preferred, par value $0.001. Each holder of Preferred may, from time to time, convert any or all of such holder’s shares of Preferred into fully paid and non-assessable shares of common stock in an amount equal to two hundred (200) shares of common stock for each one (1) share of Preferred surrendered. However, at no time may all or a portion of shares of Preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion which would exceed, when aggregated with all other shares of common stock owned by such holder at such time, the number of shares of common stock which would result in such holder beneficially owning more than 4.99% of all of the common stock outstanding at such time.

Each of the three Note Holders agreed to a leak-out agreement (the “Note Leak-Out”) with respect to the sale of common stock underlying the Preferred. The Note Leak-Out agreement restricts the number of shares of common stock that can be sold to 30% of the previous trading day’s volume until May 18, 2017 and thereafter to 20% of the previous day’s trading volume until February 6, 2018.

Each of the five January Investors agreed to a leak-out agreement (the “January Leak-Out”) with respect to the sale of common stock underlying the Preferred. The January Leak-Out agreement restricts the number of shares of common stock that can be sold to 7.8% of the previous trading day’s volume until February 6, 2018.

Each of the seven April Investors agreed to a leak-out agreement (the “April Leak-Out”) with respect to the sale of common stock underlying the Preferred. The April Leak-Out agreement restricts the number of shares of common stock that can be sold to 12.2% of the previous trading day’s volume until February 6, 2018.

Each of the five January Investors agreed to a lockup agreement with respect to the sale of the common stock underlying the Preferred, whereby they agreed not to sell the common stock underlying the Preferred until May 19, 2017.

Each of the seven April Investors agreed to a lockup agreement with respect to the sale of the common stock underlying the Preferred, whereby they agreed not to sell the common stock underlying the Preferred until May 19, 2017.

On March 22, 2017, the Company entered into a Settlement Agreement and Note (the “CSC Agreement”) with CSC Leasing Company (“CSC”) with respect to the equipment lease schedule entered into between CSC and the Company (the “CSC Lease”). The Company leased Bitmain S7 servers and power supplies (the “Servers”) from CSC starting on February 2, 2016 for $12,053 per month for a term of 36 months. Prior to the CSC Agreement the Company owed CSC $91,823 in accrued and unpaid monthly lease payments and interest, and had a continuing monthly payment obligation totaling $277,225 over the remaining term of the CSC Lease for an aggregate liability of $369,048.

Pursuant to the CSC Agreement the Company has agreed to: i) issue CSC 833,333 shares of the Company’s common stock (the “Shares”), and ii) pay CSC $200,000 (the “Cash Payment”). The Shares and Cash Payment constitute the total payment to CSC with respect to the termination and release from the CSC Lease. The Company agreed to endorse and deliver to CSC the insurance check it received from Erie Insurance in the amount of $84,278 which will be credited against the Cash Payment. The remaining $115,722 Cash Payment is due in full by March 31, 2018 and is subject certain payment terms including 10% annual interest, subject to periodic increase, as set forth in the CSC Agreement.

As a result of the Company’s default on the CSC Lease and prior to the CSC Agreement, the Company forfeited its $25,000 security deposit with CSC and returned to CSC the remaining leased Servers in the Company’s possession.

Between March 15, 2017 and June 5, 2017, the Company issued 24,628,136 shares of Common Stock for the cashless exercise of 37,948,307 warrants.

Between March 28, 2017 and June 8, 2017, the Company issued 32,402,600 shares of Common Stock upon the conversion of 162,013 shares of Series B Convertible Preferred stock.

On April 26, 2017, the Company entered into a Settlement Agreement with RK Equity Advisors, LLC, and Pickwick Capital Partners, LLC (collectively “RKPCP”) pursuant to which the Company terminated the engagement letter with RKPCP including all provisions and any obligations to pay future fees. As consideration for the termination the Company issued Pickwick Capital Partners, LLC 125,000 shares of Common Stock.

On May 25, 2017 the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of common stock. The Series C is convertible at $0.7 per share or approximately $0.063 per share after giving effect to the additional $111,111, subject to reduction in the event of future sales of equity securities and common stock equivalents (with customary exemptions) at a lower price. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company has agreed to file a registration statement covering the common stock issuable upon exercise of the registrable securities described below. The registration statement will cover 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants, which warrants are described below:

15,873,600 Series A Warrants exercisable at $0.085 per share, subject to adjustment, over a five-year period;

15,714,288 Additional Warrants exercisable at $0.085 per share, subject to adjustment, over a period which is the earlier of (i) one-year after the effective date of a registration statement covering the warrant shares, or (ii) three years from the date of issuance. The Additional Warrants are callable by the Company for nominal consideration if the common stock trades above $0.17 per share and the daily volume is more than $50,000 for at least 20 trading days;

15,714,288 Bonus Warrants exercisable at $0.17 per share, over a three-year period. The Bonus Warrants are also callable for nominal consideration but the threshold price is more than $0.30 per share.

The Series A Warrants and Additional Warrants have price protection in the event of future lower priced issuances.

The following table details the Company’s capitalization as of June 8, 2017.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	87,990,107
Series B Preferred Stock (998,928 shares at a 1:200 conversion ratio)	199,785,600
Series C Preferred Stock (79,368 shares at a 1:200 conversion ratio)	15,873,600
Warrants to Purchase Common Stock	122,417,497
Total Shares Fully Diluted	426,066,804

The 122,417,497 warrants include: (i) 47,302,176 warrants issued in connection with the Series C financing completed on May 25, 2017, (ii) 595,203 warrants with a strike price of $0.025 and an expiration date of January 21, 2020, (iii) 74,520,099 warrants with a strike price of $0.032 and an expiration date of April 16, 2020, and (iv) 19 warrants with a strike price of $1.80 and an expiration date of December 16, 2018.

The Company expects to use the proceeds for working capital including payment of liabilities. Of the liabilities, the Company’s management will receive approximately $377,000 representing accrued and unpaid salaries for 2016 and 2017. Provided; however, that the Company’s management will be unable to receive any payments towards accrued and unpaid salaries in excess of $50,000 in total for 2017 for each of its two officers, until such time as the Company has filed its Form 10-K for the year ended December 31, 2016 (the “10K”). Additionally, the Company owes $187,330 to investors in the Company’s April 2015 financing pursuant to the amendment to the subscription agreement and as a condition to the Series C financing no payments can be made until the Company has filed its 10-K.

All of the above offerings and sales were deemed to be exempt under Section 4(a)(2)  of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Each investor agreed that it was purchasing for investment and not with a view to distribution.

ITEM 6. SELECTED FINANCIAL DATA

None

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

OVERVIEW

During the past year, we have worked with certain investors to remove portions of our debt and raise capital. While we need to raise additional capital, our goal is to re-enter the Digital Assets business once we are able to raise the necessary capital. We cannot assure you we will be successful in raising the capital or assuming we can, be able to develop a successful business. For further information please see Part 1, Item 1 “Business.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the years ended
	December 31,
	2016	2015
Revenues
E-commerce	$1,640	$6,300
Transaction verification services	325,627	499,890
Hosting	27,945	-
Total revenues	355,212	506,190
Power and mining expenses	(263,869)	(290,099)
Gross profit	91,343	216,091

Operating expenses (income):
Marketing	10,693	14,829
General and administrative	1,126,977	8,097,322
Fair value adjustments for digital currencies	(8,665)	3,442
Impairment loss on fixed assets	236,585	-
Depreciation and amortization	182,037	298,797
Total operating expenses	1,547,627	8,414,390

Net loss from operations	(1,456,284)	(8,198,299)

Other (expenses) income:
Impairment loss related to investment	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	(25,266,593)	482,666
Fair value adjustments for convertible notes	2,096,700	(3,748)
Fair value adjustments for derivative liability shortfall of shares	(14,915,419)	-
Inducement expense	-	(58,380)
Interest expenses	(7,420)	(11,871)
Loss on issuance of Units	(250,000)	(1,050,911)
Gain on extinguishment of debt	837,369	-
Liquidated Damages	(3,102,750)	-
Loss on issuance of convertible notes and warrants	-	(952,060)
Other income	49,121	-
Total other (expenses) income	(42,808,992)	(1,848,737)

Net loss	$(44,265,276)	$(10,047,036)

Revenues

Revenues for the year ended December 31, 2016 were $355,212 as compared to $506,190 for the year ended December 31, 2015, a decrease of $150,978. Revenues represent net revenue earned: 1) from the processing of customer transactions through our ecommerce website, 2) through fees earned from our transaction verification service business, and 3) from hosting. The decrease in our revenues is mainly a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016.

Power and Mining Expenses

Power and mining expenses for the year ended December 31, 2016 and 2015 were $263,869 and $290,099, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the year ended December 31, 2016 and 2015 were $1,547,627 and $8,414,390. The decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses. General and administrative expense was lower primarily due to a decrease in stock based compensation of approximately $6.4 million.

Other Expenses

Other expenses for the years ended 2016 and 2015 was approximately $42.8 million and $1.8 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for derivative liability shortfall of shares of $14.9 million, fair value adjustments for warrant liabilities of $25.3 million, liquidated damage of $3.1 million, and offset by gain on extinguishment of debt of $837,000, all of which are non-cash expenses, and an impairment loss related to investment of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2016, we had current assets of approximately $95,000 and current liabilities of approximately $45.3 million, rendering a deficit of working capital of approximately $45.2 million, which includes $23.2 million for the non-cash fair value of derivative liabilities. On December 6, 2016, the Company issued a total of $220,002 Convertible Promissory Notes (the “December 2016 Notes”) to three accredited investors. The December 2016 Notes were issued in connection with a loan of $200,002 and the cancellation of two $10,000 promissory notes previously issued by the Company to two of the investors, see Item 9B Other Information. The December 2016 Notes are due on June 6, 2017 and bear interest at 8% per annum payable on the maturity date.   The conversion price of the December 2016 Notes is $0.002 per share.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. We used approximately $828,000 of cash in operating activities for the year ended December 31, 2016. We incurred approximately a $44.0 million net loss for the year ended December 31, 2016. We had cash of approximately $95,000 at December 31, 2016. We expect to incur losses into the foreseeable future as we undertake efforts to execute our business plans.

We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer term business plan. Our existing liquidity is not sufficient to fund operations and anticipated capital expenditures for the foreseeable future, and we do not have sufficient cash resources to support our current operations for the next 12 months, and will need additional funding to resume revenue generating activities. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding (non-financing related) revenue. While we continue to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings,

●	seeking additional funds raised through the sale of additional securities in the future, and

●	increasing revenue from its transaction verification services business.

GOING CONCERN AND MANAGEMENT PLANS

The audited consolidated financial statements for the year ended December 31, 2016, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated $355,212 in revenues during the year ended December 31, 2016 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2016, we have accumulated deficit of $69,052,203 since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases, participating in initial digital asset offerings (often referred to as initial coin offerings). Additionally, the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of corresponding (non-financing related) revenue. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of Presentation Financial Statements

We maintain our books of account and prepare statutory financial statements in accordance with accounting principles in the United States of America. The accompanying financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

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

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and any accumulated impairment losses, if any. Depreciation is charged so as to write off the cost of assets, other than land and construction in progress, over their estimated useful lives, using the straight-line method. The estimated useful lives, residual values and depreciation method are reviewed at each year-end, with the effect of any changes in estimate accounted for on a prospective basis.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

We need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our historical cash burn rate for the year ended ending December 31, 2016 was on average approximately $68,300 per month. As a result, we expect that the cash we currently have on hand is insufficient to fund our operations. As of June 12, 2017, we had a cash position equal to $723,988. We require additional funds for our anticipated operations and to settle outstanding liabilities. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate our business activities, downsize our general and administrative infrastructure, or seek alternative measures to avoid bankruptcy.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2016 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $44.3 million and $10.0 million for the years ended December 31, 2016 and 2015, respectively. We expect to incur additional net expenses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. As a result to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

The loss of key personnel, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, could have a material adverse effect on us.

Our continued success depends solely on the continued services of key personnel, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, who have extensive market knowledge and long-standing industry relationships. In particular, our reputation among and our relationships with key Digital Asset industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. The loss of services of either Charles Allen or Michal Handerhan, could diminish our business and growth opportunities and our relationships with key leaders in the Digital Asset industry and could have a material adverse effect on us.

The loss of key personnel, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us.

The simultaneous loss of services of both Charles Allen and Michal Handerhan, would result in the Company having no officers, directors or employees and would subsequently cease all operations which would have a material adverse effect on us.

Because Michal Handerhan our Chief Operating Officer has notified the Company that in the event of the departure of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer from the Company he may terminate his employment and may resign as an officer and director of the Company, our shareholders would have no practical ability to elect a new board of directors and without officers or employees we would cease operations, which would have a material adverse effect on us.

We have no other officers or directors. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. It would leave the Company without officers or directors. Our shareholders would face major obstacles in convening a shareholders meeting and electing a new board of directors. As a result, the departure of our officers and directors would likely have a material adverse effect upon us.

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

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen, is involved in other companies including his position and interest in Allen Consulting, LLC. To the extent that such other companies may participate in ventures in which we may desire to participate or the amount of time and attention we require overlaps with that of the needs of such other companies, Mr. Allen may have a conflict of interest. Our Board of Directors and Mr. Allen attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Allen’s, our disinterested directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our common stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Allen currently devotes approximately five hours per year to Allen Consulting LLC in connection with its tax and other state filing obligations, however as a result of the Company’s inability to compensate Mr. Allen at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis. Mr. Allen may choose to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

Our Chief Operating Officer, Michal Handerhan, is involved in other companies including his position and interest in Meesha Media Group, LLC, creating a potential conflict of interest. In the event such position and interest results in a conflict of interest between us and Meesha Media Group, LLC, Mr. Handerhan could potentially make decisions that are not in the best interest of the shareholders of the Company.

Our Chief Operating Officer, Michal Handerhan, is involved in other companies including his position and interest in Meesha Media Group, LLC. To the extent that such other companies may participate in ventures in which we may desire to participate or the amount of time and attention we require overlaps with that of the needs of such other companies, Mr. Handerhan may have a conflict of interest. Our Board of Directors and Mr. Handerhan attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Handerhan’s, our disinterested directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our common stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Handerhan currently devotes approximately forty hours per month to Meesha Media Group, LLC, in connection with its tax and other state filing obligations, however as a result of the Company’s inability to compensate Mr. Handerhan at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, Mr. Handerhan may choose to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

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

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements and such further requirements may increase our costs and require additional management time and resources. Our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

Natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornados, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect us or other service providers could adversely affect our business.

Since there has been limited precedence set for financial accounting of Digital Assets, it is unclear how we will be required to account for Digital Asset transactions in the future.

Since there has been limited precedence set for the financial accounting of Digital Assets, it is unclear how we will be required to account for Digital Asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified a significant deficiency in our disclosure controls and procedures which may lead to a failure to prevent or detect misstatements.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified a significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	sales of our common stock;

●	conversion of our Series B Preferred Stock and the subsequent sale of the underlying common stock;

●	conversion of our Series C Preferred Stock and the subsequent sale of the underlying common stock;

●	cashless exercise of our warrants and the subsequent sale of the underlying common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and

●	economic and other external factors.

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

There is currently a limited trading market for our common stock and we cannot ensure that one will be sustained.

Our shares of common stock are thinly traded, and the price, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market further develops, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Because our common stock does not trade on a national securities exchange, the prices of our common stock may be more volatile and lower than if we were listed.

Our common stock trades on the OTCPINK operated by OTC Markets.  This market is not a national securities exchange. While our common stock trading has been relatively active, generally the OTCPINK does not have the same level of activity as a national securities exchange like NASDAQ. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange or trades at less than $5.00 per share. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Sales by our significant stockholders could have an adverse effect on the market price of our stock.

Several of our stockholders own significant portions of our common stock or preferred stock convertible into common stock, and warrants exercisable for common stock. Although the holders of our Series B Convertible Preferred Stock have each agreed to limit sales of common stock to an aggregate of 20% of the prior day’s trading price until February 6, 2018, these three institutions, as of March 9, 2017, owned approximately 68% of our common stock giving effect to conversion of preferred stock (but excluding exercise of warrants). In addition, they acquired similar securities in our May 27, 2017 financing. If one or more of these stockholders were to sell all or a material number of shares of common stock currently available to be sold and the additional shares of common stock, upon effectiveness of a registration statement we are required to file (or expiration of the six month Rule 144 period), the market price of our common stock could be negatively impacted. These shares plus the shares of common stock issuable upon conversion of preferred stock and on the exercise of warrants creates a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

We plan to offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have superior rights.

We may be accused of infringing intellectual property rights of third parties.

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

Risks Related to the Bitcoin Network and Bitcoins

The following risks relate to our proposed business and the effects upon us assume we obtain financing in a sufficient amount to re-enter this business.

The further development and acceptance of the Bitcoin Network and other Digital Asset systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the Bitcoin Network may adversely affect an investment in our Company.

Digital Assets such as bitcoins may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part. The growth of the Digital Assets industry in general, and the Bitcoin Network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Assets industry, as well as the Bitcoin Network, include:

●	continued worldwide growth in the adoption and use of bitcoins and other Digital Assets;

●	government and quasi-government regulation of bitcoins and other Digital Assets and their use, or restrictions on or regulation of access to and operation of the Bitcoin Network or similar Digital Assets systems;

●	the maintenance and development of the open-source software protocol of the Bitcoin Network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

●	general economic conditions and the regulatory environment relating to Digital Assets.

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

Significant Bitcoin Network contributors could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network, could adversely affect an investment in us.

A small group of individuals contribute to the Bitcoin Core project on Github. This group of contributors is currently headed by Wladimir J. van der Laan, the current lead maintainer. These individuals can propose refinements or improvements to the Bitcoin Network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the Blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in the Shares. In the event a developer or group of developers proposes a modification to the Bitcoin Network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible Blockchain implementations could result. This is known as a “hard fork.” In such a case, the “hard fork” in the Blockchain could materially and adversely affect the perceived value of bitcoin as reflected on one or both incompatible Blockchains, that may adversely affect an investment in us.

The open-source structure of the Bitcoin Network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin Network and an investment in us.

The Bitcoin Network operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin Network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin Network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin Network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin Network may reduce incentives to address the issues adequately or in a timely manner. This may adversely affect an investment in us.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the Bitcoin Network, it is possible that such actor or botnet could manipulate the Blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which the Bitcoin Network and all bitcoin transactions rely by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the Bitcoin Network can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new bitcoins or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own bitcoins (i.e., spend the same bitcoins in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the Bitcoin Network or the bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Such changes could adversely affect an investment in us.

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

If the award of bitcoin for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending hashrate to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the hashrate expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor obtaining control in excess of fifty (50) percent of the aggregate hashrate active on the Bitcoin Network or the Blockchain, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in us.

As the award of new bitcoin for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. The current fixed reward for solving a new block is twelve and a half (12.5) bitcoin per block; the reward decreased from twenty-five (25) bitcoin in July 2016. It is estimated that it will halve again in about four (4) years. This reduction may result in a reduction in the aggregate hashrate of the Bitcoin Network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the Bitcoin Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin Network more vulnerable to a malicious actor obtaining control in excess of fifty (50) percent of the aggregate hashrate on the Bitcoin Network. Periodically, the Bitcoin Network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin Network protocol. The Company believes that from time to time there will be further considerations and adjustments to the Bitcoin Network regarding the difficulty for block solutions. More significant reductions in aggregate hashrate on the Bitcoin Network could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of the Bitcoin Network may negatively impact the value of bitcoin, which will adversely impact an investment in us.

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

The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold into the Bitcoin Exchange Market more rapidly, thereby potentially reducing bitcoin prices. Lower bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable and remove mining power from the Bitcoin Network. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoin could result in a reduction in the price of bitcoin that could adversely impact an investment in us.

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

Third parties may assert intellectual property claims relating to the holding and transfer of Digital Assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the Bitcoin Network’s long-term viability or the ability of end-users to hold and transfer bitcoins may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing the Bitcoin Network or holding or transferring their bitcoins. As a result, an intellectual property claim against us or other large Bitcoin Network participants could adversely affect an investment in us.

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

Over the past four (4) years, a number of Bitcoin Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). Further, the collapse of the largest Bitcoin Exchange in 2014 suggests that the failure of one component of the overall Bitcoin ecosystem can have consequences for both users of a Bitcoin Exchange and the Bitcoin industry as a whole.

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

As an alternative to fiat currencies that are backed by central governments, Digital Assets such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally. Large-scale sales of bitcoins would result in a reduction in bitcoin value and could adversely affect an investment in us.

Demand for bitcoin is driven, in part, by its status as the most prominent and secure Digital Asset. It is possible that a Digital Asset other than bitcoins could have features that make it more desirable to a material portion of the Digital Asset user base, resulting in a reduction in demand for bitcoins, which could have a negative impact on the price of bitcoins and adversely affect an investment in us.

The Bitcoin Network and bitcoins, as an asset, hold a “first-to-market” advantage over other Digital Assets. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure the Blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a Digital Asset’s network and its block chain; as a result, the advantage of more users and miners makes a Digital Asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

As of June 5, 2017, there were over sever hundred (700) alternate Digital Assets (or altcoins) tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of bitcoin) of approximately $101 billion, using market prices and total available supply of each Digital Asset. This included altcoins using a “proof of work” mining structure similar to Bitcoin, and those using a “proof of stake” transaction verification system that is different than Bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of June 5, 2017, bitcoin’s $46 billion market capitalization was almost two (2) times the size of the $24 billion market cap of Ether, the second largest proof-of-work Digital Asset. Despite the marked first-mover advantage of the Bitcoin Network over other Digital Assets, it is possible that another Digital Asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a Digital Asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other Digital Assets we may become involved in and have a negative impact on the demand for, and price of, such Digital Assets and could adversely affect an investment in us.

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

We primarily rely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Our bitcoins are also stored with exchanges such as Itbit and Coinbase and others prior to selling them.

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

There is a risk that part or all of our bitcoins could be lost, stolen or destroyed. We believe that our bitcoins will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our bitcoins. Although we primarily utilize Bitgo Inc.’s enterprise multi-signature storage solution, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our bitcoins could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

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

Until recently, little or no regulatory attention has been directed toward bitcoin and the Bitcoin Network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin Network, Bitcoin users and the Bitcoin Exchange Market.

Currently, the SEC has not formally asserted regulatory authority over bitcoin, the Bitcoin Network, or bitcoin trading and ownership. Although the SEC has not opined on the legal characterization of bitcoin as a security, it has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. As noted above, the CFTC in the Coinflip order found that the respondents (i) conducted activity related to commodity options transactions without complying with the provisions of the CEA and CFTC regulations, and (ii) operated a facility for the trading of swaps without registering the facility as a SEF or DCM. The Coinflip order was significant as it is the first time the CFTC determined that bitcoin and other virtual currencies are properly defined as commodities under the CEA. Based on this determination, the CFTC applied CEA provisions and CFTC regulations that apply to transactions in commodity options and swaps to the conduct of the bitcoin derivatives trading platform. Also of significance, is that the CFTC appears to have taken the position that bitcoin is not encompassed by the definition of currency under the CEA and CFTC regulations. The CFTC defined bitcoin and other “virtual currencies” as “a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.” To the extent that bitcoin itself is determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin Network or bitcoin trading and ownership, trading or ownership in bitcoin or an investment in us may be adversely affected.

The CFTC affirmed its approach to the regulation of bitcoin and bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a Bitcoin Exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC.

Local state regulators such as the NYSDFS have also initiated examinations of bitcoin, the Bitcoin Network and the regulation thereof. In July 2014, the NYSDFS proposed the first US regulatory framework for licensing participants in “virtual currency business activity.” The proposed regulations, known as the “BitLicense,” are intended to focus on consumer protection and, after the closure of an initial comment period that yielded 3,746 formal public comments and a reproposal, the NYSDFS issued its final “BitLicense” regulatory framework in June 2015. The “BitLicense” regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibits any person or entity involved in such activity to conduct activities without a license.

Additionally, a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” a Florida circuit court judge determined that bitcoin did not qualify as money or “tangible wealth,” and an opinion from the U.S. District Court for the Northern District of Illinois identified Bitcoin as “virtual currency.” Additionally, two CFTC commissioners publicly expressed a belief that derivatives based on bitcoin are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoin as property that is not currency for U.S. federal income tax purposes. Taxing authorities of a number of U.S. states have also issued their own guidance regarding the tax treatment of bitcoin for state income or sales tax purposes. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoin). The bill indirectly authorizes bitcoin’s use as an alternative form of money in the state. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in “virtual currencies.” In September 2015, the bill was ordered to become an inactive file and as of the date of this registration statement there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or the ability of us to continue our operations.

Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany, where the Ministry of Finance has declared bitcoin to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency), have issued guidance as to how to treat bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of bitcoin, the Bitcoin Network and Bitcoin users.

Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled bitcoin as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize bitcoin as a form of virtual asset or commodity. In Australia, a GST (similar to the European value added tax (“VAT”)) is currently applied to Bitcoin, forcing a ten (10) percent markup on top of market price, essentially preventing the operation of any Bitcoin exchange. This may be undergoing a change, however, since the Senate Economics References Committee and the Productivity Commission recommended that digital currency be treated as money for GST purposes to remove the double taxation. The United Kingdom determined that the VAT will not apply to Bitcoin sales. In China, a recent government notice classified bitcoin as legal and “virtual commodities;” however, the same notice restricted the banking and payment industries from using bitcoin, creating uncertainty and limiting the ability of Bitcoin Exchanges to operate in the then-second largest bitcoin market. In January 2016, the People’s Bank of China, China’s central bank, disclosed that it has been studying a state-backed electronic monetary system and potentially had plans for its own state-backed electronic money. In January 2017, the People’s Bank of China announced that it had found several violations, including margin financing and a failure to impose anti-money laundering controls, after on-site inspections of two China-based Bitcoin Exchanges. In response to the Chinese regulator’s oversight, the three largest China-based Bitcoin Exchanges, OKCoin, Huobi, and BTC China, started charging trading commission fees to suppress speculative trading and prevent price swings which resulted in a significant drop in volume on these exchanges. Since December 2013, China, Iceland, Vietnam and Russia have taken a more restrictive stance toward bitcoin and, thereby, have reduced the rate of expansion of Bitcoin use in each country. In May 2014, the Central Bank of Bolivia banned the use of bitcoin as a means of payment. In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that prohibits the use of decentralized Digital Assets such as bitcoin. In July 2016, economists at the Bank of England advocated that central banks issue their own digital currency, and the House of Lords and Bank of England started discussing the feasibility of creating a national virtual currency, the BritCoin. As of July 2016, Iceland was studying how to create a system in which all money is created by a central bank, and Canada was beginning to experiment with a digital version of its currency called CAD-COIN, intended to be used exclusively for interbank payments. In July 2016, the Russian Ministry of Finance indicated it supports a proposed law that bans bitcoin domestically but allows for its use as a foreign currency. Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity. In April 2015, the Japanese Cabinet approved proposed legal changes that would reportedly treat bitcoin and other Digital Assets as included in the definition of currency. These regulations would, among other things, require market participants, including exchanges, to meet certain compliance requirements and be subject to oversight by the Financial Services Agency, a Japanese regulator. These changes were approved by the Japanese Diet in May 2016 and are expected to be effective beginning in 2017. In July 2016, the European Commission released a draft directive that proposed applying counter-terrorism and anti-money laundering regulations to virtual currencies, and, in September 2016, the European Banking authority advised the European Commission to institute new regulation specific to virtual currencies, with amendments to existing regulation as a stopgap measure. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside of the United States and may therefore impede the growth of the Bitcoin economy.

The effect of any future regulatory change on us, bitcoins, or other Digital Assets is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

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

If regulatory changes or interpretations of our activities require our registration as a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration of us as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent the Company decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease the Company’s operations. Any termination of certain Company operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that the activities of the Company cause it to be deemed a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Company may be required to comply with FinCEN regulations, including those that would mandate the Company to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of the Company cause it to be deemed a “money transmitter” (or equivalent designation) under state law in any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other Digital Assets. The Company will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the Shares in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If the Company is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate the Company. Any such action may adversely affect an investment in us.

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

To the extent that bitcoins are deemed to fall within the definition of a security pursuant to subsequent rulemaking by the SEC, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude bitcoins are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action may adversely affect an investment in us.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that Digital Assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-Blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may have adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to Digital Assets such as bitcoins. The agency determined that New York State would follow IRS guidance with respect to the treatment of Digital Assets such as bitcoins for state income tax purposes. Furthermore, they defined Digital Assets such as bitcoin to be a form of “intangible property,” meaning the purchase and sale of bitcoins for fiat currency is not subject to state income tax (although transactions of bitcoin for other goods and services maybe subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of Digital Assets such as bitcoins for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoins, generally; in either case potentially having a negative effect on prices in the Bitcoin Exchange Market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat Digital Assets such as bitcoins differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on bitcoin users, or imposes sales or value added tax on purchases and sales of bitcoins for fiat currency, such actions could result in decreased demand for bitcoins in such jurisdiction, which could impact the price of bitcoins and negatively impact an investment in our Company.

Risks Related to Our Transaction Verification Business

The loss or destruction of a private key required to access a bitcoin may be irreversible. Our loss of access to our private keys or our experience of a data loss relating to our Company’s bitcoins could adversely affect an investment in our Company.

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. We are required by the operation of the Bitcoin Network to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the Bitcoin Network. We safeguard and keep private the private keys relating to our bitcoins by primarily utilizing Bitgo Inc.’s enterprise multi-signature storage solution; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held by it and the private key will not be capable of being restored by the Bitcoin Network. Any loss of private keys relating to digital wallets used to store our bitcoins could adversely affect an investment in us.

If the award of bitcoins for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running data center operations it may have adverse affects on an investment in us.

If the award of new bitcoins for solving blocks declines and transaction fees are not sufficiently high, we may not have an adequate incentive to restart our mining operations, which may adversely impact an investment in us.

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

In order to incentivize miners to continue to contribute processing power to the Bitcoin Network, the Bitcoin Network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the Bitcoin Network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoins as a means of payment and existing users may be motivated to switch from bitcoins to another Digital Asset or back to fiat currency. Decreased use and demand for bitcoins may adversely affect their value and may adversely impact an investment in us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2016. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2016 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management’s evaluation as of December 31, 2016, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As of December 31, 2016, the Company was in default on its Senior Notes and Junior Notes. On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,002 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”). After giving effect to the Note Offer the Company no longer has any Senior Notes, Junior Notes or Convertible Notes outstanding.

PART III

All per share amounts and outstanding shares, including stock options, restricted stocks and warrants, have been retroactively adjusted for all periods on a post-Reverse Stock Split basis below. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Charles W. Allen	41	February 5, 2014	Chief Executive Officer, Chief Financial Officer and Chairman

Michal Handerhan	40	February 5, 2014	Chief Operating Officer, Director and Secretary

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

Charles W. Allen, age 41, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as our Chairman of the Board since September 11, 2014. Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances. Mr. Allen is also on the advisory board of GoCoin LLC, a leading Digital Asset payment processor. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK’s capital markets efforts. In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of its board from inception through September 7, 2014. RKEIC is an investment company established to co-invest in mining projects with JDS Energy and Mining Inc. Current RKEIC investments include Craigmont Industries Ltd., a coal washing magnetite and iron ore producer. Mr. Allen founded Allen Consulting LLC in January, 2010 and currently serves as its president. Allen Consulting LLC provided financial and strategic consulting services to financial advisory firms, investment banks and corporate clients from its inception through January 2014. Currently, Allen Consulting LLC is a dormant entity and has no operations. In January, 2012 Mr. Allen co-founded ZA Investments LLC (“ZA”) and played an integral part in the evaluation of their investment opportunities and oversaw our investment in ADI Logistics, Corp. From January, 2012 through April, 2013 Mr. Allen served as board member of ADI Logistics, Corp. (“ADI”) a third party logistics company and advised, governed, and oversaw policy and direction, including expansion into west coast operations, as well as providing financial oversight. ZA was dissolved in December, 2013 following the successful exit from our investment in ADI. From March, 2010 through June, 2012 Mr. Allen was the chief financial officer, secretary and a director of Pantheon China Acquisition Corp. II (“PCACII”) and Pantheon China Acquisition Corp. III (“PCACIII”). PCACII and PCACIII were public special purpose acquisition vehicles created by Mr. Allen and affiliates of Pantheon China Acquisition LTD to provide a means for small and medium size companies to access the U.S. capital markets. Pantheon China Acquisition LTD is a financial advisor and investment bank focused on the unique needs of foreign small to medium enterprises. From October, 2009 through May, 2012 Mr. Allen was a Managing Director at TriPoint Global Equities, LLC (“TriPoint”), a boutique investment bank focused on helping small cap companies access the capital markets. Prior to joining TriPoint, Mr. Allen was a Managing Director at Broadband Capital Management LLC (“Broadband”), where he also advised small and mid-cap companies concerning capital markets transactions. Mr. Allen worked at Broadband from March, 2006 to October, 2009. In 2005, Mr. Allen worked as an Associate for the Akul Group, an equity hedge fund and provided fundamental research coverage, investment strategies and risk management analysis. Mr. Allen began his career as a field engineer for Emcore Corporation, where he assisted customers in connection with their compound semiconductor manufacturing capabilities, and as a senior manufacturing engineer for Agility Communications, where he focused on the manufacture and development of tunable lasers for fiber optic communications. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

Michal Handerhan, age 40, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014. Mr. Handerhan served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop. Mr. Handerhan supports both our business and development strategy across the management team. From February, 2011 through February, 2014 Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”). From October, 2005 until February, 2014 Mr. Handerhan was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions. From March, 2002 through October, 2006 Mr. Handerhan served as a team leader for NASA in their Peer Review Services group. Prior to working at NASA’s Peer Review Services group Mr. Handerhan served as the web developer for Folio Investments. Mr. Handerhan received a B.S. in Computer Science from Czech Technical University. The Board concludes that Mr. Handerhan’s extensive experiences in IT qualify him to serve on the Board.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach. With the absence of any independent directors, the roles of our management and directors are not clearly delineated.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended December 31, 2016, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2016 and 2015 awarded to, earned by or paid to our executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles. The footnotes represent cash actually paid.

SUMMARY COMPENSATION TABLE

				Stock	Option
Name and Principal		Salary	Bonus	Awards	Awards	Total ($)
Position	Year	($)	($)	($)	($)(5)	(6)
Charles W. Allen CEO	2016 (1) 2015 (2)	150,000 72,000	75,000 53,000	- 25,000	- 3,605,017	225,000 3,755,017
Michal Handerhan COO	2016 (3) 2015 (4)	125,000 64,000	50,000 36,000	- 25,000	- 2,778,755	175,000 2,903,755

(1)	Mr. Allen received cash compensation of $50,000 for the year ended December 31, 2016.

(2)	Mr. Allen received cash compensation of $125,000 for the year ended December 31, 2015.

(3)	Mr. Handerhan received cash compensation of $50,000 for the year ended December 31, 2016.

(4)	Mr. Handerhan received cash compensation of $100,000 for the year ended December 31, 2015.

(5)	Mr. Allen and Mr. Handerhan received and subsequently voluntarily canceled their options during the year ended December 31, 2015. The Option Award amounts as set forth in the Summary Compensation Table is prepared in accordance with U.S. GAAP and is not reflective of the economic value retained by Mr. Allen, or Mr. Handerhan.

(6)	Includes Option Awards for Mr. Allen and Mr. Handerhan which were received and subsequently voluntarily canceled.

Employment Agreements with Executive Officers

To achieve our compensation objective of retaining and motivating qualified executives, we believe that we need to provide our executive officers with severance and change of control protections that are competitive with the protections offered by other companies. Offering our executive officers these payments and benefits facilitates the operation of our business, allows them to better focus their time, attention and capabilities on our business, provides for a clear and consistent approach to managing involuntary departures with mutually understood separation benefits, and aligns with market practice.

Charles W. Allen

On July 2, 2015, we entered into an Option Cancellation and Release Agreement with Charles Allen pursuant to which Mr. Allen voluntarily agreed to return to us for cancellation, an eight year non-qualified stock option under the Company’s 2014 Equity Incentive Plan (the “Plan”) to purchase up to an aggregate of 158,334 shares of the Company’s common stock with a per share exercise price of $6.00, held by him.

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $245,000. Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

Michal Handerhan

On July 2, 2015, we entered into an Option Cancellation and Release Agreement with Michal Handerhan pursuant to which Mr. Handerhan voluntarily agreed to return to us for cancellation, an eight year non-qualified stock option under the Plan to purchase up to an aggregate of 49,167 shares of the Company’s common stock with a per share exercise price of $6.00, held by him.

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two (2) years, subject to renewal, in consideration for an annual salary of $190,000. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

The terms of the Allen Employment Agreement and Handerhan Employment Agreement (collectively the “Employment Agreements”) provide each of Messrs. Allen and Handerhan (the “Executives”) certain, severance and change of control benefits if the Executive resigns from the Company for good reason or the Company terminates him other than for cause. In such circumstances, the Executive would be entitled to a lump sum payment equal to (i) the Executive’s then-current base salary, and (ii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which the Executive was a participant. In addition, the severance benefit for the Executives the employment agreements include the Company continuing to pay for medical and life insurance coverage for up to one year following termination. If, within eighteen months following a change of control (as defined below), the Executive’s employment is terminated by the Company without cause or he resigns from the Company for good reason, the Executive will receive certain severance compensation. In such circumstances, the cash benefit to the Executive will be a lump sum payment equal to two times (i) his then-current base salary and (ii) his prior year cash bonus and incentive compensation. Upon the occurrence of a change of control, irrespective of whether his employment with the Company terminates, each Executive’s stock options and equity-based awards will immediately vest.

A “change of control” for purposes of the Employment Agreements means any of the following: (i) the sale or partial sale of the Corporation to an un-affiliated person or entity or group of un-affiliated persons or entities pursuant to which such party or parties acquire shares of capital stock of the Corporation representing at least twenty five (25%) of the fully diluted capital stock (including warrants, convertible notes, and preferred stock on an as converted basis) of the Corporation; (ii) the sale of the Corporation to an un-affiliated person or entity or group of such persons or entities pursuant to which such party or parties acquire all or substantially all of the Corporation’s assets determined on a consolidated basis, or (iii) Incumbent Directors (Mr. Allen and Mr. Handerhan) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the board of directors of the Company.

Additionally, pursuant to the terms of the Employment Agreements, we have agreed to execute and deliver in favor of the Executives an indemnification agreement and to maintain directors’ and officers’ insurance with terms and in the amount of $2,000,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Awards at Fiscal Year-End December 31, 2016

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 8, 2017: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares.

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership(1)		Percent of class (1)
Common stock	Charles W. Allen	1,859,186	(3)	2.11%
Common stock	Michal Handerhan	2,438,984	(4)	2.77%
Common stock	All officers and directors as a group (two persons)	4,298,170	(5)	4.88%

(1)	Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of June 8, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 8, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of June 8, 2017, there were 87,990,107 shares of our common stock issued and outstanding.

(2)	The address of these persons, unless otherwise noted, is C/O BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901.

(3)	Includes 1,855,547 shares of common stock, and 3,639 shares of common stock underlying warrants.

(4)	Includes 2,435,345 shares of common stock, and 3,639 shares of common stock underlying warrants.

(5)	Includes 4,290,892 shares of common stock, and 7,278 shares of common stock underlying warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

We do not have a formal written policy for the review and approval of transactions with related parties. Our Board of Directors is responsible for reviewing and approving or ratifying related-persons transactions.

Related Person Transactions

On March 31, 2017, the Company entered into salary settlement agreements (the “Settlement Agreements”) with each of Charles Allen and Michal Handerhan pursuant to which each agreed to exchange $2,500 in accrued and unpaid salaries for 87,936 shares of series seed preferred stock in BitVault, Inc. and 13,963 common shares in GCZ, Inc. (collectively the “Settlement Shares”). In fiscal year 2014 the Company had written the Settlement Shares off as unrecoverable.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCPINK quotation system, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither of our directors would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015 we engaged RBSM and Marcum LLP, respectively as our independent auditor. For the years ended December 31, 2016 and 2015, we incurred fees as discussed below:

	2016	2015
Audit Fees	$48,655	$158,219
Tax Fees	5,200	-
All Other Fees	-	-
Total	53,855	158,219

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

PART IV

ITEM 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation, as Amended		10-K	3.1	3/31/11

3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13

3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14

3.1(c)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16

3.1(d)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17

3.1(e)	Certificate of Designation for Series C Convertible Preferred Stock		8-K	10.1	5/26/17

3.2	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17

3.3	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08

3.4	Articles of Merger		8-K/A	3.1	7/31/15

3.5	Agreement and Plan of Merger		8-K/A	3.2	7/31/15

10.1	Amendment to Subscription Agreement		8-K	10.6	6/7/16

10.2	Form of Warrant Exercise Agreement, dated as of June 8, 2016		8-K	10.1	6/10/16

10.3	Form of Series A Warrant		8-K	10.2	5/26/17

10.4	Form of Additional Warrant		8-K	10.3	5/26/17

10.5	Form of Bonus Warrant		8-K	10.4	5/26/17

10.6	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17

10.7	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17

10.8	Employment Agreement – Charles Allen	(1)(2)

10.9	Employment Agreement – Michael Handerhan	(1)(2)

16.1	Letter re change in certifying accountant from Marcum LLP		8-K	16.1	4/26/16

21.1	List of Subsidiaries	(1)

23.1	Consent of RBSM LLP	(1)

23.2	Consent of Marcum LLP	(1)

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Filed herein
(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(3)	To be filed by amendment
(4)	Contained in Exhibit 5.1
(5)	Furnished herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 23, 2017.

BTCS INC.

Date: June 23, 2017	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	June 23, 2017
Charles W. Allen	Financial Officer (Principal Executive
Officer and Principal Financial and
Accounting Officer) and Chairman

/s/ Michal Handerhan	Chief Operating Officer, Director and	June 23, 2017
Michal Handerhan	Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BTCS Inc.

We have audited the accompanying consolidated balance sheet of BTCS Inc. and subsidiaries (The “Company”) as of December 31, 2016 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016. BTCS Inc’s. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTCS Inc. and subsidiaries as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments to the December 31, 2015 consolidated financial statements and for the year ended December 31, 2015 to retrospectively apply the effects of the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2015 consolidated financial statements, or for the year ended December 31, 2015, of the Company other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2015 consolidated financial statements taken as a whole.

/S/ RBSM LLP

Henderson, Nevada

June 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BTCS Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of BTCS Inc. and Subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BTCS Inc. and Subsidiaries as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively reflect the effects of the reverse stock split described in Note 1 and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Marcum LLP

New York, NY

February 18, 2016

BTCS Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets:
Current assets:
Cash	$95,068	$124,535
Digital currencies	199	17,036
Prepaid expense and other current assets	-	8,902
Total current assets	95,267	150,473

Other assets:
Property and equipment, net	-	489,420
Investment	-	2,250,000
Websites	919	6,075
Deposits	1,885	336,885
Total other assets	2,804	3,082,380

Total Assets	$98,071	$3,232,853

Liabilities and Stockholders' Deficit:
Accounts payable and accrued expense	$770,497	$402,464
Short term loan	45,000	45,000
Convertible notes at fair value	3,283,034	1,781,156
Derivative liabilities	23,231,938	3,794,153
Derivative liabilities for shortfall of shares	14,915,419	-
Liquidated Damages Liabilities	3,102,750	-
Total current liabilities	45,348,638	6,022,773

Stockholders' deficit:
Preferred stock; 333,333 shares authorized at $0.001 par value:	-	-
Series C Convertible Preferred: 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively Liquidation preference $0.001 per share	-	-
Common stock, 16,250,000 shares authorized at $0.001 par value, 16,095,929 and 2,841,342 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	16,097	2,842
Treasury stock, at cost, 216,667 shares at December 31, 2016 and December 31, 2015	(217)	(217)
Additional paid in capital	23,785,756	21,994,382
Accumulated deficit	(69,052,203)	(24,786,927)
Total stockholders' deficit	(45,250,567)	(2,789,920)

Total Liabilities and stockholders' deficit	$98,071	$3,232,853

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Operations

	For the years ended
	December 31,
	2016	2015
Revenues
E-commerce	$1,640	$6,300
Transaction verification services	325,627	499,890
Hosting	27,945	-
Total revenues	355,212	506,190
Power and mining expenses	(263,869)	(290,099)
Gross profit	91,343	216,091

Operating expenses (income):
Marketing	10,693	14,829
General and administrative	1,126,977	8,097,322
Fair value adjustments for digital currencies	(8,665)	3,442
Impairment loss on fixed assets	236,585	-
Depreciation and amortization	182,037	298,797
Total operating expenses	1,547,627	8,414,390

Net loss from operations	(1,456,284)	(8,198,299)

Other (expenses) income:
Impairment loss related to investment	(2,250,000)	(254,433)
Fair value adjustments for warrant liabilities	(25,266,593)	482,666
Fair value adjustments for convertible notes	2,096,700	(3,748)
Fair value adjustments for derivative liability shortfall of shares	(14,915,419)	-
Inducement expense	-	(58,380)
Interest expenses	(7,420)	(11,871)
Loss on issuance of Units	(250,000)	(1,050,911)
Gain on extinguishment of debt	837,369	-
Liquidated Damages	(3,102,750)	-
Loss on issuance of convertible notes and warrants	-	(952,060)
Other income	49,121	-
Total other (expenses) income	(42,808,992)	(1,848,737)

Net loss	$(44,265,276)	$(10,047,036)

Net loss per share, basic and diluted	$(4.89)	$(3.62)

Weighted average number of shares outstanding, basic and diluted
Basic and diluted	9,058,785	2,777,608

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2016 and 2015

	Series C Convertible						Additional		Total Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2015	2,200,000	2,200	2,553,113	2,553	(212,500)	(213)	14,743,033	(14,739,891)	7,682
Issuance of private placement units for cash at $6.00 per unit	-	-	72,167	72	-	-	(72)	-	-
Issuance of private placement units for cash a $18.00 per unit	-	-	128,472	128	-	-	(128)	-	-
Common stock repurchase	-	-	-	-	(4,167)	(4)	(2,496)	-	(2,500)
Conversion of Series C Convertible Preferred to common stock	(2,200,000)	(2,200)	36,667	37	-	-	2,163	-	-
Issuance of common stock for asset purchase	-	-	5,853	6	-	-	48,620	-	48,626
Conversion of accounts payable to common stock	-	-	13,734	14	-	-	246,910	-	246,924
Inducement expenses associated with conversion of accounts payable to common stock	-	-	-	-	-	-	58,380	-	58,380
Issuance of common stock for investment	-	-	11,699	12	-	-	154,421	-	154,433
Issuance of common stock for services	-	-	16,929	17	-	-	203,038	-	203,055
Issuance of warrants for services	-	-	-	-	-	-	100,000	-	100,000
Cashless warrants exercise related to warrant liability	-		2,701	3	-	-	56,741	-	56,744
Stock based compensation	-	-	-	-	-	-	6,383,772	-	6,383,772
Shares rounding adjustment	-	-	7	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(10,047,036)	(10,047,036)
Balance December 31, 2015	-	-	2,841,342	$2,842	(216,667)	$(217)	21,994,382	(24,786,927)	(2,789,920)
Conversion of Senior convertible notes	-	-	9,648,662	9,649	-	-	1,703,215	-	1,712,864
Warrant exercise for cash	-	-	68,750	69	-	-	91,696	-	91,765
Cashless warrant exercise	-	-	3,537,175	3,537	-	-	(3,537)	-	-
Net loss	-	-	-	-	-	-	-	(44,265,276)	(44,265,276)
Balance December 31, 2016	-	$-	16,095,929	$16,097	(216,667)	$(217)	$23,785,756	$(69,052,203)	$(45,250,567)

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the years ended
	2016	2015
Net Cash flows used from operating activities:
Net loss	$(44,265,276)	$(10,047,036)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation and amortization expenses	182,037	298,797
Stock based compensation	-	6,383,772
Change in fair value of digital currencies	(8,665)	3,442
Loss on sale of fixed assets	1,530	-
Issuance of common stock for services	-	203,055
Issuance of derivative liability warrants for services	-	100,000
Loss on issuance of Units	250,000	1,050,911
Loss on issuance of convertible notes and warrants	-	952,060
Fair value adjustments for warrant liabilities	25,266,593	(482,666)
Fair value adjustments for convertible notes	(2,096,700)	3,748
Fair value adjustments for derivative liability shortfall of shares	14,915,419	-
Inducement expenses	-	58,380
Impairment loss related to investment	2,250,000	254,433
Impairment loss on fixed assests	236,585	-
Gain on extinguishment of debt	(837,369)	-
Liquidated Damages	3,102,750	-
Changes in operating assets and liabilities:
Digital currencies	25,502	(4,438)
Prepaid expenses and other current assets	8,902	37,752
Accounts payable	140,233	391,258
Net cash used in operating activities	(828,459)	(796,532)

Net cash used in investing activities:
Purchase of property and equipment	(14,582)	(553,069)
Sale of property and equipment, net	66,807	8,293
Refund of lease deposit	335,000	(332,070)
Investments at cost	-	(2,350,000)
Net cash provided by (used in) investing activities	387,225	(3,226,846)

Net cash provided by financing activities:
Common stock repurchase	-	(2,500)
Net proceeds from exercise of warrant	91,765	-
Net proceeds from issuance of Private Placement Units	-	2,695,500
Net proceeds from issuance of Private Placement Units from related party	-	50,000
Proceeds from short term loan	-	45,000
Proceeds from short term loan from related party	-	20,000
Proceeds from issuance of convertible notes, net	320,002	1,362,500
Payment on short term loan to related party	-	(27,990)
Net cash provided by financing activities	411,767	4,142,510

Net decrease in cash	(29,467)	119,132
Cash, beginning of period	124,535	5,403
Cash, end of period	$95,068	$124,535

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series C Convertible Preferred to common stock	$-	$2,200
Issuance of common stock for fixed assets purchases	$-	$48,626
Conversion of accounts payable to common stock	$-	$246,924
Issuance of common stock for investment	$-	$154,433
Cashless warrant exercise	$3,537	$56,744
Conversion of convertible notes to common stock	$(4,208,546)	$-
Debt settlement from sale of fix assets	$22,200	$-
Reclassification between convertible note and derivative liabilities	$92,601	$-

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business and Recent Developments

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada Corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using Digital Assets, including bitcoin and is currently focused on blockchain and Digital Asset ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our transaction verification services operation at our North Carolina facility due to capital constraints. Although our ecommerce marketplace is still online we are no longer developing, marketing or supporting it.

The Company is an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies. Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases, participating in initial digital asset offerings (often referred to as initial coin offerings). Additionally, the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

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

On August 8, 2016, DM discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC Leasing Company (“CSC”) were stolen. The value of the stolen equipment owned by the Company was not material. The Company reported the theft to local authorities as well its insurance company regarding next steps. The Company received payment from the insurance company in the amount of approximately $85,000 and has assigned the payment to the benefit of CSC as part of the settlement agreement with CSC the Company’s equipment finance provider which owned the stolen serves.

Reverse Stock Split and Amendment to Certificate of Incorporation

On February 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to implement a reverse stock split at a ratio of one-for-60. The reverse stock split became effective immediately.

On February 15, 2017, the Company’s Common Stock began trading on the OTCQB under the symbol “BTCSD.” On approximately March 15, 2017, the Common Stock resumed trading under the symbol “BTCS.”

The Reverse Stock Split reduced the number of outstanding shares of Common Stock from 952,756,004 shares to 15,879,262 shares as of December 31, 2016. All per share amounts and outstanding shares of Common Stock including stock options, restricted stock and warrants, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Numbers of shares of the Company’s preferred stock and convertible securities were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCSLLC and DM. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations since inception using proceeds received from capital contributions made by its members and proceeds in financing transactions. On June 6, 2016, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Purchaser subscribed for up to $375,000 of a 20% Original Issue Discount Junior Secured Convertible Notes (the “Junior Notes”). The aggregate principal amount of the Junior Notes issued at the initial close was $125,000 and the Company received $100,000 after giving effect to the 20% original issue discount. In June 2016, the Company issued 68,750 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of approximately $92,000. On December 6, 2016, the Company issued a total of $220,002 Convertible Promissory Notes (the “December 2016 Notes”) to three accredited investors. The December 2016 Notes were issued in connection with a loan of $200,002 and the cancellation of two $10,000 promissory notes previously issued by the Company to two of the investors.

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.8 million of cash in its operating activities for the year ended December 31, 2016. The Company incurred $44.2 million net loss for the year ended December 31, 2016. The Company had cash of approximately $95,000 and a working capital deficiency of approximately $45.3 million at December 31, 2016, which includes $23.2 million for the fair value of derivative liabilities and $14.9 million for the fair value of derivative liabilities for shortfall of shares. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not made adjustments to the accompanying consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should the Company be unable to continue as a going concern.

The Company continues to incur ongoing administrative and other operating expenses, including public company expenses, in excess of revenues. While the Company continues to implement its business strategy, it intends to finance its activities by:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings by controlling costs,

●	seeking additional financing through sales of additional securities

Note 4 - Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2016 and 2015, the Company had $95,000 and 125,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Property and Equipment

Property and equipment consists of leasehold improvements, computer, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Due to the financial nature of the Company, the Company impaired all fixed assets and recorded an approximately $236,000 impairment charge in June 2016.

Intangible Asset

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight line method over an estimated useful life of three (3) years. Amortization cost was approximately $5,000 for the years ended December 31, 2016 and 2015.

Investments

Shares in Group undertakings are stated at cost less any provision for impairment.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If any such indication of impairment exists, the Company makes an estimate of the recoverable amount. If the recoverable amount of the cash-generating unit is less than the value of the investment, the investment is considered to be impaired and is written down to its recoverable amount. An impairment loss is recognized immediately in the profit and loss account. During the year ended 2016, the Company recorded impairment loss of approximately $2.3 million.

Derivative Instruments

We account for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815, as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The Company used a Monte Carlo model to separately value the Warrants issued in connection with the convertible notes in order to take into account the possibility of an adjustment to the exercise price associated with new rounds of financing in the future.

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

Transaction Verification Servers

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to approximately $11,000 and $15,000 for the years ended December 31, 2016 and 2015, respectively.

Net Loss per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders includes the effect of the deemed capital contribution on extinguishment of preferred stock and the deemed dividend related to the immediate accretion of beneficial conversion feature of convertible preferred stock. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2016 and 2015 because their effect was anti-dilutive:

	As of December 31,
	2016	2015
Warrants to purchase common stock	268,788,732	486,723
Convertible notes	50,198,041	80,555
Favored Nations	108,747,774	-
Total	427,734,547	567,278

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2016. Accordingly, all issuances of preferred stock are presented as a component of consolidated stockholders’ equity.

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

Fair Value Option

As permitted under FASB ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes that were issued during the year ended December 31, 2016. ASC 825 requires that the entity record the financial asset or financial liability, including those instruments when the fair value options is elected at fair value rather than historical cost at a discounted carrying amount with changes in fair value recorded in the statement of operations. In addition, it requires that upfront costs and fees related to items for which the fair value option is elected be recognized in earnings as incurred and not deferred.

Adoption of Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and its adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021 is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Equipment	$-	$109,493
Computer	-	3,086
Leasehold improvements	-	242,091
Transaction verification servers	-	451,281
Total cost	-	805,951
Accumulated depreciation and amortization	-	(316,531)

Property and equipment, net	$-	$489,420

Depreciation expense was approximately $177,000 and $298,000 for the years ended 2016 and 2015, respectively.

During the year ended 2016, the Company purchased fixed assets of approximately $15,000, sold fixed assets amounting to approximately $89,000, resulting in net loss on sale of fixed assets of $1,531.

Due to the financial nature of the Company, the Company impaired all fixed assets and recorded an approximately $236,000 impairment charge in June 2016.

Note 6 – Intangible Assets

The Company’s intangible assets with finite lives consist of capitalized website costs. For all periods presented, all of the Company’s identifiable intangible assets were subject to amortization. The net carrying amounts related to acquired intangible assets as of December 31, 2016 are as follows:

	Net Carrying Amount	Weighted average amortization period (years)
Website at January 1, 2015, net	$10,700	2.59
Amortization expenses	(4,625)
Website at December 31, 2015, net	$6,075	1.59
Amortization expenses	(5,156)
Website at December 31, 2016, net	$919	0.59

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight line method over an estimated useful life of three (3) years. Amortization cost was approximately $5,000 for the years ended December 31, 2016 and 2015.

Note 7 – Stockholders’ Equity

Reverse Stock Split and Amendment to Certificate of Incorporation

On February 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to implement a reverse stock split at a ratio of one-for-60. The reverse stock split became effective immediately.

On February 15, 2017, the Company’s Common Stock began trading on the OTCQB under the symbol “BTCSD.” On approximately March 15, 2017, the Common Stock resumed trading under the symbol “BTCS.”

The Reverse Stock Split reduced the number of outstanding shares of Common Stock from 952,756,004 shares to 15,879,262 shares as of December 31, 2016. All per share amounts and outstanding shares of Common Stock including stock options, restricted stock and warrants, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

2015 Activities

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 72,167 Units (“January Units”) in a private placement (the “Private Placement”) of its securities to certain investors (the “Investors”) at a purchase price of $6.0 per Unit pursuant to subscription agreement (the “Subscription Agreements”) for an aggregate purchase price of $433,000. Each Unit in the Private Placement consists of (i) one share of common stock, par value $0.001 per share (the “Common Stock”) and (ii) a warrant to purchase 2.5 shares of Common Stock at an exercise price of $6.0 per share. The January Units are subject to a “Most Favored Nations” provision and the Warrants are subject to price protection in the event of lower priced issuances for a period of twenty-four months from the Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $6.0 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the Unit and issuable upon exercise of the Warrants are subject to demand and piggy back registration rights. The Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the Warrants. The Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $12.0 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $50,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the January Units was $956,930 ($649,500 attributed to the unit warrants, and $303,100 attributed to the derivative liability component with “Most Favored Nations” Provision), and because this transaction was entered into under duress. Accordingly, the Company recorded an initial charge of $519,600 on issuance of the January Units in accordance with ASC 820-10-30-3A (see Note 9 for assumptions).

Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer each purchased 834 Units in the Private Placement.

On January 23, 2015, DM, purchased one hundred Spondoolies S35 Digital Asset mining servers from Spondoolies Tech Ltd. (“Spondoolies”) for $218,500 (the “Purchase Price”) pursuant to a purchase order agreement (the “Purchase Agreement”). $25,000 of the total Purchase Price was paid in the form of 4,167 shares of the Company’s Common Stock.

On January 26, 2015, the Company entered into a Share Redemption Agreement and Release (the “Redemption Agreement”) with Charles Kiser, its Executive Vice President pursuant to which Mr. Kiser agreed to return an aggregate of 4,167 shares of the Company’s Common Stock, held by him to the Company for cancellation in consideration for an aggregate payment of $2,500.

On February 18, 2015, the Company issued 5,449 and 1,198 shares of Common Stock at a per share price of $15.6, to Sichenzia Ross Friedman Ference LLP (“SRFF”) and Alliance Funds LLC (“AF”), respectively. The shares were issued pursuant to conversion agreements (the “Conversion Agreements”) for an aggregate conversion amount of $103,694 (the “Conversion Amount”). The Conversion Amount was in consideration for settling outstanding legal and investor relation fee balances of $85,000 and $18,694 owed to SRFF and Capital Markets Group an affiliate of AF, respectively. The Common Stock was subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $15.6 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On February 20, 2015, DM, purchased used Digital Asset mining servers comprised primarily of Spondoolies hardware for $14,480 (the “Purchase Price”) pursuant to a purchase agreement (the “Purchase Agreement”). The Purchase Price was paid in the form of 928 shares of the Company’s restricted Common Stock at a per share price of $15.6. Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On March 5, 2015, the Company issued of 2,564 shares of Common Stock at a per share price of $15.6, to Chord Advisors, LLC. The shares were issued pursuant to a conversion agreement (the “Conversion Agreement”) for an aggregate conversion amount of $40,000 (the “Conversion Amount”). The Conversion Amount was in consideration for settling a balance of $30,000 and for the prepayment of $10,000 for advisory services for March 2015 and April 2015. The Common Stock was subject to price protection in the event of lower priced issuances for a period of one year from the Conversion Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $15.6 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued are subject to demand and piggy back registration rights.

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet from Eric Grill, Coin Outlet’s CEO, for 11,699 shares of the Company’s common stock. The fair value of the common stock was $154,433 on the issuance date.

On April 20, 2015 (the “April Closing Date”), the Company sold an aggregate of 128,472 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $18.0 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Each April Unit in the April Private Placement consists of (i) one share of Common Stock and (ii) a warrant to purchase 1.4 shares of Common Stock at an exercise price of $22.5 per share (“April Warrant”). Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 1,111 April Units for $20,000 per executive in the April Private Placement. The April Units are subject to a “Most Favored Nations” provision and the April Warrants are subject to price protection in the event of lower priced issuances for a period of twenty-four months from the April Closing Date in the event the Company issues Common Stock or securities convertible into or exercisable for shares of Common Stock at a price per share or conversion or exercise price per share which shall be less than $18.0 per share, subject to certain customary exceptions. Additionally, the shares of Common Stock issued as part of the April Unit and issuable upon exercise of the April Warrants are subject to demand and piggy back registration rights. The April Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the resale of the Common Stock issuable upon exercise of the April Warrants. The April Warrants may be called for cancelation by the Company if: (i) the price per share exceeds $56.28 for 15 consecutive trading days, and (ii) the average daily dollar trading volume for such 15 consecutive trading days exceeds $200,000 per trading day. Because of the “Most Favored Nations” and call provision discussed above, the net value to shareholders’ equity is 0. The fair value of all components of the April Units was $2,843,811 ($1,878,957 attributed to the unit warrants, and $964,854 attributed to the derivative liability component with “Most Favored Nations” Provision), and because this transaction was entered into under duress, the Company recorded an initial loss of $531,311 on issuance of the April Unit in accordance with ASC 820-10-30-3A (see Note 9 for assumptions).

On April 20, 2015, the Company issued an aggregate of 6,979 shares of Common Stock to its advisory board members. Each of the nine members of the advisory board received 775 shares of common stock. The fair value of the Common stock on the issuance date was $102,585.

On May 12, 2015, the Company agreed to convert accrued and unpaid salaries owed to Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer (collectively the “Employees”) into shares of Common Stock pursuant to conversion agreements (collectively, the “Salary Conversion Agreements”). The Company recorded $25,000 accrued salaries as of March 31, 2015. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 833 shares of Common Stock at a per share price of $30.0. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 833 shares of Common Stock at a per share price of $30.0.

During the quarter ended June 30, 2015, the Company issued a total 2,856 shares of Common Stock at a per share price of $18.6 to certain vendors. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $53,230. The conversion amount was in consideration for advisory services.

On June 16, 2015, the Company issued 758 shares of Common Stock to a vendor for construction works provided in our North Carolina facility. The fair value of the Common Stock on the issuance date was $9,146, and was capitalized as leasehold improvement.

During the quarter ended September 30, 2015, the Company issued 7,950 shares of Common Stock to various independent contractors for services provided at its facility in North Carolina and investor relations services. The weighted average fair value of the common stock on the issuance date was $10.8 per share.

On October 14, 2015, the Company issued 2,701 shares of Common Stock to ATG Capital LLC for its cashless warrants exercise.

On October 29, 2015, the Company issued 667 shares of Common Stock at a per share price of $18.0 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $12,000. The conversion amount was in consideration for financial advisory services. The fair value of the Common Stock on the issuance date was $4,400.

On November 20, 2015, the Company issued 1,333 shares of Common Stock at a per share price of $18.0 to RK Equity Advisors LLC. The shares were issued pursuant to a conversion agreement for an aggregate conversion amount of $24,000. The conversion amount was in consideration for financial advisory services. The fair value of the Common Stock on the issuance date was $8,800.

2016 Activities

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

On June 8, 2016, the Company and an investor (the “Investor”) holding a warrant dated January 19, 2015 (the “Warrant”) to purchase 38,750 shares (the “Warrant Shares”) of the Company’s Common Stock entered into a warrant exercise agreement (the “Exercise Agreement”).

Pursuant to the Exercise Agreement, the Company agreed to accept as full payment for 8,333 of the Warrant Shares, an aggregate exercise price equal to $27,500 (the “Exercise Price”) and the Investor irrevocably agreed to exercise the Warrant and deliver the Exercise Price within 2 days of the Exercise Agreement.

Over the course of June 8, 2016 through June 28, 2016, the Company issued 68,750 shares of Common Stock for the cash exercise of warrants resulting in aggregate proceeds of $91,765 to the Company; this includes the $27,500 received in connection with the Exercise Agreement mentioned above.

Over the course of June 8, 2016 and June 28, 2016, the Company issued a total of 1,039,013 shares of the Company’s Common Stock for: i) the conversion of $890,179 of principal and accrued interest on the Senior Notes, and ii) the cashless exercise of the 2016 Warrants.

Over the course of July 1, 2016 through August 1, 2016, the Company issued a total of 12,146,820 shares of the Company’s Common Stock for: i) the conversion of $822,685 of principal and accrued interest on the Senior Notes, and ii) the cashless exercise of warrants. The issuances were exempt from registration pursuant to Rule 506 under Regulation D, the investors are sophisticated and familiar with our operations, and there was no solicitation in connection with the issuances.

None of the securities were sold through a broker-dealer and accordingly, there were no placement agent commissions involved. No registration rights were granted to any of the purchasers. Following these issuances, there were 16,095,929 shares of our Common Stock issued and outstanding.

As a result of the Senior Note conversions, the Company became obligated to issue, subject to certain limitations, the following additional securities: (i) 108,747,774 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution shares of Common Stock previously disclosed; (ii) warrants to purchase 171,349,405 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution warrants previously disclosed, and (iii) warrants to purchase 97,423,579 shares of Common Stock pursuant to the terms of the warrants issued on December 16, 2016 which includes those anti-dilution warrants previously disclosed. The Company also lowered the conversion price of the Company’s outstanding Senior Notes and Junior Notes to $0.0252.

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2016:

Number of Warrants
Outstanding as of December 31, 2015	486,723
Ratchet warrants issued due to price reset	271,641,648
Cashless warrant exercise	(3,270,888)
Warrants exercise for cash	(68,750)
Outstanding as of December 31, 2016	268,788,733

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

On March 26, 2015 the Company acquired 166,756 shares (an additional 2% equity ownership) of Coin Outlet Inc. (“Coin Outlet”) from Eric Grill, Coin Outlet’s CEO, for11,699 shares of the Company’s Common Stock (“Coin Outlet Investment”). The Company now owns approximately 4.2% of Coin Outlet’s equity and has the ability to own up to 11% upon exercise of its previously issued option and warrant. Mr. Grill entered into a lock-up agreement with the Company with respect to his shares, pursuant to the lockup agreement Mr. Grill is prohibited from the sale of any his shares until after February 5, 2017.

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

Spondoolies

On May 12, 2015, the Company entered into a Series B Preferred Share Purchase Agreement (the “Share Purchase Agreement”) and the Management Rights Letter (the “Rights Letter”) with Spondoolies a Bitcoin equipment manufacturer, by way of a joinder agreement (the “Joinder Agreement”) pursuant to which the Company purchased 29,092 Series B Preferred Shares of Spondoolies (the “Series B Shares”) for an aggregate purchase price of $1,500,000 (the “Investment”). After giving effect to the Investment, the Company owns approximately 6.6% of Spondoolies’ equity on a fully diluted basis. The Series B Preferred Shares are convertible into Spondoolies’ ordinary shares by dividing the original issuance price of the Series B Preferred Shares ($51.56) by the initial conversion price ($51.56) (the “Conversion Price”). Until Spondoolies consummates a “Qualified IPO” (as defined substantially as an initial firm commitment underwritten public offering of Spondoolies’ ordinary shares with net proceeds to Spondoolies of not less than $40 million), the Series B Preferred shares are subject to anti-dilution protection in the event Spondoolies issues ordinary shares or securities convertible into or exercisable for ordinary shares at a price per share or conversion or exercise price per share which shall be less than Conversion Price then in effect, subject to certain customary exceptions. The Conversion Price is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Series B Shares are also entitled to certain preemptive rights, and a liquidation preference in the event of dissolution of Spondoolies. The Series B Preferred Shares are automatically convertible into ordinary shares of Spondoolies upon the occurrence of a Qualified IPO. In connection with the Company’s purchase of the Series B Preferred Shares, the Company and Spondoolies executed the Rights Letter which provided the Company with certain rights, including inspection rights, and information rights with respect to Spondoolies financial statements, appurtenant to the Investment.

On May 12, 2015, the Company and Spondoolies entered into a letter agreement (the “Letter Agreement”) to clarify and expand upon certain terms related to a proposed merger (“Proposed Merger”) contained in the LOI. Under the terms of the Letter Agreement, Spondoolies agreed to provide to the Company: (i) certain exclusivity rights for a period of nine months (the “Term”) with respect to any proposals or offers from, or enter into any agreements with, any third party relating to (a) any investment in, or acquisition of, equity interests of Spondoolies or (b) any possible sale or other disposition of all or any material portion of assets of Spondoolies; (ii) a breakup fee of $50,000 payable by Spondoolies, if the Proposed Merger is not consummated during the Term as a result of certain circumstances; (iii) a breakup fee of $1,000,000 if the Proposed Merger was not consummated because the approval of Spondoolies’ board of directors or shareholders for the Proposed Merger was not obtained and a competing deal is consummated, during the Term; and (iv) Spondoolies agreed to continue to sell its products to the Company for a period of 3 years, if the Proposed Merger was not consummated and Spondoolies continues to design and manufacture ASIC Digital Asset mining hardware.

On September 21, 2015, the Company, Spondoolies, and Shareholders of Spondoolies (the “Selling Shareholders”) entered into a Share Purchase Agreement, dated as of September 21, 2015, (the “Agreement”) pursuant to which the Company shall purchase all the shares in Spondoolies (the “Spondoolies Shares”) from the Selling Shareholders so that Spondoolies will be a wholly-owned subsidiary of the Company after the closing of the transactions contemplated by the Agreement (the “Transaction”).

In exchange for the Spondoolies Shares, the Selling Shareholders will receive either shares of the Company’s common stock or shares of the Company’s Series A preferred stock, convertible into the Company’s common stock as described below (collectively, the “Company’s Securities”). After the completion of the Transaction, the Company’s shareholders will own a 54.4% to 55.4% stake in the combined company and Spondoolies’ shareholders will own a 44.6% to 45.6% of the combined company, based on the number of the Company’s securities outstanding immediately following the Transaction. The ownership range was a function of the Company’s liquidation preference associated with its existing $1.5 million investment in Spondoolies. The final ownership percentages will be determined prior to closing.

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

The Company had total investment of approximately $2.3 million to Spondoolies as of December 31, 2015.

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

During the year ended 2016, the Company recorded impairment loss of approximately $2.3 million.

Note 9 – Notes Payable

On January 19, 2015, Michal Handerhan, the Company’s Chief Operating Officer and an investor loaned the Company $20,000 and $45,000 respectively pursuant to Promissory Notes (the “Notes”). The Notes bear interest at the rate of 2% per annum and mature on December 31, 2015. The Notes may be prepaid, at the option of the Company, without premium or penalty, in whole or in part at any time or from time to time prior to the in maturity. In May 2015, the Company repaid $20,000 to Mr. Handerhan on his Notes. On May 31, 2017 the holder of the $45,000 Promissory Note agreed to waive all rights it was entitled to with respect to the default on the Promissory Note for a onetime payment of $54,000 (the “Payment”) which includes principal and accrued interest since January 19, 2015, provided that the Payment is paid on or before June 30, 2017 (the “Payment Deadline”). If the Payment is not made on or before the Payment Deadline then the default interest rate shall be thirty percent per year.

On December 16, 2015, the Company, entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company issued to the Purchasers for an aggregate subscription amount of $1,450,000: (i) 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 112,778 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $22.50 The aggregate principal amount of the Notes is $1,450,000 and the Company received $1,377,500 after giving effect to the 5% original issue discount. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 16, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $18.00 per share, subject to adjustment as set forth in the Notes. The Notes provides for two amortization payments on the six-month and seven-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest, if the amortization payments are made in cash then the payment is an amount equal to 120% of the applicable amortization payment. The Notes become payable within three days of the Company consummating a fully underwritten offering.

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

The Company used a Monte Carlo model to separately value the Warrants issued in connection with the convertible notes in order to take into account the possibility of an adjustment to the exercise price associated with new rounds of financing in the future. The most likely exercise price of the Warrants was estimated under various stock price scenarios and the noteholders’ payoffs were computed under each scenario. The present value of the mean of such payoffs represents the value of the warrant on any given valuation date. When the stock price was simulated in the model, the possible scenarios were always between the valuation date stock price and the initial exercise price of $22.50. As a result, the Company estimated the fair value of the warrant liability on the issuance date to be $537,152.

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

The Junior Notes bear no interest except in the event of default which interest rate is 24% per annum upon the occurrence of an Event of Default (as defined in the Junior Notes), have a maturity date of December 5, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Junior Notes into shares of the Company’s Common Stock at a conversion price equal to $18.00 per share. If an Event of Default has occurred, the Junior Note shall be convertible at 60% of the lowest closing price during the prior twenty (20) trading days of the Company’s Common Stock.

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

As a result of the Senior Note conversions, the Company became obligated to issue, subject to certain limitations, the following additional securities: (i) 108,747,774 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution shares of Common Stock previously disclosed; and (ii) warrants to purchase 268,788,732 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution warrants previously disclosed. These figures do not reflect additional warrants to purchase Common Stock issuable to certain investors pursuant to the terms of the warrants issued on December 16, 2016 which includes those anti-dilution warrants previously disclosed. The Company also lowered the conversion price of the Company’s outstanding Junior Notes and Senior Notes to $0.0252. As of December 31, 2016, the Company does not have sufficient authorized and unreserved shares to fulfill its obligations with respect to the issuance of new shares of Common Stock. While no assurances can be made, the Company intends to seek shareholder approval to adjust the Company’s capitalization.

As of the December 31, 2016 the Company did not have sufficient shares of Common Stock to fulfill its obligations with respect to its Notes and warrants and has booked a derivative liability of $14,915,419 to account for the shortfall.

As of December 31, 2016, the Company was in default on its Senior Notes and Junior Notes. On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,002 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”). After giving effect to the Note Offer the Company no longer has any Senior Notes, Junior Notes or Convertible Notes outstanding.

Note 10 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2016 and 2015:

	Fair value measured at December 31, 2016
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199	$199

Liabilities
Derivative liabilities	$23,231,938			$23,231,938
Derivative liabilities for shortfall of shares	$14,915,419			$14,915,419
Convertible notes at fair value	$3,283,034			$3,283,034

	Fair value measured at December 31, 2015
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$17,036	$17,036	$-	$-

Liabilities
Derivative liabilities	$3,794,153			$3,794,153
Convertible notes at fair value	1,781,156	-	-	1,781,156

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2016 and 2015.

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

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2016 and 2015:

Derivative liabilities Balance - January 1, 2015	$-
Fair value of derivative liability on date of issuance (January 19, 2015)	952,600
Fair value of derivative liability on date of issuance (April 20, 2015)	2,843,811
Fair value of derivative liability on date of issuance (April 20, 2015)	537,152
Change in fair value of derivative liability	(482,666)
Cashless warrants exercise related to derivative liability (October 15, 2015)	(56,744)
Derivative liabilities Balance - December 31, 2015	$3,794,153
Change in fair value of derivative liability	(5,921,409)
Reclassification from derivative liability	92,601
Fair value adjustments for warrant liabilities	25,266,593
Derivative liabilities Balance - December 31, 2016	$23,231,938

Convertible notes at fair value Balance - January 1, 2015	$-
Fair value of senior convertible notes on date of issuance (December 16, 2015)	1,777,408
Change in fair value of senior convertible notes	3,748
Convertible notes at fair value - December 31, 2015	$1,781,156
Addition of convertible notes	320,002
Conversion of notes into common stock	4,208,546
Gain on extinguishment of debt	(837,369)
Change in fair value of convertible notes (including OID discount)	(2,096,700)
Reclassification to derivative liability	(92,601)
Convertible notes at fair value - December 31, 2016	$3,283,034

Derivative liabilities for shortfall of shares Balance - January 1, 2016	$-
Change in fair value of derivative liability shortfall of shares	14,915,419
Derivative liabilities for shortfall of shares Balance - December 31, 2016	$14,915,419

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2016 is as follows:

Warrant Liabilities

Date of valuation	December 31, 2016
Strike Price	0.03 - 60.0
Volatility	118% - 230%
Risk-free interest rate	0.35% - 2.23%
Contractual life (in years)	0.10 to 3.96
Dividend yield (per share)	0

Derivative Liabilities for shortfall of shares

Date of valuation	December 31, 2016
Strike Price	0.0252
Volatility	268.69%
Risk-free interest rate	1.78%
Contractual life (in years)	3.75
Dividend yield (per share)	0%

Senior Convertible Notes at Fair Value

Date of valuation	December 31, 2016
Strike Price	0.0252
Volatility	300.42% - 328.04%
Risk-free interest rate	0.51% - 0.63%
Dividend yield (per share)	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 11 – Stock Based Compensation

2014 Equity Incentive Plan

On January 30, 2014, the Board of Directors of the Company approved and authorized the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”). The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Unless earlier terminated by the Board, the Plan shall terminate at the close of business on January 30, 2024. Up to 258,395 shares of common stock are issuable pursuant to awards under the 2014 Plan.

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

Stock Option Activity

On July 2, 2015, the Company entered into Option Cancellation and Release Agreements with each of Charles Allen, its Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Company Option Holders”) pursuant to which the Company Option Holders agreed to return options to purchase up to 207,500 shares in the aggregate of the Company’s Common Stock, par value $0.001 per share, with an exercise price of $6.00. The Company Option Holders canceled their options without replacement, and the amortization of the unrecognized stock compensation expenses were accelerated on July 2, 2015 for a total $3,629,804.

Total stock-based compensation expense was approximately $0 and $6.4 million for the years ended December 31, 2016 and 2015, respectively.

There are no stock options outstanding as of December 31, 2016.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share	Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at January 1, 2015	207,500	$6.00	$0.60	8.0	$-
Canceled	(207,500)	6.00	0.60	-	-
Outstanding as of December 31, 2015	-	-	-	-	-
Outstanding as of December 31, 2016	-	-	-	-	-

Note 12 - Employment Agreements

Charles W. Allen

On July 2, 2015, we entered into an Option Cancellation and Release Agreement with Charles Allen pursuant to which Mr. Allen voluntarily agreed to return to us for cancellation, an eight year non-qualified stock option under the Company’s 2014 Plan to purchase up to an aggregate of 158,334 shares of the Company’s common stock with a per share exercise price of $6.00, held by him.

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $245,000. Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

Michal Handerhan

On July 2, 2015, we entered into an Option Cancellation and Release Agreement with Michal Handerhan pursuant to which Mr. Handerhan voluntarily agreed to return to us for cancellation, an eight year non-qualified stock option under the 2014 Plan to purchase up to an aggregate of 49,167 shares of the Company’s common stock with a per share exercise price of $6.00, held by him.

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two (2) years, subject to renewal, in consideration for an annual salary of $190,000. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

The terms of the Allen Employment Agreement and Handerhan Employment Agreement (collectively the “Employment Agreements”) provide each of Messrs. Allen and Handerhan (the “Executives”) certain, severance and change of control benefits if the Executive resigns from the Company for good reason or the Company terminates him other than for cause. In such circumstances, the Executive would be entitled to a lump sum payment equal to (i) the Executive’s then-current base salary, and (ii) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which the Executive was a participant. In addition, the severance benefit for the Executives the employment agreements include the Company continuing to pay for medical and life insurance coverage for up to one year following termination. If, within eighteen months following a change of control (as defined below), the Executive’s employment is terminated by the Company without cause or he resigns from the Company for good reason, the Executive will receive certain severance compensation. In such circumstances, the cash benefit to the Executive will be a lump sum payment equal to two times (i) his then-current base salary and (ii) his prior year cash bonus and incentive compensation. Upon the occurrence of a change of control, irrespective of whether his employment with the Company terminates, each Executive’s stock options and equity-based awards will immediately vest.

A “change of control” for purposes of the Employment Agreements means any of the following: (i) the sale or partial sale of the Corporation to an un-affiliated person or entity or group of un-affiliated persons or entities pursuant to which such party or parties acquire shares of capital stock of the Corporation representing at least twenty five (25%) of the fully diluted capital stock (including warrants, convertible notes, and preferred stock on an as converted basis) of the Corporation; (ii) the sale of the Corporation to an un-affiliated person or entity or group of such persons or entities pursuant to which such party or parties acquire all or substantially all of the Corporation’s assets determined on a consolidated basis, or (iii) Incumbent Directors (Mr. Allen and Mr. Handerhan) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the board of directors of the Company.

Additionally, pursuant to the terms of the Employment Agreements, we have agreed to execute and deliver in favor of the Executives an indemnification agreement and to maintain directors’ and officers’ insurance with terms and in the amounts commensurate with our senior executive.

Note 13 - Related Party Transactions

On December 18, 2014, Charles Allen, the Company’s Chief Executive Officer contributed $7,990 of brand new Digital Asset mining hardware at cost in exchange for a promissory note (the “Allen Note”). The Allen Note bears interest at a rate of 2% per year and is due on December 31, 2015. The Allen Note may be prepaid, at our option, without premium or penalty, in whole or in part at any time or from time to time prior to the Allen Note maturity. On February 10, 2015, the Company paid back $3,000 on the Allen Note. On May 8, 2015, the Company paid in full the remaining balance of the promissory note issued to Charles Allen, including $4,990 in principal and $48 in accrued interest.

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

On January 19, 2015 (the “Closing Date”), the Company sold an aggregate of 72,167 units (each a “January Unit”) in a private placement (the “January Private Placement”) of its securities to certain investors at a purchase price of $6.00 per January Unit pursuant to subscription agreements for an aggregate purchase price of $433,000. Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer, each purchased 834 January Units in the January Private Placement for $5,000 per executive.

On April 20, 2015 (the “Closing Date”), the Company sold an aggregate of 128,472 units (each a “April Unit”) in a private placement (the “April Private Placement”) of its securities to certain investors at a purchase price of $18.00 per April Unit pursuant to subscription agreements for an aggregate purchase price of $2,312,500. Charles Allen, the Company’s Chief Executive Officer and Michal Handerhan, the Company’s Chief Operating Officer each purchased 1,111 April Units for $20,000 per executive in the April Private Placement.

On May 12, 2015, the Company agreed to convert accrued and unpaid salaries owed to Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer (collectively the “Employees”) into shares of Common Stock pursuant to conversion agreements (collectively, the “Salary Conversion Agreements”). The Company recorded $25,000 accrued salaries as of March 31, 2015. Charles Allen converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 834 shares of Common Stock at a per share price of $30.00. Michal Handerhan converted $25,000 of accrued and unpaid salary for the months of March 2015 and April 2015 into 834 shares of Common Stock at a per share price of $30.00.

On February 19, 2016, the Company entered into a securities escrow agreement (the “Securities Escrow Agreement”) with Charles Allen its Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, its Chief Operating Officer and corporate secretary (collectively, the “Principal Stockholders”). Pursuant to the Securities Escrow Agreement and for the benefit of the Company’s public shareholders the Principal Stockholders voluntarily agreed to place stock certificates representing 400,000 shares of Common Stock (the “Escrow Shares”) into escrow.

The return of 200,000 escrowed shares (the “Listing Escrow Shares”) to the Principal Stockholders shall be based upon the successful listing of the Company’s Common Stock on a National Stock Exchange on or before December 31, 2016 (the “Listing Condition”). The Listing Escrow Shares will be returned to the Company for cancelation for no consideration if the Company fails to achieve the Listing Condition. The return of 200,000 escrowed shares (the “Merger Escrow Shares”) to the Principal Stockholders shall be based upon the successful consummation of the merger with Spondoolies on or before December 31, 2016 (the “Merger Condition”). The Merger Escrow Shares will be returned to the Company for cancelation for no consideration if the Company fails to achieve the Merger Condition.

Pursuant to the June 3, 2016 Amendment Agreement (as defined in Note 7 ) the Principal Stockholders each received $86 in connection with their pro-rata portion of the Payment (as defined in Note 7  ). In April 2015, the Principal Stockholders each subscribed for $20,000 in the Subscription Agreement (as defined in Note 7) for an aggregate of $40,000.

On January 30, 2017, the Company received 24,000,000 shares of Common Stock for cancelation for no consideration (the “Escrow Shares”). The Escrow Shares were placed in escrow by Charles Allen our Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, our Chief Operating Officer and corporate secretary (collectively, the “Principal Stockholders”) pursuant a securities escrow agreement dated February 19, 2016 (the “Securities Escrow Agreement”).

Pursuant to the Securities Escrow Agreement and for the benefit of the Company’s public shareholders the Principal Stockholders voluntarily agreed to place stock certificates representing the Escrow Shares into escrow. The Company failed to list the Company’s Common Stock on a national securities exchange on or before December 31, 2016 and failed to consummated the merger with Spondoolies-Tech Ltd. on or before December 31, 2016. The escrow agent returned the shares to the Company for cancelation for no consideration.

Note 14 – Commitments and Contingencies

On May 28, 2015 the Company entered an operating sub-lease agreement ending on May 31, 2016 for its headquarters in Arlington, Virginia. Prepaid expenses include $12,000 of fixed minimum lease payment that was prepaid through May 31, 2016. The sub-lease was subsequently extended on a month-to-month basis for $500 per month from June 1, 2016 through December 31, 2016. After December 31, 2016 the Company was not party to any lease agreements for corporate office space and its employees have been working virtually. The Company is paying each of Mr. Allen and Mr. Handerhan $500 per month to cover out of pocket expenses associated with phone, internet and office space.

Note 15 - North Carolina Facility

On January 28, 2015, DM entered into a commercial lease agreement (the “Lease”). The term of the Lease commenced on January 28, 2015 and ends on January 25, 2017. The annual rental fee for the first and second year will be $58,271 and $66,750, respectively. The Company also has the option to purchase the property during the second year of the Lease term for a purchase price of $775,000 less the $10,000 security deposit and all lease payments.

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

On August 8, 2016, DM discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC were stolen. The value of the stolen equipment owned by the Company does not appear to be material. The Company reported the theft to local authorities as well its insurance company regarding next steps. The Company received payment from the insurance company in the amount of approximately $85,000 and has assigned the payment to the benefit of CSC as part of the settlement agreement with CSC the Company’s equipment finance provider which owned the stolen serves.

On September 1, 2016, DM gave cancelation notice to the landlord with respect to the Lease of its North Carolina facility.

Note 16 – Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2016 and 2015.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are comprised of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Net-operating loss carryforward	$3,116,646	$1,177,872
Stock-based compensation	-	7,695,805
Other	1,478	316,736
Total Deferred Tax Assets	3,118,124	9,190,413
Valuation allowance	(3,118,124)	(9,190,413)
Deferred Tax Asset, Net of Allowance	$-	$-

	For the years ended December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	-	3,066,159
State
Current	-	-
Deferred	3,118,124	491,036
Valuation allowance	(3,118,124)	(3,557,196)
Income tax provision	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $7.9 million which expires in 2036. Prior to the merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2016. The valuation allowance decreased by approximately $6.1 million as of December 31, 2016.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2016	2015
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.4)%	(5.4)%
Other		4.2%
Change in Valuation Allowance	39.4%	35.2%
Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2016.

Note 17 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

On February 28, 2017, the Company issued 4,370 shares of Common Stock in connection with the 60:1 reverse stock split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,002 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”).

On March 9, 2017, as a result of the Note Offer becoming effective, a securities exchange offer made to the Company’s January 19, 2015 investors (the “January Offer”) was accepted by certain of those investors (the “January Investors”). Pursuant to the January Offer the January Investors agreed to exchange i) 12,052,344 shares of common stock owed pursuant to the favored nations provision of the January 19, 2015 subscription agreement (the “January Agreement”), and ii) 30,130,861 warrants owed pursuant to the favored nations provision of the January Agreement for 210,919 shares of Preferred.

On March 9, 2017, as a result of the Note Offer becoming effective, a securities exchange offer made to the Company’s April 19, 2015 investors (the “April Offer”) was accepted by certain of those investors (the “April Investors”). Pursuant to the April Offer, the April Investors agreed to exchange i) 20,110,699 shares of Common Stock owed pursuant to the favored nations provision of the April 19, 2015 subscription agreement (the “April Agreement”), and ii) 28,154,980 warrants owed pursuant to the favored nations provision of the April Agreement for 52,311 shares of Preferred.

On March 15, 2017, the Company filed a Certificate of Designation for the Preferred with the Secretary of State of the State of Nevada. The Preferred Certificate of Designation provides authorization for the issuance of 1,108,861 shares of Preferred, par value $0.001.

On March 22, 2017, the Company entered into a Settlement Agreement and Note (the “CSC Agreement”) with CSC Leasing Company (“CSC”) with respect to the equipment lease schedule entered into between CSC and the Company (the “CSC Lease”). Pursuant to the CSC Agreement the Company has agreed to: i) issue CSC 833,333 shares of the Company’s common stock (the “Shares”), and ii) pay CSC $200,000 (the “Cash Payment”).

Between March 15, 2017 and June 5, 2017, the Company issued 24,628,136 shares of Common Stock for the cashless exercise of 37,948,307 warrants.

Between March 28, 2017 and June 8, 2017, the Company issued 32,402,600 shares of Common Stock upon the conversion of 162,013 shares of Series B Convertible Preferred stock.

On April 26, 2017, the Company entered into a Settlement Agreement with RK Equity Advisors, LLC, and Pickwick Capital Partners, LLC (collectively “RKPCP”) pursuant to which the Company terminated the engagement letter with RKPCP including all provisions and any obligations to pay future fees. As consideration for the termination the Company issued Pickwick Capital Partners, LLC 125,000 shares of Common Stock.

On May 25, 2017 the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of common stock. The Series C is convertible at $0.7 per share or approximately $0.063 per share after giving effect to the additional $111,111, subject to reduction in the event of future sales of equity securities and common stock equivalents (with customary exemptions) at a lower price. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company has agreed to file a registration statement covering the common stock issuable upon exercise of the registrable securities described below. The registration statement will cover 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants, which warrants are described below:

15,873,600 Series A Warrants exercisable at $0.085 per share, subject to adjustment, over a five-year period;

15,714,288 Additional Warrants exercisable at $0.085 per share, subject to adjustment, over a period which is the earlier of (i) one-year after the effective date of a registration statement covering the warrant shares, or (ii) three years from the date of issuance. The Additional Warrants are callable by the Company for nominal consideration if the common stock trades above $0.17 per share and the daily volume is more than $50,000 for at least 20 trading days;

15,714,288 Bonus Warrants exercisable at $0.17 per share, over a three-year period. The Bonus Warrants are also callable for nominal consideration but the threshold price is more than $0.30 per share.

On May 31, 2017 the holder of the $45,000 Promissory Note agreed to waive all rights they’re entitled to with respect to the default on the Promissory Note for a onetime payment of $54,000 (the “Payment”) which includes principal and accrued interest since January 19, 2015, provided that the Payment is paid on or before June 30, 2017 (the “Payment Deadline”). If the Payment is not made on or before the Payment Deadline then the default interest rate shall be thirty percent per year.

