Form 10-Q
period 2017-03-31
BTCS Inc.
filed 2017-08-10
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. As of August 9, 2017, there were 93,794,671 shares of Common Stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

Assets:
Current assets:
Cash	$4,341	$95,068
Digital currencies	199	199
Total current assets	4,540	95,267

Other assets:
Websites	-	919
Deposits	1,885	1,885
Total other assets	1,885	2,804

Total Assets	$6,425	$98,071

Liabilities and Stockholders' Deficit:
Accounts payable and accrued expense	$965,837	$770,497
Short term loan	45,000	45,000
Convertible notes	-	3,283,034
Derivative liabilities	5,079,807	23,231,938
Derivative liabilities for shortfall of shares	-	14,915,419
Liquidated Damages Liabilities	-	3,102,750
Total current liabilities	6,090,644	45,348,638

Stockholders' deficit:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred: 1,129,241 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively Liquidation preference 0.001 per share	1,128	-
Common stock, 975,000,000 shares authorized at 0.001 par value, 41,924,720 and 16,095,929 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	42,325	16,097
Treasury stock, at cost, 216,667 shares at March 31, 2017 and December 31, 2016	(617)	(217)
Additional paid in capital	98,120,692	23,785,756
Accumulated deficit	(104,247,747)	(69,052,203)
Total stockholders' deficit	(6,084,219)	(45,250,567)

Total Liabilities and stockholders' deficit	$6,425	$98,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Revenues
E-commerce	$3,181	$-
Transaction verification services	-	191,403
Hosting	-	7,740
Total revenues	3,181	199,143
Power and mining expenses	-	(113,982)
Gross profit	3,181	85,161

Operating expenses (income):
Marketing	60	7,575
General and administrative	179,386	399,802
Fair value adjustments for digital currencies	-	(4,285)
Total operating expenses	179,446	403,092

Net loss from operations	(176,265)	(317,931)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(33,172,886)	497,233
Fair value adjustments for convertible notes	(16,849,071)	35,010
Interest expenses	-	(3,541)
Gain on extinguishment of debt	15,873,067	-
Loss from lease termination	(177,389)	-
Liquidated damages	(693,000)	-
Other expenses	-	(112)
Total other expenses	(35,019,279)	(1,721,410)

Net loss	$(35,195,544)	$(2,039,341)

Net loss per share, basic and diluted	$(1.78)	$(0.72)

Weighted average number of shares outstanding, basic and diluted
Basic and diluted	19,730,929	2,841,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Net Cash flows used from operating activities:
Net loss	$(35,195,544)	$(2,039,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	919	94,845
Change in fair value of digital currencies	-	(4,285)
Fair value adjustments for warrant liabilities	33,172,886	(497,233)
Fair value adjustments for convertible notes	16,849,071	(35,010)
Gain on extinguishment of debt	(15,873,067)	-
Loss from lease termination	177,389	-
Impairment loss	-	2,250,000
Liquidated damages	693,000	-
Changes in operating assets and liabilities:
Digital currencies	-	(24,196)
Accounts receivable	-	(3,780)
Prepaid expenses and other current assets	-	(5,796)
Accounts payable	84,619	(89,512)
Net cash used in operating activities	(90,727)	(354,308)

Net cash used in investing activities:
Purchase of property and equipment	-	(11,208)
Sale of property and equipment, net	-	2,652
Refund of lease deposit	-	300,889
Net cash provided by investing activities	-	292,333

Net decrease in cash	(90,727)	(61,975)
Cash, beginning of period	95,068	124,535
Cash, end of period	$4,341	$62,560

Supplemental disclosure of non-cash financing and investing activities:
Cashless warrant exercise	$4,534	$-
Fractional shares adjusted for reverse split	$4	$-
FN Anti-Dilution Issuance of Common Stock	$14,517	$-
Conversion of Series B Preferred Stock	$6,340	$-
Management Redemption	$400	$-
Settlement of notes and warrants	$90,168,290	$-
Preferred converted to Common Stock	$(32)	$-
Preferred issued for conversion of notes	$1,160	$-

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

On July 20, 2016, BTCS Digital Manufacturing (“DM”), a wholly owned subsidiary of the Company, suspended its North Carolina transaction verification services facility operations. The reduction in the block reward from 25 bitcoins to 12.5 bitcoins, often referred to as the halving, coupled with the facilities cooling system failing, resulted in DM being unable to meet certain of its financial commitments. The Company has subsequently ceased operations at DM.

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

The Reverse Stock Split reduced the number of outstanding shares of Common Stock from 952,756,004 shares to 15,879,267 shares as of December 31, 2016. All per share amounts and outstanding shares of Common Stock including stock options, restricted stock and warrants, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Numbers of shares of the Company’s preferred stock and convertible securities were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2016.

BTCS Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $91,000 of cash in its operating activities for the three months ended March 31, 2017. The Company incurred $35.2 million net loss for the three months ended March 31, 2017. The Company had cash of approximately $4,000 and a working capital deficiency of approximately $6.1 million at March 31, 2017, which includes $5.1 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of March 31, 2017 and December 31, 2016, the Company had $4,000 and 95,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

BTCS Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2017 and 2016 because their effect was anti-dilutive:

	As of March 31,
	2017	2016
Warrants to purchase Common Stock	105,610,725	29,203,352
Convertible notes	-	4,833,333
Series B Preferred Stock	225,848,200	-
Total	331,458,925	34,036,685

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its consolidated financial statements.

BTCS Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

BTCS Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

Note 5 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2017 and December 31, 2016:

	Fair value measured at March 31, 2017
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199	$199	-	-

Liabilities
Derivative liabilities	$5,079,807	-	-	$5,079,807

	Fair value measured at December 31, 2016
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199	$199	-	-

Liabilities
Derivative liabilities	$23,231,938	-	-	$23,231,938
Derivative liabilities for shortfall of shares	14,915,419	-	-	14,915,419
Convertible notes inclusive of derivative liabilities	3,283,034	-	-	3,283,034

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2017.

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

BTCS Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2017:

Derivative liabilities balance - January 1, 2017	$23,231,938
Conversion of warrant liabilities	(51,325,017)
Fair value adjustments for warrant liabilities	33,172,886
Derivative liabilities balance - March 31, 2017	$5,079,807

Derivative liabilities for shortfall of shares balance - January 1, 2017	$14,915,419
Conversion of shortfall shares liabilities	(14,915,419)
Derivative liabilities for shortfall of shares balance - March 31, 2017	$-

Convertible notes at fair value - January 1, 2017	$3,283,034
Conversion of convertible notes	(20,132,105)
Change in fair value of convertible notes (including OID discount)	16,849,071
Convertible notes at fair value - March 31, 2017	$-

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2017 is as follows:

Warrant Liabilities

Date of valuation	March 2, 2017	March 31, 2017
Strike Price	0.025 - 18.000	0.025 - 18.000
Volatility	186.7% - 208.3%	190.71% - 223.85%
Risk-free interest rate	1.25% - 1.83%	1.20% - 1.51%
Contractual life (in years)	1.79 to 3.79	1.71 to 3.04
Dividend yield (per share)	0	0

Convertible Notes at Fair Value

Date of valuation	March 2, 2017
Strike Price	0.32
Volatility	267.8%
Risk-free interest rate	0.68%
Dividend yield (per share)	0

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 6 - Related Party Transactions

On January 30, 2017, the Company received 24,000,000 pre-split shares (400,000 shares post-split) of Common Stock for cancelation for no consideration (the “Escrow Shares”). The Escrow Shares were placed in escrow by Charles Allen our Chief Executive Officer, Chief Financial Officer and Chairman, and Michal Handerhan, our Chief Operating Officer and corporate secretary (collectively, the “Principal Stockholders”) pursuant to a securities escrow agreement dated February 19, 2016 (the “Securities Escrow Agreement”). The Company recorded an adjustment to additional paid-in capital for $400 related to this transaction.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 - Notes Payable

On June 6, 2016, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Purchaser subscribed for up to $375,000 of 20% Original Issue Discount Junior Secured Convertible Notes (the “Junior Notes”). The aggregate principal amount of the Junior Notes issued at the initial close is $125,000 and the Company received $100,000 after giving effect to the 20% original issue discount. The lead investor was granted the option to require the Company to sell the Purchasers up to two additional Junior Notes in the principal amount of $125,000 during each of the periods that begin with the Initial Closing Date and end (i) on or before 45 days from the Initial Closing Date, and (ii) on or before 90 days from the Initial Closing Date.

The Junior Notes bear no interest except in the event of default which interest rate is 24% per annum upon the occurrence of an Event of Default (as defined in the Junior Notes), have a maturity date of December 5, 2016 and are convertible (principal, and interest) at any time after the issuance date of the Junior Notes into shares of the Company’s Common Stock at a conversion price equal to $18.00 per share. If an Event of Default has occurred, the Junior Note shall be convertible at 60% of the lowest closing price during the prior twenty (20) trading days of the Company’s Common Stock. The Junior Notes were exchanged for Series B Preferred shares and were not outstanding on March 31, 2017.

The Junior Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Junior Notes also contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, each Purchaser will not have the right to convert any portion of the Junior Note if such Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

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

As a result of the Senior Note conversions, the Company became obligated to issue, subject to certain limitations, the following additional securities: (i) 108,747,790 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution shares of Common Stock previously disclosed; (ii) warrants to purchase 171,349,405 shares of Common Stock pursuant to “favored nations” provisions in certain common stockholder subscription agreements which includes those anti-dilution warrants previously disclosed, and (iii) warrants to purchase 97,423,579 shares of Common Stock pursuant to the terms of the warrants issued on December 16, 2016 which includes those anti-dilution warrants previously disclosed. The Company also lowered the conversion price of the Company’s outstanding Senior Notes and Junior Notes to $0.025.

On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,002 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”). After giving effect to the Note Offer the Company no longer had any Senior Notes, Junior Notes or Convertible Notes outstanding. A gain of $15.9 million was booked for the extinguishment of $90.2 million liabilities associated with convertible notes, warrant liabilities, shortfall shares liabilities and liquidated damages.

Note 8 - Stockholders’ Equity

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

The Reverse Stock Split reduced the number of outstanding shares of Common Stock from 952,756,004 shares to 15,879,267 shares as of December 31, 2016. All per share amounts and outstanding shares of Common Stock including stock options, restricted stock and warrants, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the 1-for-60 Reverse Stock Split. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

2017 Activities

On February 28, 2017, the Company issued 4,370 shares of Common Stock in connection with the 60:1 reverse stock split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

On March 9, 2017, as a result of the Note Offer (described in Note 7) becoming effective, a securities exchange offer made to the Company’s January 19, 2015 investors (the “January Offer”) was accepted by certain of those investors (the “January Investors”). Pursuant to the January Offer the January Investors agreed to exchange i) 12,052,344 shares of Common Stock owed pursuant to the favored nations provision of the January 19, 2015 subscription agreement (the “January Agreement”), and ii) 30,130,861 warrants owed pursuant to the favored nations provision of the January Agreement for 210,919 shares of Preferred.

On March 9, 2017, as a result of the Note Offer (described in Note 7) becoming effective, a securities exchange offer made to the Company’s April 19, 2015 investors (the “April Offer”) was accepted by certain of those investors (the “April Investors”). Pursuant to the April Offer, the April Investors agreed to exchange i) 20,110,699 shares of Common Stock owed pursuant to the favored nations provision of the April 19, 2015 subscription agreement (the “April Agreement”), and ii) 28,154,980 warrants owed pursuant to the favored nations provision of the April Agreement for 104,391 shares of Preferred.

On March 15, 2017, the Company issued investors who participated in its: i) January 19, 2015 financing and rejected the January Offer, and ii) April 19, 2015 financing and rejected the April Offer an aggregate of 14,517,352 share of Common Stock and 112,782,487 warrants. The Common Stock and warrant issuances were made pursuant to the favored nations provision of the January Agreement and April Agreement.

On March 15, 2017, the Company filed a Certificate of Designation for the Preferred with the Secretary of State of the State of Nevada. The Preferred Certificate of Designation provides authorization for the issuance of 1,160,941 shares of Preferred, par value $0.001.

On March 22, 2017, the Company entered into a Settlement Agreement and Note (the “CSC Agreement”) with CSC Leasing Company (“CSC”) with respect to the equipment lease schedule entered into between CSC and the Company (the “CSC Lease”). Pursuant to the CSC Agreement the Company has agreed to: i) issue CSC 833,333 shares valued at $61,667 of the Company’s Common Stock (the “Shares”), and ii) pay CSC $200,000 (the “Cash Payment”).

Between March 15, 2017 and March 31, 2017, the Company issued 4,533,682 shares of Common Stock for the cashless exercise of 7,468,597 warrants.

Between March 28, 2017 and March 31, 2017, the Company issued 6,340,000 shares of Common Stock upon the conversion of 31,700 shares of Series B Convertible Preferred stock.

Note 9 - Subsequent Events

Between April 1, 2017 and July 28, 2017, the Company issued 20,099,018 shares of Common Stock for the cashless exercise of 30,486,990 warrants.

Between April 1, 2017 and August 9, 2017, the Company issued 31,862,600 shares of Common Stock upon the conversion of 159,313 shares of Series B Convertible Preferred stock.

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

On May 25, 2017 the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of Common Stock. The Series C is convertible at $0.70 per share or approximately $0.063 per share after giving effect to the additional $111,111, subject to reduction in the event of future sales of equity securities and Common Stock equivalents (with customary exemptions) at a lower price. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company has agreed to file a registration statement covering the Common Stock issuable upon exercise of the registrable securities described below. The registration statement will cover 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants, which warrants are described below:

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

On May 31, 2017 the holder of the $45,000 Promissory Note agreed to waive all rights they’re entitled to with respect to the default on the Promissory Note for a onetime payment of $54,000 (the “Payment”) which includes principal and accrued interest since January 19, 2015, provided that the Payment is paid on or before June 30, 2017 (the “Payment Deadline”). If the Payment is not made on or before the Payment Deadline then the default interest rate shall be thirty percent per year. The Payment was made prior to the Payment Deadline.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 23, 2017.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table reflects our operating results for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
	2017	2016
Revenues
E-commerce	$3,181	$-
Transaction verification services	-	191,403
Hosting	-	7,740
Total revenues	3,181	199,143
Power and mining expenses	-	(113,982)
Gross profit	3,181	85,161

Operating expenses (income):
Marketing	60	7,575
General and administrative	179,386	399,802
Fair value adjustments for digital currencies	-	(4,285)
Total operating expenses	179,446	403,092

Net loss from operations	(176,265)	(317,931)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(33,172,886)	497,233
Fair value adjustments for convertible notes	(16,849,071)	35,010
Interest expenses	-	(3,541)
Gain on extinguishment of debt	15,873,067	-
Loss from lease termination	(177,389)	-
Liquidated damages	(693,000)	-
Other expenses	-	(112)
Total other expenses	(35,019,279)	(1,721,410)

Net loss	$(35,195,544)	$(2,039,341)

Revenues

Revenues for the three months ended March 31, 2017 and 2016 were approximately $3,000 and $199,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services. The decrease of approximately $196,000 in our revenues is mainly a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016.

Power and Mining Expenses

Power and mining expenses for the three months ended March 31, 2017 and 2016 were approximately $0 and $114,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were approximately $179,000 and $400,000, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses. General and administrative expense was lower primarily due to a $90,000 decrease in depreciation expense after impairment loss on fixed assets in June 2016. The decrease is also a result of the fact that we used less services.

Other Expenses

Other expense for the three months ended March 31, 2017 and 2016 was approximately $35.0 million and $1.7 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $33.2 million, fair value adjustments for convertible notes of $16.8 million and is offset by gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net Loss

Net loss for the three months ended March 31, 2017 was approximately $35.2 million, net loss for the three months ended March 31, 2016 was approximately $2.0 million, respectively. The increase in net loss for the three months ended March 31, 2017 resulted primarily from fair value adjustments for warrant liabilities of $33.2 million, fair value adjustments for convertible notes of $16.8 million.

Liquidity and Capital Resources

On March 31, 2017, we had current assets of approximately $4,000 and current liabilities of approximately $6.0 million, rendering a deficit of working capital of approximately $6.0 million, which includes $5.1 million for the non-cash fair value of derivative liabilities. On December 6, 2016, the Company issued a total of $220,002 Convertible Promissory Notes (the “December 2016 Notes”) to three accredited investors. The December 2016 Notes were issued in connection with a loan of $200,002 and the cancellation of two $10,000 promissory notes previously issued by the Company to two of the investors. The December 2016 Notes are due on June 6, 2017 and bear interest at 8% per annum payable on the maturity date. The conversion price of the December 2016 Notes is $0.12 per share. The December 2016 Notes were exchanged for Series B Preferred shares and were not outstanding on March 31, 2017.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. We used approximately $91,000 of cash in operating activities for the three months ended March 31, 2017. We incurred approximately a $35.2 million net loss for the three months ended March 31, 2017. We had cash of approximately $4,000 at March 31, 2017. We expect to incur losses into the foreseeable future as we undertake efforts to execute our business plans.

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

Cash Flows for the Three Months Ended March 31, 2017 and 2016

Net Cash from Operating Activities

Net cash used in operating activities was approximately $91,000 for the three months ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2017 was primarily driven by a $35.2 million net loss and gain on extinguishment of debt of $15.9 million, offset by $33.2 million of fair value adjustment for warrant liabilities $16.8 million of fair value adjustment for convertible notes.

Net cash used in operating activities was approximately $354,000 for the three months ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2016 was primarily driven by a $2.0 million net loss, offset by $2.3 million of impairment loss related to our investment in Spondoolies Tech Ltd..

Net Cash from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $0.

Net cash provided by investing activities for the three months ended March 31, 2016 was approximately $292,000 and primarily due to a refund of lease deposit of $301,000.

Net Cash from Financing Activities

Net cash provided by financing activities was $0 million for the three months ended March 31, 2017 and March 31, 2016.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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
August 10, 2017
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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to BTCS, Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

