Form 10-Q
period 2017-06-30
BTCS Inc.
filed 2017-10-24
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 19, 2017, there were 200,710,953 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Readers should review our risk factors in our filings with the Securities and Exchange Commission including our Form S-1 filed on August 10, 2017, as it may be amended.

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Current assets:
Cash	$17,277	$95,068
Digital currencies	199	199
Prepaid expense	28,019	-
Total current assets	45,495	95,267

Other assets:
Property and equipment, net	1,483	-
Websites	-	919
Deposits	1,885	1,885
Total other assets	3,368	2,804

Total Assets	$48,863	$98,071

Liabilities and Stockholders’ Deficit:
Accounts payable and accrued expense	$339,776	$770,497
Short term loan	-	45,000
Convertible notes	-	3,283,034
Derivative liabilities	5,191,634	23,231,938
Derivative liabilities for shortfall of shares	-	14,915,419
Liquidated Damages Liabilities	-	3,102,750
Total current liabilities	5,531,410	45,348,638

Stockholders’ deficit:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred: 998,928 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively Liquidation preference 0.001 per share	998	-
Series C Convertible Preferred: 79,368 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively Liquidation preference 0.001 per share	79	-
Common stock, 975,000,000 shares authorized at 0.001 par value, 88,606,774 and 16,095,929 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	88,607	16,097
Treasury stock, at cost, 616,667 and 216,667 shares at June 30, 2017 and December 31, 2016, respectively	(617)	(217)
Additional paid in capital	98,084,460	23,785,756
Accumulated deficit	(103,656,074)	(69,052,203)
Total stockholders’ deficit	(5,482,547)	(45,250,567)

Total Liabilities and stockholders’ deficit	$48,863	$98,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
E-commerce	$358	$2,242	$3,539	$2,242
Transaction verification services	-	119,220	-	310,623
Hosting	-	20,205	-	27,945
Total revenues	358	141,667	3,539	340,810
Power and mining expenses	-	(114,837)	-	(228,819)
Gross profit	358	26,830	3,539	111,991

Operating expenses (income):
Marketing	80	1,872	140	9,447
General and administrative	215,022	376,399	394,408	776,201
Impairment loss on fixed assets	-	240,853	-	240,853
Fair value adjustments for digital currencies	-	(4,868)	-	(9,153)
Total operating expenses	215,102	614,256	394,548	1,017,348

Net loss from operations	(214,744)	(587,426)	(391,009)	(905,357)

Other (expenses) income:
Impairment loss related to investment	-	-	-	(2,250,000)
Fair value adjustments for warrant liabilities	1,485,813	(9,719,017)	(31,687,073)	(9,221,784)
Fair value adjustments for convertible notes	-	(371,670)	(16,849,071)	(336,660)
Fair value adjustments for derivative liability shortfall of shares	-	(14,479,363)	-	(14,479,363)
Interest expenses	-	(2,639)	-	(6,180)
Loss on issuance of convertible preferred C stock	(2,809,497)	-	(2,809,497)	-
Loss on issuance of Units	-	(250,000)	-	(250,000)
Gain (loss) on extinguishment of debt	(6,870)	(2,512,473)	15,866,197	(2,512,473)
Gain on settlement of derivative liability	2,136,971	-	2,136,971	-
Loss from lease termination	-	-	(177,389)	-
Liquidated damages	-	(188,500)	(693,000)	(188,500)
Other expenses	-	(32,488)	-	(32,600)
Total other income (expenses)	806,417	(27,556,150)	(34,212,862)	(29,277,560)

Net income (loss)	$591,673	$(28,143,576)	$(34,603,871)	$(30,182,917)

Net loss per share, basic and diluted	$0.01	$(9.53)	$(0.80)	$(10.42)

Weighted average number of shares outstanding, basic and diluted
Basic and diluted	66,171,066	2,952,409	43,079,285	2,896,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2017	2016
Net Cash flows used from operating activities:
Net loss	$(34,603,871)	$(30,182,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	920	179,845
Issuance of common stock for services	10,000	-
Change in fair value of digital currencies	-	(9,153)
Loss on issuance of Units	-	250,000
Fair value adjustments for warrant liabilities	31,687,073	9,221,784
Fair value adjustments for convertible notes	16,849,071	336,660
Fair value adjustments for derivative liability shortfall of shares	-	14,479,363
Gain on extinguishment of debt	(15,866,197)	-
Loss from lease termination	177,389	-
Impairment loss related to investment	-	2,250,000
Impairment loss on fixed assets	-	240,853
Loss on sale of fixed assets	-	35,102
Loss on extinguishment of debt	-	2,512,473
Loss on issuance of Preferred C	2,809,497	-
Gain on settlement of derivative liability	(2,136,971)	-
Bad debt expense	-	720
Liquidated damages	693,000	188,500
Changes in operating assets and liabilities:
Digital currencies	-	8,317
Accounts receivable	-	(720)
Prepaid expenses and other current assets	(28,019)	6,824
Accounts payable	(539,313)	(104,439)
Net cash used in operating activities	(947,421)	(586,788)

Net cash used in investing activities:
Purchase of property and equipment	(1,484)	(19,238)
Sale of property and equipment, net	-	55,436
Refund of lease deposit	-	300,889
Net cash (used in) provided by investing activities	(1,484)	337,087

Net cash provided by financing activities:
Net proceeds from exercise of warrant	-	91,765
Net proceeds from May fund raising	925,114	-
Proceeds from issuance of convertible notes, net	-	100,000
Payment to settle the investor loan	(54,000)
Net cash provided by financing activities	871,114	191,765

Net decrease in cash	(77,791)	(57,936)
Cash, beginning of period	95,068	124,535
Cash, end of period	$17,277	$66,599

Supplemental disclosure of non-cash financing and investing activities:
Cashless warrant exercise	$24,628	$12,500
Fractional shares adjusted for reverse split	$4	$-
FN Anti-Dilution Issuance of common stock	$14,517	$-
Conversion of Series B Preferred Stock	$32,403	$-
Management Redemption	$400	$-
Conversion of convertible notes to common stock	$-	$890,179
Settlement of notes and warrants	$90,168,290	$-
Preferred converted to Common Stock	$(162)	$-
Preferred issued for conversion of notes	$1,160	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using digital currencies, including bitcoin and is currently focused on blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our transaction verification services operation at our North Carolina facility due to capital constraints. Although our ecommerce marketplace is still online, we are no longer developing, marketing or supporting it.

The Company is an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies. Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases and participating in initial digital asset offerings (often referred to as initial coin offerings). Additionally, the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

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

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations since inception using proceeds received from capital contributions made by its officers and proceeds in financing transactions. On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of 79,368 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of common stock. The Series C is convertible at $0.07 per share or approximately $0.063 per share after giving effect to the additional $1,111,111. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company agreed to file a registration statement, now pending, which covers the common stock issuable upon exercise of the registrable securities described below. The registration statement covers 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants. 15,873,600 Series A Warrants exercisable at $0.085 per share over a five-year period; 15,714,288 Additional Warrants exercisable at $0.085 per share over a period which is the earlier of (i) one-year after the effective date of a registration statement covering the warrant shares, or (ii) three years from the date of issuance. The Additional Warrants are callable by the Company for nominal consideration if the common stock trades above $0.17 per share and the daily volume is more than $50,000 for at least 20 trading days; 15,714,288 Bonus Warrants exercisable at $0.17 per share, over a three-year period. The Bonus Warrants are also callable for nominal consideration but the threshold price is more than $0.30 per share. The total gross proceeds raised were $1 million, with net proceeds of $925,114, after deducting the offering expenses. All of these securities are subject to price protection. For further information on these securities, see Note 9 – Subsequent Events.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company used approximately $0.9 million of cash in its operating activities for the six months ended June 30, 2017. The Company incurred $34.6 million net loss for the six months ended June 30, 2017. The Company had cash of approximately $17,000 and a working capital deficiency of approximately $5.5 million at June 30, 2017, which includes $5.2 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional debt or equity financing, however there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. See Note 9 – Subsequent Events.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company had $17,000 and $95,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815, as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The Company used a Monte Carlo model to separately value the Warrants issued in connection with the convertible notes in order to take into account the possibility of an adjustment to the exercise price associated with new rounds of financing in the future.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Convertible Preferred Stock

The Company has evaluated its convertible preferred stock and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2017 and 2016 because their effect was anti-dilutive:

	As of June 30,
	2017	2016
Warrants to purchase common stock	122,418,645	19,736,443
Convertible notes	-	4,572,937
Favored Nations	-	7,912,541
Series B preferred stock	199,785,600	-
Series C preferred stock	15,873,600	-
Total	338,077,845	32,221,921

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the FASB) issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

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

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business” (Topic 805) (“ASU No. 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. ASU 2017-01 provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2017-01 will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2017 and December 31, 2016:

	Fair value measured at June 30, 2017
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199	$199	-	-

Liabilities
Derivative liabilities	$5,191,634	-	-	$5,191,634

	Fair value measured at December 31, 2016
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199	$199	-	-

Liabilities
Derivative liabilities	$23,231,938	-	-	$23,231,938
Derivative liabilities for shortfall of shares	14,915,419	-	-	14,915,419
Convertible notes inclusive of derivative liabilities	3,283,034	-	-	3,283,034

There were no transfers between Level 1, 2 or 3 during the three months ended June 30, 2017.

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

Changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2017:

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative liabilities balance - January 1, 2017	$23,231,938
Conversion of warrant liabilities	(51,325,017)
Fair value adjustments for warrant liabilities	31,687,073
Gain on settlement of derivative liability	(2,136,971)
Loss on issuance of Preferred C	2,809,497
Net proceeds from May fund raising	925,114
Derivative liabilities balance - June 30, 2017	$5,191,634

Derivative liabilities for shortfall of shares balance - January 1, 2017	$14,915,419
Conversion of shortfall shares liabilities	(14,915,419)
Derivative liabilities for shortfall of shares balance - June 30, 2017	$-

Convertible notes at fair value - January 1, 2017	$3,283,034
Conversion of convertible notes	(20,132,105)
Change in fair value of convertible notes (including OID discount)	16,849,071
Convertible notes at fair value - June 30, 2017	$-

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2017 is as follows:

Warrant Liabilities

Date of valuation	March 2, 2017	May 24, 2017	June 30, 2017
Strike Price	0.025 - 18.000	0.085	0.025 - 18.000
Volatility	186.7% - 208.3%	210.10% - 254.70%	207.68% - 267.65%
Risk-free interest rate	1.25% - 1.83%	1.24% - 1.79%	1.30% - 1.87%
Contractual life (in years)	1.79 to 3.79	1.52 to 5.00	1.42 to 4.90
Dividend yield (per share)	0	0	0

Convertible Notes at Fair Value

Date of valuation	March 2, 2017
Strike Price	0.32
Volatility	267.8%
Risk-free interest rate	0.68%
Dividend yield (per share)	0

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

Note 8 - Stockholders’ Equity

Reverse Stock Split and Amendment to Certificate of Incorporation

On February 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to implement a reverse stock split at a ratio of one-for-60. The reverse stock split became effective immediately. See note 1 – Business Organization and Nature of Operations.

2017 Activities

On February 28, 2017, the Company issued 4,370 shares of Common Stock in connection with the one-for-60 reverse stock split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On April 4, 2017, the Company entered into a Settlement Agreement with RK Equity Advisors, LLC and Pickwick Capital Partners, LLC with respect to the tail provision of the Engagement Letter dated August 19, 2015. Pursuant to the Settlement Agreement the Company has agreed to: i) terminate the Engagement Letter including all provisions thereof and including any obligations to future fees, and ii) convert the Estimated Liability into 125,000 shares of common stock of the Company, par value $0.001 per share at a price of $0.10 per share. The total value of this transaction is $10,000.

On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of of Series C. See Note 3- Liquidity, Financial Condition and Management’s Plans.

Between March 15, 2017 and June 30, 2017, the Company issued 24,628,136 shares of Common Stock for the cashless exercise of 37,948,307 warrants.

Between March 28, 2017 and June 30, 2017, the Company issued 32,402,600 shares of Common Stock upon the conversion of 162,013 shares of Series B Convertible Preferred stock.

Note 9 - Subsequent Events

Between July 1, 2017 and October 13, 2017, the Company issued 56,572,046 shares of Common Stock for the cashless exercise of 72,527,119 warrants.

Between July 1, 2017 and October 18, 2017, the Company issued 56,148,800 shares of Common Stock upon the conversion of 280,744 shares of Series B Convertible Preferred stock.

On October 10, 2017, BTCS Inc. (the “Company”) entered into a Securities Purchase Agreement with four investors who committed $750,000 in cash and $250,000 in bitcoin in exchange for a new class of Series C-1 Convertible Preferred Stock (the “Series C-1”) and Series B Warrants exercisable at $0.135 per share (the “October Financing”). The Series C-1 is initially convertible into shares of the Company’s common stock at an effective price $0.085 per share. Both the Series C-1 and Series B Warrants are subject to adjustment in the event of future sales of the Company’s equity securities or common stock equivalents at a lower price, subject to elimination of the price protection on the Exchange Date (which is defined and described below).

The investors are three institutional investors who were also investors in the Company’s May 2017 Series C financing (the “May Financing”) and the Australian entity which the Company previously announced that it had entered into a non-binding letter of intent to merge with (the “Proposed Merger”); this investor made its $250,000 investment in bitcoin (59.381 BTC). The Proposed Merger is still pending and subject to the same contingencies previously announced. Further, the Company can provide no assurances or guarantees it will be able to consummate the Proposed Merger. The terms of the Series C-1 and the Series B Warrants are essentially identical to the May Financing, except that the May Financing had three types of warrants rather than one. The offering is continuing up to a maximum of $1,500,000 in cash, bitcoin and/or ethereum.

At the closing of the October Financing, the institutional investors agreed to release $100,000 from escrow in order to permit the Company to pay its auditors and other expenses (the “First Closing”). Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer and Michal Handerhan our Chief Operating Officer (collectively the “Officers”) did not receive any proceeds from the First Closing towards owed out of pocket expenses of approximately $13,000 and accrued and unpaid salaries of approximately $110,000 associated with the Company’s failure to make payroll since July 1, 2017. If the Company does not file this Report (the “10Q”) by October 24th, the remaining $650,000 of cash (which is being held in escrow) and $250,000 of bitcoin (held by the Company) (collectively the “Remaining Funds”) will be returned to the investors; however, one institutional investor has the power to extend this two week period if it determines the Company is making progress with regard to the 10-Q filing. If the Company files the 10Q prior to October 24th (as extended) then the escrow agent will release the Remaining Funds to the Company and the Company will have no obligation to return any funds (the “Second Closing”). The Company subsequently received another $100,000 from an institutional investor which is presently being held in escrow pending the filing of the 10-Q. The following table details the total number of shares of the Company’s common stock potentially issuable as a result of the October Financing.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Underlying:	First Closing of $100,000	Second Closing of $900,000	Additional investment of up to $500,000
Series C-1	1,176,600	10,588,800	5,882,400
Series B Warrants	1,176,600	10,588,800	5,882,400
Total	2,353,200	21,177,600	11,764,800

The Company and the investors also entered into a letter agreement (the “Side Letter”) which provided for various waivers of certain investor protection provisions within the May Financing and the October Financing in order to permit the Proposed Merger to occur. The following are the key elements of the Side Letter:

●	The investors agreed to eliminate various investor protective provisions from the May Financing. However, the representations and warranties and indemnification provisions in the May Financing Securities Purchase Agreement (the “May SPA”), limitations on the issuance of preferred stock (except in connection with the Proposed Merger) and variable rate financings remain, and the investors’ right of first refusal will expire nine months following the closing of the Proposed Merger.

●	91 Days following the closing of the Proposed Merger (the “Exchange Date”), the Series C and Series C-1 shall each be exchanged for Series B Convertible Preferred Stock (the “Newly Issued Series B”) identical to that issued in March 2017. The Series B is similar to the outstanding common stock, except for its containing a standard 4.99% beneficial ownership blocker.

●	On the Exchange Date, the provision of the May SPA blocking the issuance of preferred stock and precluding the Company from engaging in variable rate transactions expires.

●	All of the provisions of the October Financing Securities Purchase Agreement expire except for the representations and warranties and indemnification provisions.

●	On the Exchange Date, all anti-dilution and price protections for the investors in the May and October Financings expire.

●	Until the Exchange Date, the Company must maintain a 300% share reserve for the common stock issuable under all outstanding Newly Issued Series B, Series C and Series C-1 Preferred Stock or if it fails to do so it must on the Exchange Date issue the affected investors a one-time grant of 20% of the Newly Issued Series B.

●	Beginning on the Exchange Date, for a nine month period, if the Company fails to meet any of 11 targets, it must issue any affected investors a one-time grant of 20% of the newly issued Series B. These targets include the failure to timely file a Form 10-Q within 15 days after its due date, failure to post XBRL on its website, suspension of trading, delays in delivering common stock upon conversion of Series B or exercise of warrants and any delay in removing restrictive legends.

The issuance of the Series C-1 shares and the Series B Warrants is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The institutional investors previously invested in securities of the Company, the Australian investor has entered into a non-binding term sheet with respect to the Proposed Merger, the Company did not engage in general solicitation or advertising with regard to the issuance and sale of the securities and has not offered securities to the public in connection with such issuance and sale. Each investor represented that it is an accredited investor and purchased the securities for investment and not with a view to distribution.

In connection with the October Financing, the Officers have both notified the Company that in the event the Company is: i) unable to effectuate the Second Closing of this financing, or ii) unable to consummate the Proposed Merger, they intend to terminate their employment and resign as officers and directors of the Company.

On October 4, 2017, the Company filed the Certificate of Designation with the Nevada Secretary of State. The Certificate of Designation authorized the Company to issue the shares of Series C-1.

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

Overview

During the past year, we have worked with certain investors to eliminate our debt and raise capital. While we need to raise additional capital, our goal is to re-enter the Digital Assets business once we are able to raise the necessary capital. We cannot assure you we will be successful in raising the capital or assuming we can, be able to develop a successful business. Assuming we file the 10-Q and close the C-1 financing, our goal is to close the proposed merger with the Australian Digital Asset company.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table reflects our operating results for the three months ended June 30, 2017 and 2016:

	For the three months ended
	June 30,
	2017	2016
Revenues
E-commerce	$358	$2,242
Transaction verification services	-	119,220
Hosting	-	20,205
Total revenues	358	141,667
Power and mining expenses	-	(114,837)
Gross profit	358	26,830

Operating expenses (income):
Marketing	80	1,872
General and administrative	215,022	376,399
Impairment loss on fixed assets	-	240,853
Fair value adjustments for digital currencies	-	(4,868)
Total operating expenses	215,102	614,256

Net loss from operations	(214,744)	(587,426)

Other (expenses) income:
Fair value adjustments for warrant liabilities	1,485,813	(9,719,017)
Fair value adjustments for convertible notes	-	(371,670)
Fair value adjustments for derivative liability shortfall of shares	-	(14,479,363)
Interest expenses	-	(2,639)
Loss on issuance of convertible preferred C stock	(2,809,497)	-
Loss on issuance of Units	-	(250,000)
Gain (loss) on extinguishment of debt	(6,870)	(2,512,473)
Gain on settlement of derivative liability	2,136,971	-
Liquidated damages	-	(188,500)
Other expenses	-	(32,488)
Total other income (expenses)	806,417	(27,556,150)

Net income (loss)	$591,673	$(28,143,576)

Revenues

Revenues for the three months ended June 30, 2017 and 2016 were approximately $400 and $142,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services. The decrease of approximately $141,000 in our revenues is mainly a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016.

Power and Mining Expenses

Power and mining expenses for the three months ended June 30, 2017 and 2016 were approximately $0 and $115,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 were approximately $215,000 and $614,000, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in impairment loss on fixed asset. We impaired all fixed assets and recorded an approximately $241,000 impairment charge during the three months ended June 30, 2016. General and administrative expense also decreases and is primarily due to a $84,000 decrease in depreciation expense after impairment loss on fixed assets in June 2016. The decrease is also a result of the fact that we used less services.

Other Income (Expenses)

Other income for the three months ended June 30, 2017 was approximately $0.8 million and other expenses for the three months ended June 30, 2016 was approximately $27.6 million. The decrease in other expenses over the prior year primarily relates to gain on settlement of derivative liability of $2.1 million, decreases in fair value adjustments for derivative liability shortfall of shares of $14.5 million, fair value adjustments for warrant liabilities of $11.2 million, fair value adjustments for convertible notes of $0.4 million and loss on extinguishment of debt of $2.5 million, and is offset by the increase in loss on issuance of Preferred C of $2.8 million, all of which are non-cash expenses.

Net Income (Loss)

Net income for the three months ended June 30, 2017 was approximately $0.6 million and net loss for the three months ended June 30, 2016 was $28.1 million. The decrease in net loss for the three months ended June 30, 2017 resulted primarily from decreases in fair value adjustments for derivative liability shortfall of shares of $14.5 million, fair value adjustments for warrant liabilities of $11.2 million, fair value adjustments for convertible notes of $0.4 million and loss on extinguishment of debt of $2.5 million, and is offset by the increase in loss on issuance of Preferred C of $2.8 million.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table reflects our operating results for the six months ended June 30, 2017 and 2016:

	For the six months ended
	June 30,
	2017	2016
Revenues
E-commerce	$3,539	$2,242
Transaction verification services	-	310,623
Hosting	-	27,945
Total revenues	3,539	340,810
Power and mining expenses	-	(228,819)
Gross profit	3,539	111,991

Operating expenses (income):
Marketing	140	9,447
General and administrative	394,408	776,201
Impairment loss on fixed assets	-	240,853
Fair value adjustments for digital currencies	-	(9,153)
Total operating expenses	394,548	1,017,348

Net loss from operations	(391,009)	(905,357)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(31,687,073)	(9,221,784)
Fair value adjustments for convertible notes	(16,849,071)	(336,660)
Fair value adjustments for derivative liability shortfall of shares	-	(14,479,363)
Interest expenses	-	(6,180)
Loss on issuance of convertible preferred C stock	(2,809,497)	-
Loss on issuance of Units	-	(250,000)
Gain (loss) on extinguishment of debt	15,866,197	(2,512,473)
Gain on settlement of derivative liability	2,136,971	-
Loss from lease termination	(177,389)	-
Liquidated damages	(693,000)	(188,500)
Other expenses	-	(32,600)
Total other expenses	(34,212,862)	(29,277,560)

Net loss	$(34,603,871)	$(30,182,917)

Revenues

Revenues for the six months ended June 30, 2017 and 2016 were approximately $3,500 and $341,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services. The decrease of approximately $340,000 in our revenues is mainly a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016.

Power and Mining Expenses

Power and mining expenses for the six months ended June 30, 2017 and 2016 were approximately $0 and $229,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 and 2016 were approximately $0.4 million and $1.0 million, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in impairment loss on fixed asset. We impaired all fixed assets and recorded an approximately $241,000 impairment charge during the six months ended June 30, 2016. General and administrative expense also decreases and is primarily due to a $177,000 decrease in depreciation expense after impairment loss on fixed assets in June 2016. The decrease is also a result of the fact that we used less services.

Other Expenses

Other expense for the six months ended June 30, 2017 and 2016 was approximately $34.2 million and $29.3 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $22.5 million, fair value adjustments for convertible notes of $16.5 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $18.4 million, and decrease in fair value adjustments for derivative liability shortfall of shares of $14.5 million, all of which are non-cash expenses.

Net Loss

Net loss for the six months ended June 30, 2017 and 2016 was approximately $34.6 million and $30.2 million, respectively. The decrease in net loss for the six months ended June 30, 2017 resulted primarily from increases in fair value adjustments for warrant liabilities of $22.5 million, fair value adjustments for convertible notes of $16.5 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $18.4 million, and decrease in fair value adjustments for derivative liability shortfall of shares of $14.5 million.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $1.0 million for the six months ended June 30, 2017. Net cash used in operating activities for the six months ended June 30, 2017 was primarily driven by a $34.6 million net loss and gain on extinguishment of debt of $15.9 million, offset by $31.7 million of fair value adjustment for warrant liabilities, $16.8 million of fair value adjustment for convertible notes and $2.8 million of loss on issuance of Preferred C.

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

Net Cash from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $1,500 for purchase of property and equipment.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2016 was approximately $337,000 and primarily due to a refund of lease deposit of $301,000.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $871,000 for the six months ended June 30, 2017. On May 25, 2017, we received a net $925,114 from four institutional investors in exchange for the issuance of a new class of Series C Convertible Preferred Stock and three types of warrants. We also paid a note holder $54,000 to settle the 2% Promissory Note issued on January 19, 2015.

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

Liquidity

On June 30, 2017, we had current assets of approximately $45,000 and current liabilities of approximately $5.5 million, rendering a deficit of working capital of approximately $5.5 million, which includes $5.2 million for the non-cash fair value of derivative liabilities. On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of 79,368 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants. The total gross proceeds raised was $1 million, with net proceeds of $925,114, after deducting the offering expenses.

As described in Note 9 – Subsequent Events, we closed on $100,000 in the October Financing which enabled us to pay for consultants and our auditors to file this Report and the escrow agent is presently holding $750,000 pending the filing of this Report. Upon the filing by October 24th (or an extended date, if any), we will receive the $750,000 and not have an obligation to return the $250,000 in bitcoin (59.38 bitcoins).

As of the date of this Report, we have approximately $5,200 in available cash, and 58.36 bitcoins (assuming timely filing and elimination of the obligation to return the bitcoin). We then will have sufficient resources to pay the costs associated with the proposed merger and pay our management accrued and future compensation through the anticipated closing date of late 2017.

If we fail to close the proposed merger prior to the end of 2017, we will not have sufficient capital to meet our expenses over the 12 months from then date of this Report. We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer term business plan. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

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

Further information on our risk factors is contained in our filings with the SEC, including our Form S-1, as it may be amended. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 1A Risk Factors

Not applicable to smaller reporting companies.

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
October 24, 2017
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-K	3/31/11	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	8-K	3/25/13	3.1
3.1(b)	Amendment No. 2 to Articles of Incorporation	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment filed February 13, 2017	8-K	2/16/17	3.1
3.1(d)	Certificate of Designation-Series C	8-K	5/26/17	10.1
3.1(e)	Certificate of Designation-Series C-1	8-K	10/10/17	3.1
3.2	Bylaws	S-1	5/29/08	3.2
10.1	Form of Series A Warrant	8-K	5/26/17	10.2
10.2	Form of Additional Warrant	8-K	5/26/17	10.3
10.3	Form of Bonus Warrant	8-K	5/26/17	10.4
10.4	Form of Registration Rights Agreement dated May 23, 2017	8-K	5/26/17	10.5
10.5	Form of Securities Purchase Agreement dated May 23, 2017	8-K	5/26/17	10.6
10.6	Employment Agreement – Charles Allen*	10-K	6/23/17	10.8
10.7	Employment Agreement - Michael Handerhan*	10-K	6/23/17	10.9
10.8	Form of Series B Warrant	8-K	10/10/17	10.1
10.9	Form of Series C-1 Securities Purchase Agreement	8-K	10/10/17	10.2
10.10	Form of Side Letter	8-K	10/10/17	10.3
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

