Form 10-Q
period 2017-09-30
BTCS Inc.
filed 2017-11-07
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2017, there were 245,714,073 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Current assets:
Cash	$5,943	$95,068
Digital currencies	2	199
Prepaid expense	20,378	-
Total current assets	26,323	95,267

Other assets:
Property and equipment, net	1,359	-
Websites	-	919
Deposits	1,885	1,885
Total other assets	3,244	2,804

Total Assets	$29,567	$98,071

Liabilities and Stockholders’ Deficit:
Accounts payable and accrued expenses	$491,960	$770,497
Short term loan	-	45,000
Convertible notes	-	3,283,034
Derivative liabilities	4,341,334	23,231,938
Derivative liabilities for shortfall of shares	-	14,915,419
Liquidated Damages Liabilities	-	3,102,750
Total current liabilities	4,833,294	45,348,638

Stockholders’ deficit:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred: 778,317 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively Liquidation preference 0.001 per share	777	-
Series C Convertible Preferred: 79,368 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively Liquidation preference 0.001 per share	79	-
Common stock, 975,000,000 shares authorized at 0.001 par value, 187,025,438 and 16,095,929 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	187,026	16,097
Treasury stock, at cost, 616,667 and 216,667 shares at September 30, 2017 and December 31, 2016, respectively	(617)	(217)
Additional paid in capital	109,624,828	23,785,756
Accumulated deficit	(114,615,820)	(69,052,203)
Total stockholders’ deficit	(4,803,727)	(45,250,567)

Total Liabilities and stockholders’ deficit	$29,567	$98,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
E-commerce	$941	$96	$4,480	$2,338
Transaction verification services	-	15,553	-	326,176
Hosting	-	-	-	27,945
Total revenues	941	15,649	4,480	356,459
Power and mining expenses	-	(35,050)	-	(263,869)
Gross profit	941	(19,401)	4,480	92,590

Operating expenses (income):
Marketing	3,617	1,045	3,757	10,492
General and administrative	211,464	192,900	605,872	969,101
Impairment loss on fixed assets	-	-	-	240,853
Fair value adjustments for digital currencies	(2,671)	488	(2,671)	(8,665)
Total operating expenses	212,410	194,433	606,958	1,211,781

Net loss from operations	(211,469)	(213,834)	(602,478)	(1,119,191)

Other (expenses) income:
Impairment loss related to investment	-	-	-	(2,250,000)
Fair value adjustments for warrant liabilities	(8,651,295)	1,038,588	(40,338,368)	(8,183,196)
Fair value adjustments for convertible notes	-	(2,909,236)	(16,849,071)	(3,245,896)
Fair value adjustments for derivative liability shortfall of shares	-	7,078,042	-	(7,401,321)
Interest expenses	-	(604)	-	(6,784)
Loss on issuance of convertible preferred C stock	-	-	(2,809,497)	-
Loss on issuance of Units	-	-	-	(250,000)
Gain (loss) on extinguishment of debt	-	(346,865)	15,866,197	(2,859,338)
Loss on settlement of derivative liability	(2,136,971)	-	-	-
Loss from lease termination	-	-	(177,389)	-
Liquidated damages	-	(1,433,250)	(693,000)	(1,621,750)
Other income (expenses)	39,989	24,100	39,989	(8,500)
Total other (expenses) income	(10,748,277)	3,450,775	(44,961,139)	(25,826,785)

Net (loss) income	$(10,959,746)	$3,236,941	$(45,563,617)	$(26,945,976)

Net loss (income) per share, basic and diluted
Basic	$(0.09)	$0.23	$(0.64)	$(4.01)
Diluted	$(0.09)	$0.01	$(0.64)	$(4.01)

Weighted average number of shares outstanding, basic and diluted
Basic	126,622,659	14,287,998	71,233,096	6,721,632
Diluted	126,622,659	275,282,579	71,233,096	6,721,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2017	2016
Net Cash flows used from operating activities:
Net loss	$(45,563,617)	$(26,945,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,044	181,134
Issuance of common stock for services	10,000	-
Change in fair value of digital currencies	(2,671)	(8,665)
Fair value adjustments for warrant liabilities	40,338,368	8,183,196
Fair value adjustments for convertible notes	16,849,071	3,245,896
Fair value adjustments for derivative liability shortfall of shares	-	7,401,321
Gain on extinguishment of debt	(15,866,197)	-
Loss from lease termination	177,389	-
Impairment loss related to investment	-	2,250,000
Impairment loss on fixed assets	-	240,853
Loss on sale of fixed assets	-	11,002
Loss on extinguishment of debt	-	2,859,338
Loss on issuance of Preferred C	2,809,497	-
Liquidated damages	693,000	1,621,750
Changes in operating assets and liabilities:
Digital currencies	2,868	25,501
Prepaid expenses and other current assets	(20,378)	(394)
Accounts payable and accrued expenses	(387,129)	260,499
Net cash used in operating activities	(958,755)	(674,545)

Net cash used in investing activities:
Purchase of property and equipment	(1,484)	(19,238)
Sale of property and equipment, net	-	57,335
Refund of lease deposit	-	310,889
Net cash (used in) provided by investing activities	(1,484)	348,986

Net cash provided by financing activities:
Net proceeds from exercise of warrant	-	91,766
Net proceeds from May fund raising	925,114	-
Proceeds from issuance of convertible notes, net	-	100,000
Payment to settle the investor loan	(54,000)
Change in overdraft	-	9,258
Net cash provided by financing activities	871,114	201,024

Net decrease in cash	(89,125)	(124,535)
Cash, beginning of period	95,068	124,535
Cash, end of period	$5,943	$-

Supplemental disclosure of non-cash financing and investing activities:
Cashless warrant exercise	$11,638,566	$212,230
Fractional shares adjusted for reverse split	$4	$-
FN Anti-Dilution Issuance of common stock	$14,517	$-
Conversion of Series B Preferred Stock	$76,525	$-
Management Redemption	$400	$5,409,571
Conversion of convertible notes to common stock	$-	$-
Settlement of notes and warrants	$90,168,290	$-
Preferred converted to Common Stock	$(383)	$-
Preferred issued for conversion of notes	$1,160	$-
Debt settlement from sale of fixed assets	$-	$22,200
Reclassification between convertible notes and derivative liabilities	$-	$92,601

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2016.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations since inception using proceeds received from capital contributions made by its officers and proceeds in financing transactions. On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of 79,368 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of common stock. The Series C is convertible at $0.07 per share or approximately $0.063 per share after giving effect to the additional $1,111,111. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company agreed to file a registration statement, now pending, which covers the common stock issuable upon exercise of the registrable securities described below. The registration statement covers 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants. 15,873,600 Series A Warrants exercisable at $0.085 per share over a five-year period; 15,714,288 Additional Warrants exercisable at $0.085 per share over a period which is the earlier of (i) one-year after the effective date of a registration statement covering the warrant shares, or (ii) three years from the date of issuance. The Additional Warrants are callable by the Company for nominal consideration if the common stock trades above $0.17 per share and the daily volume is more than $50,000 for at least 20 trading days; 15,714,288 Bonus Warrants exercisable at $0.17 per share, over a three-year period. The Bonus Warrants are also callable for nominal consideration but the threshold price is more than $0.30 per share. The total gross proceeds raised were $1 million, with net proceeds of $925,114, after deducting the offering expenses. All of these securities, excluding the Bonus Warrants, are subject to price protection.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Notwithstanding, the Company has limited revenues, limited capital resources and is subject to all of the risks and uncertainties that are typical of an early stage enterprise. Significant uncertainties include, among others, whether the Company will be able to raise the capital it needs to finance its longer-term operations and whether such operations, if launched, will enable the Company to sustain operations as a profitable enterprise.

The Company used approximately $1.0 million of cash in its operating activities for the nine months ended September 30, 2017. The Company incurred $45.6 million net loss for the nine months ended September 30, 2017. The Company had cash of approximately $6,000 and a working capital deficiency of approximately $4.8 million at September 30, 2017, which includes $4.3 million for the fair value of derivative liabilities. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer-term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional debt or equity financing, however there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. See Note 9 – Subsequent Events.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of September 30, 2017, and December 31, 2016, the Company had approximately $6,000 and $95,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815, as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The Company used a Monte Carlo model to separately value the Warrants issued in connection with the convertible notes and preferred shares in order to take into account the possibility of an adjustment to the exercise price associated with new rounds of financing in the future.

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2017 and 2016 because their effect was anti-dilutive:

	As of September 30,
	2017	2016
Warrants to purchase common stock	52,669,694	268,788,732
Convertible notes	-	45,817,156
Favored Nations	-	108,747,774
Series B preferred stock	155,663,400	-
Series C preferred stock	15,873,600	-
Total	224,206,694	423,353,662

Recent Accounting Pronouncements

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2017 and December 31, 2016:

	Fair value measured at September 30, 2017
	Total carrying value at September 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Digital Currencies	$2	$2	-	-

Liabilities
Derivative liabilities	$4,341,334	-	-	$4,341,334

	Fair value measured at December 31, 2016
	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Digital Currencies	$199	$199	-	-

Liabilities
Derivative liabilities	$23,231,938	-	-	$23,231,938
Derivative liabilities for shortfall of shares	14,915,419	-	-	14,915,419
Convertible notes inclusive of derivative liabilities	3,283,034	-	-	3,283,034

There were no transfers between Level 1, 2 or 3 during the three months ended September 30, 2017.

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

Changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2017:

Derivative liabilities balance - January 1, 2017	$23,231,938
Conversion of warrant liabilities	(51,325,017)
Fair value adjustments for warrant liabilities	40,338,368
Cashless warrant exercise	(11,638,566)
Loss on issuance of Preferred C	2,809,497
Net proceeds from May fund raising	925,114
Derivative liabilities balance - September 30, 2017	$4,341,334

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative liabilities for shortfall of shares balance - January 1, 2017	$14,915,419
Conversion of shortfall shares liabilities	(14,915,419)
Derivative liabilities for shortfall of shares balance - September 30, 2017	$-

Convertible notes at fair value - January 1, 2017	$3,283,034
Conversion of convertible notes	(20,132,105)
Change in fair value of convertible notes (including OID discount)	16,849,071
Convertible notes at fair value - September 30, 2017	$-

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2017 is as follows:

Warrant Liabilities

Date of valuation	March 2, 2017	May 24, 2017	September 30, 2017
Strike Price	0.025 - 18.000	0.085	0.025 - 18.000
Volatility	186.7% - 208.3%	210.10% - 254.70%	207.65% - 295.61%
Risk-free interest rate	1.25% - 1.83%	1.24% - 1.79%	1.34% - 1.87%
Contractual life (in years)	1.79 to 3.79	1.52 to 5.00	1.17 to 4.65
Dividend yield (per share)	0	0	0

Convertible Notes at Fair Value

Date of valuation	March 2, 2017
Strike Price	0.32
Volatility	267.8%
Risk-free interest rate	0.68%
Dividend yield (per share)	0

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of Series C. See Note 3- Liquidity, Financial Condition and Management’s Plans.

Between March 15, 2017 and September 30, 2017, the Company issued 78,924,600 shares of Common Stock for the cashless exercise of 107,697,258 warrants.

Between March 28, 2017 and September 30, 2017, the Company issued 76,524,800 shares of Common Stock upon the conversion of 382,624 shares of Series B Convertible Preferred stock.

Note 9 - Subsequent Events

Between October 1, 2017 and November 2, 2017, the Company issued 2,331,302 shares of Common Stock for the cashless exercise of 2,844,446 warrants.

Between October 1, 2017 and November 6, 2017, the Company issued 56,974,000 shares of Common Stock upon the conversion of 284,870 shares of Series B Convertible Preferred stock.

On October 4, 2017, the Company filed the Certificate of Designation with the Nevada Secretary of State. The Certificate of Designation authorized the Company to issue the shares of Series C-1.

On October 10, 2017, the Company entered into a Securities Purchase Agreement with four investors who committed $750,000 in cash and $250,000 in bitcoin in exchange for a new class of Series C-1 Convertible Preferred Stock (the “Series C-1”) and Series B Warrants exercisable at $0.135 per share (the “October Financing”). The Series C-1 is initially convertible into shares of the Company’s common stock at an effective price $0.085 per share. Both the Series C-1 and Series B Warrants are subject to adjustment in the event of future sales of the Company’s equity securities or common stock equivalents at a lower price, subject to elimination of the price protection on the Exchange Date (which is defined and described below).

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

At the closing of the October Financing, the institutional investors agreed to release $100,000 from escrow in order to permit the Company to pay its auditors and other expenses (the “First Closing”). Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer and Michal Handerhan our Chief Operating Officer (collectively the “Officers”) did not receive any proceeds from the First Closing towards owed out of pocket expenses of approximately $13,000 and accrued and unpaid salaries of approximately $110,000 associated with the Company’s failure to make payroll since July 1, 2017. If the Company did not file its quarterly report for the period ending June 30, 2017 (the “10-Q”) by October 24th, the remaining $650,000 of cash (which is being held in escrow) and $250,000 of bitcoin (held by the Company) (collectively the “Remaining Funds”) will be returned to the investors; however, one institutional investor has the power to extend this two-week period if it determines the Company is making progress with regard to the 10-Q filing. If the Company files the 10-Q prior to October 24th (as extended) then the escrow agent will release the Remaining Funds to the Company and the Company will have no obligation to return any funds (the “Second Closing”). The Company subsequently received another $100,000 from an institutional investor which was held in escrow until the filing of the 10-Q.

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

The Company and the investors also entered into a letter agreement (the “Side Letter”) which provided for various waivers of certain investor protection provisions within the May Financing and the October Financing in order to permit the Proposed Merger to occur. The following are the key elements of the Side Letter:

●	The investors agreed to eliminate various investor protective provisions from the May Financing. However, the representations and warranties and indemnification provisions in the May Financing Securities Purchase Agreement (the “May SPA”), limitations on the issuance of preferred stock (except in connection with the Proposed Merger) and variable rate financings remain, and the investors’ right of first refusal will expire nine months following the closing of the Proposed Merger.

●	91 Days following the closing of the Proposed Merger (the “Exchange Date”), the Series C and Series C-1 shall each be exchanged for Series B Convertible Preferred Stock (the “Newly Issued Series B”) identical to that issued in March 2017. The Series B is similar to the outstanding common stock, except for its containing a standard 4.99% beneficial ownership blocker.

●	On the Exchange Date, the provision of the May SPA blocking the issuance of preferred stock and precluding the Company from engaging in variable rate transactions expires.

●	All of the provisions of the October Financing Securities Purchase Agreement expire except for the representations and warranties and indemnification provisions.

●	On the Exchange Date, all anti-dilution and price protections for the investors in the May and October Financings expire.

●	Until the Exchange Date, the Company must maintain a 300% share reserve for the common stock issuable under all outstanding Newly Issued Series B, Series C and Series C-1 Preferred Stock or if it fails to do so it must on the Exchange Date issue the affected investors a one-time grant of 20% of the Newly Issued Series B.

●	Beginning on the Exchange Date, for a nine-month period, if the Company fails to meet any of 11 targets, it must issue any affected investors a one-time grant of 20% of the newly issued Series B. These targets include the failure to timely file a Form 10-Q within 15 days after its due date, failure to post XBRL on its website, suspension of trading, delays in delivering common stock upon conversion of Series B or exercise of warrants and any delay in removing restrictive legends.

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

In connection with the October Financing, the Officers have both notified the Company that in the event the Company is unable to consummate the Proposed Merger, they intend to terminate their employment and resign as officers and directors of the Company.

On October 24, 2017, upon filing its Form 10-Q for the six months ended June 30, 2017, the $650,000 in cash held in escrow was released to the Company and the Escrow Agent delivered the balance of the Series C-1 shares and Series B Warrants to the four investors who initially invested in the October Financing. In connection with the escrow release, the Company’s obligation to return $250,000 in bitcoin was extinguished. The Company received an additional investment of $100,000 in the October Financing from a new investor who acquired shares of Series C-1 and Series B Warrants, such that a total of $750,000 in cash held in escrow was released to the Company.

BTCS Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to a letter agreement entered into by Company and the investors (the “Side Letter”), which provided for various waivers of certain investor protection provisions within the May Financing and the October Financing in order to permit the Proposed Merger to occur, the Series C and Series C-1 shall each be exchanged for Series B Convertible Preferred Stock 91 Days following the closing of the Proposed Merger (the “Exchange Date”). The Series B is similar to the outstanding common stock, except for its containing a standard 4.99% beneficial ownership blocker. All of the provisions of the October Financing Securities Purchase Agreement expire except for the representations and warranties and indemnification provisions.

The following table details the total number of shares of the Company’s common stock potentially issuable as a result of the October Financing.

Common Stock Underlying:	First Closing of $100,000	Second Closing of $1,000,000	Additional investment of up to $400,000
Series C-1	1,176,600	11,765,280	4,705,920
Series B Warrants	1,176,600	11,765,820	4,705,920
Total	2,353,200	23,530,560	9,411,840

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form S-1 filed with the Securities and Exchange Commission (“SEC”) on August 10, 2017, as it may be amended.

Overview

During the past year, we have eliminated our debt and raised capital. While we need to raise additional capital, our goal is to re-enter the Digital Assets business once we are able to raise the necessary capital. We cannot assure you we will be successful in raising the capital or assuming we can, be able to develop a successful business. Our current goal is to close the previously announced Proposed Merger with the Australian Digital Asset company.

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

Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through: open market purchases, participating in initial coin offerings. Additionally, the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of revenue and capital raises. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s recent equity offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

Company Capitalization

The following table details the Company’s capitalization as of November 6, 2017.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	245,714,073
Series B Preferred Stock (493,447 shares at a 1:200 conversion ratio)	98,689,400
Series C Preferred Stock (79,368 shares at a 1:200 conversion ratio)	15,873,600
Series C-1 Preferred Stock (64,710 shares at a 1:200 conversion ratio)	12,942,000
Warrants to Purchase Common Stock	62,767,248
Total Shares Fully Diluted	435,986,321

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table reflects our operating results for the three months ended September 30, 2017 and 2016:

	For the three months ended September 30,
	2017	2016
Revenues
E-commerce	$941	$96
Transaction verification services	-	15,553
Hosting	-	-
Total revenues	941	15,649
Power and mining expenses	-	(35,050)
Gross profit	941	(19,401)

Operating expenses (income):
Marketing	3,617	1,045
General and administrative	211,464	192,900
Fair value adjustments for digital currencies	(2,671)	488
Total operating expenses	212,410	194,433

Net loss from operations	(211,469)	(213,834)

Other (expenses) income:
Fair value adjustments for warrant liabilities	(8,651,295)	1,038,588
Fair value adjustments for convertible notes	-	(2,909,236)
Fair value adjustments for derivative liability shortfall of shares	-	7,078,042
Interest expenses	-	(604)
Gain (loss) on extinguishment of debt	-	(346,865)
Loss on settlement of derivative liability	(2,136,971)	-
Liquidated damages	-	(1,433,250)
Other income	39,989	24,100
Total other (expenses) income	(10,748,277)	3,450,775

Net (loss) income	$(10,959,746)	$3,236,941

Revenues

Revenues for the three months ended September 30, 2017 and 2016 were approximately $1,000 and $16,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services. As a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016, we anticipated and incurred a substantial decline in our revenue beginning in the third quarter 2016.

Power and Mining Expenses

Power and mining expenses for the three months ended September 30, 2017 and 2016 were approximately $0 and $35,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off-peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 and 2016 were approximately $212,000 and $194,000, respectively. The increase of $18,000 in operating expenses over the prior year mostly relates to increases of $41,000 in business services expenses, and is partially offset by the decrease of $27,000 in professional fees.

Other (Expenses) Income

Other (expenses) income for the three months ended September 30, 2017 and 2016 was approximately $(10.7) million and $3.5 million, respectively. The decrease in other income over the prior year primarily relates to decrease in fair value adjustments for warrant liabilities of $9.7 million, decrease in fair value adjustments for derivative liability shortfall of shares of $7.1 million and loss on settlement of derivative liability of $2.1 million, and is offset by decrease in fair value adjustments for convertible notes of $2.9 million and decrease in liquidated damages of $1.4 million, all of which are non-cash expenses.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2017 and 2016 was approximately $(11.0) million and $3.2 million, respectively. The decrease in other income over the prior year primarily relates to decrease in fair value adjustments for warrant liabilities of $9.7 million, decrease in fair value adjustments for derivative liability shortfall of shares of $7.1 million and loss on settlement of derivative liability of $2.1 million, and is offset by decrease in fair value adjustments for convertible notes of $2.9 million and decrease in liquidated damages of $1.4 million.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table reflects our operating results for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
Revenues
E-commerce	$4,480	$2,338
Transaction verification services	-	326,176
Hosting	-	27,945
Total revenues	4,480	356,459
Power and mining expenses	-	(263,869)
Gross profit	4,480	92,590

Operating expenses (income):
Marketing	3,757	10,492
General and administrative	605,872	969,101
Impairment loss on fixed assets	-	240,853
Fair value adjustments for digital currencies	(2,671)	(8,665)
Total operating expenses	606,958	1,211,781

Net loss from operations	(602,478)	(1,119,191)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(40,338,368)	(8,183,196)
Fair value adjustments for convertible notes	(16,849,071)	(3,245,896)
Fair value adjustments for derivative liability shortfall of shares	-	(7,401,321)
Interest expenses	-	(6,784)
Loss on issuance of convertible preferred C stock	(2,809,497)	-
Loss on issuance of Units	-	(250,000)
Gain (loss) on extinguishment of debt	15,866,197	(2,859,338)
Loss from lease termination	(177,389)	-
Liquidated damages	(693,000)	(1,621,750)
Other income (expenses)	39,989	(8,500)
Total other expenses	(44,961,139)	(25,826,785)

Net loss	$(45,563,617)	$(26,945,976)

Revenues

Revenues for the nine months ended September 30, 2017 and 2016 were approximately $4,000 and $356,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services. The decrease of approximately $352,000 in our revenues is mainly a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016.

Power and Mining Expenses

Power and mining expenses for the nine months ended September 30, 2017 and 2016 were approximately $0 and $264,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off-peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 and 2016 were approximately $0.6 million and $1.2 million, respectively. The decrease in operating expenses over the prior year mostly relates to decreases in impairment loss on fixed asset. We impaired all fixed assets and recorded an approximately $241,000 impairment charge during the nine months ended September 30, 2016. General and administrative expense also decreases and is primarily due to a $177,000 decrease in depreciation expense after impairment loss on fixed assets in September 2016. The decrease is also a result of the fact that we used less services.

Other Expenses

Other expense for the nine months ended September 30, 2017 and 2016 was approximately $45.0 million and $25.8 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $32.2 million, fair value adjustments for convertible notes of $13.6 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $18.7 million, and decrease in fair value adjustments for derivative liability shortfall of shares of $7.4 million, all of which are non-cash expenses.

Net Loss

Net loss for the nine months ended September 30, 2017 and 2016 was approximately $45.6 million and $26.9 million, respectively. The increase in net loss for the nine months ended September 30, 2017 primarily relates to increases in fair value adjustments for warrant liabilities of $32.2 million, fair value adjustments for convertible notes of $13.6 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $18.7 million, and decrease in fair value adjustments for derivative liability shortfall of shares of $7.4 million.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $1.0 million for the nine months ended September 30, 2017. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily driven by a $45.6 million net loss and gain on extinguishment of debt of $15.9 million, offset by $40.3 million of fair value adjustment for warrant liabilities, $16.8 million of fair value adjustment for convertible notes and $2.8 million of loss on issuance of Preferred C.

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

Net Cash from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $1,500 for purchase of property and equipment.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2016 was approximately $349,000 and primarily due to a refund of lease deposit of $311,000.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $871,000 for the nine months ended September 30, 2017. On May 25, 2017, we received a net $925,114 from four institutional investors in exchange for the issuance of a new class of Series C Convertible Preferred Stock and three types of warrants. We also paid a note holder $54,000 to settle the 2% Promissory Note issued on January 19, 2015.

Net cash provided by financing activities was approximately $2.8 million for the nine months ended September 30, 2016. On January 19, 2015, we received aggregate proceeds of approximately $433,000 in a private placement. On April 20, 2015, we received additional aggregate proceeds of approximately $2.3 million in a private placement.

Liquidity

On September 30, 2017, we had current assets of approximately $30,000 and current liabilities of approximately $4.8 million, rendering a deficit of working capital of approximately $4.8 million, which includes $4.3 million for the non-cash fair value of derivative liabilities. As of November 3, 2017, the Company had $284,000 of available cash and 59.38 bitcoins (valued at approximately $432,000 as of November 3, 2017).

On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of 79,368 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants.

In October 2017, the Company raised $1.1 million (including 59.38 bitcoins valued at $250,000 at the time of investment) from the sale of shares of Series C-1 preferred stock and Series B warrants to four investors.

If we fail to close the Proposed Merger prior to the end of 2017, we will not have sufficient capital to meet our expenses over the 12 months from the date of this Report. We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

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

Off Balance Sheet Transactions

We are not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and the Proposed Merger. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our ability to raise capital on favorable terms and unanticipated issues with respect to consummating our Proposed Merger.

Further information on our risk factors is contained in our filings with the SEC, including our Form S-1 filed on August 10, 2017, as it may be amended. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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
November 7, 2017
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

