Form 10-K
period 2017-12-31
BTCS Inc.
filed 2018-03-14
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock of $0.15 on June 30, was approximately $12,554,882. As of March 6, 2018, the registrant had 368,219,169 shares of Common Stock outstanding.

BTCS INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain forward-looking statements. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

“Digital Security” — A type of Digital Asset that is offered by a promoter as an investment contract, which is a type of security defined by Section 2(a)(1) of the Securities Act.

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

“SEC” — The US Securities and Exchange Commission.

“Securities Act” — The Securities Act of 1933, as amended.

“SIPC” — The Securities Investor Protection Corporation.

“Transaction Verification Services” — Is equivalent to Mining.

“Warrants” refers to the Series A Warrants, Additional Warrants, Bonus Warrants, and Series B Warrants.

“1940 Act” – The Investment Company Act of 1940, as amended.

INTRODUCTION

We are an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies.

OUR BUSINESS

Subject to additional financing, the Company plans to create a portfolio of Digital Assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire Digital Assets through open market purchases. The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. The Company will carefully review its purchases of Digital Securities to avoid violating the Investment Company Act of 1940 (the “Investment Company”) and seek to reduce potential liabilities under the federal securities laws. See “Risk Factors” at page 17 and “Business” at pages 4-16.

Digital asset blockchains are typically maintained by a network of participants which run servers which secure their blockchain. The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Blockchain Technology and Digital Asset Initiatives

We are also focused on digital assets and blockchain technologies. Subject to additional financing, we plan to continue to evaluate other strategic opportunities in this rapidly evolving sector in an effort to enhance shareholder value.

Transaction Verification Service Business (digital asset mining e.g. bitcoin, Suspended)

We believe that with additional funding we may be able to resume our transaction verification services business (Digital Asset mining e.g. bitcoin) and believe this may provide revenue growth. If we are successful in resuming our transaction verification services business, we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoins. If we resume our mining operations, we do not intend to actively trade the Digital Assets but rather hold them for our own account and sell them for U.S. dollars or other currencies including virtual currencies.

Transaction verification entails running ASIC (application-specific integrated circuit) servers or other specialized servers which solve a set of prescribed complex mathematical calculations in order to add a block to a blockchain and thereby confirm Digital Asset transactions. A party which is successful in adding a block to the blockchain, is awarded a fixed number of Digital Assets for our effort.

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2017 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

Transaction Verification (Digital Asset Mining) & Creation of New Digital Assets

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

As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network automatically adjusts the complexity of the block-solving equation in an effort to set distribution such that newly-created blocks will be added to the Blockchain, on average, approximately every ten minutes. Processing power is added to the Bitcoin Network at irregular rates that have grown rapidly from early 2013 through 2017.

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

The Bitcoin Network protocol already includes transaction fee rules and the mechanics for awarding transaction fees to the miners that solve for blocks in which the fees are recorded; however, users currently may opt not to pay transaction fees (depending on the bitcoin software they use) and miners may choose not to enforce the transaction fee rules since, at present, the bitcoin rewards are far more substantial than transaction fees. On March 6, 2018, transaction fees accounted for approximately 2.06 percent of miners’ total revenue, though the percentage of revenue represented by transaction fees is not static and fluctuates based on the number of transactions for which sending users include transaction fees, the levels of those transaction fees and the number of transactions a miner includes in its solved blocks. Typically, transactions do not have difficulty being recorded if transaction fees are not included. According to a recent Wall Street Journal article, much of the world’s bitcoin mining occurs in China; it is unclear whether the Chinese crackdown on Digital Assets will impact mining activities or whether if it does, what the adverse effects will be.

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average). Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining “pools” have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts. The Company monitors the Blockchain network and, based on the information we collected from our network access, as of March 6, 2018, the largest three mining pools were, BTC.com, AntPool, and ViaBTC, which, when aggregated, represented approximately 53 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior month).

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around June 2020 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of March 6, 2018, based on the information we collected from our network access 16.90 million bitcoins have been mined.

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

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies such as the US Dollar, the Euro or the Chinese Yuan. Bitcoin Exchanges typically report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Although each Bitcoin Exchange has its own market price, it is expected that most Bitcoin Exchanges’ market prices should be relatively consistent with the Bitcoin Exchange Market average since market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins (i.e., exchange shopping). Arbitrage between the prices on various Bitcoin Exchanges is possible, but the imposition of fees and fiat currency deposit/withdrawal policies appears to have, at times, prevented an active arbitrage mechanism among users on some Bitcoin Exchanges. For example, delayed fiat currency withdrawals imposed by Mt. Gox resulted in Mt. Gox trading at a premium of up to 10 to 20 percent for several months through January 2014. In February 2014, Mt. Gox suspended trading, closed its website and exchange service, and filed for a form of bankruptcy protection from creditors called minjisaisei, or civil rehabilitation, to allow courts to seek a buyer. In April 2014, Mt. Gox began liquidation proceedings.

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain. For disclosure on the accounting of Digital Assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 21.

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

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network’s processing power or “hashrate.” Computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network. During May and June 2014, mining pool GHash.io’s hashing power approached 50 percent of the processing power on the Bitcoin Network. During a brief period in early June 2014, the mining pool may have controlled in excess of one-half of the Bitcoin Network’s processing power. Although no malicious activity or abnormal transaction recording was observed, the incident establishes that it is possible that a substantial mining pool may accumulate close to or more than a majority of the processing power on the Bitcoin Network. As of March 6, 2018, no single pool controlled more than twenty percent of the total processing power.

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

Historical Chart of the Price of Bitcoins, 2017-2018

The price of bitcoins is volatile and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since our Transaction Verification Services business records revenue based on the price of earned bitcoins and we may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The following chart illustrates the fluctuating value of the US Dollar exchange rate for bitcoins for the one-year period ending March 6, 2018, as reported by coindesk.com:

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

Alternative Digital Assets

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of March 6, 2018. Over 1,500 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “Digital Assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Asset. The Company is examining and will continue to examine these other Digital Assets including Digital Securities and acquire them, subject to financing, existing market conditions and regulatory compliance.

Government Oversight

The Bitcoin Network is a recent technological innovation and the regulatory schemes to which bitcoin and the Bitcoin Network may be subject have not been fully explored or developed. Recent actions taken by the SEC in its Report that certain Digital Assets may be securities and actions taken by the CFTC including its July 24, 2017 order approving the first derivative clearing organization for digital currency swaps reflects that we may face increased government regulation and oversight. As stated earlier in this prospectus, the SEC’s July 25, 2017 Report, its Chairman’s recent remarks and concerns about the “Wild West” nature of the Digital Assets market and reports that its staff is issuing subpoenas will adversely affect the Company’s future acquisition of Digital Assets by limiting the amount of Digital Securities it may acquire and creating increased compliance and legal costs. In the future before we acquire Digital Assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the Investment Company’s 40% provisions, we will limit the amount of Digital Securities we acquire and establish procedures designed to protect us from rapid fluctuations in value of our Digital Assets portfolio. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Following the issuance of the Report, promoters sought to evade it by callings coins “utility tokens” even where the developer retained material future services that affected the profitability and future value of the coins. The SEC quickly stopped one such initial coin offering, which clearly was intended to send a message.

The Company currently owns two specific types of virtual currencies: bitcoin and ether. In order to avoid being an inadvertent investment company within the meaning of the Investment Company Act of 1940, we actively focus on insuring that our ownership of assets that are not securities will always exceed 60% of our total assets excluding cash. See “Risk Factors” at page 17 and “Business at page 4. Whether our ownership of the above Digital Assets includes securities turns on the definition of a security under the Securities Act and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract. In 1946 the U.S. Supreme Court held that an investment in an orange grove operated and controlled by a third party was an investment contract and therefore a security subject to various provisions of the federal securities laws.

We analyze whether our ownership of the above virtual currencies are securities under the investment contract analysis from the leading case and the lower court cases which have followed it. The test for determining if an asset is an investment contract based upon whether there was: (i) an investment of money, (ii) in a common enterprise, (iii) with the expectation of profits, (iv) primarily through the efforts of others.

Bitcoin

Regardless of how one obtains bitcoin it requires an investment of money (whether it be U.S. dollars, other currency, or virtual currency) or mining. When a holder acquires bitcoin, the holder pays for the bitcoin with some form of currency, thus bitcoin satisfies this prong of the test.

Courts have focused on three distinct types of common enterprise: (i) horizontal commonality; (ii) broad vertical commonality; and (iii) strict vertical commonality. The horizontal commonality test requires a pooling of investors and profit sharing.

The holders of bitcoin do not pool their assets in a common entity or make payments to one common enterprise. Bitcoin is, by its design, decentralized and has no common entity controlling it. Mining, buying, and selling of bitcoin are all decentralized exchanges which do not feature the holders sharing in risks. Similarly, sellers of bitcoin do not share profits or risks with the purchasers and each purchaser keeps his or her own profits. Bitcoin holders who see their holdings as an investment are viewing bitcoin as an appreciating asset not as a common enterprise. Thus, bitcoin does not satisfy the test for horizontal commonality.

With broad vertical commonality, the key the investors’ dependence on the efforts and expertise of the promoter or in the case of virtual currencies based on blockchain, the developer. There is no central promoter or common seller for bitcoin. Further, an individual seller of bitcoin would not constitute a promoter. A court has concluded that when the seller is no longer involved with the business there is no common enterprise. The lack of continuing management by the promoter or developer is similar to the land development cases where the courts have concluded that initial development services do not lead to the conclusion that the sale of a real estate parcel is a security. Thus, bitcoin does not satisfy the test for broad vertical commonality.

Strict vertical commonality differs from broad vertical commonality by requiring that the fortunes of the investors be tied to the efforts of the promoter or third parties; pooling is not an element. Because sellers of bitcoin do not provide further services or share in future price increases, bitcoin does not satisfy the test for strict vertical commonality.

The speculative fever surrounding bitcoin means that buyers of it often expect profits arising from value of the appreciation of bitcoin just as has historically happened with gold and silver. While some holders may acquire bitcoin exclusively for the purpose of transacting sales (similar to a currency), many holders acquire bitcoin in order to sell it at a later date when the value has appreciated or depreciated.

The Supreme Court’s use of “solely” has been interpreted by an appellate court to mean “the efforts made by those other than the investor are the undeniably significant ones, those essential managerial efforts which affect the failure or success of the enterprise.” However, the effort to create profit need not come exclusively from the efforts of others so long as the efforts of others are significant and primary. Bitcoin’s expectation of profits arise not from any efforts of others but from mere hoped for appreciation of value. This is similar to commodities such as gold or diamonds. As such, bitcoin does not satisfy this prong of the Supreme Court’s test.

As a result of failing to meet the prongs of the test for common enterprise and the efforts of others, we believe that bitcoin does not constitute an investment contract and is not a security.

Ether

As mentioned in the SEC’s Report, ether is a virtual currency originally created by the Ethereum Foundation that permits the development by third parties of digitalized contracts on a decentralized blockchain platform called the Ethereum Blockchain. The Report refers to ether as a “virtual currency” which was used to purchase DAO tokens. The Report could have but did not concluded that ether is or may be a security. In the Report the Commission concluded that the DAO tokens under discussion were securities. As a virtual currency like bitcoin, the Company does not believe that ether is a security. Our counsel has advised us that while it is clear that bitcoin is not a security and more likely than not that ether is not a security, there is a risk that the SEC or a court may conclude otherwise. This is a factor that we must consider in evaluating whether we have become or may become an investment company since it will never be practical for us to register under the 1940 Act. However, due to cost considerations our counsel has not completed a full analysis as to whether or not ether is a security. Its view is that when ether was initially developed it may have been an investment contract which is one part of the statutory definition of a security. Nonetheless, while not settled, our counsel believes that while not free from doubt, it appears that ether presently is a virtual currency and not an investment contract or security. Since bitcoin constitutes approximately 70% of our eligible assets and we monitor this valuation on a daily basis, we do not believe it is in our shareholders’ interests or necessary for the protection of investors to get a more definitive opinion on ether.

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

Prior to concluding that digital assets may be securities, the SEC has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi schemes), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. Clarity regarding the treatment of bitcoin was obtained on September 17, 2015, when the CFTC instituted and settled the Coinflip case. The Coinflip order found that the respondents (i) conducted activity related to commodity options transactions without complying with the provisions of the CEA and CFTC regulations, and (ii) operated a facility for the trading of swaps without registering the facility as a SEF or DCM. The Coinflip order was significant as it is the first time the CFTC determined that bitcoin and other virtual currencies are properly defined as commodities under the CEA. Based on this determination, the CFTC applied CEA provisions and CFTC regulations that apply to transactions in commodity options and swaps to the conduct of the bitcoin derivatives trading platform. Also of significance, is that the CFTC appears to have taken the position that bitcoin is not encompassed by the definition of currency under the CEA and CFTC regulations. The CFTC defined bitcoin and other “virtual currencies” as “a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.”

The CFTC affirmed its approach to the regulation of bitcoin and bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a Bitcoin Exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC. In 2017 the CFTC stated that it would consider bitcoin and other virtual currencies as commodities or derivatives depending on the facts of the offering. The CME Group announced that it will permit trading of bitcoin futures on its exchanges as early as December 2017.

On March 25, 2014, the IRS released guidance on the treatment of virtual convertible currencies, such as bitcoin, for U.S. federal income tax purposes. The guidance, the first issued by a U.S. government agency regarding the asset classification of bitcoin, classified bitcoin as “property” that it is not currency for U.S. federal income tax purposes. The guidance clarified that bitcoin could be held as capital assets and that holders of bitcoin were required to track gains and losses relating to their cost basis at acquisition and their amount realized upon sale or other disposition of the bitcoin. The IRS also clarified that bitcoin received as payment (e.g., as wages or, in the case of a miner, as a reward for solving a block) is included in the recipient’s taxable income based on the fair market value of bitcoin when received. The IRS may revisit its treatment of Digital Assets, including seeking enforcement of existing guidance or issuing new guidance, in response to recommendations in a September 2016 report by the U.S. Treasury Inspector General for Tax Administration. The asset classification of bitcoin by the IRS is not controlling on other government agencies for purposes other than those relating to U.S. federal income tax.

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

U.S. state regulators, including the California Department of Financial Institutions, NYSDFS, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar Bitcoin service providers register on a state-level as MTs or MSB. In July 20-17, Delaware amended its General Corporation Law to provide for the creation maintenance of certain required records by blockchain technology and permit its use for electronic transmission of stockholder communications. In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoin or other Digital Assets as a means of payment. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in virtual currencies. In September 2015, the bill was ordered to become an inactive file and as of the date of this registration statement there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year.

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

The Wall Street Journal reported in September 2017 that China has decided to ban Digital Asset Exchanges which has had the immediate effect of reducing the price of bitcoin. Earlier on December 5, 2013, the People’s Bank of China and five Chinese ministries released a notice that restricted Bitcoin activity among its financial and payment institutions while classifying bitcoin as a “virtual commodity” that was legal to own and speculate in. News reports from China indicated that many banking institutions and third-party payment processors in China had received private guidance leading them to close Bitcoin Exchange bank accounts that held Chinese Yuan on behalf of exchange customers. During the second half of 2014, Chinese Bitcoin Exchanges again began to accept deposits of Chinese Yuan through the use of third-party payment providers, and trading activity returned to higher levels. In January 2016, the People’s Bank of China, China’s central bank, disclosed that it has been studying a state-backed electronic monetary system and potentially had plans for its own state-backed electronic money. In January 2017, the People’s Bank of China announced that it had found several violations, including margin financing and a failure to impose anti-money laundering controls, after on-site inspections of two China-based Bitcoin Exchanges. In response to the Chinese regulator’s oversight, the three largest China-based Bitcoin Exchanges, OKCoin, Huobi, and BTC China, started charging trading commission fees to suppress speculative trading and prevent price swings which resulted in a significant drop in volume on these exchanges. On September 4, 2017, reports were published that China may begin prohibiting the practice of using cryptocurrency for capital fundraising. Additional reports have surfaced that China is considering regulating Bitcoin Exchanges by enacting a licensing regime wherein Bitcoin Exchanges may legally operate.

In Russia, state agencies and prosecutors have released guidance or statements that have hampered the growth of bitcoin. In January 2014, anonymous electronic transfers were restricted to de minimis sums; although bitcoin transactions are not truly anonymous, this measure has been taken to apply to the Bitcoin Network. Additionally, a central bank statement warned of the association of bitcoin and money laundering and terrorist activity. In early February, a prosecutor implied that the use of bitcoin and bitcoin themselves were not legal tender and were illegal, although whether this amounted to a ban on bitcoin has been questioned. In April 2016, it was reported that the Russian Finance Ministry was considering proposing regulations that would prohibit the issuance of all Digital Assets or their use in exchange for goods or services in Russia. However, in July 2016, in a significant change in tone, the Russian Ministry of Finance indicated it supports a proposed law that bans bitcoin domestically but allows for its use as a foreign currency. In October 2017, Russia issued several releases indicating they may begin regulating bitcoin and licensing miners and entities engaging in initial coin offerings.

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

While jurisdictions such as Germany and China have taken a preliminary regulatory stance on bitcoin, some countries have declined to apply regulation to bitcoin when afforded the opportunity. In June 2014, the Swiss government elected not to regulate bitcoin use and issued guidance on the further development and future application of laws to bitcoin-related activity in Switzerland. In 2017 Switzerland gave a swiss bank approval to manage assets based on bitcoin and other digital currencies. Among others, Australia, Finland and the Netherlands have joined Canada and Germany among the foreign countries releasing formal or informal tax guidance regarding bitcoin income or operations. On August 24, 2017, Canada issued guidance stating the sale of cryptocurrency may constitute the sale of investment contract in accordance with Canadian law for determining if an investment constitutes a security.

Due in part to its international nature and the nascent stage of regulation, along with the limited experience with bitcoin of, and language barriers between, international journalists, information regarding the regulation of bitcoin in various jurisdictions may be incomplete, inaccurate or unreliable. For example, news of the People’s Bank of China notice release on December 5, 2013 was followed by days of confusion relating to difficulty in interpreting and analyzing the content of the release. In another instance, on July 29, 2013, a bitcoin service business in Thailand announced that, in a meeting with the Bank of Thailand, regulators from the Foreign Exchange Administration and Policy Department had functionally banned bitcoin activity in the country, leading to widespread reporting of a blanket ban. Later reporting, however, questioned whether the Bank of Thailand regulators had the authority, or ever expressed the intention, to ban all bitcoin use in Thailand. Additionally, in the first quarter of 2014, the Bank of Thailand issued a warning to its citizens regarding the risks of bitcoin and stated that it is not a currency. Despite these announcements, bitcoin exchanges continue to operate in Thailand converting bitcoin to and from Thai baht.

In April 2015, the Japanese Cabinet approved proposed legal changes that would reportedly treat bitcoin and other Digital Assets as included in the definition of currency. These regulations would, among other things, require market participants, including exchanges, to meet certain compliance requirements and be subject to oversight by the Financial Services Agency, a Japanese regulator. These changes were approved by the Japanese Diet in May 2016 and became effective in April 2017. In September 2017, Japan began regulating Bitcoin Exchanges and registered several such exchanges to operate within Japan.

In September 2017, the Financial Services Commission in South Korea released a statement that initial coin offerings would be prohibited as a fundraising tool. In January 2018, the South Korean Justice Minister issued remarks about banning bitcoin and other Digital Assets, although the President’s office clarified that no final decision has been made.

In June 2017, India’s government ruled in favor of regulating bitcoin and India’s ministry of Finance is currently developing rules for such regulation.

In February 2018, the Ontario Securities Commission recently approved a Blockchain exchange-traded fund for launch on the Toronto Stock Exchange.

Australia has previously introduced legislation to regulate Bitcoin Exchanges and increase anti-money laundering policies.

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

COMPETITION

Blockchain Technology and Digital Assets Initiatives

Subject to raising additional capital, the Company’s Digital Asset initiatives will compete with other industry participants that focus on investing in and securing the Blockchains of bitcoin and other Digital Assets. Market and financial conditions, and other conditions beyond the Company’s control, may make it more attractive to invest in other entities, or to invest in bitcoin or Digital Assets directly. Companies have raised substantial capital this year seeking to enter the Digital Assets business. Our lack of capital is a competitive disadvantage.

Transaction Verification Service Business (digital asset mining e.g. bitcoin, Suspended)

While our current Transaction Verification Services business is suspended we anticipate that if we resume our operations, which is subject to additional financing, our current and future competition is centered on the following areas:

●	Vertically integrated companies such as Bitfury, Bitmain Technologies, Avalon, and BW which design and build ASIC servers and are engaged in transaction verification services through the use of their own ASIC servers; and

●	Companies that are engaged in transaction verification services which may have lower operating costs than our future operations.

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

ASSETS

The Company’s sole asset (other than its Digital Assets and cash balance) is its human capital specifically Mr. Allen and Mr. Handerhan, who have extensive market knowledge and long-standing business relationships within the industry. Our success depends solely on their continued service. See “Risk Factors” below.

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

We currently have two employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES.

As of the date of this report the Company did not have any owned or leased properties.

Corporate Office Space

Our corporate headquarters was located at 1901 N Moore St, Suite 700 Arlington, VA 22209; this space was being sub-let and was paid for in full through May 31, 2016 and subsequently extended on a month-to-month basis for $500 per month from June 1, 2016 through December 31, 2016. After December 31, 2016 the Company was not party to any lease agreements for corporate office space and its employees have been working virtually. The Company is paying each of Mr. Allen and Mr. Handerhan $1,000 per month to cover out of pocket expenses associated with phone, internet and office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is currently quoted on the OTCQB and has been quoted under the symbol “BTCS”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our Common Stock as reported by OTC Markets LLC, on a split-adjusted basis accounting for our 1-for-60 reverse stock split effected on February 13, 2017, for the periods indicated.

	High	Low
Fiscal 2018
First Quarter (through March 6, 2018)	$0.21	$0.08

Fiscal 2017
First Quarter	$0.32	$0.04
Second Quarter	0.15	0.03
Third Quarter	0.58	0.05
Fourth Quarter	0.26	0.08

Fiscal 2016
First Quarter	$7.92	$5.04
Second Quarter	6.90	0.56
Third Quarter	0.58	0.04
Fourth Quarter	0.37	0.04

HOLDERS

As of March 6, 2018, there were 135 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

As of December 31, 2017, there are no incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards issued pursuant to the 2014 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2017.

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

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2017 are summarized below:

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

Pursuant to the CSC Agreement the Company has agreed to: i) issue CSC 833,333 shares of the Company’s Common Stock (the “Shares”), and ii) pay CSC $200,000 (the “Cash Payment”). The Shares and Cash Payment constitute the total payment to CSC with respect to the termination and release from the CSC Lease. The Company agreed to endorse and deliver to CSC the insurance check it received from Erie Insurance in the amount of $84,278 which will be credited against the Cash Payment. The remaining $115,722 Cash Payment is due in full by March 31, 2018 and is subject to certain payment terms including 10% annual interest, subject to periodic increase, as set forth in the CSC Agreement.

As a result of the Company’s default on the CSC Lease and prior to the CSC Agreement, the Company forfeited its $25,000 security deposit with CSC and returned to CSC the remaining leased Servers in the Company’s possession.

On March 27, 2017, the Company discovered a calculation error (the “Error”) with respect to the number of shares of Series B Convertible Preferred Stock (the “Preferred”) issued to certain investors who both participate in the Company’s April 19, 2015 financing (the “April Investors”) and accepted the securities exchange offer (the “April Offer”). The Error is a result of the Company inadvertently applying the sixty for one reverse split twice in its calculation of the number of Preferred to be both authorized and issued. The Company issued six investors an aggregate of 52,080 Preferred shares in order to fulfill its obligation with respect to the April Offer and correct the Error.

On March 28, 2017, the Company filed a Certificate of Correction to amended the Certificate of Designation of the Preferred originally filed with the Secretary of State of the State of Nevada on March 15, 2017 to increase the number of shares of Preferred by 52,080 to 1,160,941.

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

On May 25, 2017 the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of a new class of Series C Convertible Preferred Stock and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of Common Stock. The Series C is convertible at $0.07 per share or approximately $0.063 per share after giving effect to the additional $111,111, subject to reduction in the event of future sales of equity securities and Common Stock equivalents (with customary exemptions) at a lower price. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company has agreed to file a registration statement covering the Common Stock issuable upon exercise of the registrable securities described below. The registration statement will cover 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants, which warrants are described below:

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

The investors are three institutional investors who were also investors in the Company’s May 2017 Series C financing (the “May Financing”) and the Australian entity which the Company previously announced that it had entered into a non-binding letter of intent to merge with (the “Proposed Merger”); this investor made its $250,000 investment in bitcoin (59.381 BTC). The Proposed Merger was terminated. The terms of the Series C-1 and the Series B Warrants are essentially identical to the May Financing, except that the May Financing had three types of warrants rather than one. The offering is continuing up to a maximum of $1,500,000 in cash, bitcoin and/or ethereum.

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

Between March 15, 2017 and December 19, 2017, the Company issued 81,856,798 shares of Common Stock for the cashless exercise of 111,244,318 warrants.

Between March 28, 2017 and December 31, 2017, the Company issued 227,012,800 shares of Common Stock upon the conversion of 1,135,064 shares of Series B Convertible Preferred stock.

Between November 27, 2017 and November 29, 2017, the Company issued 15,873,600 shares of Common Stock upon the conversion of 79,368 shares of Series C Convertible Preferred stock.

On November 27, 2017, the Company issued 2,941,200 shares of Common Stock upon the conversion of 14,706 shares of Series C-1 Convertible Preferred stock.

On December 7, 2017, the Company entered into an Amendment to Securities Agreement with the holders of a majority of the Company’s outstanding Convertible Preferred Stock Series C-1 amending the terms of the Company’s May 2017 Securities Purchase Agreement, the Company’s October 2017 Securities Purchase Agreement (the “October SPA”), the Certificate of Designations, Preferences, and Rights of the Series C-1 Convertible Preferred Stock, and the terms of the Series A Warrants, Additional Warrants, Bonus Warrants, and Series B Warrants. The Company issued, on a pro-rata basis to the subscribers of the October SPA a total of 4,400,000 shares of common stock of the Company.

The sales of unregistered securities of our Company subsequent to the year ended December 31, 2017 are summarized below:

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the years ended
	December 31,
	2017	2016
Revenues
E-commerce	$4,480	$1,640
Transaction verification services	-	325,627
Hosting	-	27,945
Total revenues	4,480	355,212

Cost of revenues
Power and mining expenses	(160)	(263,869)
Revaluation of digital currencies	704,946	8,665
Gross profit	709,266	100,008

Operating expenses (income):
General and administrative	1,564,851	1,309,014
Marketing	9,242	10,693
Impairment loss on fixed assets	-	236,585
Total operating expenses	1,574,093	1,556,292

Net loss from operations	(864,827)	(1,456,284)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(39,222,099)	(25,266,593)
Fair value adjustments for convertible notes	(16,849,071)	2,096,700
Fair value adjustments for derivative liability shortfall of shares	-	(14,915,419)
Interest expenses	-	(7,420)
Loss on issuance of Series C Convertible Preferred stock	(2,809,497)	-
Loss on issuance of Series C-1 Convertible Preferred stock	(478,035)	-
Loss on issuance of Units	-	(250,000)
Gain on extinguishment of debt	15,918,867	837,369
Loss from lease termination	(100,696)	-
Liquidated damages	(693,000)	(3,102,750)
Other income	33,022	49,121
Total other expenses	(44,200,509)	(42,808,992)

Net loss	$(45,065,336)	$(44,265,276)

Revenues

Revenues for the year ended December 31, 2017 and 2016 were approximately $4,000 and $355,000, respectively. Revenues represent net revenue earned: 1) from the processing of customer transactions through our ecommerce website, 2) through fees earned from our transaction verification service business, and 3) from hosting. The decrease in our revenues is mainly a result of the Company suspending its operations at its North Carolina transaction verification services facility in July 2016.

Cost of revenues

Cost of revenues for the year ended December 31, 2017 and 2016 were approximately $(705,000) and $(264,000), respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off-peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building. Such cost was offset by an increase in gain from revaluation of digital currencies of $700,000.

Operating expenses

Operating expenses for the year ended December 31, 2017 and 2016 were approximately $1.6 million and $1.5 million. The increase in operating expenses over the prior year mostly relates to increase in general and administrative expenses but is offset by decrease in impairment loss on fixed assets. We impaired all fixed assets and recorded an approximately $241,000 impairment charge during the year ended 2016.

Other Expenses

Other expenses for the years ended 2017 and 2016 was approximately $44.2 million and $42.8 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $14.0 million, fair value adjustments for convertible notes of $18.9 million and loss on issuance of Preferred C of $2.8 million, offset by increase in gain on extinguishment of debt of $15.1 million, and decrease in fair value adjustments for derivative liability shortfall of shares of $14.9 million, all of which are non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2017, we had current assets of approximately $987,000 and current liabilities of approximately $76,000, rendering a working capital of approximately $911,000.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $1.5 million of cash in its operating activities for the year ended December 31, 2017. The Company incurred a $45.1 million net loss for the year ended December 31, 2017. The Company had cash of approximately $303,000 and working capital of approximately $0.9 million at December 31, 2017. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Liquidity

As of March 6, 2018, the Company had $237,336 of available cash and approximately $336,000 in Digital Assets. The Company’s Digital Assets are listed below:

Digital Asset	Units Held	Value
Bitcoin (BTC)	21.83	$98,760
Ethereum (ETH)	120.68	$237,240
Total		$336,000

Bitcoin (BTC) and ether (ETH) exceed 60% of the Company’s assets excluding cash. The Company has not participated in any initial coin offering due to the fact that many, if not all, initial coin offerings constitute a Digital Security and because of the SEC’s intense focus on legal compliance in this area. Because of the rules under the Securities Act, we are ineligible to participate in an initial coin offering if it is for Digital Securities. Accordingly, we recently elected to not participate in initial coin offerings in the future.

We do not have sufficient capital to meet our expenses over the 12 months from the date of this prospectus. We expect our current available cash and Digital Assets are only sufficient to sustain operations through October 2018, which may change as a result of the extreme volatility in the value of our Digital Assets. We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

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

Accounting Treatment of Digital Assets

There is currently no authoritative literature under accounting principles generally accepted in the United States (U.S. GAAP), which specifically addresses the accounting for Digital Assets, including digital currencies. Therefore, by analogy we are recording Digital Assets similar to financial instruments under ASC 825, Financial Instruments, because the economic nature of these Digital Assets is most closely related to a financial instrument such as an investment in a foreign currency. The accounting for Digital Assets under ASC 825 would provide relevant information about the current value of Digital Assets.

Digital Securities have the same rights, preferences and privileges as traditional securities of the same class, but settle differently than traditional securities. Digital Securities are typically uncertificated securities, the ownership and transfer of which are recorded on a proprietary or open source ledger that may be publicly distributed. Therefore, we believe that such securities would be considered a financial instrument in accordance with ASC 825.

Because Digital Assets and Digital Securities will be accounted for in accordance with ASC 825, such securities would be valued in accordance with ASC 820, Fair Value Measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

GOING CONCERN AND MANAGEMENT PLANS

The audited consolidated financial statements for the year ended December 31, 2017, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated approximately $4,000 in revenues during the year ended December 31, 2017 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2017, we have accumulated deficit of $114.1 million since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subject to additional financing, the Company plans to create a portfolio of Digital Assets including bitcoin and ether to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. As discussed above the Company does not intend to acquire Digital Securities in quantities which would cause it to be deemed an investment company in violation of the 1940 Act. There is a risk that we may inadvertently become an investment company. See “Risk Factors” at page 27.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of Presentation Financial Statements

We maintain our books of account and prepare statutory financial statements in accordance with accounting principles in the United States of America. The accompanying consolidated financial statements are based on the statutory records, with adjustments and reclassifications, for the purpose of fair presentation in accordance with United States generally accepted accounting principles (“US GAAP”).

Accounting Treatment of Digital Assets

There is currently no authoritative literature under accounting principles generally accepted in the United States (U.S. GAAP), which specifically addresses the accounting for Digital Assets, including digital currencies. Therefore, by analogy we are recording Digital Assets similar to financial instruments under ASC 825, Financial Instruments, because the economic nature of these Digital Assets is most closely related to a financial instrument such as an investment in a foreign currency. The accounting for Digital Assets under ASC 825 would provide relevant information about the current value of Digital Assets.

Digital Securities have the same rights, preferences and privileges as traditional securities of the same class, but settle differently than traditional securities. Digital Securities are typically uncertificated securities, the ownership and transfer of which are recorded on a proprietary or open source ledger that may be publicly distributed. Therefore, we believe that such securities would be considered a financial instrument in accordance with ASC 825.

Because Digital Assets and Digital Securities will be accounted for in accordance with ASC 825, such securities would be valued in accordance with ASC 820, Fair Value Measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on June 30, 2017. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2014-15 will not have an impact on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2015-17 will not have an impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-09 will not have an impact on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-10 will not have an impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

We need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. Our cash burn rate is approximately $80,000 per month. As of March 6, 2018, we had $237,336 in available cash and approximately $336,000 of Digital Assets. The price of the Digital Assets are subject to wide fluctuations.

Our available cash and Digital Assets as of the date of this annual report are expected to be only sufficient to last through October 2018. We require additional funds for our anticipated operations. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate our business activities, downsize our general and administrative infrastructure, or seek alternative measures to avoid bankruptcy.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2017 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $45.1 million and $44.3 million for the years ended December 31, 2017 and 2016, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Very recently, the Securities and Exchange Commission (the “SEC”) issued a Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

The loss of our executive officers Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, could have a material adverse effect on us.

Our continued success depends solely on the continued services of our executive officers, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, who have extensive market knowledge and long-standing industry relationships. In particular, our reputation among and our relationships with key Digital Asset industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. The loss of services of either Charles Allen or Michal Handerhan, could diminish our business and growth opportunities and our relationships with key leaders in the Digital Asset industry and could have a material adverse effect on us.

The loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us.

After October 2018 we will not have sufficient funds to make payroll and compensate either Charles Allen or Michal Handerhan, if either are unwilling to continue working without pay and choose to leave it could have a material adverse effect on us.

The simultaneous loss of services of both Charles Allen and Michal Handerhan, would result in the Company having no officers or employees and would subsequently cease all operations which would have a material adverse effect on us. See the second risk factor below on the loss of our executive officers and employees.

Michal Handerhan our Chief Operating Officer has notified the Company that in the event of the departure of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer from the Company he may terminate his employment and may resign as an officer and director of the Company, which would have a material adverse effect on us.

We have no other officers and only two other directors. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. Their Employment Agreements permit them to resign for Good Reason which includes non-payment of salaries. This would result in the Company owing them $435,000 and would leave the Company without officers or employees which may have a material adverse effect upon us.

Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer and Michal Handerhan our Chief Operating Officer have both notified the Company that in the event the Company is unable to consummate the proposed merger with an Australian entity they intend to terminate their employment and resign as officers and directors of the Company. In January 2018 our officers indicated that they have agreed to stay on for a limited time to evaluate other strategic alternatives for the Company; if they are to leave it would have a material adverse effect on us.

We have no other officers and only two other directors. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. See the risk factor immediately below on the loss of our executive officers and employees.

If Charles Allen and Michal Handerhan are not available as officers and employees, we may lack officers and employees who have experience in the blockchain industry, which will adversely affect our future prospects.

Messrs. Charles Allen and Michal Handerhan are our sole officers and employees. Each has experience in the blockchain industry including mining. Each of them are also the officers and directors of Global Bit Ventures Inc. (“GBV”) which has entered into a series of agreements to be acquired by Marathon Patent Group, Inc. (“Marathon”), subject to shareholder approval and customary closing conditions. If this merger closes, Messrs. Allen and Handerhan have agreed to become the Chief Executive Officer and President, respectively, of Marathon which will present a conflict of interest with the business of the Company. It is likely that due to time constraints, they will resign as officers and employees after a transition period. Pending their resignations, our independent directors would be required to assess corporate opportunities. For this reason, their duties with Marathon may adversely affect the Company. It is possible that they may remain as directors of the Company. Presently, the Company’s active business is the managing of our Digital Asset portfolio and seeking to acquire an operating company in the blockchain industry. Our previously announced merger with an Australian company was terminated. However, our officers are spending time pursuing another acquisition. We presently have no agreement to acquire any other business. Because of conflicts for their time, we may be hampered in our acquisition efforts. Our informal plan is for Mr. David Garrity, an experienced financial executive and an independent director of the Company is expected to become Chief Executive Officer and potentially Chief Financial Officer. We have no agreement with Mr. Garrity and cannot assure you that he will accept full-time employment. Further, Mr. Garrity has limited experience in the blockchain industry. For these reasons, if the Marathon merger closes, we may be adversely affected.

If the Marathon GBV merger fails to close our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen’s involvement with GBV may create a continuing, conflict of interest. In the event such position and interest results in a conflict of interest between us and GBV, Mr. Allen could potentially make decisions that are not in the best interest of the shareholders of the Company.

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen, is involved in other companies including his position and interest in GBV, a blockchain company. If the Marathon GBV merger fails to close, Mr. Allen may face continuing conflicts of interest between the Company and GBV. The conflicts include time and the potentially competing interests of two companies in the same industry. Our Board of Directors and Mr. Allen will attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Allen’s, our disinterested directors will primarily consider legal advice concerning corporate opportunities, the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. We will rely upon the role of Mr. David Garrity and Jonathan Read, our two non-employee directors to evaluate corporate opportunities and the time Mr. Allen spends on our interests. However, as discussed at page 47 under the heading “Conflicts of Interest,” Mr. Read is Chief Executive Officer and Chairman of another company which has invested in and is seeking to enter into the blockchain industry. While Mr. Garrity presently has no conflicts to our knowledge, he may acquire them in the future and he may not want to continue as the only director without potential conflicts of interest. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our Common Stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Allen currently devotes no less than twenty-five hours per week to GBV, however as a result of the Company’s past inability to compensate Mr. Allen at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, Mr. Allen may choose to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

From July 1, 2017 to October 24, 2017 we did not have sufficient funds to make payroll and compensate Charles Allen, as a result Mr. Allen elected to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

With our small size and lack of financial resources, we may not be able to recruit independent directors. Because our officers may be subject to potential lawsuits brought by shareholders on behalf of the Company, they may be hesitant to take actions which could benefit us and they may be more likely to resign. Ultimately, we may be adversely harmed as the result of such potential conflicts.

If the Marathon GBV merger fails to close our Chief Operating Officer, Michal Handerhan’s involvement with GBV may create a continuing, conflict of interest. In the event such position and interest results in a conflict of interest between us and GBV, Mr. Handerhan could potentially make decisions that are not in the best interest of the shareholders of the Company.

Our Chief Operating Officer, Michal Handerhan, is involved in other companies including his position and interest in GBV, a blockchain company. If the Marathon GBV merger fails to close, Mr. Handerhan may face continuing conflicts of interest between the Company and GBV. The conflicts include time and the potentially competing interests of two companies in the same industry. Our Board of Directors and Mr. Handerhan will attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Handerhan’s, our disinterested directors will primarily consider legal advice concerning corporate opportunities, the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. We will rely upon the role of Mr. David Garrity and Jonathan Read, our two non-employee directors to evaluate corporate opportunities and the time Mr. Handerhan spends on our interests. However, as discussed at page 47 under the heading “Conflicts of Interest,” Mr. Read is Chief Executive Officer and Chairman of another company which has invested in and is seeking to enter into the blockchain industry. While Mr. Garrity presently has no conflicts to our knowledge, he may acquire them in the future and he may not want to continue as the only director without potential conflicts of interest. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our Common Stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Handerhan currently devotes no less than twenty-five hours per week to GBV, however as a result of the Company’s past inability to compensate Mr. Handerhan at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, Mr. Handerhan may choose to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

From July 1, 2017 to October 24, 2017 we did not have sufficient funds to make payroll and compensate Michal Handerhan, as a result Mr. Handerhan has chosen to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

With our small size and lack of financial resources, we may not be able to recruit independent directors. Because our officers may be subject to potential lawsuits brought by shareholders on behalf of the Company, they may be hesitant to take actions which could benefit us and they may be more likely to resign. Ultimately, we may be adversely harmed as the result of such potential conflicts.

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

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements and such further requirements may increase our costs and require additional management time and resources. Our internal control over financial reporting is determined to be ineffective. Such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our Common Stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

Since there has been limited precedence set for financial accounting of Digital Assets other than Digital Securities, it is unclear how we will be required to account for Digital Asset transactions in the future.

Since there has been limited precedence set for the financial accounting of Digital Assets other than Digital Securities, it is unclear how we will be required to account for Digital Asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

We are subject to the information and reporting requirements of the Exchange Act), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to shareholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified a significant deficiency in our disclosure controls and procedures which may lead to a failure to prevent or detect misstatements.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified a significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2018 and beyond and to make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “Report”) as well as recent enforcement actions and speeches made by the SEC’s Chairman will increase our compliance and legal costs. More recently, the SEC’s Chairman commented that most initial coin offerings (a type of Digital Asset) involve the offer of a Digital Security. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect bitcoin and other Digital Assets;

●	competitive pricing pressures;

●	continued volatility in the stock prices of Digital Assets issuers;

●	continued volatility in the price of bitcoin and other Digital Assets;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel including our executive officers;

●	sales of our Common Stock;

●	conversion of our Series C-1 Convertible Preferred Stock and the subsequent sale of the underlying Common Stock;

●	exercise of our warrants and the subsequent sale of the underlying Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and

●	economic and other external factors.

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

Our shares of Common Stock are not traded on a national securities exchange, and the price, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of Common Stock in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. The price of our Common Stock has been highly volatile. Because there may be a low price for our shares of Common Stock and because of our involvement in the Digital Asset business, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our Common Stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of Common Stock as collateral for any loans.

Because our Common Stock does not trade on a national securities exchange, the prices of our Common Stock may be more volatile and lower than if we were listed.

Our Common Stock trades on the OTCQB operated by OTC Markets. This market is not a national securities exchange. While our Common Stock trading has been relatively active, generally the OTCQB does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

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

Sales by our significant shareholders could have an adverse effect on the market price of our stock.

Several of our shareholders own significant portions of our preferred stock convertible into Common Stock, and Warrants exercisable for Common Stock. If one or more of our significant shareholders were to sell all or a material number of shares of Common Stock currently available to be sold and the additional shares of Common Stock, upon effectiveness of a registration statement we are required to file (or expiration of the six-month Rule 144 period), the market price of our Common Stock could be negatively impacted. These shares plus the shares of Common Stock issuable upon conversion of preferred stock and on the exercise of warrants creates a circumstance commonly referred to as an “overhang” and in anticipation of exercises the market price of our Common Stock could fall. Investors should be aware that they could experience significant short-term volatility in our stock if such shareholders decide to sell all or a portion of their holdings of our Common Stock at once or within a short period of time. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our Common Stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing shareholders.

Substantial future sales of our Common Stock by us or by our existing shareholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our Common Stock. Sales by existing shareholders of a large number of shares of our Common Stock in the public market or the perception that additional sales could occur could cause the market price of our Common Stock to drop.

If the Selling Shareholders exercise their Warrants or we engage in future securities offerings, our shareholders will experience future dilution.

If the Selling Shareholders exercise their Warrants including those which the Resale Shares underlie, our existing shareholders will incur substantial dilution. In order to raise capital, we plan to offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. We have no plans as to the type of security or price or the potential number of shares of Common Stock. Although no assurances can be given that we will issue any Common Stock or Common Stock equivalents or consummate a financing, in the event we do, or in the event we sell shares of Common Stock or other securities convertible into shares of our Common Stock in the future, additional and substantial dilution will occur.

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

Digital Assets such as bitcoins that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part. The growth of the Digital Assets industry in general, and the Bitcoin Network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Assets industry, as well as the Bitcoin Network, include:

●	continued worldwide growth in the adoption and use of bitcoins and other Digital Assets;

●	government and quasi-government regulation of bitcoins and other Digital Assets and their use, or restrictions on or regulation of access to and operation of the Bitcoin Network or similar Digital Assets systems;

●	the maintenance and development of the open-source software protocol of the Bitcoin Network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to Digital Assets; and

●	the impact of regulators focusing on Digital Assets and Digital Securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the Bitcoin Network could adversely affect an investment in us.

Because the market for Digital Assets is extremely volatile, we may inadvertently violate the 1940 Act and incur large losses as a result and potentially be required to register as an investment company or terminate operations.

Presently our only material assets (other than cash) are investments in bitcoin and ether. Recently the prices of these Digital Assets have been extremely volatile. For example, bitcoin which currently accounts for over 60% of our Digital Assets is subject to such wide price swings which could result in it being less than 60% of our Digital Assets. Because we will be become an investment company as defined by the 1940 Act if our portfolio of Digital Securities exceeds 40% of our assets excluding cash, we are subject to a number of risks due to volatility including:

●	Contrary to our legal advice, the SEC or a court may conclude that bitcoin or ether are securities;

●	Based on legal advice, we may acquire other Digital Assets which we have been advised are not securities but later are held to be securities;

●	We may knowingly acquire Digital Assets that are securities and acquire minority investments in businesses which investments are securities; and

●	Regardless of the internal procedures we take to avoid surpassing the 40% test, future volatility during the course of a day may cause us to exceed the 40% limit.

If we exceed the test, we will have one-year to reduce our holdings of securities below the 40% test. However, that can only occur once during a three-year period. Accordingly, if volatility causes us to exceed the 40% test, we may experience large losses when we liquidate securities as a result of continued volatility. Further, if we elect to sell a private investment, not only may it be difficult to find a buyer but we could incur a significant loss on the sale of a private investment due to not only the lack of liquidity but also the entity’s poor performance. If we are able to come below the 40% threshold and again face the same problem, it is likely we will be forced to terminate operations, sell all assets and distribute cash to our shareholders who will likely suffer very large losses. Further, the cost of distributing cash to our shareholder may exceed the amount of cash on hand in which case we would use our remaining funds to wind down the Company.

If We Acquire Digital Securities, Even Unintentionally, We May Violate the Investment Company Act and Incur Potential Third Party Liabilities

We expect that if we obtain sufficient financing, we will increase our portfolio of Digital Assets including bitcoins and Digital Securities. As this prospectus discloses, there is an increased regulatory examination of Digital Assets and Digital Securities. This has led to regulatory and enforcement activities. In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which Digital Assets were initially marketed to determine if they may be deemed Digital Securities and subject to federal and state securities laws. Even if we conclude that a particular Digital Asset is not a security under the Securities Act, certain states including California take a stricter view of the term “investment contract” which means the Digital Asset may have violated applicable state securities laws. This will result in increased compliance costs and legal fees. If our examination of a Digital Asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act is a strict liability statute much like selling spoiled milk and state securities laws generally impose liability for negligence for misrepresentations.

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

Bitcoin has recently forked and additional forks may occur in the future which may affect the value of bitcoin held by the Company.

On August 1, 2017 bitcoin’s blockchain was forked and Bitcoin Cash was created. The fork resulted in a new blockchain being created with a shared history, and a new path forward. Bitcoin Cash has a block size of 8mb and other technical changes. On October 24, 2017, bitcoin’s blockchain was forked and Bitcoin Gold was created. The fork resulted in a new blockchain being created with a shared history, and new path forward, Bitcoin Gold has a different proof of work algorithm and other technical changes. The value of the newly created Bitcoin Cash and Bitcoin Gold may or may not have value in the long run and may affect the price of bitcoin if interest is shifted away from bitcoin to the newly created Digital Assets. The value of bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of bitcoin could be materially reduced if existing and future forks have a negative effect on bitcoin’s value.

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

If the award of bitcoin for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending hashrate to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the hashrate expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor obtaining control in excess of fifty percent (50%) of the aggregate hashrate active on the Bitcoin Network or the Blockchain, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in us.

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

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the Blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Blockchain. Any systemic delays in the recording and confirmation of transactions on the Blockchain could result in greater exposure to double-spending transactions and a loss of confidence in the Bitcoin Network, which could adversely impact an investment in us.

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

More recently, the Wall Street Journal has reported that China will shut down Bitcoin Exchanges and other virtual currency trading platforms. The article reported that China has accounted for the bulk of global bitcoin trading. Further, in late January 2018, the Wall Street Journal reported that $530 million of cryptocurrency was missing from a Japanese exchange.

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

As of March 6, 2018, there were over one thousand five hundred (1,500) alternate Digital Assets (or altcoins) tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of bitcoin) of approximately $442 billion, using market prices and total available supply of each Digital Asset. This included altcoins using a “proof of work” mining structure similar to Bitcoin, and those using a “proof of stake” transaction verification system that is different than Bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of March 6, 2018, bitcoin’s $184 billion market capitalization was over two (2) times the size of the $80 billion market cap of Ether, the second largest proof-of-work Digital Asset. Despite the marked first-mover advantage of the Bitcoin Network over other Digital Assets, it is possible that another Digital Asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a Digital Asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other Digital Assets we may become involved in and have a negative impact on the demand for, and price of, such Digital Assets and could adversely affect an investment in us.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our Digital Assets.

The history of the Bitcoin Exchange Market has shown that Bitcoin Exchanges and large holders of bitcoins must adapt to technological change in order to secure and safeguard their bitcoins and other Digital Assets. We rely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either Bitgo Inc. or we are unable to identify and mitigate or stop new security threats, our bitcoins may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us.

Security threats to us could result in, a loss of Company’s Digital Assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin Exchange Market since the launch of the Bitcoin Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our bitcoins and other Digital Assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets grow, it may become a more appealing target for security threats such as hackers and malware.

We primarily rely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. In January 2018, the Japanese cryptocurrency exchange Coincheck reported that hackers breached Coincheck’s security and stole approximately $530 million worth of cryptocurrency. Our bitcoins and other Digital Assets are also stored with exchanges such as Itbit, Kraken and Coinbase and others prior to selling them.

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

We will take measures to protect us and our bitcoins and other Digital Assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our bitcoins. A security breach could harm our reputation or result in the loss of some or all of our bitcoins. A resulting perception that our measures do not adequately protect our Digital Assets could result in a loss of current or potential shareholders, reducing demand for our Common Stock and causing our shares to decrease in value.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in us.

Bitcoin (and other Digital Asset) transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the Bitcoin Network. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer of Digital Assets or a theft of Digital Assets generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of bitcoins will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our bitcoins could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received our bitcoins through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Company Digital Assets. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

Our bitcoins and other Digital Assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our bitcoins could be lost, stolen or destroyed. We believe that our bitcoins and other Digital Assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our bitcoin and other Digital Assets. Although we primarily utilize Bitgo Inc.’s enterprise multi-signature storage solution for our bitcoins, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our Digital Assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our bitcoins and other Digital Assets for which no person is liable.

The bitcoins and other Digital Assets held by us are not insured. Therefore, a loss may be suffered with respect to our bitcoins which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Bitcoins and other Digital Assets held by us are not subject to FDIC or SIPC protections.

We do not hold our bitcoins and other Digital Assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our Digital Assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may not have adequate sources of recovery if our bitcoins and other Digital Assets are lost, stolen or destroyed.

If our bitcoins or other Digital Assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

The sale of our bitcoins or other Digital Assets to pay expenses at a time of low prices could adversely affect an investment in us.

We may sell bitcoins or other Digital Assets to pay expenses on an as-needed basis, irrespective of then-current prices. The extreme volatility of bitcoin and other Digital Assets could mean that prices are low when we need to sell. Consequently, our Digital Assets may be sold at a time when the prices are low, which could adversely affect an investment in us.

Intellectual property rights claims may adversely affect an investment in us.

We are not aware of any intellectual property claims that may prevent us from operating and holding bitcoins or other Digital Assets; however, third parties may assert intellectual property claims relating to the operation of us and the mechanics instituted for the investment in, holding of and transfer of bitcoins or other Digital Assets. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses and be borne by us through the sale of our bitcoins and other Digital Assets. Additionally, a meritorious intellectual property claim could prevent us from operating and force us to liquidate our bitcoins and other Digital Assets. As a result, an intellectual property claim against us could adversely affect an investment in us.

Regulatory changes or actions may restrict the use of Digital Assets or the operation of trading markets in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward bitcoin, other Digital Assets and the markets where they trade by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size and initial coin offerings which tend to be Digital Securities, the SEC, Federal Reserve Board, U.S. Congress and certain other U.S. agencies (e.g., the CFTC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the initial coin offerings, Bitcoin Network, bitcoin users and the Bitcoin Exchange Market.

On July 25, 2017, the SEC issued its Report which concluded that Digital Assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The Report focused on the activities of a virtual organization which offered tokens in exchange for ether which as disclosed on page 15 of this annual report is the second largest reported digital currency. The Report emphasized that whether Digital Asset is a security is based on the facts and circumstances. Although the Company’s activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the SEC will not take enforcement action against the Company in the future including for the sale of unregistered securities in violation of the Securities Act or acting as an unregistered investment company in violation of the Investment Company Act. The SEC has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the SEC suspended trading in three Digital Asset public companies. Since issuing the Report the SEC Chairman has stated that the SEC is carefully examining initial coin offerings and similar areas involving Digital Assets for their compliance with the Securities Act.

Very recently, it has been publicly reported that the SEC staff has been issuing subpoenas seeking information about initial coin offerings. Although we have never invested in initial coin offering, lawsuits filed by the SEC claiming that initial coin offering issuers and cryptocurrency public companies violate the Securities Act and the Exchange Act and the resulting publicity may have a material adverse effect on the prices of Digital Assets we own and otherwise adversely affect opportunities in the Blockchain industry, which in turn will have an adverse impact on our business and prospects.

The CFTC has determined that bitcoin and other virtual currencies are commodities and the sale of derivatives based on digital currencies must be done in accordance with the provisions of the CEA and CFTC regulations. Also of significance, is that the CFTC appears to have taken the position that bitcoin is not encompassed by the definition of currency under the CEA and CFTC regulations. The CFTC defined bitcoin and other “virtual currencies” as “a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.” To the extent that bitcoin itself is determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin Network or bitcoin trading and ownership, trading or ownership in bitcoin or an investment in us may be adversely affected.

The CFTC affirmed its approach to the regulation of bitcoin and bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a Bitcoin Exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC. In 2017 the CFTC stated that it would consider bitcoin and other virtual currencies as commodities or derivatives depending on the facts of the offering. In December 2017, bitcoin futures trading commenced on two CFTC regulated futures markets.

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

Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled bitcoin as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize bitcoin as a form of virtual asset or commodity. In Australia, a GST (similar to the European value added tax (“VAT”)) is currently applied to bitcoin, forcing a ten (10) percent markup on top of market price, essentially preventing the operation of any Bitcoin Exchange. This may be undergoing a change, however, since the Senate Economics References Committee and the Productivity Commission recommended that digital currency be treated as money for GST purposes to remove the double taxation. The United Kingdom determined that the VAT will not apply to bitcoin sales. Since December 2013, China, Iceland, Vietnam and Russia have taken a more restrictive stance toward bitcoin and, thereby, have reduced the rate of expansion of bitcoin use in each country. In May 2014, the Central Bank of Bolivia banned the use of bitcoin as a means of payment. In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that prohibits the use of decentralized Digital Assets such as bitcoin. In July 2016, economists at the Bank of England advocated that central banks issue their own digital currency, and the House of Lords and Bank of England started discussing the feasibility of creating a national virtual currency, the BritCoin. As of July 2016, Iceland was studying how to create a system in which all money is created by a central bank, and Canada was beginning to experiment with a digital version of its currency called CAD-COIN, intended to be used exclusively for interbank payments. On August 24, 2017, Canada issued guidance stating the sale of cryptocurrency may constitute an investment contract in accordance with Canadian law for determining if an investment constitutes a security. In July 2016, the Russian Ministry of Finance indicated it supports a proposed law that bans bitcoin domestically but allows for its use as a foreign currency. Russia recently issued several releases indicating they may begin regulating bitcoin and licensing miners and entities engaging in initial coin offerings. Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity. In April 2015, the Japanese Cabinet approved proposed legal changes that would reportedly treat bitcoin and other Digital Assets as included in the definition of currency. These regulations would, among other things, require market participants, including exchanges, to meet certain compliance requirements and be subject to oversight by the Financial Services Agency, a Japanese regulator. In September 2017 Japan began regulating Bitcoin Exchanges and registered several such exchanges to operate within Japan. In July 2016, the European Commission released a draft directive that proposed applying counter-terrorism and anti-money laundering regulations to virtual currencies, and, in September 2016, the European Banking authority advised the European Commission to institute new regulation specific to virtual currencies, with amendments to existing regulation as a stopgap measure. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside of the United States and may therefore impede the growth of the bitcoin economy. On September 4, 2017, reports were published that China may begin prohibiting the practice of using cryptocurrency for capital fundraising. Additional reports have surfaced that China is considering regulating Bitcoin Exchanges by enacting a licensing regime wherein Bitcoin Exchanges may legally operate. In September 2017, the Financial Services Commission of South Korea released a statement that initial coin offerings would be prohibited as a fundraising tool. In January 2018, the South Korean Justice Minister issued remarks about banning bitcoin and other Digital Assets, although the President’s office clarified that no final decision has been made. In June 2017, India’s government ruled in favor of regulating bitcoin and India’s ministry of Finance is currently developing rules for such regulation. Australia has previously introduced legislation to regulate Bitcoin Exchanges and increase anti-money laundering policies.

The effect of any future regulatory change on us, bitcoins, or other Digital Assets is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins or other Digital Assets in one or more countries, and ownership of, holding or trading in our Company’s securities may also be considered illegal and subject to sanction.

Although currently bitcoins and other Digital Assets are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use bitcoins or other Digital Assets or to exchange Digital Assets for currency. Such an action may also result in the restriction of ownership, holding or trading in our securities. Such restrictions may adversely affect an investment in us.

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

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the Resale Shares in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If the Company is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate the Company. Any such action may adversely affect an investment in us.

Current interpretations require the regulation of bitcoins and other Digital Assets under the CEA by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins and other Digital Assets are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other Digital Assets under the law.

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

If regulatory changes or interpretations require the regulation of bitcoins and other Digital Assets (in contrast to Digital Securities) under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. This would likely have a material adverse effect on us and investors may lose their investment.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that Digital Assets may be securities depending on the facts and circumstances. As of the date of this prospectus, we are not aware of any rules that have been proposed to regulate the Digital Assets we hold as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other Digital Assets under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that Digital Assets including bitcoins are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude bitcoins are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this prospectus, some states including California define the term “investment contract” more strictly than the SEC. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

The Company does not currently have any mining operations but may resume its mining operations through outsourced data centers if it receives additional capital. To the extent that the Company resumes mining operations and acquires Digital Assets as a result of mining, we do not intend to trade the Digital Assets until we determine, with the assistance of legal counsel, that the Digital Assets are not securities, the Digital Assets would only be used for our own account.

As discussed at page 41  we do not think that bitcoin and ether are securities. As such, we do not intend to acquire securities in amounts that are equal to or greater than 40% of our assets. Should the total value of securities which we hold rise to more than 40% of our assets (exclusive of cash) we note that SEC Rule 3a-2 under the 1940 Act allows an issuer to prevent itself from being deemed an investment company if it reduces its holdings of securities to less than 40% of its assets (exclusive of cash) and does not go above the 40% threshold more than once every three years. In order to comply with the 1940 Act, we anticipate having increased management time and legal expenses in order to analyze which Digital Assets are securities and periodically analyze our total holdings to ensure that we do not maintain more than 40% of our total assets (exclusive of cash) as securities. If our view that ether is not a security is challenged by the SEC and courts uphold the challenge, we may inadvertently violate the 1940 Act and incur substantial legal fees in defending our position. In such case the legal fees may exceed our available assets which could adversely affect an investment in us.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins or other Digital Assets as property for tax purposes (in the context of when such Digital Assets are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

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

Risks Related to Our Digital Assets Holdings

The loss or destruction of a private key required to access a Digital Assets such as bitcoin may be irreversible. Our loss of access to our private keys or our experience of a data loss relating to our Company’s Digital Assets could adversely affect an investment in our Company.

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

To the extent that any of our Digital Assets are held by Exchanges, we face heightened risks from cybersecurity attacks and financial stability of the Exchanges.

The Company currently uses a digital asset exchange to hold all of the Company’s ether; the Company’s bitcoin are held directly by the Company in a bitcoin wallet utilizing Bitgo Inc.’s enterprise multi-signature storage solution. All Digital Assets not held in the Company’s bitcoin wallet are subject to the risks encountered by a Digital Asset exchange including a DDoS Attack or other malicious hacking, a sale of the Digital Asset exchange, loss of the Digital Assets by the Digital Asset exchange and other risks similar to those described on page 38  in a risk factor entitled “Security threats to us could result in, a loss of Company’s Digital Assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.” The Company does not maintain a custodian agreement with the Digital Asset exchange that holds the Company’s ether. This Exchange does not provide insurance and may lack the resources to protect against hacking and theft. In the future we may acquire other Digital Assets that are held by Exchanges. If a material amount of our Digital Assets are held by Exchanges, we may be materially and adversely affected if the Exchanges suffer cyberattacks or incur financial problems.

Risks Related to Our Future Transaction Verification Business

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2017. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2017 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management’s evaluation as of December 31, 2017, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following table details the Company’s capitalization as of March 6, 2018.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	368,219,169
Series C-1 Preferred Stock (50,004 shares at a 1:200 conversion ratio)	10,000,800
Warrants to Purchase Common Stock	62,064,634
Total Shares Fully Diluted	440,284,603

The 62,064,634 Warrants include: (i) 47,302,176 Warrants issued in connection with the Series C financing completed on May 25, 2017, (ii) 12,942,000 Warrants issued in connection with the Series C-1 financing completed in October 2017, (iii) 524,368 Warrants with a strike price of $0.025 and an expiration date of January 21, 2020, (iv) 1,294,923 Warrants with a strike price of $0.032 and an expiration date of April 16, 2020, and (v) 1,167 Warrants with a strike price of $18.0 and an expiration date of December 16, 2018.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Charles W. Allen	42	February 5, 2014	Chief Executive Officer, Chief Financial Officer and Chairman

Michal Handerhan	40	February 5, 2014	Chief Operating Officer, Secretary and Director

Jonathan Read	60	July 14, 2017	Independent Director

David Garrity	57	October 16, 2017	Independent Director

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

Charles W. Allen, age 42, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as our Chairman of the Board since September 11, 2014. Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances. Since January 12, 2018 Mr. Allen has been the CEO of Global Bit Ventures Inc, a newly formed private blockchain focused company. Since October 10, 2017 Mr. Allen has been a director of GBV. Mr. Allen is also on the advisory board of GoCoin LLC, a leading Digital Asset payment processor. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK’s capital markets efforts. In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of its board from inception through September 7, 2014. Mr. Allen has extensive experience in business strategy, investment banking and capital markets transactions. Prior to his work in the blockchain industry he worked domestically and internationally on projects in technology, media, natural resources, logistics, medical services and financial services. He has served as a Managing Director at numerous boutique investment banks focused on advising and raising capital for small and mid-size companies. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

Michal Handerhan, age 40, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014. Mr. Handerhan served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop.us LLC. Mr. Handerhan supports both our business and development strategy across the management team. Since January 12, 2018 Mr. Handerhan has been the Secretary and a director of GBV. From February, 2011 through February, 2014 Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”). From October, 2005 until February, 2014 Mr. Handerhan was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions. From March, 2002 through October, 2006 Mr. Handerhan served as a team leader for NASA in their Peer Review Services group. Prior to working at NASA’s Peer Review Services group Mr. Handerhan served as the web developer for Folio Investments. Mr. Handerhan received a B.S. in Computer Science from Czech Technical University. The Board concludes that Mr. Handerhan’s extensive experiences in IT qualify him to serve on the Board.

Jonathan Read, age 60, has served as our Independent Director since July 14, 2017. Mr. Read has held numerous executive positions with United States and internationally based companies over a span in excess of 35 years. In October 2017, Mr. Read was appointed Chief Executive Officer of TimefireVR, Inc. (OTCQB: TFVR) after joining the Board in August 2017. From November 1, 2015 to January 31, 2017, Mr. Read was Chief Executive Officer or President of TimefireVR, Inc., and during the course of his tenure repositioned, re-financed, and merged the company into an entity focused on the virtual reality sector. From 2013 to present, he has served as Managing Partner of Quadratam1 LLC, a Scottsdale, Arizona based firm specializing in providing financial and organizational consulting services for growth-stage companies in the United States and China. Beginning in 2005 and continuing through 2012, he founded and served as Chief Executive Officer and a director of ECOtality, Inc. (Nasdaq: ECTY), a San Francisco based entity in the field of electric vehicle charging and battery technology. In 2013, ECOtality, Inc. filed for Chapter 11 bankruptcy protection. In 2014, Mr. Read filed for bankruptcy personally. TimefireVR recently announced that it has sold its legacy business, acquired Digital Assets and is seeking to acquire one or more businesses in the blockchain industry. Accordingly, in considering potential corporate opportunities, Mr. Read will not be disinterested.

David Garrity, age 57, has served as our Independent Director since October 16, 2017. Mr. Garrity has over 25 years’ experience in the financial services industry, he has held senior roles including CFO and board of director positions for both publicly-held and private companies, and has extensive experience in several disciplines including operating, advisory and research, and is CEO of New York City based consulting firm, GVA Research. During 2008 and 2009, David served as CFO and a director at Interclick, Inc., a behavioral targeting internet advertising network. From June 9, 2011 to May 14, 2013, Mr. Garrity was Chief Financial Officer of Aspen Group, Inc., an online for-profit university. From May 14, 2013 through October 31, 2013, he was Executive Vice President Corporate Development for Aspen Group, Inc. Since February 1, 2017, Mr. Garrity has been acting CFO of Mutualink, Inc., a private company developing secure distributed networking technologies to support communications interoperability for public- & private-sector clients. Mr. Garrity appears regularly on CNBC, BNN, Bloomberg, The Financial Times, Asia Times, Yahoo Finance, and other media outlets.

CONFLICTS OF INTEREST

Messrs. Allen and Handerhan are officers and directors of GBV and have agreed to become employees and the senior officers of Marathon if the Marathon merger closes. While they will remain as our officers for an unspecified period of time to allow us to find replacements we expect them to remain as directors thereafter. However they will be required to devote the bulk of their time to the business of Marathon. This may adversely affect us as they will have limited time to spend on our business.

We appointed Messrs. David Garrity and Jonathan Read as directors to have independent directors to evaluate corporate opportunities due to future potential conflicts with Marathon since Messrs. Allen and Handerhan will be conflicted. Recently, Mr. Read’s employer announced that it has entered the blockchain industry which creates a conflict for him in the same manner. While Mr. Garrity remains presently free of conflicts, it is possible that conflicts can occur in the future. Further he may not want to continue as a director where he alone is empowered to evaluate conflicts of interest and future corporate opportunities. Given our small size and lack of financial resources, we may be hampered in recruiting independent directors.

Our Chief Executive Officer and our Chief Operating Officer are officers and serve on the Board of Directors of a company which engages in the mining of Digital Assets; when we had sufficient working capital, we engaged in the same business. With sufficient capital, we intend to re-enter this business. To deal with conflicts of interest, we have added two independent directors who will monitor possible conflicts of interest. The future activities of our officers and directors may be challenged by shareholders, result in a diversion of time and cause us to incur legal and other expenses.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended December 31, 2017, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2017 and 2016 awarded to, earned by or paid to our directors and executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles. The footnotes represent cash actually paid.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Charles W. Allen, CEO	2017	235,389	75,000	310,389
	2016	150,000	75,000	225,000
Michal Handerhan, COO	2017	182,792	35,000	217,792
	2016	125,000	50,000	175,000

Employment Agreements with Executive Officers

As a condition to the May 2017 financing, the Company was unable to pay each of its two officers and sole employees, Mr. Allen and Mr. Handerhan, cash compensation, whether in base salary or bonus, in excess of $50,000 per year, including accrued and unpaid salaries, until such time as the Company filed its Form 10-k for the period ending December 31, 2016. That compensation was paid later in 2017.

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

Charles W. Allen

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $245,000. Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Mr. Allen $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Allen the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs.

Michal Handerhan

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two (2) years, subject to renewal, in consideration for an annual salary of $190,000. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay Mr. Handerhan $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Handerhan the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs.

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

A “change of control” for purposes of the Employment Agreements means any of the following: (i) the sale or partial sale of the Company to an un-affiliated person or entity or group of un-affiliated persons or entities pursuant to which such party or parties acquire shares of capital stock of the Company representing at least twenty five (25%) of the fully diluted capital stock (including warrants, convertible notes, and preferred stock on an as converted basis) of the Company; (ii) the sale of the Company to an un-affiliated person or entity or group of such persons or entities pursuant to which such party or parties acquire all or substantially all of the Company’s assets determined on a consolidated basis, or (iii) Incumbent Directors (Mr. Allen and Mr. Handerhan) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the board of directors of the Company.

Additionally, pursuant to the terms of the Employment Agreements, we have entered into an indemnification agreement with each Executive Officer and our Executive Officers’ have insurance with terms in the amount of $2,000,000.

On December 14, 2017, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $75,000 and $35,000, respectively for 2017. The Company further agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $175,000 and $75,000 respectively (the “Contingent Bonus”) which will be deemed earned on the earlier of i) the closing of a merger approved by the Board, ii) the closing of one or many financings in 2018 totaling over $1.25 million in gross proceeds, or iii) the Company having cash and digital assets valued over $1.5 million. Provided further that the Contingent Bonus if deemed earned will only be payable if the Company has at least $1.25 million in cash and digital assets prior to paying the bonuses. The Contingent Bonus are not conditioned upon the continued service of either Mr. Allen or Mr. Handerhan

DIRECTOR COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2017 and 2016 awarded to, earned by or paid to our directors excluding executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles.

Name and Principal Position	Year	All other Compensation ($) (1)	Total ($)
Jonathan Read, Director	2017	33,716	33,716
David Garrity, Director	2017	15,582	15,582

(1)	Our director’s compensation for 2017 was based on the assumption that the planned merger with the Australian company was moving forward. As a result of the termination of the planned merger the Company is reevaluating the level of compensation for it its directors for 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There are no outstanding equity awards issued to our Named Executive Officers as of December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock and C-1 Convertible Preferred Stock as of the date of March 6, 2018: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding voting shares.

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership (1)	Percent of class (1)
Common Stock	Charles W. Allen	1,857,829	*
Common Stock	Michal Handerhan	2,437,627	*
Common Stock	David Garrity	25,045	*
Common Stock	Jonathan Read	0	0%
	All officers and directors as a group (four persons)		1.53%
Series C-1 Convertible Preferred Stock
	Alpha Capital Anstalt – (3) Lettstrasse 32, 9490 Vaduz Principality of Liechtenstein	5,883	9.1%
	Cavalry Fund I LP (4) 61 Kinderkamack Road Woodcliff Lake, NJ 07677	14,707	22.7%
	DiamondRock LLC (5) 425 East 63rd Street New York, NY 10065	14,707	22.7%
	L1Capital Global (6) Opportunities Master Fund Ltd. 135 East 57th Street, Level 23 New York, NY 10022	14,707	22.7%

* Less than 1%

(1)	Percentage ownership of Common Stock only is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of the date of this prospectus, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of the date of this prospectus, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of the date of this prospectus, there were 368,219,169 shares of our Common Stock issued and outstanding. The holders of the outstanding preferred stock are also Selling Shareholders and have blockers which limit their voting and conversion privileges to 4.99% of outstanding Common Stock within the foregoing 60 day periods. The percentages reflect their ownership of each series of preferred stock, which is not subject to any blocker.

(2)	The address of these persons, unless otherwise noted, is c/o BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901.

(3)	Konrad Ackerman has voting and dispositive power over shares held by Alpha Capital Anstalt.

(4)	Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities.

(5)	Neil Rock has voting and dispositive power over shares held by DiamondRock, LLC.

(6)	David Feldman has voting and dispositive power over shares held by L1 Capital Global Opportunities Masterfund Ltd.

(7)	Neil Rock has voting and dispositive power over shares held by DiamondRock G3 LLC.

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

On June 23, 2017, pursuant to the June 3, 2016 Amendment Agreement the Principal Stockholders each received $2,076 in connection with their pro-rata portion of the Payment, which represents the final Payment pursuant to the Amendment Agreement.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCQB quotation system, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither of our directors would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016 we engaged RBSM as our independent auditor. For the years ended December 31, 2017 and 2016, we incurred fees as discussed below:

	2017	2016
Audit Fees	$29,000	$48,655
Tax Fees	5,200	5,200
All Other Fees	-	-
Total	42,300	53,855

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

PART IV

ITEM 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation, as Amended		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16
3.1(d)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	3.1	3/30/17
3.1(f)	Certificate of Designation for Series C Convertible Preferred Stock		8-K	10.1	5/26/17
3.1(g)	Certificate of Designation for Series C-1 Convertible Preferred Stock		8-K	3.1	10/10/17
3.1(h)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock		8-K	3.2	12/7/17
3.1(i)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock		8-K	3.3	12/7/17
3.2	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.3	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
3.4	Articles of Merger		8-K/A	3.1	7/31/15
3.5	Agreement and Plan of Merger		8-K/A	3.2	7/31/15

10.1	Amended Series A Common Stock Purchase Warrant		8-K	10.3	12/7/17
10.2	Amended Additional Common Stock Purchase Warrant		8-K	10.4	12/7/17
10.3	Amended Bonus Common Stock Purchase Warrant		8-K	10.5	12/7/17
10.4	Amended Series B Common Stock Purchase Warrant		8-K	10.6	12/7/17
10.5	Amended Amendment to Securities Agreement		8-K	10.7	12/7/17
10.6	Form of Series B Common Stock Purchase Warrant		8-K	10.1	10/10/17
10.7	Form of Series C-1 Securities Purchase Agreement		8-K	10.2	10/10/17
10.8	Form of Side Letter		8-K	10.3	10/10/17
10.9	Form of Warrant Exercise Agreement, dated as of June 8, 2016		8-K	10.1	6/10/16
10.10	Form of Series A Warrant		8-K	10.2	5/26/17
10.11	Form of Additional Warrant		8-K	10.3	5/26/17
10.12	Form of Bonus Warrant		8-K	10.4	5/26/17
10.13	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17
10.14	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17
10.15	Employment Agreement – Charles Allen	(2)	10-K	10.8	6/23/17
10.16	Employment Agreement – Michael Handerhan	(2)	10-K	10.9	6/23/17
10.17	Settlement Agreement and Note		8-K	10.1	3/23/17
10.18	Form of Note Leak-Out Agreement		8-K	99.1	3/15/17
10.19	Form of January Leak-Out Agreement		8-K	99.2	3/15/17
10.20	Form of April Leak-Out Agreement		8-K	99.3	3/15/17
10.21	Form of January Lock-Up Agreement		8-K	99.4	3/15/17
10.22	Form of April Lock-Up Agreement		8-K	99.5	3/15/17
10.23	Convertible Promissory Note		8-K	10.1	12/9/16
10.24	Securities Purchase Agreement		8-K	10.1	6/7/16
10.25	20% Original Issue Discount Junior Convertible note due December 5, 2016		8-K	10.2	6/7/16
10.26	Security Agreement		8-K	10.3	6/7/16
10.27	Pledge Agreement		8-K	10.4	6/7/16
10.28	Subsidiary Guaranty		8-K	10.5	6/7/16
10.29	Amendment to Subscription Agreement		8-K	10.6	6/7/16
10.30	Securities Escrow Agreement		8-K	10.1	2/22/16
21.1	List of Subsidiaries	(1)
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Filed herein
(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(3)	Furnished herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2018.

BTCS INC.

Date: March 14, 2018	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	March 14, 2018
Charles W. Allen	Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors

/s/ Michal Handerhan	Director	March 14, 2018
Michal Handerhan

/s/ David Garrity	Director	March 14, 2018
David Garrity

/s/ Jonathan Read	Director	March 14, 2018
Jonathan Read

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BTCS Inc. and subsidiary (The “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ RBSM LLP

We have served as the Company’s auditor since 2016.

Henderson, Nevada
March 14, 2018

BTCS Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31,2016

Assets:
Current assets:
Cash	$303,334	$95,068
Digital currencies	616,352	199
Prepaid expense	67,736	-
Total current assets	987,422	95,267

Other assets:
Property and equipment, net	1,235	-
Websites	-	919
Deposits	-	1,885
Total other assets	1,235	2,804

Total Assets	$988,657	$98,071

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$75,997	$770,497
Short term loan	-	45,000
Convertible notes	-	3,283,034
Derivative liabilities	-	23,231,938
Derivative liabilities for shortfall of shares	-	14,915,419
Liquidated Damages Liabilities	-	3,102,750
Total current liabilities	75,997	45,348,638

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 25,877 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively Liquidation preference 0.001 per share	25	-
Series C-1 Convertible Preferred stock: 50,004 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively Liquidation preference 0.001 per share	50	-
Common stock, 975,000,000 shares authorized at 0.001 par value, 363,043,769 and 16,095,929 shares issued and outstanding at December 31, 2017 and 2016, respectively	363,044	16,097
Treasury stock, at cost, 0 and 216,667 shares at December 31, 2017 and 2016, respectively	-	(217)
Additional paid in capital	114,667,080	23,785,756
Accumulated deficit	(114,117,539)	(69,052,203)
Total stockholders’ equity (deficit)	912,660	(45,250,567)

Total Liabilities and stockholders’ equity (deficit)	$988,657	$98,071

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Operations

	For the years ended
	December 31,
	2017	2016
Revenues
E-commerce	$4,480	$1,640
Transaction verification services	-	325,627
Hosting	-	27,945
Total revenues	4,480	355,212

Cost of revenues
Power and mining expenses	(160)	(263,869)
Revaluation of digital currencies	704,946	8,665
Gross profit	709,266	100,008

Operating expenses (income):
General and administrative	1,564,851	1,309,014
Marketing	9,242	10,693
Impairment loss on fixed assets	-	236,585
Total operating expenses	1,574,093	1,556,292

Net loss from operations	(864,827)	(1,456,284)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(39,222,099)	(25,266,593)
Fair value adjustments for convertible notes	(16,849,071)	2,096,700
Fair value adjustments for derivative liability shortfall of shares	-	(14,915,419)
Interest expenses	-	(7,420)
Loss on issuance of Series C Convertible Preferred stock	(2,809,497)	-
Loss on issuance of Series C-1 Convertible Preferred stock	(478,035)	-
Loss on issuance of Units	-	(250,000)
Gain on extinguishment of debt	15,918,867	837,369
Loss from lease termination	(100,696)	-
Liquidated damages	(693,000)	(3,102,750)
Other income	33,022	49,121
Total other expenses	(44,200,509)	(42,808,992)

Net loss	$(45,065,336)	$(44,265,276)

Net loss per share, basic and diluted
Basic and Diluted	$(0.36)	$(4.89)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	123,548,858	9,058,785

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2017 and 2016

	Series B Convertible		Series C Convertible		Series C-1 Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2016	-	$-	-	$-	-	$-	2,841,342	$2,842	(216,667)	$(217)	$21,994,382	$(24,786,927)	$(2,789,920)
Conversion of Senior convertible notes	-	-	-	-	-	-	9,648,662	9,649	-	-	1,703,215	-	1,712,864
Warrant exercise for cash	-	-	-	-	-	-	68,750	69	-	-	91,696	-	91,765
Cashless warrant exercise	-	-	-	-	-	-	3,537,175	3,537	-	-	(3,537)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(44,265,276)	(44,265,276)
Balance December 31, 2016	-	-	-	-	-	-	16,095,929	16,097	(216,667)	(217)	23,785,756	(69,052,203)	(45,250,567)
Issuance of Series C Convertible Preferred Stock and warrants for cash in an offering (net of 3.7 million warrant liability, offset by 2.8 million of loss on issuance of Series C Convertible Preferred Stock)	-	-	79,368	79			-	-	-	-	(79)	-	-
Issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering (net of 1.5 million warrant liability,offset by 478,000 of loss on issuance of Series C-1 Convertible Preferred Stock)	-	-	-	-	64,710	65	-	-	-	-	(65)		-
Issuance of common stock for settlement of debt	-	-	-	-	-	-	833,333	833	-	-	60,834	-	61,667
Issuance of Series B Convertible Preferred Stock in exchange for convertible notes payable	1,160,941	1,160	-	-	-	-	-	-	-	-	74,299,064	-	74,300,224
Conversion of Series B Convertible Preferred stock to common stock	(1,135,064)	(1,135)	-	-	-	-	227,012,800	227,013	-	-	(225,878)	-	-
Conversion of Series C Convertible Preferred Stock to common stock	-	-	(79,368)	(79)	-	-	15,873,600	15,874	-	-	(15,795)	-	-
Conversion of Series C-1 Convertible Preferred Stock to common stock	-	-	-	-	(14,706)	(15)	2,941,200	2,941	-	-	(2,926)	-	-
Issuance of common stock due to Anti-Dilution provision	-	-	-	-	-	-	14,517,352	14,517	-	-	(14,517)	-	-
Cashless warrant exercise	-	-	-	-	-	-	81,856,798	81,857	-	-	12,196,111	-	12,277,968
Management redemption from escrow account	-	-	-	-	-	-	-	-	(400,000)	(400)	400	-	-
Issuance of common stock for services	-	-	-	-	-	-	125,000	125			9,875		10,000
Issuance of common stock as consideration for warrant Amendment	-	-	-	-	-	-	4,400,000	4,400	-	-	435,600		440,000
Reclassification from derivative liability to stockholders’ equity	-	-	-	-	-	-	-	-	-	-	4,138,704	-	4,138,704
Fractional shares adjusted for reverse split	-	-	-	-	-	-	4,424	4	-	-	(4)	-	-
Cancellation of treasury stock	-	-	-	-	-	-	(616,667)	(617)	616,667	617
Net loss	-	-	-	-	-	-	-	-	-	-	-	(45,065,336)	(45,065,336)
Balance December 31, 2017	25,877	$25	-	$-	50,004	$50	363,043,769	$363,044	-	$-	$114,667,080	$(114,117,539)	$912,660

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the years ended
	2017	2016
Net Cash flows used from operating activities:
Net loss	$(45,065,336)	$(44,265,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,169	182,037
Issuance of common stock for services	10,000	-
Issuance of common stock as consideration for warrant Amendment	440,000	-
Change in fair value of digital currencies	(704,946)	(8,665)
Loss on issuance of Units	-	250,000
Fair value adjustments for warrant liabilities	39,222,099	25,266,593
Fair value adjustments for convertible notes	16,849,071	(2,096,700)
Fair value adjustments for derivative liability shortfall of shares	-	14,915,419
Gain on extinguishment of debt	(15,918,867)	(837,369)
Loss from lease termination	100,696	-
Impairment loss related to investment	-	2,250,000
Impairment loss on fixed assets	-	236,585
Loss on sale of fixed assets	-	1,530
Loss on issuance of Series C Convertible Preferred stock	2,809,497	-
Loss on issuance of Series C-1 Convertible Preferred stock	478,035	-
Liquidated damages	693,000	3,102,750
Changes in operating assets and liabilities:
Digital currencies	338,793	25,502
Prepaid expenses and other current assets	(67,736)	8,902
Accounts payable	(673,729)	140,233
Net cash used in operating activities	(1,488,254)	(828,459)

Net cash used in investing activities:
Purchase of property and equipment	(1,485)	(14,582)
Sale of property and equipment, net	-	66,807
Refund of lease deposit	1,885	335,000
Net cash (used in) provided by investing activities	400	387,225

Net cash provided by financing activities:
Net proceeds from exercise of warrant	-	91,765
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	925,115	-
Net proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	825,005	-
Net proceeds from issuance of convertible notes	-	320,002
Payment to settle an investor loan	(54,000)
Net cash provided by financing activities	1,696,120	411,767

Net increase (decrease) in cash	208,266	(29,467)
Cash, beginning of period	95,068	124,535
Cash, end of period	$303,334	$95,068

Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible notes to common stock	$-	$(4,208,546)
Conversion of Series B Convertible Preferred Stock to common stock	$227,013	$-
Conversion of Series C Convertible Preferred Stock to common stock	$15,874	$-
Conversion of Series C-1 Convertible Preferred Stock to common stock	$2,941	$-
Issuance of common stock due to Anti-Dilution provision	$14,517	$-
Cashless warrant exercise	$12,277,968	$3,537
Management redemption from escrow account	$400	$-
Preferred issued for conversion of notes	$1,160	$-
Debt settlement from sale of fixed assets	$-	$22,200
Reclassification between convertible notes and derivative liabilities	$4,138,704	$92,601
Fractional shares adjusted for reverse split	$4	$-
Issuance of Series C-1 Convertible Preferred Stock and warrants in exchange of digital currencies	$250,000	$-
Issuance of Series B Convertible Preferred Stock to settle convertible notes payable	$74,300,224	$-
Issuance of common stock for settlement of debt	$61,667	$-

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business and Recent Developments

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

The Company is an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies. Subject to additional financing, the Company plans to create a portfolio of digital assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire digital assets through open market purchases. Additionally, the Company may acquire digital assets by resuming its transaction verification services business through outsourced data centers and earning rewards in digital assets by securing their respective blockchains.

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

Note 2 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DM. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations since inception using proceeds received from capital contributions made by its officers and proceeds in financing transactions. On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of 79,368 of a new class of Series C Convertible Preferred Stock (“Series C”) and three types of warrants as described below. The 79,368 Series C shares are initially convertible into 15,873,600 shares of common stock. The Series C is convertible at $0.07 per share or approximately $0.063 per share after giving effect to the additional $1,111,111. The Company is subject to a number of customary covenants and a restriction on the incurrence of indebtedness for one year. Within 120 days, the Company agreed to file a registration statement, now pending, which covers the common stock issuable upon exercise of the registrable securities described below. The registration statement covers 47,302,176 shares of common underlying the Series A Warrants, Additional Warrants, and Bonus Warrants. 15,873,600 Series A Warrants exercisable at $0.085 per share over a five-year period; 15,714,288 Additional Warrants exercisable at $0.085 per share over a period which is the earlier of (i) one-year after the effective date of a registration statement covering the warrant shares, or (ii) three years from the date of issuance. The Additional Warrants are callable by the Company for nominal consideration if the common stock trades above $0.17 per share and the daily volume is more than $50,000 for at least 20 trading days; 15,714,288 Bonus Warrants exercisable at $0.17 per share, over a three-year period. The Bonus Warrants are also callable for nominal consideration but the threshold price is more than $0.30 per share. The total gross proceeds raised were $1 million, with net proceeds of $925,114, after deducting the offering expenses. All of these securities, excluding the Bonus Warrants, are subject to price protection. On October 10, 2017, the Company entered into a Securities Purchase Agreement with four investors who committed $750,000 in cash and $250,000 in bitcoin in exchange for a new class of Series C-1 Convertible Preferred Stock (the “Series C-1”) and Series B Warrants exercisable at $0.135 per share. The Series C-1 is initially convertible into shares of the Company’s common stock at an effective price $0.085 per share. Both the Series C-1 and Series B Warrants are subject to adjustment in the event of future sales of the Company’s equity securities or common stock equivalents at a lower price, subject to elimination of the price protection on the Exchange Date. On October 24, 2017, upon filing its Form 10-Q for the six months ended June 30, 2017, the Company received an additional investment of $100,000 in the October Financing from a new investor who acquired shares of Series C-1 and Series B Warrants. The total gross proceeds raised were $1.1 million, with net proceeds of $825,005, after deducting the offering expenses.

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $1.5 million of cash in its operating activities for the year ended December 31, 2017. The Company incurred $45.1 million net loss for the year ended December 31, 2017. The Company had cash of approximately $303,000 and a working capital of approximately $0.9 million at December 31, 2017. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Note 4 - Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of December 31, 2017 and 2016, the Company had $303,000 and $95,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2017 and 2016, the Company had $53,000 and $0 in excess of the FDIC insured limit, respectively.

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

Property and Equipment

Property and equipment consists of leasehold improvements, computer, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Due to the financial nature of the Company, the Company impaired all fixed assets and recorded an approximately $237,000 impairment charge in June 2016.

Intangible Asset

The Company has applied the provision of ASC topic 350-50-50 Intangible - Goodwill and Other/Website Development Costs, in accounting for its costs incurred to purchase its website. Capitalized website costs are being amortized by the straight-line method over an estimated useful life of three (3) years. Amortization cost was approximately $900 and $5,000 for the years ended December 31, 2017 and 2016, respectively.

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

Transaction Verification Servers

Our material revenue stream is related to the mining of digital currencies. The Company derives its revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin and Ethereum, commonly termed “crypto- currency mining.” In consideration for these services, the Company receives digital currency (“Coins”). The Coins are recorded as revenue, using the average spot price of digital currencies on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of Coins are recorded as a component of cost of revenues in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are also recorded as cost of revenues.

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 605, Revenue Recognition, including the stage of completion being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to approximately $9,000 and $11,000 for the years ended December 31, 2017 and 2016, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2017 and 2016 because their effect was anti-dilutive:

	As of December 31,
	2017	2016
Warrants to purchase common stock	62,064,634	268,788,732
Convertible notes	-	50,198,041
Favored Nations	-	108,747,774
Series B Convertible Preferred stock	5,175,400	-
Series C-1 Convertible Preferred stock	10,000,800	-
Total	77,240,834	427,734,547

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2017. Accordingly, all issuances of preferred stock are presented as a component of consolidated stockholders’ equity.

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

The Company has evaluated its convertible preferred stock conversion component of the Private Placement and determined it should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of its convertible preferred stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that its convertible preferred stock is an “equity host,” the embedded conversion feature is not considered a derivative liability.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on June 30, 2017. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2014-15 will not have an impact on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2015-17 will not have an impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-09 will not have an impact on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-10 will not have an impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

Note 5 - Stockholders’ Equity

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

On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,000 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”). After giving effect to the Note Offer the Company no longer has any Senior Notes, Junior Notes or Convertible Notes outstanding. The Note Offer also provided the Note Holders with a three month right of first refusal to participate in the Company’s next financing and a one year participation right with respect to the Company next fully underwritten offering.

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

On March 9, 2017, as a result of the Note Offer (described in Note 7) becoming effective, a securities exchange offer made to the Company’s April 19, 2015 investors (the “April Offer”) was accepted by certain of those investors (the “April Investors”). Pursuant to the April Offer, the April Investors agreed to exchange i) 20,110,699 shares of Common Stock owed pursuant to the favored nations provision of the April 19, 2015 subscription agreement (the “April Agreement”), and ii) 28,154,980 warrants owed pursuant to the favored nations provision of the April Agreement for 104,391 shares of Preferred. As a result of the Note Offer, the January Offer and April Offer the Company issues a total of 1,160,941 shares of Preferred.

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

On October 10, 2017, the Company entered into a Securities Purchase Agreement with four investors who committed $750,000 in cash and $250,000 in bitcoin in exchange for a new class of Series C-1 Convertible Preferred Stock (the “Series C-1”) and Series B Warrants exercisable at $0.135 per share (the “October Financing”). The Series C-1 is initially convertible into shares of the Company’s common stock at an effective price $0.085 per share. Both the Series C-1 and Series B Warrants are subject to adjustment in the event of future sales of the Company’s equity securities or common stock equivalents at a lower price, subject to elimination of the price protection on the Exchange Date. The Company subsequently received another $100,000 from an institutional investor which was held in escrow until the filing of the 10-Q.

Between March 15, 2017 and December 19, 2017, the Company issued 81,856,798 shares of Common Stock for the cashless exercise of 111,244,318 warrants.

Between March 28, 2017 and December 31, 2017, the Company issued 227,012,800 shares of Common Stock upon the conversion of 1,135,064 shares of Series B Convertible Preferred stock.

Between November 27, 2017 and November 29, 2017, the Company issued 15,873,600 shares of Common Stock upon the conversion of 79,368 shares of Series C Convertible Preferred stock.

On November 27, 2017, the Company issued 2,941,200 shares of Common Stock upon the conversion of 14,706 shares of Series C-1 Convertible Preferred stock.

On December 7, 2017, the Company entered into an Amendment to Securities Agreement with the holders of a majority of the Company’s outstanding Convertible Preferred Stock Series C-1 amending the terms of the Company’s May 2017 Securities Purchase Agreement, the Company’s October 2017 Securities Purchase Agreement (the “October SPA”), the Certificate of Designations, Preferences, and Rights of the Series C-1 Convertible Preferred Stock, and the terms of the Series A Warrants, Additional Warrants, Bonus Warrants, and Series B Warrants. The Company issued, on a pro-rata basis to the subscribers of the October SPA a total of 4,400,000 shares of common stock of the Company.

The sales of unregistered securities of our Company subsequent to the year ended December 31, 2017 are summarized below:

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2017 and 2016:

Number of Warrants
Outstanding as of December 31, 2015	486,723
Ratchet warrants issued due to price reset	271,641,648
Cashless warrant exercise	(3,270,888)
Warrants exercise for cash	(68,750)
Outstanding as of December 31, 2016	268,788,733
Issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	47,302,176
Issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	12,942,000
Issuance of Series B Convertible Preferred Stock in exchange for convertible notes payable and warrants	(163,178,007)
Ratchet warrants issued due to price reset	7,454,050
Cashless warrant exercise	(111,244,318)
Outstanding as of December 31, 2017	62,064,634

Note 6 - Notes Payable

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2017 and 2016:

Fair value measured at December 31, 2017
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$616,352	$616,352	-	-

Liabilities
Derivative liabilities	$-	-	-	$-

	Fair value measured at December 31, 2016
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199	$199	-	-

Liabilities
Derivative liabilities	$23,231,938	-	-	$23,231,938
Derivative liabilities for shortfall of shares	14,915,419	-	-	14,915,419
Convertible notes inclusive of derivative liabilities	3,283,034	-	-	3,283,034

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Level 1 Valuation Techniques

The fair values of Level 1 digital currencies are determined using the equivalency rate of bitcoins to USD from various exchanges including, Bitstamp, Kraken and Coinbase. The equivalency rate obtained from these sources represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 financial assets that are measured at fair value on a recurring basis:

Digital Currency at fair value - January 1, 2017	$199
Issuance of Series C-1 Convertible Preferred Stock and warrants in exchange of digital currencies	250,000
Change in fair value of digital currencies	704,946
Purchase and sale of digital currencies	(338,793)
Digital Currency at fair value - December 31, 2017	$616,352

Level 3 Valuation Techniques

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

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2017 and 2016:

Derivative liabilities balance - January 1, 2016	$3,794,153
Change in fair value of derivative liability	(5,921,409)
Reclassification from derivative	92,601
Fair value adjustments for warrant liabilities	25,266,593
Derivative liabilities balance - December 31, 2016	$23,231,938
Conversion of warrant liabilities	(51,325,017)
Fair value adjustments for warrant liabilities	39,222,099
Cashless warrant exercise	(12,277,968)
Loss on issuance of Series C Convertible Preferred stock	2,809,497
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	925,115
Loss on issuance of Series C-1 Convertible Preferred stock	478,035
Net cash proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	825,005
Net digital currency proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	250,000
Reclassification between convertible notes and derivative liabilities	(4,138,704)
Derivative liabilities balance - December 31, 2017	-

Derivative liabilities for shortfall of shares balance - January 1, 2016	$-
Change in fair value of derivative liability shortfall of shares	14,915,419
Derivative liabilities for shortfall of shares balance - December 31, 2016	$14,915,419
Conversion of shortfall shares liabilities	(14,915,419)
Derivative liabilities for shortfall of shares balance - December 31, 2017	$-

Convertible notes at fair value - January 1, 2016	$1,781,156
Addition of convertible notes	320,002
Conversion of notes into common stock	4,208,546
Gain on extinguishment of debt	(837,369)
Change in fair value of convertible notes (including OID discount)	(2,096,700)
Reclassification to derivative liability	(92,601)
Convertible notes at fair value - December 31, 2016	$3,283,034
Conversion of convertible notes	(20,132,105)
Change in fair value of convertible notes (including OID discount)	16,849,071
Convertible notes at fair value - December 31, 2017	$-

The Company’s derivative liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2017 is as follows:

Warrant Liabilities

Date of valuation	March 2, 2017	May 24, 2017	December 7, 2017	December 31, 2016
Strike Price	0.025 - 18.000	0.085	0.025 - 0.085	0.03 - 60.0
Volatility	186.7% - 208.3%	210.10% - 254.70%	255.89% - 465.94%	118% - 230%
Risk-free interest rate	1.25% - 1.83%	1.24% - 1.79%	1.67% - 2.14%	0.35% - 2.23%
Contractual life (in years)	1.79 to 3.79	1.52 to 5.00	0.98 to 4.88	0.10 to 3.96
Dividend yield (per share)	0	0	0	0

Senior Convertible Notes at Fair Value

Date of valuation	March 2, 2017	December 31, 2016
Strike Price	0.32	0.0252
Volatility	267.8%	300.42% - 328.04%
Risk-free interest rate	0.68%	0.51% - 0.63%
Dividend yield (per share)	0	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

Note 8 - Employment Agreements

Charles W. Allen

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

Pursuant to the June 3, 2016 Amendment Agreement (as defined in Note 5) the Principal Stockholders each received $86 in connection with their pro-rata portion of the Payment (as defined in Note 5). In April 2015, the Principal Stockholders each subscribed for $20,000 in the Subscription Agreement (as defined in Note 5) for an aggregate of $40,000.

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

Note 10 - Commitments and Contingencies

On May 28, 2015 the Company entered an operating sub-lease agreement ending on May 31, 2016 for its headquarters in Arlington, Virginia. Prepaid expenses include $12,000 of fixed minimum lease payment that was prepaid through May 31, 2016. The sub-lease was subsequently extended on a month-to-month basis for $500 per month from June 1, 2016 through December 31, 2016. After December 31, 2016 the Company was not party to any lease agreements for corporate office space and its employees have been working virtually. The Company is paying each of Mr. Allen and Mr. Handerhan $1,000 per month to cover out of pocket expenses associated with phone, internet and office space.

Note 11 - North Carolina Facility

On July 20, 2016, DM suspended its North Carolina transaction verification services facility operations. The recent reduction in the block reward from 25 bitcoins to 12.5 bitcoins, often referred to as the halving, coupled with the facilities cooling system failing, has resulted in DM being unable to meet certain of its financial commitments. The Company subsequently ceased operations at DM.

On August 8, 2016, DM discovered that its facility in North Carolina was broken into and certain of its equipment and approximately 165 Bitmain transaction verification servers leased from CSC were stolen. The value of the stolen equipment owned by the Company did not appear to be material. The Company reported the theft to local authorities as well its insurance company regarding next steps. The Company received payment from the insurance company in the amount of approximately $85,000 and has assigned the payment to the benefit of CSC as part of the settlement agreement with CSC the Company’s equipment finance provider which owned the stolen serves.

On September 1, 2016, DM gave cancelation notice to the landlord with respect to the Lease of its North Carolina facility.

Note 12 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2017 and 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $1 million dollars exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are comprised of the following:

	As of December 31,
	2017	2018
Deferred tax assets:
Net-operating loss carryforward	$1,385,309	$2,430,727
Other	-	1,478

Total Deferred Tax Assets	1,385,309	2,432,215
Valuation allowance	(1,385,309)	(2,432,215)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $5 million which expires in 2037. Prior to the merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2017. The valuation allowance decreased by approximately $1.0 million as of December 31, 2017. The valuation allowance decreased by approximately $1.0 million as of December 31, 2017, generally do to a decrease in the tax rate applied based upon the “Tax Act”.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2017	2016
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.4)%	(5.4)%
Federal tax rate change	11.9%	-
Other	39.7%	-
Change in Valuation Allowance	(12.2)%	39.4%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2017.

Note 13 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

