Form 10-Q
period 2018-03-31
BTCS Inc.
filed 2018-05-14
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2018, there were 372,337,169 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Readers should review our risk factors in our filings with the Securities and Exchange Commission including our Form 10-K filed on March 14, 2018.

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Current assets:
Cash	$167,037	$303,334
Digital currencies	199,920	616,352
Prepaid expense	73,844	67,736
Total current assets	440,801	987,422

Other assets:
Property and equipment, net	1,113	1,235
Total other assets	1,113	1,235

Total Assets	$441,914	$988,657

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$30,395	$75,997
Total current liabilities	30,395	75,997

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 0 and 25,877 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; Liquidation preference 0.001 per share	-	25
Series C-1 Convertible Preferred stock: 50,004 shares issued and outstanding at at March 31, 2018 and December 31, 2017; Liquidation preference 0.001 per share	50	50
Common stock, 975,000,000 shares authorized at 0.001 par value, 368,219,169 and 363,043,769 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	368,219	363,044
Additional paid in capital	114,661,930	114,667,080
Accumulated deficit	(114,618,680)	(114,117,539)
Total stockholders’ equity	411,519	912,660

Total Liabilities and stockholders’ equity	$441,914	$988,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenues
E-commerce	$-	$3,181
Total revenues	-	3,181

Operating expenses (income):
General and administrative	255,661	179,386
Marketing	1,485	60
Total operating expenses	257,146	179,446

Net loss from operations	(257,146)	(176,265)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(33,172,886)
Fair value adjustments for convertible notes	-	(16,849,071)
Gain on extinguishment of debt	-	15,873,067
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Revaluation of digital currencies	(180,816)	-
Realized loss on sale of digital currencies	(63,179)	-
Total other expenses	(243,995)	(35,019,279)

Net loss	$(501,141)	$(35,195,544)

Net loss per share, basic and diluted
Basic and Diluted	$(0.00)	$(1.78)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	368,219,169	19,730,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Net Cash flows used from operating activities:
Net loss	$(501,141)	$(35,195,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	122	919
Change in fair value of digital currencies	180,816	-
Fair value adjustments for warrant liabilities	-	33,172,886
Fair value adjustments for convertible notes	-	16,849,071
Realized loss on sale of digital currencies	63,179	-
Gain on extinguishment of debt	-	(15,873,067)
Loss from lease termination	-	177,389
Liquidated damages	-	693,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,108)	-
Accounts payable	(45,602)	84,619
Net cash used in operating activities	(308,734)	(90,727)

Net cash used in investing activities:
Proceeds from sale of digital currencies	172,437	-
Net cash (used in) provided by investing activities	172,437	-

Net decrease in cash	(136,297)	(90,727)
Cash, beginning of period	303,334	95,068
Cash, end of period	$167,037	$4,341

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$5,175	$6,340
Issuance of common stock due to Anti-Dilution provision	$-	$14,517
Cashless warrant exercise	$-	$4,534
Management redemption from escrow account	$-	$400
Preferred issued for conversion of notes	$-	$1,160
Fractional shares adjusted for reverse split	$-	$4
Issuance of common stock for settlement of debt	$-	$90,168,290
Preferred converted to Common Stock	$-	$(32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

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

The Company is an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies. Subject to additional financing, the Company plans to create a portfolio of Digital Assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire Digital Assets through open market purchases. The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. The Company will carefully review its purchases of Digital Securities to avoid violating the Investment Company Act of 1940 (the “1940 Act”) and seek to reduce potential liabilities under the federal securities laws.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2017.

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the three months ended March 31, 2018. The Company incurred $0.5 million net loss for the three months ended March 31, 2018. The Company had cash of approximately $0.17 million, digital currencies of approximately $0.2 million and a working capital of approximately $0.4 million at March 31, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

BTCS Inc. and Subsidiary

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

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2017 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BTCS Digital Manufacturing. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. As of March 31, 2018, and December 31, 2017, the Company had approximately $167,000 and $303,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Net Loss per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s convertible preferred stock and warrants. Diluted loss per share excludes the shares issuable upon the conversion of preferred stock and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2018 and 2017 because their effect was anti-dilutive:

	As of March 31,
	2018	2017
Warrants to purchase common stock	62,064,634	105,610,725
Series B Convertible Preferred stock	-	225,848,200
Series C-1 Convertible Preferred stock	10,000,800	-
Total	72,065,434	331,458,925

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, equity or cash flows.

Note 5 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2018 and December 31, 2017:

	Fair value measured at March 31, 2018
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$199,920	$199,920	-	-

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$616,352	$616,352	-	-

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2018.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 financial assets that are measured at fair value on a recurring basis:

Digital currenciess at fair value - January 1, 2018	$616,352
Realized loss on sale of digital currencies	(63,179)
Change in fair value of digital currencies	(180,816)
Proceeds from sale of digital currencies	(172,437)
Digital Currency at fair value - March 31, 2018	$199,920

Note 6 - Stockholders’ Equity

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

Note 7 - Subsequent Events

On April 4, 2018, the Company approved the sale and transfer of all 100 issued and outstanding shares of the Company’s super voting Series A Preferred Stock (the “Series A”). Charles Allen, the Company’s Chief Executive Officer, sold all 100 shares of the Series A to David Garrity, one of the Company’s directors.

During April 2018 the Company issued 4,118,000 shares of Common Stock upon the conversion of 20,590 shares of Series C-1 Convertible Preferred stock.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018.

Overview

Subject to additional financing, the Company plans to create a portfolio of Digital Assets including bitcoin and other “protocol tokens” to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire Digital Assets through open market purchases. The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. The Company will carefully review its purchases of Digital Securities to avoid violating the Investment Company Act of 1940 (the “1940 Act”) and seek to reduce potential liabilities under the federal securities laws.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table reflects our operating results for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,
	2018	2017
Revenues
E-commerce	$-	$3,181
Total revenues	-	3,181

Operating expenses (income):
General and administrative	255,661	179,386
Marketing	1,485	60
Total operating expenses	257,146	179,446

Net loss from operations	(257,146)	(176,265)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(33,172,886)
Fair value adjustments for convertible notes	-	(16,849,071)
Gain on extinguishment of debt	-	15,873,067
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Revaluation of digital currencies	(180,816)	-
Realized loss on sale of digital currencies	(63,179)	-
Total other expenses	(243,995)	(35,019,279)

Net loss	$(501,141)	$(35,195,544)

Revenues

Revenues for the three months ended March 31, 2018 and 2017 were approximately $0 and $3,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website, through fees earned from our transaction verification service business, and fees charged for hosting services.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were approximately $257,000 and $179,000, respectively. The increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses.

Other Expenses

Other expense for the three months ended March 31, 2018 and 2017 was approximately $0.2 million and $35.0 million, respectively. The decrease in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $33.2 million, fair value adjustments for convertible notes of $16.8 million and is partially offset by gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net Loss

Net loss for the three months ended March 31, 2018 was approximately $0.5 million, net loss for the three months ended March 31, 2017 was approximately $35.2 million, respectively. The decrease in net loss for the three months ended March 31, 2018 resulted primarily from fair value adjustments for warrant liabilities of $33.2 million, fair value adjustments for convertible notes of $16.8 million, partially offset by gain on extinguishment of debt of $15.9 million.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2018 was primarily driven by a $0.5 million net loss, partially offset by $0.2 million of change in fair value of digital currencies.

Net cash used in operating activities was approximately $91,000 for the three months ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2017 was primarily driven by a $35.2 million net loss and gain on extinguishment of debt of $15.9 million, offset by $33.2 million of fair value adjustment for warrant liabilities and $16.8 million of fair value adjustment for convertible notes.

Net Cash from Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2018. The cash provided by investing activities for the three months ended March 31, 2018, primarily resulted from approximately $0.2 million net proceeds from sale of digital currencies.

Net cash provided by investing activities was $0 for the three months ended March 31, 2017.

Net Cash from Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2018 and 2017.

Liquidity

On March 31, 2018, we had current assets of approximately $0.4 million and current liabilities of approximately $30,000, rendering a working capital of approximately $0.4 million.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.1 million of cash in its operating activities for the three months ended March 31, 2018. The Company incurred a $0.5 million net loss for the three months ended March 31, 2018. The Company had cash of approximately $0.2 million and working capital of approximately $0.4 million at March 31, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying condensed consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding (non-financing related) revenue. While we continue to implement the business strategy, we intend to finance our activities through:

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 4 to the Unaudited Condensed Consolidated Financial Statements.

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

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K filed on March 14, 2018, as it may be amended. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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
May 14, 2018
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-K	3/31/11	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	8-K	3/25/13	3.1
3.1(b)	Amendment No. 2 to Articles of Incorporation	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment filed February 13, 2017	8-K	2/16/17	3.1
3.1(d)	Certificate of Designation-Series C	8-K	5/26/17	10.1
3.1(e)	Certificate of Designation-Series C-1	8-K	10/10/17	3.1
3.2	Bylaws	S-1	5/29/08	3.2
10.1	Form of Series A Warrant	8-K	5/26/17	10.2
10.2	Form of Additional Warrant	8-K	5/26/17	10.3
10.3	Form of Bonus Warrant	8-K	5/26/17	10.4
10.4	Form of Registration Rights Agreement dated May 23, 2017	8-K	5/26/17	10.5
10.5	Form of Securities Purchase Agreement dated May 23, 2017	8-K	5/26/17	10.6
10.6	Employment Agreement - Charles Allen*	10-K	6/23/17	10.8
10.7	Employment Agreement - Michael Handerhan*	10-K	6/23/17	10.9
10.8	Form of Series B Warrant	8-K	10/10/17	10.1
10.9	Form of Series C-1 Securities Purchase Agreement	8-K	10/10/17	10.2
10.10	Form of Side Letter	8-K	10/10/17	10.3
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

