Form 10-Q
period 2018-06-30
BTCS Inc.
filed 2018-07-23
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 19, 2018, there were 372,337,169 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Current assets:
Cash	$32,440	$303,334
Digital currencies	139,655	616,352
Prepaid expense	68,333	67,736
Total current assets	240,428	987,422

Other assets:
Property and equipment, net	3,388	1,235
Total other assets	3,388	1,235

Total Assets	$243,816	$988,657

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$69,067	$75,997
Total current liabilities	69,067	75,997

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 0 and 25,877 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; Liquidation preference 0.001 per share	-	25
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at June 30, 2018 and December 31, 2017; Liquidation preference 0.001 per share	29	50
Common stock, 975,000,000 shares authorized at 0.001 par value, 372,337,169 and 363,043,769 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	372,337	363,044
Additional paid in capital	114,657,833	114,667,080
Accumulated deficit	(114,855,450)	(114,117,539)
Total stockholders’ equity	174,749	912,660

Total Liabilities and stockholders’ equity	$243,816	$988,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
E-commerce	$-	$358	$-	$3,539
Total revenues	-	358	-	3,539

Operating expenses (income):
General and administrative	234,131	215,022	489,792	394,408
Marketing	1,485	80	2,970	140
Total operating expenses	235,616	215,102	492,762	394,548

Net loss from operations	(235,616)	(214,744)	(492,762)	(391,009)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	1,485,813	-	(31,687,073)
Fair value adjustments for convertible notes	-	-	-	(16,849,071)
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)	-	(2,809,497)
Gain on extinguishment of debt	-	(6,870)	-	15,866,197
Gain on settlement of derivative liability	-	2,136,971	-	2,136,971
Loss from lease termination	-	-	-	(177,389)
Liquidated damages	-	-	-	(693,000)
Revaluation of digital currencies	(12,419)	-	(193,235)	-
Realized gain (loss) on sale of digital currencies	11,265	-	(51,914)	-
Total other (expense) income	(1,154)	806,417	(245,149)	(34,212,862)

Net (loss) income	$(236,770)	$591,673	$(737,911)	$(34,603,871)

Net loss per share, basic and diluted
Basic and Diluted	$(0.00)	$0.01	$(0.00)	$(0.80)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	371,326,525	66,171,066	369,781,431	43,079,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2018	2017
Net Cash flows used from operating activities:
Net loss	$(737,911)	$(34,603,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	445	920
Issuance of common stock for services	-	10,000
Change in fair value of digital currencies	193,235	-
Fair value adjustments for warrant liabilities	-	31,687,073
Fair value adjustments for convertible notes	-	16,849,071
Realized loss on sale of digital currencies	51,914	-
Gain on extinguishment of debt	-	(15,866,197)
Loss from lease termination	-	177,389
Loss on issuance of Series C Convertible Preferred stock	-	2,809,497
Gain on settlement of derivative liability	-	(2,136,971)
Liquidated damages	-	693,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(597)	(28,019)
Accounts payable	(6,930)	(539,313)
Net cash used in operating activities	(499,844)	(947,421)

Net cash provided by (used in) investing activities:
Proceeds from sale of digital currencies	231,548	-
Purchase of property and equipment	(2,598)	(1,484)
Net cash provided by (used in) investing activities	228,950	(1,484)

Net cash provided by financing activities:
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	-	925,114
Payment to settle an investor loan	-	(54,000)
Net cash provided by financing activities	-	871,114

Net decrease in cash	(270,894)	(77,791)
Cash, beginning of period	303,334	95,068
Cash, end of period	$32,440	$17,277

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$5,175	$32,403
Conversion of Series C-1 Convertible Preferred Stock to common stock	$4,118	$-
Issuance of common stock due to Anti-Dilution provision	$-	$14,517
Cashless warrant exercise	$-	$24,628
Management redemption from escrow account	$-	$400
Fractional shares adjusted for reverse split	$-	$4
Issuance of common stock for settlement of debt	$-	$90,168,290
Preferred converted to Common Stock	$-	$(162)
Preferred issued for conversion of notes	$-	$1,160

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

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors and/or blockchain, subject to the limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry. We do not intend to operate outside of the Digital Asset and blockchain industries.

The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws, or can only be sold to accredited investors in the United States. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. The Company will carefully review its purchases of Digital Securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws.

Digital asset blockchains are typically maintained by a network of participants which run servers which secure their blockchain. The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2017.

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.5 million of cash in its operating activities for the six months ended June 30, 2018. The Company incurred $0.7 million net loss for the six months ended June 30, 2018. The Company had cash of approximately $32,000, digital currencies of approximately $0.14 million and a working capital of approximately $0.2 million at June 30, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BTCS Digital Manufacturing. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had approximately $32,000 and $303,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Digital Currencies Translations and Remeasurements

The Company accounts for digital currencies, which it considers to be an asset, at their initial cost and subsequently remeasures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss. The Company currently classifies digital currencies as a current asset.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2018 and 2017 because their effect was anti-dilutive:

	As of June 30,
	2018	2017
Warrants to purchase common stock	62,064,634	122,418,645
Series B Convertible Preferred stock	-	199,785,600
Series C-1 Convertible Preferred stock	5,882,800	15,873,600
Total	67,947,434	338,077,845

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Because the Company doesn’t have any customer contracts as of January 1, 2018, the adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial position, results of operations, equity or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 5 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2018 and December 31, 2017:

	Fair value measured at June 30, 2018
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$139,655	$139,655	-	-

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$616,352	$616,352	-	-

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2018.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 financial assets that are measured at fair value on a recurring basis:

Digital currencies at fair value - January 1, 2018	$616,352
Realized loss on sale of digital currencies	(51,914)
Change in fair value of digital currencies	(193,235)
Proceeds from sale of digital currencies	(231,548)
Digital Currency at fair value - June 30, 2018	$139,655

Note 6 - Stockholders’ Equity

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

On April 20, 2018, the Company issued 392,200 shares of Common Stock upon the conversion of 1,961 shares of Series C-1 Convertible Preferred stock.

On April 4, 2018, the Company issued 1,176,600 shares of Common Stock upon the conversion of 5,883 shares of Series C-1 Convertible Preferred stock.

On April 4, 2018, the Company issued 2,549,200 shares of Common Stock upon the conversion of 12,746 shares of Series C-1 Convertible Preferred stock.

Note 7 - Subsequent Events:

None

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

Overview

We are an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies. To our knowledge, we are one of a few public companies intending to acquire both Digital Assets and a controlling interest in one or more businesses in the Digital Asset and blockchain industries.

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors and/or blockchain, subject to the limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry. We do not intend to operate outside of the Digital Asset and blockchain industries.

The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws, or can only be sold to accredited investors in the United States. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. The Company will carefully review its purchases of Digital Securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws.

Digital asset blockchains are typically maintained by a network of participants which run servers which secure their blockchain. The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Blockchain Technology and Digital Asset Initiatives

We are also focused on Digital Assets and blockchain technologies. Subject to additional financing, we plan to continue to evaluate other strategic opportunities including acquiring controlling interests in business in this rapidly evolving sector in an effort to enhance shareholder value.

Even though the prices of Digital Assets have fallen substantially and there remains some regulatory uncertainty, we believe that businesses using blockchain technology and those involved with Digital Assets such as bitcoin and ether, offer upside opportunity and are the types of opportunities that we may pursue.

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which (i) align with our business model of acquiring Digital Assets or acquiring a controlling interest in one or more blockchain technology related business ventures, and (ii) have sufficient capital to provide working capital and cover public company expenses. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer who regularly communicates with Mr. David Garrity, one of our independent directors who is also seeking acquisition targets.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table reflects our operating results for the three months ended June 30, 2018 and 2017:

	For the three months ended
	June 30,
	2018	2017
Revenues
E-commerce	$-	$358
Total revenues	-	358

Operating expenses (income):
General and administrative	234,131	215,022
Marketing	1,485	80
Total operating expenses	235,616	215,102

Net loss from operations	(235,616)	(214,744)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	1,485,813
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Gain on extinguishment of debt	-	(6,870)
Gain on settlement of derivative liability	-	2,136,971
Revaluation of digital currencies	(12,419)	-
Realized gain (loss) on sale of digital currencies	11,265	-
Total other (expense) income	(1,154)	806,417

Net loss	$(236,770)	$591,673

Revenues

Revenues for the three months ended June 30, 2018 and 2017 were approximately $0 and $400, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 were approximately $236,000 and $215,000, respectively. The increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses.

Other (Expenses) Income

Other expense for the three months ended June 30, 2018 was approximately $1,000 and other income for the three months ended June 30, 2017 was approximately $806,000. The decrease in other income over the prior year primarily relates to decrease in fair value adjustments for warrant liabilities of $1.5 million, decrease in gain on settlement of derivative liability of $2.1 million, and is offset by decrease in loss on issuance of Series C Convertible Preferred stock of $2.8 million.

Net (Loss) Income

Net (loss) income for the three months ended June 30, 2018 and 2017 was approximately $(0.2) million and $0.6 million, respectively. The decrease in other income over the prior year primarily relates to decrease in fair value adjustments for warrant liabilities of $1.5 million, decrease in gain on settlement of derivative liability of $2.1 million, and is offset by decrease in loss on issuance of Series C Convertible Preferred stock of $2.9 million.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table reflects our operating results for the six months ended June 30, 2018 and 2017:

	For the six months ended
	June 30,
	2018	2017
Revenues
E-commerce	$-	$3,539
Total revenues	-	3,539

Operating expenses (income):
General and administrative	489,792	394,408
Marketing	2,970	140
Total operating expenses	492,762	394,548

Net loss from operations	(492,762)	(391,009)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(31,687,073)
Fair value adjustments for convertible notes	-	(16,849,071)
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Gain on extinguishment of debt	-	15,866,197
Gain on settlement of derivative liability	-	2,136,971
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Revaluation of digital currencies	(193,235)	-
Realized gain (loss) on sale of digital currencies	(51,914)	-
Total other expense (income)	(245,149)	(34,212,862)

Net loss	$(737,911)	$(34,603,871)

Revenues

Revenues for the six months ended June 30, 2018 and 2017 were approximately $0 and $4,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and 2017 were approximately $493,000 and $395,000, respectively. The increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses.

Other Expenses

Other expense for the three months ended June 30, 2018 and 2017 was approximately $0.2 million and $34.2 million, respectively. The decrease in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $31.7 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net Loss

Net loss for the six months ended June 30, 2018 and 2017 was approximately $0.7 million and $34.6 million, respectively. The decrease in net loss for the six months ended June 30, 2018 resulted primarily from increases in fair value adjustments for warrant liabilities of $31.7 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $15.9 million.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.5 million for the six months ended June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2018 was primarily driven by a $0.7 million net loss, partially offset by $0.2 million of change in fair value of digital currencies.

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

Net Cash from Investing Activities

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2018. The cash provided by investing activities for the six months ended June 30, 2018, primarily resulted from approximately $0.2 million net proceeds from sale of digital currencies, partially offset by $2,600 for purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $1,500 for purchase of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2018.

Net cash provided by financing activities was approximately $871,000 for the six months ended June 30, 2017. On May 25, 2017, we received a net $925,114 from four institutional investors in exchange for the issuance of a new class of Series C Convertible Preferred Stock and three types of warrants. We also paid a note holder $54,000 to settle the 2% Promissory Note issued on January 19, 2015.

Liquidity

On June 30, 2018, we had current assets of approximately $0.2 million and current liabilities of approximately $69,000, rendering a working capital of approximately $0.2 million.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.5 million of cash in its operating activities for the six months ended June 30, 2018. The Company incurred a $0.7 million net loss for the six months ended June 30, 2018. The Company had cash of approximately $32,000 and working capital of approximately $0.2 million at June 30, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

On April 20, 2018, the Company issued 392,200 shares of Common Stock upon the conversion of 1,961 shares of Series C-1 Convertible Preferred stock.

On April 4, 2018, the Company issued 1,176,600 shares of Common Stock upon the conversion of 5,883 shares of Series C-1 Convertible Preferred stock.

On April 4, 2018, the Company issued 2,549,200 shares of Common Stock upon the conversion of 12,746 shares of Series C-1 Convertible Preferred stock.

The Company did not receive any proceeds from the aforementioned conversion of preferred stock.

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
July 23, 2018
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

