Form 10-K/A
period 2017-12-31
BTCS Inc.
filed 2018-10-12
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock of $0.15 on June 30, was approximately $12,554,882. As of October 11, 2018, the registrant had 372,605,986 shares of Common Stock outstanding.

EXPLANATORY NOTE

This is Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original Filing”) by BTCS Inc. (the “Company”, “we”, “us”, or “our”). The purpose of this amendment is to correct errors in the Company’s previously issued financial statements for the period ended December 31, 2017 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment.

This Amendment No. 1 updates all of the information contained in the Original Filing except the financial tables and other matters required to speak as of December 31, 2017.

BTCS INC.

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

“SEC” — The US Securities and Exchange Commission.

“Securities Act” — The Securities Act of 1933, as amended.

“SIPC” — The Securities Investor Protection Corporation.

“Transaction Verification Services” — Is equivalent to Mining.

“Warrants” refers to the Series A Warrants, Additional Warrants, Bonus Warrants, Series B Warrants, and Series C Warrants.

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

OUR BUSINESS

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors and/or blockchain, subject to the limitations contained within this Amendment No. 1 regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry as further described in this Amendment No. 1. We do not intend to operate outside of the Digital Asset and blockchain industries.

The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws or can only be sold to accredited investors in the United States. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. The Company will carefully review its purchases of Digital Securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws. See “Risk Factors” at page 17 and “Business” at pages 4-16.

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

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which (i) align with our business model of acquiring Digital Assets or acquiring a controlling interest in one or more blockchain technology related business ventures, and (ii) have sufficient capital to provide working capital and cover public company expenses. The requirement that a potential target have sufficient capital is a result of our inability to have our registration statement initially filed with the SEC on August 10, 2017 declared effective which has severely limited our ability to raise non-toxic capital. As disclosed in this Amendment No. 1 we have limited cash, and accordingly as a critical framework element are seeking acquisition targets with sufficient capital which may help us sustain our operations without having us rely on toxic funding structures. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer who regularly communicates with Mr. David Garrity, one of our independent directors who is also seeking acquisition targets.

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

The Bitcoin Network protocol already includes transaction fee rules and the mechanics for awarding transaction fees to the miners that solve for blocks in which the fees are recorded; however, users currently may opt not to pay transaction fees (depending on the bitcoin software they use) and miners may choose not to enforce the transaction fee rules since, at present, the bitcoin rewards are far more substantial than transaction fees. On October 11, 2018, transaction fees accounted for approximately 0.92 percent of miners’ total revenue, though the percentage of revenue represented by transaction fees is not static and fluctuates based on the number of transactions for which sending users include transaction fees, the levels of those transaction fees and the number of transactions a miner includes in its solved blocks. Typically, transactions do not have difficulty being recorded if transaction fees are not included. According to a recent Wall Street Journal article, much of the world’s bitcoin mining occurs in China; it is unclear whether the Chinese crackdown on Digital Assets will impact mining activities or whether if it does, what the adverse effects will be.

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average). Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining “pools” have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts. The Company monitors the Blockchain network and, based on the information we collected from our network access, as of October 11, 2018, the largest three mining pools were, BTC.com, AntPool, and ViaBTC, which, when aggregated, represented approximately 54 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior month).

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around June 2020 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of October 11, 2018, based on the information we collected from our network access 17.3 million bitcoins have been mined.

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

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network’s processing power or “hashrate.” Computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network. During May and June 2014, mining pool GHash.io’s hashing power approached 50 percent of the processing power on the Bitcoin Network. During a brief period in early June 2014, the mining pool may have controlled in excess of one-half of the Bitcoin Network’s processing power. Although no malicious activity or abnormal transaction recording was observed, the incident establishes that it is possible that a substantial mining pool may accumulate close to or more than a majority of the processing power on the Bitcoin Network. As of October 11, 2018, no single pool controlled more than twenty four percent of the total processing power.

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

Historical Chart of the Price of Bitcoins, 2017-2018

The price of bitcoins is volatile and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since our Transaction Verification Services business records revenue based on the price of earned bitcoins and we may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The following chart illustrates the fluctuating value of the US Dollar exchange rate for bitcoins for the one-year period ending October 11, 2018, as reported by coindesk.com:

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

Alternative Digital Assets

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of October 11, 2018. Over 2,000 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “Digital Assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Asset. The Company is examining and will continue to examine these other Digital Assets including Digital Securities and acquire them, subject to financing, existing market conditions and regulatory compliance.

Government Oversight

The Bitcoin Network is a recent technological innovation and the regulatory schemes to which bitcoin and the Bitcoin Network may be subject have not been fully explored or developed. Recent actions taken by the SEC in its DAO Report that certain Digital Assets may be securities and actions taken by the CFTC including its July 24, 2017 order approving the first derivative clearing organization for digital currency swaps reflects that we may face increased government regulation and oversight. As stated earlier in this Amendment No. 1, the SEC’s July 25, 2017 DAO Report, its Chairman’s recent remarks and concerns about the “Wild West” nature of the Digital Assets market and reports that its staff is issuing subpoenas will adversely affect the Company’s future acquisition of Digital Assets by limiting the amount of Digital Securities it may acquire and creating increased compliance and legal costs. In the future before we acquire Digital Assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the Investment Company’s 40% provisions, we will limit the amount of Digital Securities we acquire and establish procedures designed to protect us from rapid fluctuations in value of our Digital Assets portfolio. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Following the issuance of the DAO Report, promoters sought to evade it by callings coins “utility tokens” even where the developer retained material future services that affected the profitability and future value of the coins. The SEC quickly stopped one such initial coin offering, which clearly was intended to send a message.

The Company currently owns one specific type of virtual currency: bitcoin. The Company has previously owned ether and may acquire ether in the future. In order to avoid being an inadvertent investment company within the meaning of the 1940 Act, we actively focus on insuring that our ownership of assets that are not securities will always exceed 60% of our total assets excluding cash. See “Risk Factors” at page 3 and “Business at page 40. The ownership of Digital Assets including digital securities may change based on the definition of a security under the Securities Act and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract. In 1946 the U.S. Supreme Court held that an investment in an orange grove operated and controlled by a third party was an investment contract and therefore a security subject to various provisions of the federal securities laws.

In the future if we acquire Digital Assets that may be a security we will analyze whether our ownership of the Digital Assets are securities under the investment contract analysis from the leading case and the lower court cases which have followed it. The test for determining if an asset is an investment contract based upon whether there was: (i) an investment of money, (ii) in a common enterprise, (iii) with the expectation of profits, (iv) primarily through the efforts of others.

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

Ether

The Company previously owned Ether but does not currently own Ether but may own Ether in the future and has therefor included the following analysis of Ether.

As mentioned in the SEC’s DAO Report, ether is a virtual currency originally created by the Ethereum Foundation that permits the development by third parties of digitalized contracts on a decentralized blockchain platform called the Ethereum Blockchain. The DAO Report refers to ether as a “virtual currency” which was used to purchase DAO tokens. The DAO Report could have but did not concluded that ether is or may be a security. In the DAO Report the Commission concluded that the DAO tokens under discussion were securities. As a virtual currency like bitcoin, the Company does not believe that ether is a security. Our counsel has advised us that while it is clear that bitcoin is not a security and more likely than not that ether is not a security, there is a risk that the SEC or a court may conclude otherwise. This is a factor that we must consider in evaluating whether we have become or may become an investment company since it will never be practical for us to register under the 1940 Act. However, due to cost considerations our counsel has not completed a full analysis as to whether or not ether is a security. Its view is that when ether was initially developed it may have been an investment contract which is one part of the statutory definition of a security. Nonetheless, while not settled, our counsel believes that while not free from doubt, it appears that ether presently is a virtual currency and not an investment contract or security. Since bitcoin constitutes approximately 70% of our eligible assets and we monitor this valuation on a daily basis, we do not believe it is in our shareholders’ interests or necessary for the protection of investors to get a more definitive opinion on ether.

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

U.S. state regulators, including the California Department of Financial Institutions, NYSDFS, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar Bitcoin service providers register on a state-level as MTs or MSB. In July 20-17, Delaware amended its General Corporation Law to provide for the creation maintenance of certain required records by blockchain technology and permit its use for electronic transmission of stockholder communications. In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoin or other Digital Assets as a means of payment. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in virtual currencies. In September 2015, the bill was ordered to become an inactive file and as of the date of this Amendment No. 1 there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year.

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

ITEM 2. PROPERTIES.

As of the date of this Amendment No. 1 the Company did not have any owned or leased properties.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported by OTC Markets Group Inc., on a split-adjusted basis accounting for our 1-for-60 reverse stock split effected on February 13, 2017, for the periods indicated.

	High	Low
Fiscal 2018
First Quarter	$0.235	$0.04
Second Quarter	$0.116	$0.0426
Third Quarter	$0.071	$0.037
Fourth Quarter (through October 11, 2018)	$0.045	$0.028

Fiscal 2017
First Quarter	$0.32	$0.04
Second Quarter	$0.15	$0.03
Third Quarter	$0.58	$0.05
Fourth Quarter	$0.26	$0.08

Fiscal 2016
First Quarter	$7.92	$5.04
Second Quarter	$6.90	$0.56
Third Quarter	$0.58	$0.04
Fourth Quarter	$0.37	$0.04

HOLDERS

As of October 11, 2018, there were 137 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

The sales of unregistered securities of our Company subsequent to the year ended December 31, 2017 are summarized below:

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

During April 2018 the Company issued 4,118,000 shares of Common Stock upon the conversion of 20,590 shares of Series C-1 Convertible Preferred stock.

On July 23, 2018, the Company issued 268,817 shares of Common Stock for the cashless exercise of 555,556 warrants.

On October 11, 2018 the Company issued four investors each 13,750,000 Series C Warrants or 55,000,000 warrants in aggregate. The Series C Warrants are exercisable at $1.00 per share, over a four-year period, are exercisable for cash only, and are callable by the Company at any time for nominal consideration.

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

OVERVIEW

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company is also seeking to acquire a controlling interest in one or more companies in the blockchain industry. The Company intends to acquire Digital Assets through open market purchases. The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. The Company will carefully review its purchases of Digital Securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws. We cannot assure you we will be successful in raising the capital or assuming we can, be able to develop a successful business. For further information please see Part 1, Item 1 “Business.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	(RESTATED)
	For the years ended	For the years ended
	December 31, 2017	December 31, 2016
Revenues
E-commerce	$4,480	$1,640
Transaction verification services	-	325,627
Hosting	-	27,945
Total revenues	4,480	355,212

Cost of revenues
Power and mining expenses	(160)	(263,869)
Gross profit	4,320	91,343

Operating expenses (income):
General and administrative	1,564,851	1,309,014
Marketing	9,242	10,693
Revaluation of digital currencies	-	(8,665)
Impairment loss on fixed assets	-	236,585
Total operating expenses	1,574,093	1,547,627

Net loss from operations	(1,569,773)	(1,456,284)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(39,222,099)	(25,266,593)
Fair value adjustments for convertible notes	(16,849,071)	2,096,700
Fair value adjustments for derivative liability shortfall of shares	-	(14,915,419)
Interest expenses	-	(7,420)
Realized gain on sale of digital currencies	299,092	-
Loss on issuance of Series C Convertible Preferred stock	(2,809,497)	-
Loss on issuance of Series C-1 Convertible Preferred stock	(478,035)	-
Loss on issuance of Units	-	(250,000)
Gain on extinguishment of debt	15,918,867	837,369
Loss from lease termination	(100,696)	-
Liquidated damages	(693,000)	(3,102,750)
Other income	39,643	49,121
Total other expenses	(43,894,796)	(42,808,992)

Net loss	$(45,464,569)	$(44,265,276)

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

Cost of revenues

Cost of revenues for the year ended December 31, 2017 and 2016 were approximately $160 and $264,000, respectively. The decrease in the power and mining expenses is the result of the reduction in mining activities and related electric costs for our transaction verification services business. Our electricity cost is a variable expense subject to certain demand charges which change based upon on and off-·peak usage and seasonal billing rates. Our power consumption and resulting electricity cost is determined by the power settings of our transaction verification servers and other ancillary equipment used in the building.

Operating expenses

Operating expenses for the year ended December 31, 2017 and 2016 were approximately $1.6 million and $1.5 million. The increase in operating expenses over the prior year mostly relates to increase in general and administrative expenses but is offset by decrease in impairment loss on fixed assets. We impaired all fixed assets and recorded an approximately $237,000 impairment charge during the year ended 2016.

Other Expenses

Other expenses for the years ended 2017 and 2016 was approximately $43.9 million and $42.8 million, respectively. The increase in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $14.0 million, fair value adjustments for convertible notes of $18.9 million and loss on issuance of Preferred C of $2.8 million, offset by increase in gain on extinguishment of debt of $15.1 million, and decrease in fair value adjustments for derivative liability shortfall of shares of $14.9 million, all of which are non-cash expenses.

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

We have been unable to raise capital which has no toxic features. By toxic we mean, among other things, providing anti-dilution protection to new investors upon future sales or issuances of common stock. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding (non-financing related) revenue. While we continue to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past equity offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

Liquidity

As of October 11, 2018, the Company had $2,052 of cash and approximately $21,783 in Digital Assets. The Company’s Digital Assets are listed below:

Digital Asset	Units Held	Value
Bitcoin (BTC)	3.4746	$21,783
Total		$21,783

Bitcoin (BTC) constitutes 100% of the Company’s assets excluding cash. The Company has not participated in any initial coin offering due to the fact that many, if not all, initial coin offerings constitute a Digital Security and because of the SEC’s intense focus on legal compliance in this area. Because of the rules under the Securities Act, we are ineligible to participate in an initial coin offering if it is for Digital Securities. Accordingly, we recently elected to not participate in initial coin offerings in the future.

We do not have sufficient capital to meet our expenses over the 12 months from the date of this report. Our current cash and Digital Assets are not sufficient to sustain operations. We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

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

Accounting Treatment of Digital Assets

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.

GOING CONCERN AND MANAGEMENT PLANS

The audited consolidated financial statements for the year ended December 31, 2017, included in this Amendment No. 1, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated approximately $4,000 and $0 in revenues during the year ended December 31, 2017 and six months ended June 30, 2018, respectively, and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2017, and June 30, 2018, we have accumulated deficit of $114.5 million and $114.9 since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of December 31, 2017, and the date of filing of this Amendment No. 1 there were no off-balance sheet arrangements.

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

Accounting Treatment of Digital Assets

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.

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

Risks Related to Our Company

If the SEC is unwilling to declare the registration statement we initially filed on August 10, 2017 and have subsequently amended (our “Registration Statement”) effective we may need to rely on less conventional convertible securities to fund the company, often referred to as “floorless”, “toxic,” “death spiral,” and “ratchet” convertibles.

If we are unable to raise additional funds through the registration of the warrants in our Registration Statement and the subsequent exercise of the warrants we may need to rely on toxic convertible securities. Toxic convertible securities allow the holders to convert their securities to common stock at a discount to the market price at the time of conversion. That means that the lower the stock price, the more shares the Company must issue on conversion. By way of example on December 16, 2015 the Company relied on a convertible note with certain less conventional features to fund its operation. The Company was unable to repay the note at maturity which resulted in its default on the note, subsequent conversion of the note to common stock, and extreme dilution to our shareholders. The resulting effect of the default on the note was a decline of the Company’s stock price of over 98% from $6.33 per share to $0.09 per share based on the closing prices on June 1, 2016 and July 31, 2016. The Company filed its initial registration statement on August 10, 2017. If the Company is unable to have the Registration Statement become effective and relies on toxic funding, it may materially and adversely affect the market price of our Common Stock and result in extreme dilution.

We need to secure additional financing.

We require additional funds since we have very limited operating capital and negative working capital. As of October 11, 2018, we had $2,052 in cash and approximately $21,783 of Digital Assets. The price of Digital Assets are subject to wide fluctuations. Our cash and Digital Assets as of the date of this report are expected to be only sufficient to compensate our independent registered accounting firm for the review of our registration statement and for the restatement of our financials.

We anticipate that we will incur operating losses for the foreseeable future. Our officers have not been paid since the end of July. Our cash burn rate is approximately $80,000 per month, which we are currently accruing, and which may increase as we continue to spend additional cash on legal and accounting expenses in connection with this registration statement.

If we continue to incur legal and accounting costs as we work towards getting our registration statement effective, we likely will be forced to engage in a toxic financing which would be extremely dilutive to existing shareholders and would depress the price of our common stock, among other things. If we are not successful in securing additional financing including toxic funding, we will likely be required to cease operations.

To the extent possible we plan to use the warrants referred to in our Registration Statement as a mechanism to secure additional financing. If the current trading price of our common stock does not result in an economically favorable transaction for the warrant holders to exercise their warrants we may lower the exercise price to entice the warrant holders to exercise their warrants for cash.

We filed the original registration statement on August 10, 2017 and if we continue to receive comment letters from the SEC or if we are unable to respond to the SEC’s comment letters in a timely manner we may deplete all our available funds prior to our registration statement being declared effective. We estimate that the average cost of filing each registration statement or amendment is approximately $26,000 per filing comprised of legal fees, auditor consent fees and other expenses. If we are unable to: i) have our registration statement declared effective by the SEC prior to depleting our available funds, and ii) subsequently entice the warrant holders to cash exercise their warrants we will either need to seek funding through private placements which, to the extent available to us, may be extremely dilutive to shareholders, or risk all of our officers terminating their employment for “Good Reason” as defined in their employment agreements for failure of us to make payroll which would result in us owing them an aggregate cash payment of $435,000 if both officers were to resign. Further, if both Mr. Allen and Mr. Handerhan were to terminate their employment for “Good Reason” the simultaneous loss of services would result in the Company having no officers or employees and our directors may seek to cease all operations which would have a material adverse effect on us.

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

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $45.5 million and $44.3 million for the years ended December 31, 2017 and 2016, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In 2017, the Securities and Exchange Commission (the “SEC”) issued a DAO Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Because we lack effective internal controls and disclosure controls we erroneously accounted for Digital Assets using a fair value methodology which was not consistent with United States generally accepted accounting principles (“US GAAP”) and required us to restate our financial statements for the year ended December 31, 2017 and the three and six months ended March 31, 2018 and June 30, 2018, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations which could have a material adverse effect on our financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As discussed in this Amendment No. 1, our internal controls and disclosure controls were not effective as of December 31, 2017. Because of our ineffective controls and material weaknesses, we did not account for our Digital Assets correctly in our financial statements and recently restated our audited financial statements for the year ended December 31, 2017 and the unaudited financial statements for the quarters ended March 31, 2018 and June 30, 2018.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While the Company is now following US GAAP in accounting for its Digital Assets, it has not remediated its material weaknesses. There can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock.

The loss of our executive officers Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, could have a material adverse effect on us.

Our success depends solely on the continued services of our executive officers, particularly Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, who have extensive market knowledge and long-standing industry relationships. In particular, our reputation among and our relationships with key Digital Asset industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of either Charles Allen or Michal Handerhan, could diminish our business and growth opportunities and our relationships with key leaders in the Digital Asset industry and could have a material adverse effect on us.

The loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us.

We no longer have sufficient funds to make payroll and compensate either Charles Allen or Michal Handerhan, if either are unwilling to continue working without pay and choose to leave it could have a material adverse effect on us.

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

We have no other officers and only one other director. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. Their Employment Agreements permit them to resign for Good Reason which includes non-payment of salaries. This would result in the Company owing them $435,000 and would leave the Company without officers or employees which may have a material adverse effect upon us.

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen’s involvement with Global Bit Ventures Inc. (“GBV”) may create a continuing, conflict of interest. In the event such position and interest results in a conflict of interest between us and GBV, Mr. Allen could potentially make decisions that are not in the best interest of the shareholders of the Company.

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen, is involved in other companies including his position and interest in GBV, a blockchain company. The Company currently has no intent to acquire GBV and does not intend to in the future. The conflicts include time and the potentially competing interests of two companies in the same industry. Our Board of Directors and Mr. Allen will attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Allen’s, our disinterested directors will primarily consider legal advice concerning corporate opportunities, the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. We will rely upon the role of Mr. David Garrity, our sole non-employee director to evaluate corporate opportunities and the time Mr. Allen spends on our interests. However, as discussed at page 57 under the heading “Conflicts of Interest,” Mr. Garrity is a consultant to two firms which focus on blockchain technology. We cannot be certain that Mr. Garrity will not have conflicts of interest in the future. The Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our Common Stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Allen currently devotes no more than five hours per week to GBV, however as a result of the Company’s past inability to compensate Mr. Allen at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, Mr. Allen may choose to devote a substantial amount of his time to his involvement with other companies or on other projects which may have a material adverse effect on us.

From July 1, 2017 to October 24, 2017 and beginning on August 1, 2018 we did not have sufficient funds to make payroll and compensate Charles Allen, as a result Mr. Allen elected to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

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

Our Chief Operating Officer, Michal Handerhan, is involved in other companies including his position and interest in GBV, a blockchain company. The Company currently has no intent to acquire GBV and does not intend to in the future. Mr. Handerhan may face continuing conflicts of interest between the Company and GBV. The conflicts include time and the potentially competing interests of two companies in the same industry. Our Board of Directors and Mr. Handerhan will attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Handerhan’s, our disinterested directors will primarily consider legal advice concerning corporate opportunities, the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. For information on David Garrity, a non-employee director, and potential conflicts he may have, see the immediately prior risk factor. The Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our Common Stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Handerhan currently devotes no more than five hours per week to GBV, however as a result of the Company’s past inability to compensate Mr. Handerhan at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, Mr. Handerhan may choose to devote a substantial amount of his time to his involvement with other companies or on other projects which may have a material adverse effect on us.

From July 1, 2017 to October 24, 2017 and beginning on August 1, 2018 we did not have sufficient funds to make payroll and compensate Michal Handerhan, as a result Mr. Handerhan has chosen to devote a substantial amount of his time to his involvement with other companies which may have a material adverse effect on us.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2018 and beyond and to make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as recent enforcement actions and speeches made by the SEC’s Chairman will increase our compliance and legal costs. More recently, the SEC’s Chairman commented that most initial coin offerings (a type of Digital Asset) involve the offer of a Digital Security. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our Common Stock trades on the OTCQB operated by OTC Markets Group Inc. This market is not a national securities exchange. While our Common Stock trading has been relatively active, generally the OTCQB does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

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

If any of our Warrant holders exercise their Warrants or we engage in future securities offerings, our shareholders will experience future dilution.

If any of our Warrant holders exercise their Warrants, our shareholders will incur substantial dilution. In order to raise capital, we plan to offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. We have no plans as to the type of security or price or the potential number of shares of Common Stock. Although no assurances can be given that we will issue any Common Stock or Common Stock equivalents or consummate a financing, in the event we do, or in the event we sell shares of Common Stock or other securities convertible into shares of our Common Stock in the future, additional and substantial dilution will occur.

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

Because Digital Assets may be determined to be Digital Securities, we may inadvertently violate the 1940 Act and incur large losses as a result and potentially be required to register as an investment company or terminate operations.

Presently our only material asset (other than cash) is an investment in bitcoin. Digital Assets we may own in the future may be determined to be Digital Securities by the SEC or a court. If a Digital Asset we were to hold was later determined to be a Digital Security, we could inadvertently be become an investment company as defined by the 1940 Act if the value of the Digital Securities we owned exceeded 40% of our assets excluding cash. We are subject to the following risks:

●	Contrary to our legal advice, the SEC or a court may conclude that bitcoin, ether, or other Digital Assets we later acquire securities;
●	Based on legal advice, we may acquire other Digital Assets which we have been advised are not securities but later are held to be securities;
●	We may knowingly acquire Digital Assets that are securities and acquire minority investments in businesses which investments are securities; and
●	Regardless of the internal procedures we take to avoid surpassing the 40% threshold, future volatility during the course of a day may cause use to exceed the 40% threshold.

If we exceed the test, we will have one-year to reduce our holdings of securities below the 40% threshold. However, that can only occur once during a three-year period. Accordingly, if changes in the classification of Digital Assets causes us to exceed the 40% threshold, we may experience large losses when we liquidate securities as a result of continued volatility. Further, if we elect to sell a private investment, not only may it be difficult to find a buyer but we could incur a significant loss on the sale of a private investment due to not only the lack of liquidity but also the entity’s poor performance. If we are able to come below the 40% threshold and again face the same problem, it is likely we will be forced to terminate operations, sell all assets and distribute cash to our shareholders who will likely suffer very large losses. Further, the cost of distributing cash to our shareholder may exceed the amount of cash on hand in which case we would use our remaining funds to wind down the Company.

If We Acquire Digital Securities, Even Unintentionally, We May Violate the Investment Company Act and Incur Potential Third Party Liabilities

We expect that if we obtain sufficient financing, we will increase our portfolio of Digital Assets including bitcoins and Digital Securities. As this Amendment No.1 discloses, there is an increased regulatory examination of Digital Assets and Digital Securities. This has led to regulatory and enforcement activities. In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which Digital Assets were initially marketed to determine if they may be deemed Digital Securities and subject to federal and state securities laws. Even if we conclude that a particular Digital Asset is not a security under the Securities Act, certain states including California take a stricter view of the term “investment contract” which means the Digital Asset may have violated applicable state securities laws. This will result in increased compliance costs and legal fees. If our examination of a Digital Asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act is a strict liability statute much like selling spoiled milk and state securities laws generally impose liability for negligence for misrepresentations.

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

Over the past three years, Bitcoin Network mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers. Currently, new processing power brought onto the Bitcoin Network is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior Bitcoin Network miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations on the Bitcoin Exchange Market, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins on the Bitcoin Exchange Market, creating downward pressure on the price of bitcoins.

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

As of October 5, 2018, there were over two thousand (2,000) alternate Digital Assets (or altcoins) tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of bitcoin) of approximately $287 billion, using market prices and total outstanding supply of each Digital Asset. This included altcoins using a “proof of work” mining structure similar to Bitcoin, and those using a “proof of stake” transaction verification system that is different than Bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of October 5, 2018, bitcoin’s $127 billion market capitalization was over two (2) times the size of the $47 billion market cap of Ether, the second largest proof-of-work Digital Asset. Despite the marked first-mover advantage of the Bitcoin Network over other Digital Assets, it is possible that another Digital Asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a Digital Asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other Digital Assets we may become involved in and have a negative impact on the demand for, and price of, such Digital Assets and could adversely affect an investment in us.

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

On July 25, 2017, the SEC issued its DAO Report which concluded that Digital Assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The DAO Report focused on the activities of a virtual organization which offered tokens in exchange for ether which as disclosed on page 15 of this Amendment No. 1 is the second largest reported digital currency. The DAO Report emphasized that whether Digital Asset is a security is based on the facts and circumstances. Although the Company’s activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the SEC will not take enforcement action against the Company in the future including for the sale of unregistered securities in violation of the Securities Act or acting as an unregistered investment company in violation of the Investment Company Act. The SEC has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the SEC suspended trading in three Digital Asset public companies. Since issuing the DAO Report the SEC Chairman has stated that the SEC is carefully examining initial coin offerings and similar areas involving Digital Assets for their compliance with the Securities Act.

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

The CFTC affirmed its approach to the regulation of bitcoin and bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a Bitcoin Exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC. In 2017 the CFTC stated that it would consider bitcoin and other virtual currencies as commodities or derivatives depending on the facts of the offering. In December 2017, bitcoin futures trading commenced on two CFTC regulated futures markets. In 2018 two federal district courts determined that Digital Assets were commodities and can be regulated by the CFTC as such.

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

Additionally, a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” a Florida circuit court judge determined that bitcoin did not qualify as money or “tangible wealth,” and an opinion from the U.S. District Court for the Northern District of Illinois identified bitcoin as “virtual currency.” Additionally, two CFTC commissioners publicly expressed a belief that derivatives based on bitcoin are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoin as property that is not currency for U.S. federal income tax purposes. Taxing authorities of a number of U.S. states have also issued their own guidance regarding the tax treatment of bitcoin for state income or sales tax purposes. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoin). The bill indirectly authorizes bitcoin’s use as an alternative form of money in the state. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in “virtual currencies.” In September 2015, the bill was ordered to become an inactive file and as of the date of this Amendment No. 1 there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or the ability of us to continue our operations.

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

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. The SEC’s July 25, 2017 DAO Report expressed its view that Digital Assets may be securities depending on the facts and circumstances. As of the date of this Amendment No. 1, we are not aware of any rules that have been proposed to regulate the Digital Assets we hold as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other Digital Assets under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that Digital Assets including bitcoins are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude bitcoins are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this Amendment No. 1, some states including California define the term “investment contract” more strictly than the SEC. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

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

Not applicable.

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

This Amendment No. 1 does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Amendment No. 1.

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the year ended December 31, 2017 as well as two other periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following table details the Company’s capitalization as of October 11, 2018.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	372,605,986
Series C-1 Preferred Stock (29,414 shares at a 1:200 conversion ratio)	5,882,800
Warrants to Purchase Common Stock	116,509,078
Total Shares Fully Diluted	494,997,864

The 116,509,078 Warrants include: (i) 47,302,176 Warrants issued in connection with the Series C financing completed on May 25, 2017, (ii) 12,942,000 Warrants issued in connection with the Series C-1 financing completed in October 2017, (iii) 524,368 Warrants with a strike price of $0.025 and an expiration date of January 21, 2020, (iv) 739,367 Warrants with a strike price of $0.032 and an expiration date of April 16, 2020, (v) 55,000,000 Series C Warrants with a strike price of $1.00, and (vi) 1,167 Warrants with a strike price of $18.00 and an expiration date of December 16, 2018.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Charles W. Allen	43	February 5, 2014	Chief Executive Officer, Chief Financial Officer and Chairman

Michal Handerhan	42	February 5, 2014	Chief Operating Officer, Secretary and Director

David Garrity	58	October 16, 2017	Independent Director

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

Charles W. Allen, age 43, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as our Chairman of the Board since September 11, 2014. Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances. Since January 12, 2018 Mr. Allen has been the CEO of Global Bit Ventures Inc. a newly formed private blockchain focused company. Since October 10, 2017 Mr. Allen has been a director of GBV. Mr. Allen is also on the advisory board of GoCoin LLC, a leading Digital Asset payment processor. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK’s capital markets efforts. In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of its board from inception through September 7, 2014. Mr. Allen has extensive experience in business strategy, investment banking and capital markets transactions. Prior to his work in the blockchain industry he worked domestically and internationally on projects in technology, media, natural resources, logistics, medical services and financial services. He has served as a Managing Director at numerous boutique investment banks focused on advising and raising capital for small and mid-size companies. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

Michal Handerhan, age 42, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014. Mr. Handerhan served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop.us LLC. Mr. Handerhan supports both our business and development strategy across the management team. Since January 12, 2018 Mr. Handerhan has been the Secretary and a director of GBV. From February, 2011 through February, 2014 Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”). From October, 2005 until February, 2014 Mr. Handerhan was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions. From March, 2002 through October, 2006 Mr. Handerhan served as a team leader for NASA in their Peer Review Services group. Prior to working at NASA’s Peer Review Services group Mr. Handerhan served as the web developer for Folio Investments. Mr. Handerhan received a B.S. in Computer Science from Czech Technical University. The Board concludes that Mr. Handerhan’s extensive experiences in IT qualify him to serve on the Board.

David Garrity, age 58, has served as our independent Director since October 16, 2017. Mr. Garrity has over 25 years’ experience in the financial services industry, he has held senior roles including CFO and board of director positions for both publicly-held and private companies, and has extensive experience in several disciplines including operating, advisory and research, and is CEO of New York City based consulting firm, GVA Research. Mr. Garrity is a Partner at BTblock a blockchain consultancy firm and a senior advisor at Quantum1Net which also has a focus on blockchain technology. During 2008 and 2009, Mr. Garrity served as CFO and a director at Interclick, Inc., a behavioral targeting internet advertising network. From June 9, 2011 to May 14, 2013, Mr. Garrity was Chief Financial Officer of Aspen Group, Inc., an online for-profit university. From May 14, 2013 through October 31, 2013, he was Executive Vice President Corporate Development for Aspen Group, Inc. From February 1, 2017, through January 2018, Mr. Garrity was acting CFO of Mutualink, Inc., a private company developing secure distributed networking technologies to support communications interoperability for public- & private-sector clients. Mr. Garrity appears regularly on CNBC, BNN, Bloomberg, The Financial Times, Asia Times, Yahoo Finance, and other media outlets.

CONFLICTS OF INTEREST

Messrs. Allen and Handerhan are officers and directors of GBV which operates a business in the cryptocurrency area. The conflicts faced by Messrs. Allen and Handerhan include time and the potentially competing interests of two companies in the same industry.

Mr. David Garrity, an independent director, will evaluate corporate opportunities due to future potential conflicts since Messrs. Allen and Handerhan will be conflicted. Recently, Mr. Garrity became a Partner at BTblock a blockchain consultancy firm and a senior advisor at Quantum1Net which also has a focus on blockchain technology. It is possible that these activities will create conflicts in the future. Given our small size and lack of financial resources, we may be hampered in recruiting independent directors.

Our Chief Executive Officer and our Chief Operating Officer are officers and serve on the Board of Directors of a company which engages in the mining of Digital Assets; when we had sufficient working capital, we engaged in the same business. With sufficient capital, we intend to re-enter this business. To deal with conflicts of interest, we have added one independent director who will monitor possible conflicts of interest. The future activities of our officers and directors may be challenged by shareholders, result in a diversion of time and cause us to incur legal and other expenses.

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

Additionally, pursuant to the terms of the Employment Agreements, we have entered into an indemnification agreement with each Executive Officer and our Executive Officers’ have insurance with terms in the amount of $1,000,000.

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

Name and Principal Position	Year	All other Compensation ($) (1)	Total ($)
Jonathan Read, Director (2)	2017	33,716	33,716
David Garrity, Director	2017	15,582	15,582

(1)

Our director’s compensation for 2017 was based on the assumption that the planned merger with the Australian company was moving forward. As a result of the termination of the planned merger the Company has reevaluated the level of compensation for it its directors which was agreed to by the Company and the directors to be $5,000 per quarter per director.

(2)	Mr. Read resigned as a director on July 30, 2018.

On January 1, 2018 the Company entered into a one-year consulting agreement with GVA Research LLC (“GVA”) whereby it will pay GVA a quarterly consulting fee of $13,750. David Garrity is the owner and principal of GVA Research LLC and this is irrespective of and not included in the Director compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There are no outstanding equity awards issued to our Named Executive Officers as of December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock and C-1 Convertible Preferred Stock as of the date of this Amendment No. 1: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding voting shares.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (1)
Common Stock	Charles W. Allen (2)	1,857,829	*
Common Stock	Michal Handerhan (2)	2,437,627	*
Common Stock	David Garrity (2)	25,045	*
	All officers and directors as a group (three persons)	4,320,501	1.2%
Series C-1 Convertible Preferred Stock
	Cavalry Fund I LP (3) 61 Kinderkamack Road Woodcliff Lake, NJ 07677	14,707	50%
	DiamondRock LLC (4) 425 East 63rd Street New York, NY 10065	14,707	50%

* Less than 1%

(1)	Percentage ownership of Common Stock only is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of the date of this Amendment No. 1, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of the date of this Amendment No. 1, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of the date of this Amendment No. 1, there were 372,605,986 shares of our Common Stock issued and outstanding. The holders of the outstanding preferred stock have blockers which limit their voting and conversion privileges to 4.99% of outstanding Common Stock within the foregoing 60 day periods. The percentages reflect their ownership of each series of preferred stock, which is not subject to any blocker.

(2)	The address of these persons, unless otherwise noted, is c/o BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901.

(3)	Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities.

(4)	Neil Rock has voting and dispositive power over shares held by DiamondRock, LLC.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCQB quotation system, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither Mr. Allen or Mr. Handerhan would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016 we engaged RBSM as our independent auditor. For the years ended December 31, 2017 and 2016, we incurred fees as discussed below:

	2017	2016
Audit Fees	$29,000	$48,655
Tax Fees	5,200	5,200
All Other Fees		-
Total	34,200	53,855

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

PART IV

ITEM 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation, as Amended		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16
3.1(d)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	3.1	3/30/17
3.1(f)	Certificate of Designation for Series C Convertible Preferred Stock		8-K	10.1	5/26/17
3.1(g)	Certificate of Designation for Series C-1 Convertible Preferred Stock		8-K	3.1	10/10/17
3.1(h)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock		8-K	3.2	12/7/17
3.1(i)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock		8-K	3.3	12/7/17
3.2	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.3	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
3.4	Articles of Merger		8-K/A	3.1	7/31/15
3.5	Agreement and Plan of Merger		8-K/A	3.2	7/31/15

10.1	Amended Series A Common Stock Purchase Warrant		8-K	10.3	12/7/17
10.2	Amended Additional Common Stock Purchase Warrant		8-K	10.4	12/7/17
10.3	Amended Bonus Common Stock Purchase Warrant		8-K	10.5	12/7/17
10.4	Amended Series B Common Stock Purchase Warrant		8-K	10.6	12/7/17
10.5	Amended Amendment to Securities Agreement		8-K	10.7	12/7/17
10.6	Form of Series B Common Stock Purchase Warrant		8-K	10.1	10/10/17
10.7	Form of Series C-1 Securities Purchase Agreement		8-K	10.2	10/10/17
10.8	Form of Side Letter		8-K	10.3	10/10/17
10.9	Form of Warrant Exercise Agreement, dated as of June 8, 2016		8-K	10.1	6/10/16
10.10	Form of Series A Warrant		8-K	10.2	5/26/17
10.11	Form of Additional Warrant		8-K	10.3	5/26/17
10.12	Form of Bonus Warrant		8-K	10.4	5/26/17
10.13	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17
10.14	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17
10.15	Employment Agreement – Charles Allen	(2)	10-K	10.8	6/23/17
10.16	Employment Agreement – Michael Handerhan	(2)	10-K	10.9	6/23/17
10.17	Settlement Agreement and Note		8-K	10.1	3/23/17
10.18	Form of Note Leak-Out Agreement		8-K	99.1	3/15/17
10.19	Form of January Leak-Out Agreement		8-K	99.2	3/15/17
10.20	Form of April Leak-Out Agreement		8-K	99.3	3/15/17
10.21	Form of January Lock-Up Agreement		8-K	99.4	3/15/17
10.22	Form of April Lock-Up Agreement		8-K	99.5	3/15/17
10.23	Convertible Promissory Note		8-K	10.1	12/9/16
10.24	Securities Purchase Agreement		8-K	10.1	6/7/16
10.25	20% Original Issue Discount Junior Convertible note due December 5, 2016		8-K	10.2	6/7/16
10.26	Security Agreement		8-K	10.3	6/7/16
10.27	Pledge Agreement		8-K	10.4	6/7/16
10.28	Subsidiary Guaranty		8-K	10.5	6/7/16
10.29	Amendment to Subscription Agreement		8-K	10.6	6/7/16
10.30	Securities Escrow Agreement		8-K	10.1	2/22/16
10.31	Form of Series C Warrant	(1)
21.1	List of Subsidiaries	(1)
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Filed herein
(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2018.

BTCS INC.

Date: October 12, 2018	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	October 12, 2018
Charles W. Allen	Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors

/s/ Michal Handerhan	Director	October 12, 2018
Michal Handerhan

/s/ David Garrity	Director	October 12, 2018
David Garrity
65

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of a Material Misstatement

As discussed in Note 2 and 5 to the financial statements, the December 31, 2017 financial statements have been restated to correct a misstatement. We audited the adjustments described in Note 2 that were applied to restate 2017 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

Henderson, Nevada
March 14, 2018 except for Note 2 and 5, as to which the date is October 12, 2018

BTCS Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(RESTATED)
Assets:
Current assets:
Cash	$303,334	$95,068
Digital currencies	217,119	199
Prepaid expense	67,736	-
Total current assets	588,189	95,267

Other assets:
Property and equipment, net	1,235	-
Websites	-	919
Deposits	-	1,885
Total other assets	1,235	2,804

Total Assets	$589,424	$98,071

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$75,997	$770,497
Short term loan	-	45,000
Convertible notes	-	3,283,034
Derivative liabilities	-	23,231,938
Derivative liabilities for shortfall of shares	-	14,915,419
Liquidated Damages Liabilities	-	3,102,750
Total current liabilities	75,997	45,348,638

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 25,877 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively Liquidation preference 0.001 per share	25	-
Series C-1 Convertible Preferred stock: 50,004 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively Liquidation preference 0.001 per share	50	-
Common stock, 975,000,000 shares authorized at 0.001 par value, 363,043,769 and 16,095,929 shares issued and outstanding at December 31, 2017 and 2016, respectively	363,044	16,097
Treasury stock, at cost, 0 and 216,667 shares at December 31, 2017 and 2016, respectively	-	(217)
Additional paid in capital	114,667,080	23,785,756
Accumulated deficit	(114,516,772)	(69,052,203)
Total stockholders’ equity (deficit)	513,427	(45,250,567)

Total Liabilities and stockholders’ equity (deficit)	$589,424	$98,071

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Operations

	(RESTATED)
	For the years ended	For the years ended
	December 31, 2017	December 31, 2016
Revenues
E-commerce	$4,480	$1,640
Transaction verification services	-	325,627
Hosting	-	27,945
Total revenues	4,480	355,212

Cost of revenues
Power and mining expenses	(160)	(263,869)
Gross profit	4,320	91,343

Operating expenses (income):
General and administrative	1,564,851	1,309,014
Marketing	9,242	10,693
Revaluation of digital currencies	-	(8,665)
Impairment loss on fixed assets	-	236,585
Total operating expenses	1,574,093	1,547,627

Net loss from operations	(1,569,773)	(1,456,284)

Other (expenses) income:
Impairment loss related to investment	-	(2,250,000)
Fair value adjustments for warrant liabilities	(39,222,099)	(25,266,593)
Fair value adjustments for convertible notes	(16,849,071)	2,096,700
Fair value adjustments for derivative liability shortfall of shares	-	(14,915,419)
Interest expenses	-	(7,420)
Realized gain on sale of digital currencies	299,092	-
Loss on issuance of Series C Convertible Preferred stock	(2,809,497)	-
Loss on issuance of Series C-1 Convertible Preferred stock	(478,035)	-
Loss on issuance of Units	-	(250,000)
Gain on extinguishment of debt	15,918,867	837,369
Loss from lease termination	(100,696)	-
Liquidated damages	(693,000)	(3,102,750)
Other income	39,643	49,121
Total other expenses	(43,894,796)	(42,808,992)

Net loss	$(45,464,569)	$(44,265,276)
Net loss per share, basic and diluted
Basic and Diluted	$(0.37)	$(4.89)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	123,548,858	9,058,785

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2017 and 2016

	Series B Convertible		Series C Convertible		Series C-1 Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2016	-	$-	-	$-	-	$-	2,841,342	$2,842	(216,667)	$(217)	$21,994,382	$(24,786,927)	$(2,789,920)
Conversion of Senior convertible notes	-	-	-	-	-	-	9,648,662	9,649	-	-	1,703,215	-	1,712,864
Warrant exercise for cash	-	-	-	-	-	-	68,750	69	-	-	91,696	-	91,765
Cashless warrant exercise	-	-	-	-	-	-	3,537,175	3,537	-	-	(3,537)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(44,265,276)	(44,265,276)
Balance December 31, 2016	-	-	-	-	-	-	16,095,929	16,097	(216,667)	(217)	23,785,756	(69,052,203)	(45,250,567)
Issuance of Series C Convertible Preferred Stock and warrants for cash in an offering (net of 3.7 million warrant liability, offset by 2.8 million of loss on issuance of Series C Convertible Preferred Stock)	-	-	79,368	79			-	-	-	-	(79)	-	-
Issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering (net of 1.5 million warrant liability,offset by 478,000 of loss on issuance of Series C-1 Convertible Preferred Stock)	-	-	-	-	64,710	65	-	-	-	-	(65)		-
Issuance of common stock for settlement of debt	-	-	-	-	-	-	833,333	833	-	-	60,834	-	61,667
Issuance of Series B Convertible Preferred Stock in exchange for convertible notes payable	1,160,941	1,160	-	-	-	-	-	-	-	-	74,299,064	-	74,300,224
Conversion of Series B Convertible Preferred stock to common stock	(1,135,064)	(1,135)	-	-	-	-	227,012,800	227,013	-	-	(225,878)	-	-
Conversion of Series C Convertible Preferred Stock to common stock	-	-	(79,368)	(79)	-	-	15,873,600	15,874	-	-	(15,795)	-	-
Conversion of Series C-1 Convertible Preferred Stock to common stock	-	-	-	-	(14,706)	(15)	2,941,200	2,941	-	-	(2,926)	-	-
Issuance of common stock due to Anti-Dilution provision	-	-	-	-	-	-	14,517,352	14,517	-	-	(14,517)	-	-
Cashless warrant exercise	-	-	-	-	-	-	81,856,798	81,857	-	-	12,196,111	-	12,277,968
Management redemption from escrow account	-	-	-	-	-	-	-	-	(400,000)	(400)	400	-	-
Issuance of common stock for services	-	-	-	-	-	-	125,000	125			9,875		10,000
Issuance of common stock as consideration for warrant Amendment	-	-	-	-	-	-	4,400,000	4,400	-	-	435,600		440,000
Reclassification from derivative liability to stockholders’ equity	-	-	-	-	-	-	-	-	-	-	4,138,704	-	4,138,704
Fractional shares adjusted for reverse split	-	-	-	-	-	-	4,424	4	-	-	(4)	-	-
Cancellation of treasury stock	-	-	-	-	-	-	(616,667)	(617)	616,667	617
Net loss (Restated)	-	-	-	-	-	-	-	-	-	-	-	(45,464,569)	(45,464,569)
Balance December 31, 2017 (Restated)	25,877	$25	-	$-	50,004	$50	363,043,769	$363,044	-	$-	$114,667,080	$(114,516,772)	$513,427

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the years ended
	2017	2016
	(RESTATED)
Net Cash flows used from operating activities:
Net loss	$(45,464,569)	$(44,265,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,169	182,037
Issuance of common stock for services	10,000	-
Issuance of common stock as consideration for warrant Amendment	440,000	-
Change in fair value of digital currencies	-	(8,665)
Loss on issuance of Units	-	250,000
Fair value adjustments for warrant liabilities	39,222,099	25,266,593
Fair value adjustments for convertible notes	16,849,071	(2,096,700)
Fair value adjustments for derivative liability shortfall of shares	-	14,915,419
Realized gain on sale of digital currencies	(299,092)
Proceeds from sale of digital currencies	332,172
Gain on extinguishment of debt	(15,918,867)	(837,369)
Loss from lease termination	100,696	-
Impairment loss related to investment	-	2,250,000
Impairment loss on fixed assets	-	236,585
Loss on sale of fixed assets	-	1,530
Loss on issuance of Series C Convertible Preferred stock	2,809,497	-
Loss on issuance of Series C-1 Convertible Preferred stock	478,035	-
Liquidated damages	693,000	3,102,750
Changes in operating assets and liabilities:
Digital currencies	-	25,502
Prepaid expenses and other current assets	(67,736)	8,902
Accounts payable	(673,729)	140,233
Net cash used in operating activities	(1,488,254)	(828,459)

Net cash used in investing activities:
Purchase of property and equipment	(1,485)	(14,582)
Sale of property and equipment, net	-	66,807
Refund of lease deposit	1,885	335,000
Net cash (used in) provided by investing activities	400	387,225

Net cash provided by financing activities:
Net proceeds from exercise of warrant	-	91,765
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	925,115	-
Net proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash in an offering	825,005	-
Net proceeds from issuance of convertible notes	-	320,002
Payment to settle an investor loan	(54,000)
Net cash provided by financing activities	1,696,120	411,767

Net increase (decrease) in cash	208,266	(29,467)
Cash, beginning of period	95,068	124,535
Cash, end of period	$303,334	$95,068

Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible notes to common stock	$-	$(4,208,546)
Conversion of Series B Convertible Preferred Stock to common stock	$227,013	$-
Conversion of Series C Convertible Preferred Stock to common stock	$15,874	$-
Conversion of Series C-1 Convertible Preferred Stock to common stock	$2,941	$-
Issuance of common stock due to Anti-Dilution provision	$14,517	$-
Cashless warrant exercise	$12,277,968	$3,537
Management redemption from escrow account	$400	$-
Preferred issued for conversion of notes	$1,160	$-
Debt settlement from sale of fixed assets	$-	$22,200
Reclassification between convertible notes and derivative liabilities	$4,138,704	$92,601
Fractional shares adjusted for reverse split	$4	$-
Issuance of Series C-1 Convertible Preferred Stock and warrants in exchange of digital currencies	$250,000	$-
Issuance of Series B Convertible Preferred Stock to settle convertible notes payable	$74,300,224	$-
Issuance of common stock for settlement of debt	$61,667	$-

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

Note 2 - Restatement of the Consolidated Financial Statements

The purpose of restatement is to correct errors in the Company’s previously issued financial statements for the period ended December 31, 2017 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment, if any. Management determined that the Company’s digital currencies as of December 31, 2017 were accounted for in error and were overstated by approximately $399,000.

The originally filed accounting policy regarding digital currencies transactions and remeasurement stated that:

“The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently remeasures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. Digital currencies are considered a crypto-currency and the Company receives deposits in various kinds of digital currencies including but not limited to bitcoins, litecoins and dogecoins from customer trade transactions.

The Company obtains the equivalency rate of bitcoins to USD from various exchanges including, Bitstamp and Coinbase. The equivalency rate obtained from these sources represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.”

The updated accounting policy regarding digital currencies transactions and remeasurement state that:

“Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.”

The effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2017 are as follows:

	December 31, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Digital currencies	$616,352	$(399,233)	$217,119
Total current assets	987,422	(399,233)	588,189
Total Assets	988,657	(399,233)	589,424
Accumulated deficit	(114,117,539)	(399,233)	(114,516,772)
Total stockholders’ equity	912,660	(399,233)	513,427
Total Liabilities and stockholders’ equity	988,657	(399,233)	589,424

The effect of the restatement on the Company’s consolidated statement of operations for the year ended December 31, 2017 are as follows:

	For the years ended December 31, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Gross profit	$709,266	$(704,946)	$4,320
Revaluation of digital currencies	704,946	(704,946)	-
Net loss from operations	(864,827)	(704,946)	(1,569,773)
Realized gain on sale of digital currencies	-	299,092	299,092
Other income	33,022	6,621	39,643
Total other expenses	(44,200,509)	305,713	(43,894,796)
Net loss	(45,065,336)	(399,233)	(45,464,569)
Basic and Diluted Loss per Share	(0.36)	(0.01)	(0.37)
Basic and Diluted Shares	123,548,858	-	123,548,858

The effect of the restatement on the Company’s consolidated statement of stockholders’ equity (deficit) as of December 31, 2017 are as follows:

	December 31, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	(45,065,336)	(399,233)	(45,464,569)
Total stockholders’ equity	912,660	(399,233)	513,427

The effect of the restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2017 are as follows:

	For the years ended December 31, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(45,065,336)	$(399,233)	$(45,464,569)
Change in fair value of digital currencies	(704,946)	704,946	-
Realized gain on sale of digital currencies	-	(299,092)	(299,092)
Proceeds from sale of digital currencies	-	332,172	332,172
Decrease in Digital Currencies	338,793	(338,793)	-
Net cash used in operating activities	(1,488,254)	-	(1,488,254)

There was no impact to net cash used in investing activities or net cash used in financing activities within our consolidated statement of cash flows nor was there an impact on the net decrease in cash resulting from restatement.

The impacts of the restatement has been reflected throughout these financial statements, including the applicable footnotes, as appropriate

Note 3 - Basis of Presentation

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

Note 4 - Liquidity, Financial Condition and Management’s Plans

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $1.5 million of cash in its operating activities for the year ended December 31, 2017. The Company incurred $45.5 million net loss for the year ended December 31, 2017. The Company had cash of approximately $303,000 and a working capital of approximately $0.5 million at December 31, 2017. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Note 5 - Summary of Significant Accounting Policies

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

Digital Currencies Translations and Remeasurements

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.

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

Note 6 - Stockholders’ Equity

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

Note 8 - Fair Value Measurements

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

Note 9 - Employment Agreements

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

Note 10 - Related Party Transactions

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

Note 11 - Commitments and Contingencies

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

Note 13 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2017 and 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $0.7 million dollars exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are comprised of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Net-operating loss carryforward	$1,689,152	$2,430,737
Other	-	1,478

Total Deferred Tax Assets	1,689,152	2,432,215
Valuation allowance	(1,689,152)	(2,432,215)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $6 million which expires in 2037. Prior to the merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2017. The valuation allowance decreased by approximately $0.7 million as of December 31, 2017. The valuation allowance decreased by approximately $0.7 million as of December 31, 2017, generally do to a decrease in the tax rate applied based upon the “Tax Act”.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2017	2016
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.4)%	(5.4)%
Federal tax rate change	11.9%	-
Other	38.8%	-
Change in Valuation Allowance	(11.3)%	39.4%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2017.

Note 14 - Subsequent Events

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

