Form 10-Q/A
period 2018-03-31
BTCS Inc.
filed 2018-10-12
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 11, 2018, there were 372,605,986 shares of common stock, par value $0.001, issued and outstanding.

EXPLANATORY NOTE

This is Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the three months ended March 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2018 (the “Original Filing”) by BTCS Inc. (the “Company”, “we”, “us”, or “our”). The purpose of this amendment is to correct errors in the Company’s previously issued financial statements for the period ended March 31, 2018 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment. Other than the updated accounting treatment and disclosure that is as of March 31, 2018, the remaining disclosure in the Original Filing has been updated as necessary.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Readers should review our risk factors in our filings with the Securities and Exchange Commission including our Form 10-K/A filed on October 12, 2018.

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
	(RESTATED)	(RESTATED)
Assets:
Current assets:
Cash	$167,037	$303,334
Digital currencies	136,893	217,119
Prepaid expense	73,844	67,736
Total current assets	377,774	588,189

Other assets:
Property and equipment, net	1,113	1,235
Total other assets	1,113	1,235

Total Assets	$378,887	$589,424

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$30,395	$75,997
Total current liabilities	30,395	75,997

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 0 and 25,877 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; Liquidation preference 0.001 per share	-	25
Series C-1 Convertible Preferred stock: 50,004 shares issued and outstanding at at March 31, 2018 and December 31, 2017; Liquidation preference 0.001 per share	50	50
Common stock, 975,000,000 shares authorized at 0.001 par value, 368,219,169 and 363,043,769 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	368,219	363,044
Additional paid in capital	114,661,930	114,667,080
Accumulated deficit	(114,681,707)	(114,516,772)
Total stockholders’ equity	348,492	513,427

Total Liabilities and stockholders’ equity	$378,887	$589,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	(RESTATED)
	For the three months ended	For the three months ended
	March 31,	March 31,
	2018	2017
Revenues
E-commerce	$-	$3,181
Total revenues	-	3,181

Operating expenses:
General and administrative	255,663	179,386
Marketing	1,485	60
Total operating expenses	257,148	179,446

Net loss from operations	(257,148)	(176,265)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(33,172,886)
Fair value adjustments for convertible notes	-	(16,849,071)
Realized gain on sale of digital currencies	92,213	-
Gain on extinguishment of debt	-	15,873,067
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Total other income (expenses)	92,213	(35,019,279)

Net loss	$(164,935)	$(35,195,544)

Net loss per share, basic and diluted
Basic and Diluted	$(0.00)	$(1.78)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	368,219,169	19,730,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(RESTATED)
	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
Net Cash flows used from operating activities:
Net loss	$(164,935)	$(35,195,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	122	919
Fair value adjustments for warrant liabilities	-	33,172,886
Fair value adjustments for convertible notes	-	16,849,071
Realized gain on sale of digital currencies	(92,213)	-
Proceeds from sale of digital currencies	172,439	-
Gain on extinguishment of debt	-	(15,873,067)
Loss from lease termination	-	177,389
Liquidated damages	-	693,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,108)	-
Accounts payable	(45,602)	84,619
Net cash used in operating activities	(136,297)	(90,727)

Net decrease in cash	(136,297)	(90,727)
Cash, beginning of period	303,334	95,068
Cash, end of period	$167,037	$4,341

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$5,175	$6,340
Issuance of common stock due to Anti-Dilution provision	$-	$14,517
Cashless warrant exercise	$-	$4,534
Management redemption from escrow account	$-	$400
Preferred issued for conversion of notes	$-	$1,160
Fractional shares adjusted for reverse split	$-	$4
Issuance of common stock for settlement of debt	$-	$90,168,290
Preferred converted to Common Stock	$-	$(32)

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

Note 2 - Restatement of the Consolidated Financial Statements

The purpose of restatement is to correct errors in the Company’s previously issued financial statements for the period ended March 31, 2018 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment, if any. Management determined that the Company’s digital currencies for the three months ended March 31, 2018 were accounted for in error and were overstated by approximately $63,000.

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

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.”

The effect of the restatement on the Company’s consolidated balance sheet as of March 31, 2018 are as follows:

	March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Digital currencies	$199,920	$(63,027)	$136,893
Total current assets	440,801	(63,027)	377,774
Total Assets	441,914	(63,027)	378,887
Accumulated deficit	(114,618,680)	(63,027)	(114,681,707)
Total stockholders’ equity	411,519	(63,027)	348,492
Total Liabilities and stockholders’ equity	441,914	(63,027)	378,887

The effect of the restatement on the Company’s consolidated statement of operations for the three months ended March 31, 2018 are as follows:

	For the three months ended March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Total operating expenses	257,146	2	257,148
Net loss from operations	(257,146)	(2)	(257,148)
Revaluation of digital currencies	(180,816)	180,816	-
Realized gain (loss) on sale of digital currencies	(63,179)	155,392	92,213
Total other expenses (income)	(243,995)	336,207	92,213
Net loss	(501,141)	336,206	(164,935)
Basic and Diluted Loss per Share	(0.00)	0.00	(0.00)
Basic and Diluted Shares	368,219,169	-	368,219,169

The effect of the restatement on the Company’s consolidated statement of cash flows for the three months ended March 31, 2018 are as follows:

	For the three months ended March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(501,141)	$336,206	$(164,935)
Change in fair value of digital currencies	180,816	(180,816)	-
Realized loss (gain) on sale of digital currencies	63,179	(155,392)	(92,213)
Net cash used in operating activities	(308,734)	172,437	(136,297)
Net cash provided by investing activities	172,437	(172,437)	-

The impact of the restatement has been reflected throughout these financial statements, including the applicable footnotes, as appropriate

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.1 million of cash in its operating activities for the three months ended March 31, 2018. The Company incurred $0.2 million net loss for the three months ended March 31, 2018. The Company had cash of approximately $0.17 million, digital currencies of approximately $0.1 million and a working capital of approximately $0.3 million at March 31, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

During April 2018 the Company issued 4,118,000 shares of Common Stock upon the conversion of 20,590 shares of Series C-1 Convertible Preferred stock.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on October [  ], 2018.

Overview

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors and/or blockchain, subject to the limitations contained within this report regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry as further described in this report. We do not intend to operate outside of the Digital Asset and blockchain industries.

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

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which (i) align with our business model of acquiring Digital Assets or acquiring a controlling interest in one or more blockchain technology related business ventures, and (ii) have sufficient capital to provide working capital and cover public company expenses. The requirement that a potential target have sufficient capital is a result of our inability to have our registration statement initially filed with the SEC on August 10, 2017 declared effective which has severely limited our ability to raise non-toxic capital. As disclosed in this report we have limited cash, and accordingly as a critical framework element are seeking acquisition targets with sufficient capital which may help us sustain our operations without having us rely on toxic funding structures. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer who regularly communicates with Mr. David Garrity, one of our independent directors who is also seeking acquisition targets.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of revenue and capital raises. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s recent equity offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table reflects our operating results for the three months ended March 31, 2018 and 2017:

	(RESTATED)
	For the three months ended	For the three months ended
	March 31,	March 31,
	2018	2017
Revenues
E-commerce	$-	$3,181
Total revenues	-	3,181

Operating expenses:
General and administrative	255,663	179,386
Marketing	1,485	60
Total operating expenses	257,148	179,446

Net loss from operations	(257,148)	(176,265)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(33,172,886)
Fair value adjustments for convertible notes	-	(16,849,071)
Realized gain on sale of digital currencies	92,213	-
Gain on extinguishment of debt	-	15,873,067
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Total other income (expenses)	92,213	(35,019,279)

Net loss	$(164,935)	$(35,195,544)

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

Other Income (Expenses)

Other income (expense) for the three months ended March 31, 2018 and 2017 was approximately $92,000 and $(35.0) million, respectively. The decrease in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $33.2 million, fair value adjustments for convertible notes of $16.8 million and is partially offset by gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net Loss

Net loss for the three months ended March 31, 2018 was approximately $0.2 million, net loss for the three months ended March 31, 2017 was approximately $35.2 million, respectively. The decrease in net loss for the three months ended March 31, 2018 resulted primarily from fair value adjustments for warrant liabilities of $33.2 million, fair value adjustments for convertible notes of $16.8 million, partially offset by gain on extinguishment of debt of $15.9 million.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.1 million for the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2018 was primarily driven by a $0.2 million net loss, $92,000 realized gain on sale of digital currencies, and partially offset by proceeds from sale of digital currencies of $0.2 million.

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

Net Cash from Investing Activities

Net cash provided by investing activities was $0 for the three months ended March 31, 2018 and 2017.

Net Cash from Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2018 and 2017.

Liquidity

On March 31, 2018, we had current assets of approximately $0.4 million and current liabilities of approximately $30,000, rendering a working capital of approximately $0.3 million.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.1 million of cash in its operating activities for the three months ended March 31, 2018. The Company incurred a $0.2 million net loss for the three months ended March 31, 2018. The Company had cash of approximately $0.2 million and working capital of approximately $0.3 million at March 31, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our ability to raise capital on favorable terms.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K/A filed on October 12, 2018, as it may be amended. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the three months ended March 31, 2018 as well as two other periods.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2018, the Company issued 5,175,400 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

On April 20, 2018, the Company issued 392,200 shares of Common Stock upon the conversion of 1,961 shares of Series C-1 Convertible Preferred stock.

On April 23, 2018, the Company issued 1,176,600 shares of Common Stock upon the conversion of 5,883 shares of Series C-1 Convertible Preferred stock.

On April 24, 2018, the Company issued 2,549,200 shares of Common Stock upon the conversion of 12,746 shares of Series C-1 Convertible Preferred stock.

On July 23, 2018, the Company issued 268,817 shares of Common Stock for the cashless exercise of 555,556 warrants.

On October 11, 2018 the Company issued four investors each 13,750,000 Series C Warrants or 55,000,000 warrants in aggregate. The Series C Warrants are exercisable at $1.0 per share, over a four-year period, are exercisable for cash only, and are callable by the Company at any time for nominal consideration.

The Company did not receive any proceeds from the aforementioned conversion of preferred stock or cashless warrant exercises.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.
October 12, 2018
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-K	3/31/11	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	8-K	3/25/13	3.1
3.1(b)	Amendment No. 2 to Articles of Incorporation	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment filed February 13, 2017	8-K	2/16/17	3.1
3.1(d)	Certificate of Designation-Series C	8-K	5/26/17	10.1
3.1(e)	Certificate of Designation-Series C-1	8-K	10/10/17	3.1
3.2	Bylaws	S-1	5/29/08	3.2
10.1	Form of Series A Warrant	8-K	5/26/17	10.2
10.2	Form of Additional Warrant	8-K	5/26/17	10.3
10.3	Form of Bonus Warrant	8-K	5/26/17	10.4
10.4	Form of Registration Rights Agreement dated May 23, 2017	8-K	5/26/17	10.5
10.5	Form of Securities Purchase Agreement dated May 23, 2017	8-K	5/26/17	10.6
10.6	Employment Agreement - Charles Allen*	10-K	6/23/17	10.8
10.7	Employment Agreement - Michael Handerhan*	10-K	6/23/17	10.9
10.8	Form of Series B Warrant	8-K	10/10/17	10.1
10.9	Form of Series C-1 Securities Purchase Agreement	8-K	10/10/17	10.2
10.10	Form of Side Letter	8-K	10/10/17	10.3
10.11	Form of Series C Warrant	10-K/A	10/12/18	10.31
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

