Form 10-Q/A
period 2018-06-30
BTCS Inc.
filed 2018-10-12
CIK 1436229

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

EXPLANATORY NOTE

This is Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2018 (the “Original Filing”) by BTCS Inc. (the “Company”, “we”, “us”, or “our”). The purpose of this amendment is to correct errors in the Company’s previously issued financial statements for the period ended March 31, 2018 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment. Other than the updated accounting treatment and disclosure that is as of June 30, 2018, the remaining disclosure in the Original Filing has been updated as necessary.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(RESTATED)
	(RESTATED)
Assets:
Current assets:
Cash	$32,440	$303,334
Digital currencies	96,710	217,119
Prepaid expense	68,333	67,736
Total current assets	197,483	588,189

Other assets:
Property and equipment, net	3,388	1,235
Total other assets	3,388	1,235

Total Assets	$200,871	$589,424

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$69,067	$75,997
Total current liabilities	69,067	75,997

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 0 and 25,877 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; Liquidation preference 0.001 per share	-	25
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at June 30, 2018 and December 31, 2017; Liquidation preference 0.001 per share	29	50
Common stock, 975,000,000 shares authorized at 0.001 par value, 372,337,169 and 363,043,769 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	372,337	363,044
Additional paid in capital	114,657,833	114,667,080
Accumulated deficit	(114,898,395)	(114,516,772)
Total stockholders’ equity	131,804	513,427

Total Liabilities and stockholders’ equity	$200,871	$589,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	(RESTATED)		(RESTATED)
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenues
E-commerce	$-	$358	$-	$3,539
Total revenues	-	358	-	3,539

Operating expenses:
General and administrative	234,129	215,022	489,792	394,408
Marketing	1,485	80	2,970	140
Total operating expenses	235,614	215,102	492,762	394,548

Net loss from operations	(235,614)	(214,744)	(492,762)	(391,009)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	1,485,813	-	(31,687,073)
Fair value adjustments for convertible notes	-	-	-	(16,849,071)
Realized gain on sale of digital currencies	18,926	-	111,139	-
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)	-	(2,809,497)
Gain on extinguishment of debt	-	(6,870)	-	15,866,197
Gain on settlement of derivative liability	-	2,136,971	-	2,136,971
Loss from lease termination	-	-	-	(177,389)
Liquidated damages	-	-	-	(693,000)
Total other income (expense)	18,926	806,417	111,139	(34,212,862)

Net (loss) income	$(216,688)	$591,673	$(381,623)	$(34,603,871)

Net loss per share, basic and diluted
Basic and Diluted	$(0.00)	$0.01	$(0.00)	$(0.80)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	371,326,525	66,171,066	369,781,431	43,079,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(RESTATED)
	For the six months ended	For the six months ended
	June 30, 2018	June 30, 2017
Net Cash flows used from operating activities:
Net loss	$(381,623)	$(34,603,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	445	920
Issuance of common stock for services	-	10,000
Fair value adjustments for warrant liabilities	-	31,687,073
Fair value adjustments for convertible notes	-	16,849,071
Realized gain on sale of digital currencies	(111,139)	-
Proceeds from sale of digital currencies	231,548	-
Gain on extinguishment of debt	-	(15,866,197)
Loss from lease termination	-	177,389
Loss on issuance of Series C Convertible Preferred stock	-	2,809,497
Gain on settlement of derivative liability	-	(2,136,971)
Liquidated damages	-	693,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(597)	(28,019)
Accounts payable	(6,930)	(539,313)
Net cash used in operating activities	(268,296)	(947,421)

Net cash used in investing activities:
Purchase of property and equipment	(2,598)	(1,484)
Net cash used in investing activities	(2,598)	(1,484)

Net cash provided by financing activities:
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	-	925,114
Payment to settle an investor loan	-	(54,000)
Net cash provided by financing activities	-	871,114

Net decrease in cash	(270,894)	(77,791)
Cash, beginning of period	303,334	95,068
Cash, end of period	$32,440	$17,277

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$5,175	$32,403
Conversion of Series C-1 Convertible Preferred Stock to common stock	$4,118	$-
Issuance of common stock due to Anti-Dilution provision	$-	$14,517
Cashless warrant exercise	$-	$24,628
Management redemption from escrow account	$-	$400
Fractional shares adjusted for reverse split	$-	$4
Issuance of common stock for settlement of debt	$-	$90,168,290
Preferred converted to Common Stock	$-	$(162)
Preferred issued for conversion of notes	$-	$1,160

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

Note 2 - Restatement of the Consolidated Financial Statements

The purpose of restatement is to correct errors in the Company’s previously issued financial statements for the period ended June 30, 2018 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment, if any. Management determined that the Company’s digital currencies for the three and six months ended June 30, 2018 were accounted for in error and were overstated by approximately $43,000.

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

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.”

The effect of the restatement on the Company’s consolidated balance sheet as of June 30, 2018 are as follows:

	June 30, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Digital currencies	$139,655	$(42,945)	$96,710
Total current assets	240,428	(42,945)	197,483
Total Assets	243,816	(42,945)	200,871
Accumulated deficit	(114,855,450)	(42,945)	(114,898,395)
Total stockholders’ equity	174,749	(42,945)	131,804
Total Liabilities and stockholders’ equity	243,816	(42,945)	200,871

The effect of the restatement on the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 are as follows:

	For the three months ended June 30, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Total operating expenses	235,616	(2)	235,614
Net loss from operations	(235,616)	2	(235,614)
Revaluation of digital currencies	(12,419)	12,419	-
Realized gain on sale of digital currencies	11,265	7,661	18,926
Total other expenses (income)	(1,154)	20,080	18,926
Net loss	(236,770)	20,082	(216,688)
Basic and Diluted Loss per Share	(0.00)	-	(0.00)
Basic and Diluted Shares	371,326,525	-	371,326,525

	For the six months ended June 30, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Total operating expenses	492,762	-	492,762
Net loss from operations	(492,762)	-	(492,762)
Revaluation of digital currencies	(193,235)	193,235	-
Realized gain (loss) on sale of digital currencies	(51,914)	163,053	111,139
Total other expenses (income)	(245,149)	356,288	111,139
Net loss	(737,911)	356,288	(381,623)
Basic and Diluted Loss per Share	(0.00)	-	(0.00)
Basic and Diluted Shares	369,781,431	-	369,781,431

The effect of the restatement on the Company’s consolidated statement of cash flows for the six months ended June 30, 2018 are as follows:

	For the six months ended June 30, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(737,911)	$356,288	$(381,623)
Change in fair value of digital currencies	193,235	(193,235)	-
Realized loss (gain) on sale of digital currencies	51,914	(163,053)	(111,139)
Net cash used in operating activities	(499,844)	231,548	(268,296)
Net cash provided by investing activities	231,548	(231,548)	-

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the six months ended June 30, 2018. The Company incurred $0.4 million net loss for the six months ended June 30, 2018. The Company had cash of approximately $32,000, digital currencies of approximately $97,000 and a working capital of approximately $0.1 million at June 30, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

On April 24, 2018, the Company issued 2,549,200 shares of Common Stock upon the conversion of 12,746 shares of Series C-1 Convertible Preferred stock.

Note 7 - Subsequent Events:

None

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on October 12, 2018.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of revenue and capital raises. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s recent equity offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table reflects our operating results for the three months ended June 30, 2018 and 2017:

	(RESTATED)
	For the three months ended	For the three months ended
	June 30,	June 30,
	2018	2017
Revenues
E-commerce	$-	$358
Total revenues	-	358

Operating expenses:
General and administrative	234,129	215,022
Marketing	1,485	80
Total operating expenses	235,614	215,102

Net loss from operations	(235,614)	(214,744)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	1,485,813
Fair value adjustments for convertible notes	-	-
Realized gain on sale of digital currencies	18,926	-
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Gain on extinguishment of debt	-	(6,870)
Gain on settlement of derivative liability	-	2,136,971
Loss from lease termination	-	-
Liquidated damages	-	-
Total other income	18,926	806,417

Net (loss) income	$(216,688)	$591,673

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

Other Income

Other income for the three months ended June 30, 2018 was approximately $19,000 and for the three months ended June 30, 2017 was approximately $806,000. The decrease in other income over the prior year primarily relates to decrease in fair value adjustments for warrant liabilities of $1.5 million, decrease in gain on settlement of derivative liability of $2.1 million, and is offset by decrease in loss on issuance of Series C Convertible Preferred stock of $2.8 million.

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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table reflects our operating results for the six months ended June 30, 2018 and 2017:

	(RESTATED)
	For the six months ended	For the six months ended
	June 30,	June 30,
	2018	2017
Revenues
E-commerce	$-	$3,539
Total revenues	-	3,539

Operating expenses:
General and administrative	489,792	394,408
Marketing	2,970	140
Total operating expenses	492,762	394,548

Net loss from operations	(492,762)	(391,009)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(31,687,073)
Fair value adjustments for convertible notes	-	(16,849,071)
Realized gain on sale of digital currencies	111,139	-
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Gain on extinguishment of debt	-	15,866,197
Gain on settlement of derivative liability	-	2,136,971
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Total other income (expense)	111,139	(34,212,862)

Net loss	$(381,623)	$(34,603,871)

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

Other Expenses

Other income (expenses) for the three months ended June 30, 2018 and 2017 was approximately $0.1 million and $(34.2) million, respectively. The decrease in other expenses over the prior year primarily relates to increases in fair value adjustments for warrant liabilities of $31.7 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net Loss

Net loss for the six months ended June 30, 2018 and 2017 was approximately $0.4 million and $34.6 million, respectively. The decrease in net loss for the six months ended June 30, 2018 resulted primarily from increases in fair value adjustments for warrant liabilities of $31.7 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Preferred C of $2.8 million, and is offset by gain on settlement of derivative liability of $2.1 million, increase in gain on extinguishment of debt of $15.9 million.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.3 million for the six months ended June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2018 was primarily driven by a $0.4 million net loss and $0.1 million realized gain on sale of digital currencies, and partially offset by proceeds from sale of digital currencies of $0.2 million.

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

Net Cash from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was approximately $2,600 for purchase of property and equipment.

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

Liquidity

On June 30, 2018, we had current assets of approximately $0.2 million and current liabilities of approximately $69,000, rendering a working capital of approximately $0.1 million.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the six months ended June 30, 2018. The Company incurred a $0.4 million net loss for the six months ended June 30, 2018. The Company had cash of approximately $32,000 and working capital of approximately $0.1 million at June 30, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the six months ended June 30, 2018 as well as two other periods.

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

