Form 10-Q
period 2018-09-30
BTCS Inc.
filed 2018-11-07
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2018, there were 372,605,986 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Current assets:
Cash	$2,074	$303,334
Digital currencies	15,512	217,119
Prepaid expense	13,333	67,736
Total current assets	30,919	588,189

Other assets:
Property and equipment, net	3,045	1,235
Total other assets	3,045	1,235

Total Assets	$33,964	$589,424

Liabilities and Stockholders’ (Deficit) Equity :
Accounts payable and accrued expense	$127,009	$75,997
Total current liabilities	127,009	75,997

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 and 25,877 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; Liquidation preference $0.001 per share	-	25
Series C-1 Convertible Preferred stock: 29,414 and 50,004 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; Liquidation preference $0.001 per share	29	50
Common stock, 975,000,000 shares authorized at $0.001 par value, 372,605,986 and 363,043,769 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	372,606	363,044
Additional paid in capital	114,657,564	114,667,080
Accumulated deficit	(115,123,244)	(114,516,772)
Total stockholders’ (deficit) equity	(93,045)	513,427

Total Liabilities and stockholders’ (deficit) equity	$33,964	$589,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
E-commerce	$-	$941	$-	$4,480
Total revenues	-	941	-	4,480

Operating expenses (income):
General and administrative	271,844	211,464	761,636	605,872
Marketing	60	3,617	3,030	3,757
Total operating expenses	271,904	215,081	764,666	609,629

Net loss from operations	(271,904)	(214,140)	(764,666)	(605,149)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(8,651,295)	-	(40,338,368)
Fair value adjustments for convertible notes	-	-	-	(16,849,071)
Loss on issuance of Series C Convertible Preferred stock	-	-	-	(2,809,497)
Gain on extinguishment of debt	-	-	-	15,866,197
Gain on settlement of derivative liability	-	(2,136,971)	-	-
Loss from lease termination	-	-	-	(177,389)
Liquidated damages	-	-	-	(693,000)
Realized gain (loss) on sale of digital currencies	47,055	(11)	158,194	(11)
Other income	-	42,671	-	42,671
Total other income (expense)	47,055	(10,745,606)	158,194	(44,958,468)

Net loss	$(224,849)	$(10,959,746)	$(606,472)	$(45,563,617)

Net loss per share, basic and diluted
Basic and Diluted	$(0.00)	$(0.09)	$(0.00)	$(0.64)

Weighted average number of shares outstanding, basic and diluted
Basic and Diluted	372,541,704	126,622,659	370,711,633	71,233,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	Series B Convertible		Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2017 (Restated)	25,877	$25	50,004	$50	363,043,769	$363,044	$114,667,080	$(114,516,772)	$513,427
Conversion of Series B Convertible Preferred stock to common stock	(25,877)	(25)	-	-	5,175,400	5,175	(5,150)	-	-
Conversion of Series C-1 Convertible Preferred stock to common stock	-	-	(20,590)	(21)	4,118,000	4,118	(4,097)	-	-
Cashless warrant exercise					268,817	269	(269)		-
Net loss	-	-	-	-	-	-	-	(606,472)	(606,472)
Balance September 30, 2018	-	$-	29,414	$29	372,605,986	$372,606	$114,657,564	$(115,123,244)	$(93,045)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2018	2017

Net Cash flows used from operating activities:
Net loss	$(606,472)	$(45,563,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	788	1,044
Issuance of common stock for services	-	10,000
Change in fair value of digital currencies	-	(2,671)
Fair value adjustments for warrant liabilities	-	40,338,368
Fair value adjustments for convertible notes	-	16,849,071
Realized gain on sale of digital currencies	(158,194)	-
Proceeds from sale of digital currencies	359,801	-
Gain on extinguishment of debt	-	(15,866,197)
Loss from lease termination	-	177,389
Loss on issuance of Series C Convertible Preferred stock	-	2,809,497
Liquidated damages	-	693,000
Changes in operating assets and liabilities:
Digital currencies	-	2,868
Prepaid expenses and other current assets	54,403	(20,378)
Accounts payable and accrued expenses	51,012	(387,129)
Net cash used in operating activities	(298,662)	(958,755)

Net cash used in investing activities:
Purchase of property and equipment	(2,598)	(1,484)
Net cash used in investing activities	(2,598)	(1,484)

Net cash provided by financing activities:
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	-	925,114
Payment to settle an investor loan	-	(54,000)
Net cash provided by financing activities	-	871,114

Net decrease in cash	(301,260)	(89,125)
Cash, beginning of period	303,334	95,068
Cash, end of period	$2,074	$5,943

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$5,175	$76,525
Conversion of Series C-1 Convertible Preferred Stock to common stock	$4,118	$-
Issuance of common stock due to Anti-Dilution provision	$-	$14,517
Cashless warrant exercise	$269	$11,638,566
Management redemption from escrow account	$-	$400
Fractional shares adjusted for reverse split	$-	$4
Issuance of common stock for settlement of debt	$-	$90,168,290
Preferred converted to Common Stock	$-	$(383)
Preferred issued for converson of notes	$-	$1,160

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

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors and/or blockchain, subject to the certain limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry. We do not intend to operate outside of the Digital Asset and blockchain industries.

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the nine months ended September 30, 2018. The Company incurred $0.6 million net loss for the nine months ended September 30, 2018. The Company had cash of approximately $2,000, digital currencies of approximately $16,000 and a negative working capital of approximately $96,000 at September 30, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not made adjustments to the accompanying unaudited condensed consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should the Company be unable to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BTCS Digital Manufacturing. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had approximately $2,000 and $303,000 in cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Digital Currencies Translations and Remeasurements

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2018 and 2017 because their effect was anti-dilutive:

	As of September 30,
	2018	2017
Warrants to purchase common stock	61,509,078	52,669,694
Series B Convertible Preferred stock	-	155,663,400
Series C Convertible Preferred stock	-	15,873,600
Series C-1 Convertible Preferred stock	5,882,800	-
Total	67,391,878	224,206,694

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 5 - Stockholders’ Equity

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

Note 6 - Subsequent Events:

On October 11, 2018 the Company issued four investors each 13,750,000 Series C Warrants or 55,000,000 warrants in aggregate. These Series C Warrants were not lawfully issued in accordance with the Nevada Revised Statutes (“NRS”).

On October 25, 2018 the Company and each of the four investors who hold the Series C Warrants agreed to cancel the Series C Warrants for no consideration. Accordingly, the Series C Warrants are not outstanding.

ITEM 1A Risk Factors

Not applicable to smaller reporting companies.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on October 12, 2018

Overview

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors and/or blockchain, subject to certain limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry. We do not intend to operate outside of the Digital Asset industry.

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

Transaction Verification Service Business (Digital Asset mining e.g. bitcoin, Suspended)

We believe that with additional funding we may be able to resume our transaction verification services business (Digital Asset mining e.g. bitcoin) and believe this may provide revenue growth. If we are successful in resuming our transaction verification services business, we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoin’s blockchain. If we resume our mining operations, we do not intend to actively trade the Digital Assets but rather hold them for our own account and sell them for U.S. dollars or other currencies including virtual currencies.

Transaction verification entails running ASIC (application-specific integrated circuit) servers or other specialized servers which solve a set of prescribed complex mathematical calculations in order to add a block to a blockchain and thereby confirm Digital Asset transactions. A party which is successful in adding a block to the blockchain, is awarded a fixed number of Digital Assets for its effort.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table reflects our operating results for the three months ended September 30, 2018 and 2017:

	For the three months ended
	September 30,
	2018	2017
Revenues
E-commerce	$-	$941
Operating expenses (income):
General and administrative	271,844	211,464
Marketing	60	3,617
Total operating expenses	271,904	215,081

Net loss from operations	(271,904)	(214,140)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(8,651,295)
Gain on settlement of derivative liability	-	(2,136,971)
Realized gain (loss) on sale of digital currencies	47,055	(11)
Other income (expenses)	-	42,671
Total other income (expense)	47,055	(10,745,606)

Net loss	$(224,849)	$(10,959,746)

Revenues

Revenues for the three months ended September 30, 2018 and 2017 were approximately $0 and $941, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 were approximately $271,000 and $215,000, respectively. The slight increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses.

Other (Expenses) Income

Other (expense) income for the three months ended September 30, 2018 and 2017 was approximately $47,000 and approximately $(10.7) million, respectively. The decrease in other expense over the prior year primarily relates to decrease in fair value adjustments for warrant liabilities of $8.7 million and decrease in gain on settlement of derivative liability of $2.1 million.

Net Loss

Net loss for the three months ended September 30, 2018 and 2017 was approximately $0.2 million and $11.0 million, respectively. The decrease in net loss relates to a decrease in other expenses. The decrease in other expense over the prior year primarily relates to a decrease in fair value adjustments for warrant liabilities of $8.7 million and decrease in gain on settlement of derivative liability of $2.1 million.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table reflects our operating results for the nine months ended September 30, 2018 and 2017:

	For the nine months ended
	September 30,
	2018	2017
Revenues
E-commerce	$-	$4,480
Operating expenses (income):
General and administrative	761,636	605,872
Marketing	3,030	3,757
Total operating expenses	764,666	609,629

Net loss from operations	(764,666)	(605,149)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(40,338,368)
Fair value adjustments for convertible notes	-	(16,849,071)
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Gain on extinguishment of debt	-	15,866,197
Loss from lease termination	-	(177,389)
Liquidated damages	-	(693,000)
Realized gain (loss) on sale of digital currencies	158,194	(11)
Other income (expenses)	-	42,671
Total other income (expense)	158,194	(44,958,468)

Net loss	$(606,472)	$(45,563,617)

Revenues

Revenues for the nine months ended September 30, 2018 and 2017 were approximately $0 and $4,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 and 2017 were approximately $765,000 and $610,000, respectively. The increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses.

Other Income (Expenses)

Other income (expense) for the nine months ended September 30, 2018 and 2017 was approximately $158,000 and ($45.0) million, respectively. The decrease in other expenses over the prior year primarily relates to decreases in fair value adjustments for warrant liabilities of $40.3 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Preferred C of $2.8 million, and is offset by an increase in gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net Loss

Net loss for the nine months ended September 30, 2018 and 2017 was approximately $0.6 million and $45.6 million, respectively. The decrease in net loss for the nine months ended September 30, 2018 resulted primarily from fair value adjustments for warrant liabilities of $40.3 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Preferred C of $2.8 million, and is offset by an increase in gain on extinguishment of debt of $15.9 million during the prior year.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.3 million for the nine months ended September 30, 2018. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily driven by a $0.6 million net loss and $0.2 million realized gain on sale of digital currencies, and is offset by $0.4 million of proceeds from sale of digital currencies.

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

Net Cash from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was approximately $2,600 for purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $1,500 for purchase of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was $0 for the nine months ended September 30, 2018.

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

Liquidity

On September 30, 2018, we had current assets of approximately $31,000 and current liabilities of approximately $127,000, rendering a negative working capital of approximately $96,000.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the nine months ended September 30, 2018. The Company incurred a $0.6 million net loss for the nine months ended September 30, 2018. The Company had cash of approximately $2,000 and negative working capital of approximately $96,000 at September 30, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying unaudited condensed consolidated financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in our filings with the SEC, including our final prospectus dated November 5, 2018. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

On October 11, 2018 the Company issued four investors each 13,750,000 Series C Warrants or 55,000,000 warrants in aggregate. These Series C Warrants were not lawfully issued in accordance with the NRS.

On October 25, 2018 the Company and each of the four investors who hold the Series C Warrants agreed to cancel the Series C Warrants for no consideration. Accordingly, the Series C Warrants are not outstanding.

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

November 7, 2018

	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-K	3/31/11	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	8-K	3/25/13	3.1
3.1(b)	Amendment No. 2 to Articles of Incorporation	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment filed February 13, 2017	8-K	2/16/17	3.1
3.1(d)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(e)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(f)	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(g)	Amended and Restated Certificate of Designation of Series C-1	8-K	12/7/07	3.2
3.2	Certificate of Amendment filed February 13, 2017	8-K	2/16/17	3.1
3.3	Bylaws	S-1	5/29/08	3.2
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

