Form 10-K
period 2018-12-31
BTCS Inc.
filed 2019-02-06
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commissions file number 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9466 Georgia Avenue #124, Silver Spring, MD	20901
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of June 30, 2018 the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock of $0.0575 on June 30, 2018 was approximately $21,160,958. As of January 31, 2019, the registrant had 387,281,530 shares of Common Stock outstanding.

BTCS INC.

PART I

ITEM 1. BUSINESS

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

“bitcoin” - A type of a Digital Asset based on an open source math-based protocol existing on the Bitcoin Network and utilizing cryptographic security.

“Bitcoin Exchange”- An electronic marketplace where exchange participants may trade, buy and sell bitcoins based on bid-ask trading. The largest Bitcoin Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Bitcoin Exchange Market” - The global bitcoin exchange market for the trading of bitcoins, which consists of transactions on electronic Bitcoin Exchanges.

“Bitcoin Network” - The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the math-based protocols and cryptographic security governing the Bitcoin Network.

“Blockchain” - The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of bitcoins from the Bitcoin Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

“CEA” - Commodity Exchange Act of 1936, as amended.

“CFTC” - The US Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code” - The US Internal Revenue Code of 1986, as amended.

“Digital Asset” - Collectively, all digital assets based upon a computer-generated math-based and/or cryptographic protocol that may, among other things, be used to buy and sell goods or pay for services. Bitcoins represent one type of Digital Asset.

“Digital Security” - A type of Digital Asset that is offered by a promoter as an investment contract, which is a type of security defined by Section 2(a)(1) of the Securities Act.

“DDoS Attack” - Distributed denial of service attacks are coordinated hacking attempts to disrupt websites, web servers or computer networks in which an attacker bombards an online target with a large quantity of external requests, thus precluding the target from processing requests from genuine users.

“Exchange Act” - The Securities Exchange Act of 1934, as amended.

“FDIC” - The Federal Deposit Insurance Corporation.

“FinCEN” - The Financial Crimes Enforcement Network, a bureau of the US Department of the Treasury.

“FINRA” - The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers.

“Fiat Currency” - Currency that a government has declared to be legal tender, but is not backed by a physical commodity. The value of fiat money is derived from the relationship between supply and demand rather than the value of the material that the money is made of.

“IRS” - The US Internal Revenue Service, a bureau of the US Department of the Treasury.

“Mining” - The process by which Bitcoins are created involving programmers solving complex math problems with the computers in the Bitcoin Network.

“SEC” - The US Securities and Exchange Commission.

“Securities Act” - The Securities Act of 1933, as amended.

“SIPC” - The Securities Investor Protection Corporation.

“Transaction Verification Services” - Is equivalent to Mining.

“Warrants” refers to the Series A Warrants, Additional Warrants, Bonus Warrants, Series B Warrants, and Series C Warrants.

“1940 Act” - The Investment Company Act of 1940, as amended.

INTRODUCTION

We are an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and blockchain technologies. To our knowledge, we are one of a few public companies intending to acquire both Digital Assets and a controlling interest in one or more businesses in the Digital Asset and blockchain industries.

OUR BUSINESS

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the limitations contained within this report regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry as further described in this report.

The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws or can only be sold to accredited investors in the United States. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. The Company will carefully review its purchases of Digital Securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws. See “Risk Factors” at page 16 and “Business” at pages 3-16.

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

Transaction Verification Service Business (digital asset mining e.g. bitcoin, Suspended)

We believe that with additional funding we may be able to resume our transaction verification services business (Digital Asset mining e.g. bitcoin) and believe this may provide revenue growth. However, given the current network difficulties and price levels to mine both ethereum and bitcoin we do not believe mining offers a positive return on investment at present. We plan to monitor the blockchain networks and subject to additional funding re-enter the mining business when we believe a positive return on investment is achievable. If we are successful in resuming our transaction verification services business, we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoins. If we resume our mining operations, we do not intend to actively trade the Digital Assets but rather hold them for our own account and sell them for U.S. dollars or other currencies including virtual currencies.

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

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2018 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

Incentives for Transaction Verification (Mining)

Miners dedicate substantial resources to mining. Given the increasing difficulty of the target established by the Bitcoin Network, current miners must invest in expensive mining devices with adequate processing power to hash at a competitive rate. The first mining devices were standard home computers; however, mining computers are currently designed solely for mining purposes. Such devices included ASIC machines built by specialized companies like BitFury, Bitmain Technologies, 21 Inc., Canaan Creative, Halong Mining, and BW. Miners also incur substantial electricity costs in order to continuously power and cool their devices while solving for a new block.

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

Mining Pools

The Bitcoin Network’s mining protocol was created in a manner to make it more difficult to solve for new blocks as the processing power dedicated to mining increases (in order to maintain the 10 minute per block solution time average). Therefore, the difficulty of finding a valid hash value has grown exponentially since the first blocks were mined. Currently, the likelihood that an individual acting alone will be able to mine bitcoins is extremely low. As a result, mining “pools” have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts. The Company monitors the Blockchain network and, based on the information we collected from our network access, as of January 24, 2019, the largest three mining pools were, an unknown pool, BTC.TOP, and BTC, which, when aggregated, represented approximately 53 percent of the processing power on the Bitcoin Network (as calculated by determining the percentage of blocks mined by each such pool over the prior month).

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around June 2020 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of January 24, 2019, based on the information we collected from our network access 17.5 million bitcoins have been mined.

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

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain. For disclosure on the accounting of Digital Assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 18.

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

Historical Chart of the Price of Bitcoins, 2018-2019

The price of bitcoins is volatile and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since our Transaction Verification Services business records revenue based on the price of earned bitcoins and we may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The following chart illustrates the fluctuating value of the US Dollar exchange rate for bitcoins for the one-year period ending January 29, 2019, as reported by blockchain.com:

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

Alternative Digital Assets

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of January 24, 2019. Over 2,100 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “Digital Assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Asset. The Company is examining and will continue to examine these other Digital Assets including Digital Securities and acquire them, subject to financing, existing market conditions and regulatory compliance.

Government Oversight

The Bitcoin Network is a recent technological innovation and the regulatory schemes to which bitcoin and the Bitcoin Network may be subject have not been fully explored or developed. Recent actions taken by the SEC in its DAO Report that certain Digital Assets may be securities and actions taken by the CFTC including its July 24, 2017 order approving the first derivative clearing organization for digital currency swaps reflects that we may face increased government regulation and oversight. As stated earlier in this report, the SEC’s July 25, 2017 DAO Report, its Chairman’s recent remarks and concerns about the “Wild West” nature of the Digital Assets market and reports that its staff is issuing subpoenas will adversely affect the Company’s future acquisition of Digital Assets by limiting the amount of Digital Securities it may acquire and creating increased compliance and legal costs. In the future before we acquire Digital Assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the Investment Company’s 40% provisions, we will limit the amount of Digital Securities we acquire and establish procedures designed to protect us from rapid fluctuations in value of our Digital Assets portfolio. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Following the issuance of the DAO Report, promoters sought to evade it by callings coins “utility tokens” even where the developer retained material future services that affected the profitability and future value of the coins. The SEC quickly stopped one such initial coin offering, which clearly was intended to send a message.

The Company does not currently own any virtual currencies, however, subject to additional funding intents to acquire virtual currencies. The Company has previously owned bitcoin, ether and other virtual currencies and may acquire them in the future. In order to avoid being an inadvertent investment company within the meaning of the 1940 Act, we actively focus on insuring that our ownership of assets that are not securities will always exceed 60% of our total assets excluding cash. See “Risk Factors” at page 16 and “Business at page 3. The ownership of Digital Assets including digital securities may change based on the definition of a security under the Securities Act and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract. In 1946 the U.S. Supreme Court held that an investment in an orange grove operated and controlled by a third party was an investment contract and therefore a security subject to various provisions of the federal securities laws.

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

Bitcoin

The Company previously owned Bitcoin but does not currently own Bitcoin but may own Bitcoin in the future and has therefor included the following analysis of Bitcoin.

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

With broad vertical commonality, the key is an investors’ dependence on the efforts and expertise of the promoter or in the case of virtual currencies based on blockchain, the developer. There is no central promoter or common seller for bitcoin. Further, an individual seller of bitcoin would not constitute a promoter. A court has concluded that when the seller is no longer involved with the business there is no common enterprise. The lack of continuing management by the promoter or developer is similar to the land development cases where the courts have concluded that initial development services do not lead to the conclusion that the sale of a real estate parcel is a security. Thus, bitcoin does not satisfy the test for broad vertical commonality.

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

U.S. state regulators, including the California Department of Financial Institutions, NYSDFS, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar Bitcoin service providers register on a state-level as MTs or MSB. In July 20-17, Delaware amended its General Corporation Law to provide for the creation maintenance of certain required records by blockchain technology and permit its use for electronic transmission of stockholder communications. In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoin or other Digital Assets as a means of payment. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in virtual currencies. In September 2015, the bill was ordered to become an inactive file and as of the date of this report there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year.

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

While jurisdictions such as Germany and China have taken a preliminary regulatory stance on bitcoin, some countries have declined to apply regulation to bitcoin when afforded the opportunity. In June 2014, the Swiss government elected not to regulate bitcoin use and issued guidance on the further development and future application of laws to bitcoin-related activity in Switzerland. In 2017 Switzerland gave a swiss bank approval to manage assets based on bitcoin and other Digital Assets. Among others, Australia, Finland and the Netherlands have joined Canada and Germany among the foreign countries releasing formal or informal tax guidance regarding bitcoin income or operations. On August 24, 2017, Canada issued guidance stating the sale of cryptocurrency may constitute the sale of investment contract in accordance with Canadian law for determining if an investment constitutes a security.

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

Transaction Verification Service Business (digital asset mining e.g. bitcoin, Suspended)

While our current Transaction Verification Services business is suspended we anticipate that if we resume our operations, which is subject to additional financing, our current and future competition is centered on the following areas:

●	Vertically integrated companies such as Bitfury, Bitmain Technologies, Canaan Creative, and BW which design and build ASIC servers and are engaged in transaction verification services through the use of their own ASIC servers; and

●	Companies that are engaged in transaction verification services which may have lower operating costs than our future operations.

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

ASSETS

The Company’s sole asset (other than its cash balance) is its human capital specifically Mr. Allen and Mr. Handerhan, who have extensive market knowledge and long-standing business relationships within the industry. Our success depends solely on their continued service. See “Risk Factors” below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

We have no intellectual property assets or licenses and rely upon the experience of our two executive officers in the Digital Assets business as it has evolved.

GROWTH STRATEGY

Transaction Verification Services Growth Strategy

We believe that with additional funding we may be able to resume our transaction verification services business (Digital Asset mining e.g. bitcoin) and believe this may provide revenue growth. However, given the current network difficulties and price levels to mine both ethereum and bitcoin we do not believe mining offers a positive return on investment at present. We plan to monitor the blockchain networks and subject to additional funding re-enter the mining business when we believe a positive return on investment is achievable. If we are successful in resuming our transaction verification services business, we anticipate utilizing outsourced data centers and may diversify operations by securing other blockchains in addition to bitcoins blockchain.

EMPLOYEES

We currently have two employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES.

As of the date of this report the Company did not have any owned or leased properties.

Corporate Office Space

During the years ended December 31, 2018 and 2017, the Company was not party to any lease agreements for corporate office space and its employees have been working virtually. The Company is paying each of Mr. Allen and Mr. Handerhan $1,000 per month to cover out of pocket expenses associated with phone, internet and office space.

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

	High	Low
Fiscal 2019
First Quarter (through January 24, 2019)	$0.213	$0.0158

Fiscal 2018
First Quarter	$0.235	$0.040
Second Quarter	$0.116	$0.043
Third Quarter	$0.071	$0.037
Fourth Quarter	$0.042	$0.015

Fiscal 2017
First Quarter	$0.32	$0.04
Second Quarter	$0.15	$0.03
Third Quarter	$0.58	$0.05
Fourth Quarter	$0.26	$0.08

HOLDERS

As of January 24, 2019, there were 137 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

As of December 31, 2018, there are no incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards issued pursuant to the 2014 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2018.

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

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2018 are summarized below:

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

Over the course of November 13, 2018 through November 16, 2018, the Company issued 2,850,000 shares of Common Stock for the cash exercise of Series A Warrants resulting in aggregate proceeds of $57,000 to the Company.

On December 18, 2018, the Company issued a $200,000 promissory note to one institutional investor (the “Promissory Note”). The Promissory Note is due on September 18, 2019 and bears interest at a rate of 12%. In the event of default the Promissory Note bears interest at a rate of 20%.

The sales of unregistered securities of our Company subsequent to the year ended December 31, 2018 are summarized below:

Over the course of January 9, 2019 through January 31, 2019, the Company issued 11,825,544 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants  and Bonus Warrants resulting in aggregate proceeds of $148,843 to the Company.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the years ended
	December 31,
	2018	2017
		(RESTATED)
Revenues
E-commerce	$-	$4,480
Total revenues	-	4,480

Cost of revenues
Power and mining expenses		(160)
Gross profit	-	4,320
	-
Operating expenses (income):
General and administrative	986,525	1,564,851
Marketing	3,644	9,242
Total operating expenses	990,169	1,574,093

Net loss from operations	(990,169)	(1,569,773)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(39,222,099)
Fair value adjustments for convertible notes	-	(16,849,071)
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Loss on issuance of Series C-1 Convertible Preferred stock		(478,035)
Gain on extinguishment of debt	-	15,918,867
Loss from lease termination	-	(100,696)
Liquidated damages	-	(693,000)
Realized gain on sale of digital currencies	163,749	299,092
Other income	-	39,643
Total other income (expense)	163,749	(43,894,796)

Net loss	$(826,420)	$(45,464,569)
Deemed dividend related to reduction of warrant strike price	(5,600)	-
Net loss attributable to common stockholders	$(832,020)	$(45,464,569)

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	371,561,990	123,548,858

Revenues

Revenues for the years ended December 31, 2018 and 2017 were approximately $0 and $4,000, respectively. Revenues represent net revenue earned from the processing of customer transactions through our ecommerce website.

Cost of revenues

Cost of revenues for the years ended December 31, 2018 and 2017 were approximately $0 and $160, respectively.

Operating expenses

Operating expenses for the years ended December 31, 2018 and 2017 were approximately $1.0 million and $1.6 million. The decrease in the operating was primarily attributed to approximately $0.6 million decrease in general and administrative expenses, which includes $0.4 million decrease in stock-based compensation expenses and $78,000 decrease in bonuses.

Other Expenses

Other income (expenses) for the years ended 2018 and 2017 was approximately $0.2 million and $43.9 million, respectively. The decrease in other expenses over the prior year primarily relates to decreases in fair value adjustments for warrant liabilities of $39.2 million, fair value adjustments for convertible notes of $16.8 million and loss on issuance of Series C Convertible Preferred Stock of $2.8 million, and is offset by an increase in gain on extinguishment of debt of $15.9 million, all of which are non-cash expenses.

Net loss attributable to common stockholders

We incurred a $5,600 of deemed dividend related to reduction of warrant strike price during the year ended December 31, 2018.

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

Liquidity

As of January 31, 2019, the Company had approximately $91,850 of cash and no Digital Assets. The Company has not participated in any initial coin offering due to the fact that many, if not all, initial coin offerings constitute a Digital Security and because of the SEC’s intense focus on legal compliance in this area. Because of the rules under the Securities Act, we are ineligible to participate in an initial coin offering if it is for Digital Securities. Accordingly, we recently elected to not participate in initial coin offerings in the future.

We do not have sufficient capital to meet our expenses over the 12 months from the date of this report. Our current cash is not sufficient to sustain operations. We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

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

Accounting Treatment of Digital Assets

Digital Assets are included in current assets in the consolidated balance sheets. Digital Assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the consolidated statements of operations.

The Company assesses impairment of Digital Assets quarterly if the fair value of digital assets is less than its cost basis. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets is recorded as a component of costs and expenses in our consolidated statements of operations. There were no impairment losses related to Digital Assets during the years ended December 31, 2018 and 2017.

GOING CONCERN AND MANAGEMENT PLANS

The audited consolidated financial statements for the year ended December 31, 2018, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated approximately $0 and $4,000 in revenues during the years ended December 31, 2018 and 2017, respectively, and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2018, we have an accumulated deficit of $115.3 million since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subject to additional financing, the Company plans to create a portfolio of Digital Assets including bitcoin and ether to provide investors a diversified pure-play exposure to the bitcoin and blockchain industries. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. The Company does not intend to acquire Digital Securities in quantities which would cause it to be deemed an investment company in violation of the 1940 Act. There is a risk that we may inadvertently become an investment company. See “Risk Factors” at page 16.

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

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting Treatment of Digital Assets

Digital Assets are included in current assets in the consolidated balance sheets. Digital Assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the consolidated statements of operations.

The Company assesses impairment of Digital Assets quarterly if the fair value of digital assets is less than its cost basis. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our consolidated statements of operations. There were no impairment losses related to Digital Assets during the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Because the Company doesn’t have any customer contracts as of January 1, 2018, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our consolidated financial statements.

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

Risks Related to Our Company

We need to secure additional financing.

We require additional funds since we have very limited operating capital and negative working capital. As of January 31, 2019, we had $91,850 in cash. Our cash as of the date of this report is expected to only be sufficient to cover on going public company costs through May 1, 2019 depending on expenses and provided that we do not pay our employees.

We anticipate that we will incur operating losses for the foreseeable future.

We have not had sufficient funds to make payroll and compensate our Officers and they are owed back salary from December 1st, 2018. Our cash burn rate is approximately $80,000 per month, which we are typically accruing, and which may increase as we continue to spend additional cash on legal and accounting expenses in connection with our public reporting requirements. If we are not successful in securing additional financing including toxic funding, we will likely be required to cease operations.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2018 and 2017 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $0.8 million and $45.5 million for the years ended December 31, 2018 and 2017, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As discussed in this report, our internal controls and disclosure controls were not effective as of December 31, 2018. Because of our ineffective controls and material weaknesses, we did not account for our Digital Assets correctly in our financial statements and recently restated our audited financial statements for the year ended December 31, 2017 and the unaudited financial statements for the quarters ended March 31, 2018 and June 30, 2018.

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

We no longer have sufficient funds to make payroll and compensate either Charles Allen or Michal Handerhan. If either are unwilling to continue working without pay and choose to leave it could have a material adverse effect on us.

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

We have no other officers and only one other director. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. Their Employment Agreements permit them to resign for Good Reason which includes non-payment of salaries. This would result in the Company owing them $560,000 and would leave the Company without officers or employees which may have a material adverse effect upon us.

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen’s involvement with Global Bit Ventures Inc. (“GBV”) may create a continuing, conflict of interest. In the event such position and interest results in a conflict of interest between us and GBV, Mr. Allen could potentially make decisions that are not in the best interest of the shareholders of the Company.

Our Chairman, Chief Executive Officer and Chief Financial Officer, Charles Allen, is involved in other companies including his position and interest in GBV, a blockchain company. The Company currently has no intent to acquire GBV and does not intend to in the future. The conflicts include time and the potentially competing interests of two companies in the same industry. Our Board of Directors and Mr. Allen will attempt to minimize such conflicts. In determining whether or not our interest conflict with those of Mr. Allen’s, our disinterested directors will primarily consider legal advice concerning corporate opportunities, the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. We will rely upon the role of Mr. David Garrity, our sole non-employee director to evaluate corporate opportunities and the time Mr. Allen spends on our interests. However, as discussed at page 42 under the heading “Conflicts of Interest,” Mr. Garrity is a consultant to two firms which focus on blockchain technology. We cannot be certain that Mr. Garrity will not have conflicts of interest in the future. The Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that the existence of the potential conflict or decisions made in connection with such conflicts could adversely affect the price of our Common Stock and could cause the price to be less than it might have been if the conflicts did not exist or were avoided. Mr. Allen currently devotes no more than five hours per week to GBV, however as a result of the Company’s past inability to compensate Mr. Allen at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, Mr. Allen may choose to devote a substantial amount of his time to his involvement with other companies or on other projects which may have a material adverse effect on us.

We have not had sufficient funds to make payroll and compensate Charles Allen, and he is owed back salary from December 1st, 2018. As a result Mr. Allen elected to devote a substantial amount of his time to his involvement with other companies and projects which may have a material adverse effect on us.

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

We have not had sufficient funds to make payroll and compensate Michal Handerhan, and he is owed back salary from December 1st, 2018. As a result Mr. Handerhan has chosen to devote a substantial amount of his time to his involvement with other companies and projects which may have a material adverse effect on us.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified a significant deficiency in our disclosure controls and procedures which may lead to a failure to prevent or detect misstatements.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified a significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

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

If We Acquire Digital Securities, Even Unintentionally, We May Violate the Investment Company Act and Incur Potential Third-Party Liabilities

We expect that if we obtain sufficient financing, we will increase our portfolio of Digital Assets including bitcoins and Digital Securities. As this report discloses, there is an increased regulatory examination of Digital Assets and Digital Securities. This has led to regulatory and enforcement activities. In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which Digital Assets were initially marketed to determine if they may be deemed Digital Securities and subject to federal and state securities laws. Even if we conclude that a particular Digital Asset is not a security under the Securities Act, certain states including California take a stricter view of the term “investment contract” which means the Digital Asset may have violated applicable state securities laws. This will result in increased compliance costs and legal fees. If our examination of a Digital Asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act is a strict liability statute much like selling spoiled milk and state securities laws generally impose liability for negligence for misrepresentations.

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

Over the past three years, Bitcoin Network mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power brought onto the Bitcoin Network is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior Bitcoin Network miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations on the Bitcoin Exchange Market, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins on the Bitcoin Exchange Market, creating downward pressure on the price of bitcoins.

The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin-and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold into the Bitcoin Exchange Market more rapidly, thereby potentially reducing bitcoin prices. Lower bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable and remove mining power from the Bitcoin Network. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoin could result in a reduction in the price of bitcoin that could adversely impact an investment in us.

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

As of January 24, 2019, there were over two thousand one hundred (2,100) alternate Digital Assets (or altcoins) tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of bitcoin) of approximately $120 billion, using market prices and total outstanding supply of each Digital Asset. This included altcoins using a “proof of work” mining structure similar to Bitcoin, and those using a “proof of stake” transaction verification system that is different than Bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of January 24, 2019, bitcoin’s $63 billion market capitalization was over five (5) times the size of the $13 billion market cap of XRP, the second largest Digital Asset. Despite the marked first-mover advantage of the Bitcoin Network over other Digital Assets, it is possible that another Digital Asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a Digital Asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other Digital Assets we may become involved in and have a negative impact on the demand for, and price of, such Digital Assets and could adversely affect an investment in us.

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

On July 25, 2017, the SEC issued its DAO Report which concluded that Digital Assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The DAO Report focused on the activities of a virtual organization which offered tokens in exchange for ether which as disclosed on page 15 of this report is the second largest reported digital currency. The DAO Report emphasized that whether Digital Asset is a security is based on the facts and circumstances. Although the Company’s activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the SEC will not take enforcement action against the Company in the future including for the sale of unregistered securities in violation of the Securities Act or acting as an unregistered investment company in violation of the Investment Company Act. The SEC has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the SEC suspended trading in three Digital Asset public companies. Since issuing the DAO Report the SEC Chairman has stated that the SEC is carefully examining initial coin offerings and similar areas involving Digital Assets for their compliance with the Securities Act.

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

Additionally, a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” a Florida circuit court judge determined that bitcoin did not qualify as money or “tangible wealth,” and an opinion from the U.S. District Court for the Northern District of Illinois identified bitcoin as “virtual currency.” Additionally, two CFTC commissioners publicly expressed a belief that derivatives based on bitcoin are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoin as property that is not currency for U.S. federal income tax purposes. Taxing authorities of a number of U.S. states have also issued their own guidance regarding the tax treatment of bitcoin for state income or sales tax purposes. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoin). The bill indirectly authorizes bitcoin’s use as an alternative form of money in the state. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in “virtual currencies.” In September 2015, the bill was ordered to become an inactive file and as of the date of this report there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or the ability of us to continue our operations.

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

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. The SEC’s July 25, 2017 DAO Report expressed its view that Digital Assets may be securities depending on the facts and circumstances. As of the date of this report, we are not aware of any rules that have been proposed to regulate the Digital Assets we hold as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other Digital Assets under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that Digital Assets including bitcoins are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude bitcoins are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this report, some states including California define the term “investment contract” more strictly than the SEC. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

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

As discussed at page 11 and 12 we do not think that bitcoin and ether are securities. As such, we do not intend to acquire securities in amounts that are equal to or greater than 40% of our assets. Should the total value of securities which we hold rise to more than 40% of our assets (exclusive of cash) we note that SEC Rule 3a-2 under the 1940 Act allows an issuer to prevent itself from being deemed an investment company if it reduces its holdings of securities to less than 40% of its assets (exclusive of cash) and does not go above the 40% threshold more than once every three years. In order to comply with the 1940 Act, we anticipate having increased management time and legal expenses in order to analyze which Digital Assets are securities and periodically analyze our total holdings to ensure that we do not maintain more than 40% of our total assets (exclusive of cash) as securities. If our view that ether is not a security is challenged by the SEC and courts uphold the challenge, we may inadvertently violate the 1940 Act and incur substantial legal fees in defending our position. In such case the legal fees may exceed our available assets which could adversely affect an investment in us.

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

The Company currently uses a digital asset exchange to hold all of the Company’s ether; the Company’s bitcoin are held directly by the Company in a bitcoin wallet utilizing Bitgo Inc.’s enterprise multi-signature storage solution. All Digital Assets not held in the Company’s bitcoin wallet are subject to the risks encountered by a Digital Asset exchange including a DDoS Attack or other malicious hacking, a sale of the Digital Asset exchange, loss of the Digital Assets by the Digital Asset exchange and other risks similar to those described on page 33 in a risk factor entitled “Security threats to us could result in, a loss of Company’s Digital Assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.” The Company does not maintain a custodian agreement with the Digital Asset exchange that holds the Company’s ether. This Exchange does not provide insurance and may lack the resources to protect against hacking and theft. In the future we may acquire other Digital Assets that are held by Exchanges. If a material amount of our Digital Assets are held by Exchanges, we may be materially and adversely affected if the Exchanges suffer cyberattacks or incur financial problems.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2018. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2018 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management’s evaluation as of December 31, 2018, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the year ended December 31, 2017 as well as two other periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following table details the Company’s capitalization as of January 31, 2019.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	387,281,530
Series C-1 Preferred Stock (29,414 shares at a 1:200 conversion ratio)	5,882,800
Warrants to Purchase Common Stock	46,832,367
Total Shares Fully Diluted	439,996,697

The 46,832,367 Warrants include: (i) 32,626,632 Warrants issued in connection with the Series C financing completed on May 25, 2017, (ii) 12,942,000 Warrants issued in connection with the Series C-1 financing completed in October 2017, (iii) 524,368 Warrants with a strike price of $0.025 and an expiration date of January 21, 2020, and (iv) 739,367 Warrants with a strike price of $0.032 and an expiration date of April 16, 2020.

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

Charles W. Allen, age 43, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as our Chairman of the Board since September 11, 2014. Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances. Since January 12, 2018 Mr. Allen has been the CEO of Global Bit Ventures Inc., a newly formed private blockchain focused company. Since October 10, 2017 Mr. Allen has been a director of GBV. Mr. Allen is also on the advisory board of GoCoin LLC, a leading Digital Asset payment processor. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK’s capital markets efforts. In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of its board from inception through September 7, 2014. Mr. Allen has extensive experience in business strategy, investment banking and capital markets transactions. Prior to his work in the blockchain industry he worked domestically and internationally on projects in technology, media, natural resources, logistics, medical services and financial services. He has served as a Managing Director at numerous boutique investment banks focused on advising and raising capital for small and mid-size companies. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

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

David Garrity, age 58, has served as our independent Director since October 16, 2017. Mr. Garrity has over 25 years’ experience in the financial services industry, he has held senior roles including CFO and board of director positions for both publicly-held and private companies, and has extensive experience in several disciplines including operating, advisory and research, and is CEO of New York City based consulting firm, GVA Research. Mr. Garrity is a Partner at BTblock, a blockchain consultancy firm, and a senior advisor at Quantum1Net which also has a focus on blockchain technology. During 2008 and 2009, Mr. Garrity served as CFO and a director at Interclick, Inc., a behavioral targeting internet advertising network. From June 9, 2011 to May 14, 2013, Mr. Garrity was Chief Financial Officer of Aspen Group, Inc., an online for-profit university. From May 14, 2013 through October 31, 2013, he was Executive Vice President Corporate Development for Aspen Group, Inc. From February 1, 2017, through January 2018, Mr. Garrity was acting CFO of Mutualink, Inc., a private company developing secure distributed networking technologies to support communications interoperability for public- & private-sector clients. Mr. Garrity appears regularly on CNBC, BNN, Bloomberg, The Financial Times, Asia Times, Yahoo Finance, and other media outlets.

CONFLICTS OF INTEREST

Messrs. Allen and Handerhan are officers and directors of GBV which operates a business in the cryptocurrency area. The conflicts faced by Messrs. Allen and Handerhan include time and the potentially competing interests of two companies in the same industry.

Mr. David Garrity, an independent director, will evaluate corporate opportunities due to future potential conflicts since Messrs. Allen and Handerhan will be conflicted. Recently, Mr. Garrity became a Partner at BTblock, a blockchain consultancy firm, and a senior advisor at Quantum1Net which also has a focus on blockchain technology. It is possible that these activities will create conflicts in the future. Given our small size and lack of financial resources, we may be hampered in recruiting independent directors.

Our Chief Executive Officer and our Chief Operating Officer are officers and serve on the Board of Directors of a company which previously engaged in the mining of Digital Assets; when we had sufficient working capital, we engaged in the same business. With sufficient capital, we intend to re-enter this business. To deal with conflicts of interest, we have added one independent director who will monitor possible conflicts of interest. The future activities of our officers and directors may be challenged by shareholders, result in a diversion of time and cause us to incur legal and other expenses.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended December 31, 2018, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2018 and 2017 awarded to, earned by or paid to our directors and executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles. The footnotes represent cash actually paid.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Total ($)
Charles W. Allen, CEO	2018	256,025	(1)	-	256,025
	2017	235,389		75,000	310,389
Michal Handerhan, COO	2018	198,550	(2)	-	198,550
	2017	182,792		35,000	217,792

(1)	Mr. Allen received cash compensation of $189,519 for the year ended December 31, 2018. The $256,025 includes accrued and unpaid salary of $66,506 as of December 31, 2018.
(2)	Mr. Handerhan received cash compensation of $146,412 for the year ended December 31, 2018. The $198,550 includes accrued and unpaid salary of $52,138 as of December 31, 2018.

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

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019.

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

On February 6, 2019 we amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019.

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

On December 14, 2017, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $75,000 and $35,000, respectively for 2017. The Company further agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $175,000 and $75,000 respectively (the “2017 Contingent Bonuses”) which will be deemed earned on the earlier of i) the closing of a merger approved by the Board, ii) the closing of one or many financings in 2018 totaling over $1.25 million in gross proceeds, or iii) the Company having cash and Digital Assets valued at over $1.5 million. Provided further that the 2017 Contingent Bonuses if deemed earned will only be payable if the Company has at least $1.25 million in cash and Digital Assets prior to paying the bonuses. The 2017 Contingent Bonuses are not conditioned upon the continued service of either Mr. Allen or Mr. Handerhan and do not expire.

On February 6, 2019, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, contingent cash bonuses of $256,025 and $150,000, respectively for 2018 (the “2018 Contingent Bonuses”) which will be deemed earned and payable upon the repayment and / or settlement of the $200,000 Promissory Note issued on December 18, 2018. The 2018 Contingent Bonuses are not conditioned upon the continued service of either Mr. Allen or Mr. Handerhan and do not expire.

The amendments to the Employment Agreements and 2018 Contingent Bonuses were approved unanimously by the Board.

DIRECTOR COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2018 and 2017 awarded to, earned by or paid to our directors excluding executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles.

Name and Principal Position	Year	All other Compensation ($)	Total ($)
Jonathan Read, Director (1)	2018	11,667	11,667
	2017	33,716	33,716
David Garrity, Director	2018	20,000	20,000
	2017	15,582	15,582

(1)	Mr. Read resigned as a director on July 30, 2018.

On January 1, 2018 the Company entered into a one-year consulting agreement with GVA Research LLC (“GVA”) whereby it will pay GVA a quarterly consulting fee of $13,750. David Garrity is the owner and principal of GVA Research LLC and this is irrespective of and not included in the Director compensation. The Company did not renew the GVA consulting agreement for 2019.

On February 6, 2019 the Company reevaluated the level of compensation for its sole director and agreed to an annual director fee of $18,750 per quarter or $75,000 per year effective January 1, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There are no outstanding equity awards issued to our Named Executive Officers as of December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock and C-1 Convertible Preferred Stock as of the date of this report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding voting shares.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (1)
Common Stock	Charles W. Allen	0	*
Common Stock	Michal Handerhan (2)	2,437,627	*
Common Stock	David Garrity (2)	25,045	*
	All officers and directors as a group (three persons)	2,462,672	*
Series C-1 Convertible Preferred Stock
	Cavalry Fund I LP (3) 61 Kinderkamack Road Woodcliff Lake, NJ 07677	14,707	50%
	DiamondRock LLC (4) 425 East 63rd Street New York, NY 10065	14,707	50%

* Less than 1%

(1)	Percentage ownership of Common Stock only is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of January 31, 2019, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of the date of January 31, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of January 31, 2019, there were 387,281,530 shares of our Common Stock issued and outstanding. The holders of the outstanding preferred stock have blockers which limit their voting and conversion privileges to 4.99% of outstanding Common Stock within the foregoing 60 day periods. The percentages reflect their ownership of each series of preferred stock, which is not subject to any blocker.

(2)	The address of these persons, unless otherwise noted, is c/o BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901.

(3)	Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities.

(4)	Neil Rock has voting and dispositive power over shares held by DiamondRock, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017 we engaged RBSM as our independent auditor. For the years ended December 31, 2018 and 2017, we incurred fees as discussed below:

	2018	2017
Audit Fees	$39,500	$29,000
Tax Fees	2,800	5,200
All Other Fees
Total	$42,300	$34,200

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and reviews, of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation, as Amended		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16
3.1(d)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	3.1	3/30/17
3.1(f)	Certificate of Designation for Series C Convertible Preferred Stock		8-K	10.1	5/26/17
3.1(g)	Certificate of Designation for Series C-1 Convertible Preferred Stock		8-K	3.1	10/10/17
3.1(h)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock		8-K	3.2	12/7/17
3.1(i)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock		8-K	3.3	12/7/17
3.2	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.3	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
3.4	Articles of Merger		8-K/A	3.1	7/31/15
3.5	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
10.1	Amended Series A Common Stock Purchase Warrant		8-K	10.3	12/7/17
10.2	Amended Additional Common Stock Purchase Warrant		8-K	10.4	12/7/17
10.3	Amended Bonus Common Stock Purchase Warrant		8-K	10.5	12/7/17
10.4	Amended Series B Common Stock Purchase Warrant		8-K	10.6	12/7/17
10.5	Amended Amendment to Securities Agreement		8-K	10.7	12/7/17
10.6	Form of Series B Common Stock Purchase Warrant		8-K	10.1	10/10/17
10.7	Form of Series C-1 Securities Purchase Agreement		8-K	10.2	10/10/17
10.8	Form of Side Letter		8-K	10.3	10/10/17
10.9	Form of Warrant Exercise Agreement, dated as of June 8, 2016		8-K	10.1	6/10/16
10.10	Form of Series A Warrant		8-K	10.2	5/26/17
10.11	Form of Additional Warrant		8-K	10.3	5/26/17
10.12	Form of Bonus Warrant		8-K	10.4	5/26/17
10.13	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17
10.14	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17
10.15	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.16	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17
10.17	Settlement Agreement and Note		8-K	10.1	3/23/17
10.18	Form of Note Leak-Out Agreement		8-K	99.1	3/15/17
10.19	Form of January Leak-Out Agreement		8-K	99.2	3/15/17
10.20	Form of April Leak-Out Agreement		8-K	99.3	3/15/17
10.21	Form of January Lock-Up Agreement		8-K	99.4	3/15/17
10.22	Form of April Lock-Up Agreement		8-K	99.5	3/15/17
10.23	Convertible Promissory Note		8-K	10.1	12/9/16
10.24	Securities Purchase Agreement		8-K	10.1	6/7/16
10.25	20% Original Issue Discount Junior Convertible note due December 5, 2016		8-K	10.2	6/7/16
10.26	Security Agreement		8-K	10.3	6/7/16
10.27	Pledge Agreement		8-K	10.4	6/7/16
10.28	Subsidiary Guaranty		8-K	10.5	6/7/16
10.29	Amendment to Subscription Agreement		8-K	10.6	6/7/16
10.30	Securities Escrow Agreement		8-K	10.1	2/22/16
10.31	Form of Series C Warrant		10-K/A	10.31	10/12/18
21.1	List of Subsidiaries	(1)
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Filed herein
(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2019.

BTCS INC.

Date: February 6, 2019	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	February 6, 2019
Charles W. Allen	Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors

/s/ Michal Handerhan	Director	February 6, 2019
Michal Handerhan

/s/ David Garrity	Director	February 6, 2019
David Garrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BTCS Inc. and subsidiary (The “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Henderson, Nevada
February 06, 2019

BTCS Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
		(RESTATED)
Assets:
Current assets:
Cash	$52,117	$303,334
Digital currencies	-	217,119
Prepaid expense	8,333	67,736
Total current assets	60,450	588,189

Other assets:
Property and equipment, net	2,703	1,235
Total other assets	2,703	1,235

Total Assets	$63,153	$589,424

Liabilities and Stockholders’ (Deficit) Equity :
Accounts payable and accrued expense	$119,146	$75,997
Short term loan	200,000	-
Total current liabilities	319,146	75,997

Stockholders’ (deficit) equity :
Preferred stock; 20,000,000 shares authorized at 0.001 par value:
Series B Convertible Preferred stock: 0 and 25,877 shares issued and outstanding at December 31, 2018 and 2017, respectively; Liquidation preference 0.001 per share	-	25
Series C-1 Convertible Preferred stock: 29,414 and 50,004 shares issued and outstanding at December 31, 2018 and 2017, respectively; Liquidation preference 0.001 per share	29	50
Common stock, 975,000,000 shares authorized at 0.001 par value, 375,455,986 and 363,043,769 shares issued and outstanding at December 31, 2018 and 2017, respectively	375,456	363,044
Additional paid in capital	114,711,714	114,667,080
Accumulated deficit	(115,343,192)	(114,516,772)
Total stockholders’ (deficit) equity	(255,993)	513,427

Total Liabilities and stockholders’ (deficit) equity	$63,153	$589,424

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	December 31,
	2018	2017
		(RESTATED)
Revenues
E-commerce	$-	$4,480
Total revenues	-	4,480

Cost of revenues
Power and mining expenses		(160)
Gross profit	-	4,320
	-
Operating expenses (income):
General and administrative	986,525	1,564,851
Marketing	3,644	9,242
Total operating expenses	990,169	1,574,093

Net loss from operations	(990,169)	(1,569,773)

Other (expenses) income:
Fair value adjustments for warrant liabilities	-	(39,222,099)
Fair value adjustments for convertible notes	-	(16,849,071)
Loss on issuance of Series C Convertible Preferred stock	-	(2,809,497)
Loss on issuance of Series C-1 Convertible Preferred stock		(478,035)
Gain on extinguishment of debt	-	15,918,867
Loss from lease termination	-	(100,696)
Liquidated damages	-	(693,000)
Realized gain on sale of digital currencies	163,749	299,092
Other income	-	39,643
Total other income (expense)	163,749	(43,894,796)

Net loss	$(826,420)	$(45,464,569)
Deemed dividend related to reduction of warrant strike price	(5,600)	-
Net loss attributable to common stockholders	$(832,020)	$(45,464,569)

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	371,561,990	123,548,858

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

	Series B Convertible		Series C Convertible		Series C-1 Convertible						Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2017	-	$-	-	$-	-	$-	16,095,929	$16,097	(216,667)	$(217)	$23,785,756	$(69,052,203)	$(45,250,567)
Issuance of Series C Convertible Preferred Stock and warrants for cash in an offering (net of $3.7 million warrant liability, offset by $2.8 million of loss on issuance of Series C Convertible Preferred Stock)	-	-	79,368	79			-	-	-	-	(79)	-	-
Issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering (net of $1.5 million warrant liability,offset by $478,000 of loss on issuance of Series C-1 Convertible Preferred Stock)	-	-	-	-	64,710	65	-	-	-	-	(65)		-
Issuance of common stock for settlement of debt	-	-	-	-	-	-	833,333	833	-	-	60,834	-	61,667
Issuance of Series B Convertible Preferred Stock in exchange for convertible notes payable	1,160,941	1,160	-	-	-	-	-	-	-	-	74,299,064	-	74,300,224
Conversion of Series B Convertible Preferred stock to common stock	(1,135,064)	(1,135)	-	-	-	-	227,012,800	227,013	-	-	(225,878)	-	-
Conversion of Series C Convertible Preferred Stock to common stock	-	-	(79,368)	(79)	-	-	15,873,600	15,874	-	-	(15,795)	-	-
Conversion of Series C-1 Convertible Preferred Stock to common stock	-	-	-	-	(14,706)	(15)	2,941,200	2,941	-	-	(2,926)	-	-
Issuance of common stock due to Anti-Dilution provision	-	-	-	-	-	-	14,517,352	14,517	-	-	(14,517)	-	-
Cashless warrant exercise	-	-	-	-	-	-	81,856,798	81,857	-	-	12,196,111	-	12,277,968
Management redemption from escrow account	-	-	-	-	-	-	-	-	(400,000)	(400)	400	-	-
Issuance of common stock for services	-	-	-	-	-	-	125,000	125			9,875		10,000
Issuance of common stock as consideration for warrant Amendment	-	-	-	-	-	-	4,400,000	4,400	-	-	435,600		440,000
Reclassification from derivative liability to stockholders’ equity	-	-	-	-	-	-	-	-	-	-	4,138,704	-	4,138,704
Fractional shares adjusted for reverse split	-	-	-	-	-	-	4,424	4	-	-	(4)	-	-
Cancellation of treasury stock	-	-	-	-	-	-	(616,667)	(617)	616,667	617
Net loss	-	-	-	-	-	-	-	-	-	-	-	(45,464,569)	(45,464,569)
Balance December 31, 2017 (Restated)	25,877	$25	-	$-	50,004	$50	363,043,769	$363,044	-	$-	$114,667,080	$(114,516,772)	$513,427
Conversion of Series B Convertible Preferred stock to common stock	(25,877)	(25)	-	-	-	-	5,175,400	5,175	-	-	(5,150)	-	-
Conversion of Series C-1 Convertible Preferred stock to common stock	-	-	-	-	(20,590)	(21)	4,118,000	4,118	-	-	(4,097)	-	-
Cashless warrant exercise	-	-	-	-	-	-	268,817	269	-	-	(269)	-	-
Warrant exercise	-	-	-	-	-	-	2,850,000	2,850	-	-	54,150	-	57,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(826,420)	(826,420)
Balance December 31, 2018	-	$-	-	$-	29,414	$29	375,455,986	$375,456	-	$-	$114,711,714	$(115,343,192)	$(255,993)

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2018	2017
		(RESTATED)
Net Cash flows used from operating activities:
Net loss	$(826,420)	$(45,464,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,130	1,169
Issuance of common stock for services	-	10,000
Issuance of common stock as consideration for warrant Amendment	-	440,000
Fair value adjustments for warrant liabilities	-	39,222,099
Fair value adjustments for convertible notes	-	16,849,071
Realized gain on sale of digital currencies	(163,749)	(299,092)
Proceeds from sale of digital currencies	380,868	332,172
Gain on extinguishment of debt	-	(15,918,867)
Loss from lease termination	-	100,696
Loss on issuance of Series C Convertible Preferred stock	-	2,809,497
Loss on issuance of Series C-1 Convertible Preferred stock	-	478,035
Liquidated damages	-	693,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59,403	(67,736)
Accounts payable and accrued expenses	43,149	(673,729)
Net cash used in operating activities	(505,619)	(1,488,254)

Net cash used in investing activities:
Purchase of property and equipment	(2,598)	(1,485)
Refund of lease deposit	-	1,885
Net cash used in (provided by) investing activities	(2,598)	400

Net cash provided by financing activities:
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	-	925,115
Net proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	-	825,005
Payment to settle an investor loan	-	(54,000)
Proceeds from exercise of warrants	57,000	-
Proceeds from short term loan	200,000	-
Net cash provided by financing activities	257,000	1,696,120

Net (decrease) increase in cash	(251,217)	208,266
Cash, beginning of period	303,334	95,068
Cash, end of period	$52,117	$303,334

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$5,175	$227,013
Conversion of Series C Convertible Preferred Stock to common stock	$-	$15,874
Conversion of Series C-1 Convertible Preferred Stock to common stock	$4,118	$2,941
Issuance of common stock due to Anti-Dilution provision	$-	$14,517
Cashless warrant exercise	$269	$12,277,968
Management redemption from escrow account	$-	$400
Preferred issued for conversion of notes	$-	$1,160
Reclassification between convertible notes and derivative liabilities	$-	$4,138,704
Fractional shares adjusted for reverse split	$-	$4
Issuance of Series C-1 Convertible Preferred Stock and warrants in exchange of digital currencies	$-	$250,000
Issuance of Series B Convertible Preferred Stock to settle convertible notes payable	$-	$74,300,224
Issuance of common stock for settlement of debt	$-	$61,667
Deemed dividend related to reduction of warrant strike price	$5,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business and Recent Developments

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers can purchase merchandise using Digital Assets, including bitcoin and is currently focused on blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our transaction verification services operation at our North Carolina facility due to capital constraints.

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the certain limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry.

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

Note 2 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DM. DM was dissolved on May 2, 2018. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Restatement of the Consolidated Financial Statements

The purpose of the restatement for the year ended December 31, 2017 was to correct errors in the Company’s previously issued financial statements for the period ended December 31, 2017 in connection with the accounting for digital currencies as intangible assets with indefinite lives and record such digital currencies at cost less impairment, if any. Management determined that the Company’s digital currencies as of December 31, 2017 were accounted for in error and were overstated by approximately $399,000.

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

	For the year ended December 31, 2017
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

	For the year ended December 31, 2017
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

The impacts of the restatement for the year ended December 31, 2017 has been reflected throughout these financial statements, including the applicable footnotes, as appropriate.

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

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.5 million of cash in its operating activities for the year ended December 31, 2018. The Company incurred a $0.8 million net loss for the year ended December 31, 2018. The Company had cash of approximately $52,000 and a negative working capital of approximately $0.3 million at December 31, 2018. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5- Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of December 31, 2018 and 2017, the Company had approximately $52,000 and $303,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2018 and 2017, the Company had $0 and $53,000 in excess of the FDIC insured limit, respectively.

Digital Assets Translations and Remeasurements

Digital Assets are included in current assets in the consolidated balance sheets. Digital Assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the consolidated statements of operations.

The Company assesses impairment of Digital Assets quarterly if the fair value of digital assets is less than its cost basis. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our consolidated statements of operations. There were no impairment losses related to Digital Assets during the years ended December 31, 2018 and 2017.

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of indefinite life intangible assets, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the indefinite life intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to approximately $4,000 and $9,000 for the years ended December 31, 2018 and 2017, respectively.

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2018 and 2017 because their effect was anti-dilutive:

	As of December 31,
	2018	2017
Warrants to purchase common stock	58,657,911	62,064,634
Series B Convertible Preferred stock	-	5,175,400
Series C Convertible Preferred stock	-	10,000,800
Series C-1 Convertible Preferred stock	5,882,800	-
Total	64,540,711	77,240,834

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2018 and 2017. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Because the Company doesn’t have any customer contracts as of January 1, 2018, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our consolidated financial statements.

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

On March 9, 2017, the Company completed a securities exchange offer (the “Note Offer”) with its three convertible note holders (the “Note Holders”). Pursuant to the Note Offer the Note Holders agreed to exchange i) $868,897 of 5% Original Issue Discount 10% Senior Convertible Note Due September 16, 2016, originally issued in December 2015 and all accrued interest and liquidated damages owed (collectively the “Senior Notes”), ii) $175,000 of 20% Original Issue Discount Junior Convertible Notes Due December 5, 2016, originally issued in June 2016 and all accrued interest and liquidated damages owed (collectively the “Junior Notes”), iii) $220,000 of 8% Convertible Notes Due June 6, 2017, originally issued in December 2016 and all accrued interest owed (collectively the “Convertible Notes”), and iv) 97,423,579 warrants (the “Senior Warrants”) for 845,631 shares of Series B Convertible Preferred Stock (the “Preferred”). After giving effect to the Note Offer the Company no longer has any Senior Notes, Junior Notes or Convertible Notes outstanding. The Note Offer also provided the Note Holders with a three month right of first refusal to participate in the Company’s next financing and a one-year participation right with respect to the Company next fully underwritten offering.

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 25, 2017, the Company raised $1 million in cash from four institutional investors in exchange for the issuance of $1,111,111 of Series C. See Note 4 Liquidity, Financial Condition and Management’s Plans.

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

2018 Activities

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2018, pursuant to the Amendment to Securities Agreement dated December 7, 2017, the Company temporarily reduced the exercise price of 4,000,000 Series A Warrants from $0.085 to $0.02 (the “Offer”). The offer was made to all four investors who are record holders of the Series A Warrants on identical terms. Each investor had the option to exercise up to 1,000,000 Series A Warrants at the lower exercise price.

Over the course of November 13 through November 16, 2018, the Company issued 2,850,000 shares of Common Stock for the cash exercise of Series A Warrants through the Offer resulting in aggregate proceeds of $57,000 to the Company.

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2018 and 2017:

Number of Warrants
Outstanding as of January 1, 2017	268,788,733
Issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	47,302,176
Issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	12,942,000
Issuance of Series B Convertible Preferred Stock in exchange for convertible notes payable and warrants	(163,178,007)
Ratchet warrants issued due to price reset	7,454,050
Cashless warrant exercise	(111,244,318)
Outstanding as of December 31, 2017	62,064,634
Issuance of Series C Warrants	55,000,000
Cancellation of Series C Warrants for no consideration	(55,000,000)
Cashless warrant exercise	(555,556)
Warrants exercise for cash	(2,850,000)
Expiration of warrant	(1,167)
Outstanding as of December 31, 2018	58,657,911

Note 7 - Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2018 and 2017:

Derivative liabilities balance - December 31, 2016	$23,231,938
Conversion of warrant liabilities	(51,325,017)
Fair value adjustments for warrant liabilities	39,222,099
Cashless warrant exercise	(12,277,968)
Loss on issuance of Series C Convertible Preferred stock	2,809,497
Net proceeds from issuance of Series C Convertible Preferred Stock and warrants for cash in an offering	925,115
Loss on issuance of Series C-1 Convertible Preferred stock	478,035
Net cash proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	825,005
Net digital currency proceeds from issuance of Series C-1 Convertible Preferred Stock and warrants for cash and digital currency in an offering	250,000
Reclassification between convertible notes and derivative liabilities	(4,138,704)
Derivative liabilities balance - December 31, 2017	$-

Derivative liabilities for shortfall of shares balance - December 31, 2016	$14,915,419
Conversion of shortfall shares liabilities	(14,915,419)
Derivative liabilities for shortfall of shares balance - December 31, 2017	$-

Convertible notes at fair value - December 31, 2016	$3,283,034
Conversion of convertible notes	(20,132,105)
Change in fair value of convertible notes (including OID discount)	16,849,071
Convertible notes at fair value - December 31, 2017	$-

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Employment Agreements

Charles W. Allen

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $245,000. Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive. The Company did not pay or accrue any amount for bonuses during the year ended December 31, 2018. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

Michal Handerhan

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two (2) years, subject to renewal, in consideration for an annual salary of $190,000. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive. The Company did not pay or accrue any amount for bonuses during the year ended December 31, 2018. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

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

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Securities Escrow Agreement and for the benefit of the Company’s public shareholders the Principal Stockholders voluntarily agreed to place stock certificates representing the Escrow Shares into escrow. The Company failed to list the Company’s Common Stock on a national securities exchange on or before December 31, 2016 and failed to consummate the merger with Spondoolies-Tech Ltd. on or before December 31, 2016. The escrow agent returned the shares to the Company for cancelation for no consideration.

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

Note 10 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $0.5 million dollars exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2018. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are comprised of the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Net-operating loss carryforward	$1,163,032	$1,689,152
Other	-	-

Total Deferred Tax Assets	1,163,032	1,689,152
Valuation allowance	(1,163,032)	(1,689,152)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $5.54 million which begins to expire in 2034. For tax years beginning after December 31, 2017, NOLs generated can offset only 80% of taxable income in any given tax year. The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in 2018 and future years. Prior to the merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

BTCS Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2018. The valuation allowance decreased by approximately $0.5 million as of December 31, 2018.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2018	2017
Statutory Federal Income Tax Rate	(21.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(6.3)%	(5.4)%
Federal tax rate change	0.0%	11.9
Other	27.3%	38.8
Change in Valuation Allowance	(0.0)%	(11.3)%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2018.

Note 11 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

Over the course of January 9, 2019 through January 31, 2019, the Company issued 11,825,544 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $148,843 to the Company.

