Form 10-Q
period 2019-03-31
BTCS Inc.
filed 2019-05-08
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

Securities registered pursuant to Section 12(b) of the Act: None

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2019, there were 13,257,625 shares of common stock, par value $0.001, issued and outstanding (giving effect to a 1-for-30 reverse stock split effected by the registrant on April 5, 2019).

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Readers should review our risk factors in our filings with the Securities and Exchange Commission including our Form 10-K filed on February 6, 2019.

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$77,086	$52,117
Prepaid expense	3,333	8,333
Total current assets	80,419	60,450

Other assets:
Property and equipment, net	2,368	2,703
Total other assets	2,368	2,703

Total Assets	$82,787	$63,153

Liabilities and Stockholders’ Deficit:
Accounts payable and accrued expense	$168,909	$119,146
Short term loan	200,000	200,000
Total current liabilities	368,909	319,146

Stockholders’ deficit:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at March 31, 2019 and December 31, 2018; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at March 31, 2019 and December 31, 2018; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 13,240,765 and 12,515,201 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	13,240	12,515
Additional paid in capital	115,302,300	115,074,655
Accumulated deficit	(115,601,691)	(115,343,192)
Total stockholders’ deficit	(286,122)	(255,993)

Total Liabilities and stockholders’ deficit	$82,787	$63,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2019	2018

Operating expenses:
General and administrative	$251,964	$255,663
Marketing	535	1,485
Total operating expenses	252,499	257,148

Other (expense) income:
Interest expense	(6,000)	-
Realized gain on sale of digital currencies	-	92,213
Total other income	(6,000)	92,213

Net loss	$(258,499)	$(164,935)
Deemed dividend related to reduction of warrant strike price	(95,708)	-
Net loss attributable to common stockholders	$(354,207)	$(164,935)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	13,033,038	12,273,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Warrant exercise	-	-	725,564	725	227,645	-	228,370
Net loss	-	-	-	-	-	(258,499)	(258,499)
Balance March 31, 2019	29,414	$29	13,240,765	$13,240	$115,302,300	$(115,601,691)	$(286,122)

	Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017 (Restated)	25,877	$25	50,004	$50	12,101,462	$12,101	$115,018,023	$(114,516,772)	$513,427
Conversion of Series B Convertible Preferred stock to common stock	(25,877)	(25)	-	-	172,513	173	(173)	-	(25)
Net loss (Restated)	-	-	-	-	-	-	-	(164,935)	(164,935)
Balance March 31, 2018 (Restated)	-	$-	50,004	$50	12,273,975	$12,274	$115,017,850	$(114,681,707)	$348,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2019	2018

Net Cash flows used from operating activities:
Net loss	$(258,499)	$(164,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	335	122
Realized gain on sale of digital currencies	-	(92,213)
Proceeds from sale of digital currencies	-	172,439
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,000	(6,108)
Accounts payable and accrued expenses	49,763	(45,602)
Net cash used in operating activities	(203,401)	(136,297)

Net cash provided by financing activities:
Proceeds from exercise of warrants	228,370	-
Net cash provided by financing activities	228,370	-

Net increase (decrease) in cash	24,969	(136,297)
Cash, beginning of period	52,117	303,334
Cash, end of period	$77,086	$167,037

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$-	$5,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

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

Amendment to Articles of Incorporation

On April 5, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State to effect a one-for 30 reverse split of the Company’s class of common stock. The Amendment took effect on April 9, 2019. No fractional shares will be issued or distributed as a result of the Amendment. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split. The financial statements have been retroactively restated to reflect the reverse stock split.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2018.

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

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.2 million of cash in its operating activities for the three months ended March 31, 2019. The Company incurred $0.2 million net loss for the three months ended March 31, 2019. The Company had cash of approximately $77,000 and a negative working capital of approximately $0.3 million at March 31, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The financial statements have been prepared assuming the Company will continue as a going concern. The Company has not made adjustments to the accompanying financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should the Company be unable to continue as a going concern.

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

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2018 Annual Report.

Use of Estimates

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, if any, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2019 and 2018 because their effect was anti-dilutive:

	As of March 31,
	2019	2018
Warrants to purchase common stock	1,229,700	2,068,821
Series C-1 Convertible Preferred stock	196,093	333,360
Total	1,425,793	2,402,181

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The implementation of this rule did not have a material impact on the Company’s condensed financial position, results of operations, equity or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 5 – Note Payable

On December 18, 2018, the Company issued a $200,000 promissory note to one institutional investor (the “Promissory Note”). The Promissory Note is due on September 18, 2019 and bears interest at a rate of 12%. In the event of default the Promissory Note bears interest at a rate of 20%.

During the three months ended March 31, 2019, the Company made no payment in connection with this Promissory Note and accrued interest expense of approximately $6,000. As of March 31, 2019, the principal balance of the Promissory Note was $0.2 million and accrued interest on the note payable amounted to approximately $7,000.

Note 6 - Stockholders’ Equity

During the three months ended March 31, 2019, the Company issued 725,564 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $0.2 million to the Company.

Note 7 - Subsequent Events

On April 18, 2019, the Company issued 16,803 shares of Common Stock in connection with the one-for 30 reverse split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 6, 2019.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table reflects our operating results for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,
	2019	2018

Operating expenses:
General and administrative	$251,964	$255,663
Marketing	535	1,485
Total operating expenses	252,499	257,148

Other (expense) income:
Interest expense	(6,000)	-
Realized gain on sale of digital currencies	-	92,213
Total other income	(6,000)	92,213

Net loss	$(258,499)	$(164,935)
Deemed dividend related to reduction of warrant strike price	(95,708)	-
Net loss attributable to common stockholders	$(354,207)	$(164,935)

Operating Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were approximately $0.3 million and $0.3 million, respectively. The slight decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses as a result of cost cutting measures.

Other (expenses) Income

Other expenses income for the three months ended March 31, 2019 was $6,000 and other income for the three months ended March 31, 2018 was approximately $92,000. The decrease in other income over the prior year primarily relates to decrease in realized gain on sale of digital currencies and increase in interest expense.

Net loss attributable to common stockholders

We incurred $95,708 and $0 of deemed dividend related to reduction of warrant strike price during the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2019. Net cash used in operating activities for the three months ended March 31, 2019 was primarily driven by a $0.3 million net loss and partially offset by changes in operating assets and liabilities of $55,000.

Net cash used in operating activities was approximately $0.1 million for the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2018 was primarily driven by a $0.2 million net loss, $92,000 realized gain on sale of digital currencies, and partially offset by proceeds from sale of digital currencies of $0.2 million.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2019. It was provided from proceeds from exercise of warrants. During the three months ended March 31, 2019, the Company issued 725,564 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $228,000 to us.

Net cash provided by financing activities was $0 for the three months ended March 31, 2018.

Liquidity

On March 31, 2019, we had current assets of approximately $80,000 and current liabilities of approximately $0.4 million, rendering a negative working capital of approximately $0.3 million. As of May 6, 2019, we had approximately $35,133 of cash and no Digital Assets.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.2 million of cash in its operating activities for the three months ended March 31, 2019. The Company incurred a $0.3 million net loss for the three months ended March 31, 2019. The Company had cash of approximately $77,000 and negative working capital of approximately $0.3 million at March 31, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying unaudited condensed financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 4 to the Unaudited Condensed Financial Statements.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

Remediation Plan

When we have sufficient capital resources, we intend to hire additional accounting staff, and operations and administrative executives and remediate each of the weaknesses in our disclosure controls and internal control over financial reporting.

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

May 8, 2019

	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(f)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(g)	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(h)	Certificate of Designation for Series C Convertible Preferred Stock	8-K	5/26/17	10.1
3.1(i)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(j)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(k)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock	8-K	12/7/17	3.3
3.3	Bylaws	S-1	5/29/08	3.2
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

