Form 10-Q
period 2019-06-30
BTCS Inc.
filed 2019-08-01
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9466 Georgia Avenue #124 Silver Spring, MD	20901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (202) 430-6576

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2019, there were 16,814,728 shares of common stock, par value $0.001, issued and outstanding (giving effect to a 1-for-30 reverse stock split effected by the registrant on April 5, 2019).

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Readers should review our risk factors in our filings with the Securities and Exchange Commission (“SEC”) including our final Prospectus dated May 28, 2019 and filed with the SEC on June 4, 2019.

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets:
Current assets:
Cash	$560,432	$52,117
Prepaid expense	50,314	8,333
Total current assets	610,746	60,450

Other assets:
Property and equipment, net	2,029	2,703
Total other assets	2,029	2,703

Total Assets	$612,775	$63,153

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$104,759	$14,244
Accrued compensation	214,864	104,902
Short term loan	200,000	200,000
Total current liabilities	519,623	319,146

Stockholders’ equity (deficit) :
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at June 30, 2019 and December 31, 2018; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at June 30, 2019 and December 31, 2018; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 15,722,420 and 12,515,201 shares issued and outstanding at June 30 and December 31, 2018, respectively	15,722	12,515
Additional paid in capital	115,984,824	115,074,655
Accumulated deficit	(115,907,423)	(115,343,192)
Total stockholders’ equity (deficit)	93,152	(255,993)

Total Liabilities and stockholders’ equity (deficit)	$612,775	$63,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating expenses:
General and administrative	$299,672	$234,129	$551,636	$489,792
Marketing	60	1,485	595	2,970
Total operating expenses	299,732	235,614	552,231	492,762

Other (expense) income:
Interest expense	(6,000)	-	(12,000)	-
Realized gain on sale of digital currencies	-	18,926	-	111,139
Total other income	(6,000)	18,926	(12,000)	111,139

Net loss	$(305,732)	$(216,688)	$(564,231)	$(381,623)
Deemed dividend related to reduction of warrant strike price	-	-	(95,708)	-
Net loss attributable to common stockholders	$(305,732)	$(216,688)	$(659,939)	$(381,623)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	13,457,386	12,377,553	13,246,384	12,326,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended June 30, 2019

							Total
	Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2019	29,414	$29	13,240,765	$13,240	$115,302,300	$(115,601,691)	$(286,122)
Common stock issued including equity commitment fee, net	-	-	2,464,795	2,465	682,541	-	685,006
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Net loss	-	-	-	-	-	(305,732)	(305,732)
Balance June 30, 2019	29,414	$29	15,722,420	$15,722	$115,984,824	$(115,907,423)	$93,152

For the Three Months Ended June 30, 2018

	Series B Convertible		Series C-1 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2018	-	$-	50,004	$50	12,273,975	$12,274	$115,017,875	$(114,681,707)	$348,492
Conversion of Series C-1 Convertible Preferred stock to common stock	-	-	(20,590)	(21)	137,266	137	(116)	-	-
Net loss	-	-	-	-	-	-	-	(216,688)	(216,688)
Balance June 30, 2018	-	$-	29,414	$29	12,411,241	$12,411	$115,017,759	$(114,898,395)	$131,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Six Months Ended June 30, 2019

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Common stock issued including equity commitment fee, net	-	-	2,464,795	2,465	682,541	-	685,006
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Warrant exercise	-	-	725,564	725	227,645	-	228,370
Net loss	-	-	-	-	-	(564,231)	(564,231)
Balance June 30, 2019	29,414	$29	15,722,420	$15,722	$115,984,824	$(115,907,423)	$93,152

For the Six Months Ended June 30, 2018

	Series B Convertible		Series C-1 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	25,877	$25	50,004	$50	12,101,462	$12,101	$115,018,023	$(114,516,772)	$513,427
Conversion of Series B Convertible Preferred stock to common stock	(25,877)	(25)	-	-	172,513	173	(148)	-	-
Conversion of Series C-1 Convertible Preferred stock to common stock	-	-	(20,590)	(21)	137,266	137	(116)	-	-
Net loss	-	-	-	-	-	-	-	(381,623)	(381,623)
Balance June 30, 2018	-	$-	29,414	$29	12,411,241	$12,411	$115,017,759	$(114,898,395)	$131,804

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2019	2018

Net Cash flows used from operating activities:
Net loss	$(564,231)	$(381,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	674	445
Realized gain on sale of digital currencies	-	(111,139)
Proceeds from sale of digital currencies	-	231,548
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41,981)	(597)
Accounts payable and accrued expenses	90,515	(6,930)
Accrued compensation	109,962	-
Net cash used in operating activities	(405,061)	(268,296)

Net cash used in investing activities:
Purchase of property and equipment	-	(2,598)
Net cash used in (provided by) investing activities	-	(2,598)

Net cash provided by financing activities:
Proceeds from exercise of warrants	228,370	-
Net proceeds from issuance of common stock	685,006	-
Net cash provided by financing activities	913,376	-

Net increase (decrease) in cash	508,315	(270,894)
Cash, beginning of period	52,117	303,334
Cash, end of period	$560,432	$32,440

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$-	$5,175
Conversion of Series C-1 Convertible Preferred Stock to common stock	$-	$4,118
Fractional shares adjusted for reverse split	$17	$-
Deemed dividend	$95,708	$-

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

Amendment to Articles of Incorporation

On April 5, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State to effect a one-for 30 reverse split of the Company’s class of common stock. The Amendment took effect on April 9, 2019. No fractional shares were or will be issued or distributed as a result of the Amendment. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split. The financial statements have been retroactively restated to reflect the reverse stock split.

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

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.4 million of cash in its operating activities for the six months ended June 30, 2019. The Company incurred $0.6 million net loss for the six months ended June 30, 2019. The Company had cash of approximately $0.6 million and a working capital of approximately $91,000 at June 30, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer-term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional equity financing, primarily through the Purchase Agreement with Cavalry, however there are currently no other commitments of debt or equity in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all.

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

The Company continues to incur ongoing administrative and other operating expenses, including public company expenses, in excess of revenues. While the Company continues to implement its business strategy, it intends to finance its activities by:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings by controlling costs,

●	seeking additional financing through sales of additional securities whether through Cavalry or other investors.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2019 and 2018 because their effect was anti-dilutive:

	As of June 30,
	2019	2018
Warrants to purchase common stock	1,229,710	2,068,821
Series C-1 Convertible Preferred stock	196,093	196,093
Total	1,425,803	2,264,914

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective November 5, 2018. The implementation of this rule did not have a material impact on the Company’s condensed financial position, results of operations, equity or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 5 - Note Payable

On December 18, 2018, the Company issued a $200,000 promissory note to one institutional investor (the “Promissory Note”). The Promissory Note is due on September 18, 2019 and bears interest at a rate of 12%. In the event of default, the Promissory Note bears interest at a rate of 20%.

During the six months ended June 30, 2019, the Company made no payment in connection with this Promissory Note and accrued interest expense of approximately $12,000. As of June 30, 2019, the principal balance of the Promissory Note was $200,000 and accrued interest on the note payable amounted to approximately $13,000.

Note 6 - Stockholders’ Equity

During the six months ended June 30, 2019, the Company issued 725,564 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $200,000 to the Company.

On April 18, 2019, the Company issued 16,860 shares of Common Stock in connection with the one-for 30 reverse split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

Purchase Agreement

On May 13, 2019, the Company entered into an equity line purchase agreement with Cavalry Fund I LP (“Cavalry”) (the “Purchase Agreement”) pursuant to which Cavalry agreed to purchase from the Company, at Company’s sole discretion, up to $10,000,000 of common stock (subject to certain limitations) from time to time over a 36-month period. In consideration for entering into the $10 million Purchase Agreement, the Company issued to Cavalry 333,334 shares of common stock as a commitment fee and will issue up to 583,334 shares of common stock pro rata as Cavalry purchases additional shares.

Concurrently with the execution of the Purchase Agreement on May 13, 2019, the Company and Cavalry also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), no later than May 23, 2019 to register for resale by Cavalry under the Securities Act of 1933 (the “Act”), the shares of common stock that the Company may elect to issue and sell to Cavalry from time to time under the Purchase Agreement. The Registration Rights Agreement provides that in the event the Company is unable to register sufficient shares under the Registration Statement, the Company will be required to file additional registration statements such that sufficient registered shares are available for issuance and sale to Cavalry under the Purchase Agreement.

The Company filed a Registration Statement on Form S-1 seeking to register 4,374,741 shares. The Registration Statement was declared effective by the SEC on May 28, 2019. Provided the Registration Statement remains current and effective and the conditions set forth in the Purchase Agreement are satisfied, the Company may, from time to time and at its sole discretion, direct Cavalry to purchase shares of the Company’s common stock during trading hours (“Intraday Puts”) and after trading hours until 7 p.m. New York time (“Aftermarket Puts”) (either an Intraday Put or an Aftermarket Put may be referred to as a “Put”). The Company may make multiple Puts each day subject to delivery of the shares associated with prior Puts.

The number of shares that may be sold under an Intraday Put shall be equal to the total daily trading dollar volume (“Daily Trading Dollar Volume”) for the trading day prior to the applicable Put date, divided by the Intraday Purchase Price (such shares being the “Intraday Put Share Limit”). The “Intraday Purchase Price” means the lower of: (i) 94% of the lowest sale price on the trading day prior to the applicable Put date, and (ii) 94% of the arithmetic average of the three lowest closing prices for the Company’s common stock during the 12 consecutive trading days ending on the Trading Day immediately preceding such Put date.

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

The number of shares that may be sold under an Aftermarket Put shall be equal to the Daily Trading Dollar Volume, divided by the Aftermarket Put Price (such shares being the “Aftermarket Put Share Limit”). The “Aftermarket Put Price” means: the lower of: (i) the lowest Sale Price on the applicable Put date, and (ii) the arithmetic average of the three lowest closing prices for the Company’s common stock during the 12 consecutive trading days ending on the trading day immediately preceding such Put date.

Upon mutual agreement of Cavalry and the Company and subject to written confirmation by Cavalry that such agreement will not result in violation of the 4.99% beneficial ownership limitation, the Company may increase the Intraday Put Share Limit or the Aftermarket Put Share Limit, as applicable, for any Put to include an amount equal to $2,000,000 in Put shares at the applicable Purchase Price, in each case in addition to the applicable Intraday Put Share Limit or Aftermarket Put Share Limit. In all instances, the Company may not sell shares of its common stock to Cavalry under the Purchase Agreement if it would result in Cavalry beneficially owning more than 4.99% of the Company’s common stock or if the closing price the trading day immediately preceding the Put date is below $0.005.

As of June 30, 2019, the Company sold a total of 2,131,461 shares of common stock under the Purchase Agreement for total proceeds of $685,006, net of cost of $10,000.

Note 7 - Subsequent Events

From June 30, 2019 through July 10, 2019, the Company sold a total of 1,092,308 shares of common stock under the Purchase Agreement for total proceeds of $318,105.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our final Prospectus filed with the SEC dated May 28, 2019 and filed with the SEC on June 4, 2019.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table reflects our operating results for the three months ended June 30, 2019 and 2018:

	For the three months ended
	June 30,
	2019	2018

Operating expenses:
General and administrative	$299,672	$234,129
Marketing	60	1,485
Total operating expenses	299,732	235,614

Other (expense) income:
Interest expense	(6,000)	-
Realized gain on sale of digital currencies	-	18,926
Total other income	(6,000)	18,926

Net loss	$(305,732)	$(216,688)

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were approximately $0.3 million and $0.2 million, respectively. The slight increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses as a result of salary increases to our executed management team.

Other (Expense) Income

Other expense for the three months ended June 30, 2019 was $6,000 as compared to other income for the three months ended June 30, 2018 of approximately $19,000. The decrease in other income over the prior year primarily relates to decrease in realized gain on sale of digital currencies and an increase in interest expense.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table reflects our operating results for the six months ended June 30, 2019 and 2018:

	For the six months ended
	June 30,
	2019	2018

Operating expenses:
General and administrative	$551,636	$489,792
Marketing	595	2,970
Total operating expenses	552,231	492,762

Other (expense) income:
Interest expense	(12,000)	-
Realized gain on sale of digital currencies	-	111,139
Total other income	(12,000)	111,139

Net loss	$(564,231)	$(381,623)
Deemed dividend related to reduction of warrant strike price	(95,708)	-
Net loss attributable to common stockholders	$(659,939)	$(381,623)

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018 were approximately $0.6 million and $0.5 million, respectively. The slight increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses as a result of salary increases to our executed management team.

Other (Expense) Income

Other expense for the six months ended June 30, 2019 was $12,000 as compared to other income for the six months ended June 30, 2018 of approximately $111,000. The decrease in other income over the prior year primarily relates to decrease in realized gain on sale of digital currencies and an increase in interest expense.

Net loss attributable to common stockholders

We incurred $96,000 and $0 of deemed dividend related to reduction of warrant strike price during the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.4 million for the six months ended June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2019 was primarily driven by a $0.6 million net loss and partially offset by changes in operating assets and liabilities of $0.2 million.

Net cash used in operating activities was approximately $0.3 million for the six months ended June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2018 was primarily driven by a $0.4 million net loss and $0.1 million realized gain on sale of digital currencies, and partially offset by proceeds from sale of digital currencies of $0.2 million.

Net Cash from Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2018 was approximately $2,600 for purchase of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $0.9 million for the six months ended June 30, 2019, including $0.2 million from exercise of warrants and $0.7 million from selling a total of 2,131,461 shares of common stock under the Purchase Agreement.

Net cash provided by financing activities was $0 for the six months ended June 30, 2018.

Liquidity

On June 30, 2019, we had current assets of approximately $0.6 million and current liabilities of approximately $0.5 million, rendering a working capital of approximately $91,000.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.4 million of cash in its operating activities for the six months ended June 30, 2019. The Company incurred a $0.6 million net loss for the six months ended June 30, 2019. The Company had cash of approximately $0.6 million and working capital of approximately $91,000 at June 30, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. Our existing liquidity is not sufficient to fund operations and anticipated capital expenditures for the foreseeable future, and we do not have sufficient cash resources to support our current operations for the next 12 months, and will need additional funding, whether through our $10 million Purchase Agreement with Cavalry or other sources, to resume revenue generating activities. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in our filings with the SEC, including our final prospectus dated May 28, 2019. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

August 1, 2019

	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(f)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(g)	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(h)	Certificate of Designation for Series C Convertible Preferred Stock	8-K	5/26/17	10.1
3.1(i)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(j)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(k)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock	8-K	12/7/17	3.3
3.3	Bylaws	S-1	5/29/08	3.2
10.1	Equity Line Purchase Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.1
10.1(a)	Amendment No 1. To the Equity Line Purchase Agreement - Cavalry	S-1/A	5/28/19	10.27(a)
10.2	Registration Rights Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.2
10.3	Form of Promissory Note dated December 18, 2018	8-K	12/19/18	10.1
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

