Form 10-Q
period 2019-09-30
BTCS Inc.
filed 2019-11-14
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2019, there were 19,564,154 shares of common stock, par value $0.001, issued and outstanding (giving effect to a 1-for-30 reverse stock split effected by the registrant on April 5, 2019).

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

ITEM 1 Financial Statements

BTCS Inc. and Subsidiary

Condensed Balance Sheets

	September 30	December 31,
	2019	2018
	(Unaudited)
Assets:
Current assets:
Cash	$296,553	$52,117
Digital currencies	208,702	-
Prepaid expense	36,224	8,333
Total current assets	541,479	60,450

Other assets:
Property and equipment, net	1,686	2,703
Total other assets	1,686	2,703

Total Assets	$543,165	$63,153

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$61,647	$14,244
Accrued compensation	16,816	104,902
Convertible notes payable, net	53,221	-
Short term loan	-	200,000
Total current liabilities	131,684	319,146

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at September 30, 2019 and December 31, 2018; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at September 30, 2019 and December 31, 2018; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 18,884,424 and 12,515,201 shares issued and outstanding at September 30,2019 and December 31, 2018, respectively	18,885	12,515
Additional paid in capital	116,647,537	115,074,655
Accumulated deficit	(116,254,970)	(115,343,192)
Total stockholders’ equity (deficit)	411,481	(255,993)

Total Liabilities and stockholders’ equity (deficit)	$543,165	$63,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating expenses:
General and administrative	$251,439	$271,844	$803,075	$761,636
Marketing	9,334	60	9,929	3,030
Total operating expenses	260,773	271,904	813,004	764,666

Other (expense) income:
Interest expense	(45,553)	-	(57,553)	-
Impairment loss on digital currencies	(40,698)	-	(40,698)	-
Realized (loss) gain on digital currencies transactions	(523)	47,055	(523)	158,194
Total other (expenses) income	(86,774)	47,055	(98,774)	158,194

Net loss	$(347,547)	$(224,849)	$(911,778)	$(606,472)
Deemed dividend related to reduction of warrant strike price	-	-	(95,708)	-
Net loss attributable to common stockholders	$(347,547)	$(224,849)	$(1,007,486)	$(606,472)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	15,841,314	12,418,059	14,120,866	12,357,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended September 30, 2019

	Series C-1
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2019	29,414	$29	15,722,420	$15,722	$115,984,824	$(115,907,423)	$93,152
Common stock issued including equity commitment fee, net	-	-	1,909,946	1,910	459,473	-	461,383
Conversion of convertible notes	-	-	1,252,058	1,253	148,747	-	150,000
Beneficial conversion features associated with convertible notes payable			-	-	54,493		54,493
Net loss	-	-	-	-	-	(347,547)	(347,547)
Balance September 30, 2019	29,414	$29	18,884,424	$18,885	$116,647,537	$(116,254,970)	$411,481

For the Three Months Ended September 30, 2018

	Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2018	-	$-	29,414	$29	12,411,241	$12,411	$115,017,759	$(114,898,395)	$131,804
Cashless warrant exercise	-	-	-	-	8,961	9	(9)	-	-
Net loss	-	-	-	-	-	-	-	(224,849)	(224,849)
Balance September 30, 2018	-	$-	29,414	$29	12,420,202	$12,420	$115,017,750	$(115,123,244)	$(93,045)

For the Nine Months Ended September 30, 2019

	Series C-1						Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Common stock issued including equity commitment fee, net	-	-	4,374,741	4,375	1,142,014	-	1,146,389
Conversion of convertible notes	-	-	1,252,058	1,252	148,748	-	150,000
Beneficial conversion features associated with convertible notes payable			-	-	54,493	-	54,493
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Warrant exercise	-	-	725,564	726	227,644	-	228,370
Net loss	-	-	-	-	-	(911,778)	(911,778)
Balance September 30, 2019	29,414	$29	18,884,424	$18,885	$116,647,537	$(116,254,970)	$411,481

For the Nine Months Ended September 30, 2018

	Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2017	25,877	$25	50,004	$50	12,101,462	$12,101	$115,018,023	$(114,516,772)	$513,427
Conversion of Series B Convertible Preferred stock to common stock	(25,877)	(25)	-	-	172,513	173	(148)	-	-
Conversion of Series C-1 Convertible Preferred stock to common stock	-	-	(20,590)	(21)	137,266	137	(116)	-	-
Cashless warrant exercise	-	-	-	-	8,961	9	(9)	-	-
Net loss	-	-	-	-	-	-	-	(606,472)	(606,472)
Balance September 30, 2018	-	$-	29,414	$29	12,420,202	$12,420	$115,017,750	$(115,123,244)	$(93,045)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc. and Subsidiary

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2019	2018

Net Cash flows used from operating activities:
Net loss	$(911,778)	$(606,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,017	788
Amortization on debt discount	39,741
Realized (loss) gain on digital currencies transactions	523	(158,194)
Proceeds from sale of digital currencies	-	359,801
Impairment loss on digital currencies	40,698	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27,891)	54,403
Accounts payable and accrued expenses	65,376	51,012
Accrued compensation	(88,086)	-
Net cash used in operating activities	(880,400)	(298,662)

Net cash used in investing activities:
Purchase of digital currencies	(249,923)	-
Purchase of property and equipment	-	(2,598)
Net cash used in investing activities	(249,923)	(2,598)

Net cash provided by financing activities:
Proceeds from exercise of warrants	228,370	-
Net proceeds from issuance of common stock	1,146,389	-
Net cash provided by financing activities	1,374,759	-

Net increase (decrease) in cash	244,436	(301,260)
Cash, beginning of period	52,117	303,334
Cash, end of period	$296,553	$2,074

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$-	$5,175
Conversion of Series C-1 Convertible Preferred Stock to common stock	$-	$4,118
Conversion of convertible note to common stock	$150,000	$-
Exchange of promissory note and accrued interest into convertible note	$217,973	$-
Cashless warrant exercise	$-	$269
Fractional shares adjusted for reverse split	$17	$-
Deemed dividend	$95,708	$-
Beneficial conversion features associated with convertible notes payable	$54,493

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

Amendment to Articles of Incorporation

On April 5, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State to effect a one-for 30 reverse split of the Company’s class of common stock. The Amendment took effect on April 9, 2019. No fractional shares were or will be issued or distributed as a result of the Amendment. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Stock Split; however, the conversion ratios have been adjusted to reflect the Reverse Stock Split. The financial statements have been retroactively restated to reflect the reverse stock split.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2018.

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

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.9 million of cash in its operating activities for the nine months ended September 30, 2019. The Company incurred $0.9 million net loss for the nine months ended September 30, 2019. The Company had cash of approximately $0.3 million and a working capital of approximately $0.4 million at September 30, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer-term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional equity financing, primarily through the Purchase Agreement with Cavalry and seeking to obtain additional equity linked debt financing, however there are currently no other commitments of debt or equity in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all.

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

The Company assesses impairment of Digital Assets quarterly if the fair value of a Digital Asset was less than its cost basis on a day during the quarter. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our consolidated statements of operations. The Company recorded an impairment loss of approximately $41,000 related to Digital Assets during the years ended September 30, 2019.

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

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

Convertible Instruments

The Company has evaluated the Series A Convertible Preferred Stock (“Preferred Stock”) component of the Private Placement and determined it should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the Preferred Stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that the Preferred Stock is an “equity host,” the embedded conversion feature is not considered a derivative liability.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the FASB Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. The beneficial conversion feature of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a beneficial conversion feature related to the issuance of a convertible note when issued.

The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company’s common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2019 and 2018 because their effect was anti-dilutive:

	As of September 30,
	2019	2018
Warrants to purchase common stock	1,229,710	2,050,302
Series C-1 Convertible Preferred stock	196,093	196,093
Convertible notes	581,957	-
Total	2,007,761	2,246,395

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

By the maturity date of the Promissory Note, the Company made no payment in connection with this Promissory Note and accrued interest expense of $17,973.

On September 18, 2019, the Company and holder of the Promissory Note agreed to exchange the Promissory Note, including $17,973 accrued and unpaid interest for a new $217,973 Convertible Note dated September 18, 2019 (the “Convertible Note”). The Convertible Note is due December 18, 2019 and is convertible at a 20% discount to the closing price of the Company’s common stock on the principal trading market on the date before exercise, provided however that the conversion price shall never be less than $0.10 per share. The Convertible Note shall bear interest at 12% per annum (payable at maturity) and may be prepaid by the Company.

Through September 18, 2019 to September 30, 2019, the Company issued a total of 1,252,058 shares of the Company’s Common Stock for the conversion of $150,000 of principal on the Convertible Note and made no payment in connection with this Convertible Note and accrued interest expense.

The exchange of the Promissory Note into the Convertible Note met the definition of an extinguishment. However, the carrying amount of the Promissory Note and the fair value of the Convertible Note were comparable. Therefore, no gain or loss was recorded on the extinguishment. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15.

At the issuance date, the Convertible Note was convertible into 1,746,579 shares of common stock at $0.12 per share, but the Company’s fair value of underlying common stock was $0.16 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $54,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the Convertible Note payable balance in the accompanying Condensed Balance Sheets and is amortized to interest expense over the Convertible Note term.

During the three and nine months ended September 30, 2019, the Company recorded approximately $40,000 in interest expense related to amortization on debt discount. As of September 30, 2019, the Convertible Note had principal balance of approximately $53,000 accrued interest on the note payable of approximately $500 and approximately $15,000 remaining unamortized debt discount.

Note 6 - Stockholders’ Equity

During the nine months ended September 30, 2019, the Company issued 725,564 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $0.2 million to the Company.

On April 18, 2019, the Company issued 16,860 shares of Common Stock in connection with the one-for 30 reverse split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

From September 18, 2019 and September 25, 2019, the Company issued a total of 1,252,058 shares of the Company’s Common Stock for the conversion of $150,000 of principal on the Convertible Note.

BTCS Inc. and Subsidiary

Notes to Unaudited Condensed Financial Statements

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

As of September 30, 2019, the Company sold all of the shares available for sale under the Registration Statement (4,374,741 shares) for total proceeds of $1,146,389, net of cost of $12,250.

Note 7 - Subsequent Events

On October 16, 2019, the Company issued a total of 679,730 shares of the Company’s Common Stock for the conversion of the remaining $67,973 of principal on the Convertible Note and subsequently paid all the accrued interest expense of $905 on the Convertible Note.

On November 7, 2019, the Company issued a $200,000 promissory note (the “2019 Promissory Note”). The 2019 Promissory Note is due on August 7, 2020 and is: (i) convertible at a 20% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.02 per share, (ii) shall bear interest at 12% per annum (payable at maturity) and in the event of default bears interest at a rate of 20%, (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2019 Promissory Note, and (iv) may be prepaid by the Company.

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

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which (i) align with our business model of acquiring Digital Assets or acquiring a controlling interest in one or more blockchain technology related business ventures, and (ii) have sufficient capital to provide working capital and cover public company expenses. As disclosed in this report, we have limited cash, and accordingly as a critical framework element are seeking acquisition targets with sufficient capital which may help us sustain our operations without having us rely on toxic funding structures. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer who regularly communicates with Mr. David Garrity, one of our independent directors who is also seeking acquisition targets.

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

The continuation of our business is dependent upon us raising additional funds. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of revenue and capital raises. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s recent securities offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table reflects our operating results for the three months ended September 30, 2019 and 2018:

	For the three months ended
	September 30,
	2019	2018

Operating expenses:
General and administrative	$251,439	$271,844
Marketing	9,334	60
Total operating expenses	260,773	271,904

Other (expense) income:
Interest expense	(45,553)	-
Impairment loss on digital currencies	(40,698)	-
Realized (loss) gain on digital currencies transactions	(523)	47,055
Total other (expenses) income	(86,774)	47,055

Net loss	$(347,547)	$(224,849)

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018 were approximately $0.3 million and $0.3 million, respectively. The slight decrease in operating expenses over the prior year mostly relates to decreases in general and administrative expenses as a result of cost cutting measures.

Other (Expense) Income

Other expense for the three months ended September 30, 2019 were approximately $87,000 as compared to other income for the three months ended September 30, 2018 of approximately $47,000. The decrease in other income over the prior year primarily relates to decrease in realized gain on sale of digital currencies, an increase in interest expense related to debt discount amortization and an increase in impairment loss on digital currencies.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following table reflects our operating results for the nine months ended September 30, 2019 and 2018:

	For the nine months ended
	September 30,
	2019	2018

Operating expenses:
General and administrative	$803,075	$761,636
Marketing	9,929	3,030
Total operating expenses	813,004	764,666

Other (expense) income:
Interest expense	(57,553)	-
Impairment loss on digital currencies	(40,698)	-
Realized (loss) gain on digital currencies transactions	(523)	158,194
Total other (expenses) income	(98,774)	158,194

Net loss	$(911,778)	$(606,472)
Deemed dividend related to reduction of warrant strike price	(95,708)	-
Net loss attributable to common stockholders	$(1,007,486)	$(606,472)

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018 were approximately $0.8 million and $0.8 million, respectively. The slight increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses as a result of salary increases to our executive management team.

Other (Expense) Income

Other expense for the nine months ended September 30, 2019 were approximately $99,000 as compared to other income for the nine months ended September 30, 2018 of approximately $158,000. The decrease in other income over the prior year primarily relates to decrease in realized gain on sale of digital currencies, an increase in interest expense related to debt discount amortization and an increase in impairment loss on digital currencies.

Net loss attributable to common stockholders

We incurred $96,000 and $0 of deemed dividend related to reduction of warrant strike price during the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.9 million for the nine months ended September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2019 was primarily driven by a $0.9 million net loss and changes in operating assets and liabilities of $51,000, and was partially offset by impairment loss on digital assets of $41,000 and amortization on debt discount of $40,000.

Net cash used in operating activities was approximately $0.3 million for the nine months ended September 30, 2018. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily driven by a $0.6 million net loss and $0.2 million realized gain on sale of digital currencies, and was offset by $0.4 million of proceeds from sale of digital currencies.

Net Cash from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was approximately $0.2 million for purchase of digital currencies.

Net cash used in investing activities for the nine months ended September 30, 2018 was approximately $2,600 for purchase of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $1.4 million for the nine months ended September 30, 2019, including $0.2 million from exercise of warrants and $1.1 million from selling a total of 4,374,741 shares of common stock under the Purchase Agreement.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2018.

Liquidity

On September 30, 2019, we had current assets of approximately $0.5 million and current liabilities of approximately $0.1 million, rendering a working capital of approximately $0.4 million.

As of September 30, 2019, the fair market value of our Digital Assets was approximately $228,908. The Company’s Digital Assets are listed below:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	14.91863	$123,733
Ethereum (ETH)	584.72693	$105,175
Total		$228,908

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.9 million of cash in its operating activities for the nine months ended September 30, 2019. The Company incurred a $0.9 million net loss for the nine months ended September 30, 2019. The Company had cash of approximately $0.3 million and working capital of approximately $0.4 million at September 30, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. Our existing liquidity is not sufficient to fund operations and anticipated capital expenditures for the foreseeable future, and we do not have sufficient cash resources to support our current operations for the next 12 months, and will need additional funding, whether through our $10 million Purchase Agreement or other sources, to resume revenue generating activities. If we attempt to obtain additional debt or equity financing, we cannot provide assurance that such financing will be available to us on favorable terms, if at all. Additionally, if we are able to get a Registration Statement registering shares under the $10 million Purchase Agreement effective, we cannot provide assurance that i) we will be able to keep it current in order to sell shares under the agreement, or ii) that number of shares we are allowed to register pursuant to Rule 415 will generate sufficient proceeds to cover the cost of registering such shares.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding (non-financing related) revenue. While we continue to implement the business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s past securities offerings, and

●	seeking additional funds raised through the sale of additional securities in the future.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and limited resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management’s discussion and analysis, which could lead to overlooking items requiring disclosure.

●	Difficulty applying complex accounting principles.

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the nine months ended September 30, 2018 as well as two other periods.

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

November 14, 2019

	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(f)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(g)	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(h)	Certificate of Designation for Series C Convertible Preferred Stock	8-K	5/26/17	10.1
3.1(i)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(j)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(k)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock	8-K	12/7/17	3.3
3.3	Bylaws	S-1	5/29/08	3.2
10.1	Equity Line Purchase Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.1
10.1(a)	Amendment No 1. To the Equity Line Purchase Agreement - Cavalry	S-1/A	5/28/19	10.27(a)
10.2	Registration Rights Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.2
10.3	Form of Promissory Note dated December 18, 2018	8-K	12/19/18	10.1
10.4	Convertible Note dated as of September 18, 2019	8-K	9/19/2019	4.1
10.5	Convertible Note dated as of November 7, 2019	8-K	11/7/2019	4.1
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901, Attention: Corporate Secretary.

