Form 10-K
period 2019-12-31
BTCS Inc.
filed 2020-03-23
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,895,908, based on the closing sales price of Common Stock of $0.375 on June 28, 2019.

As of March 9, 2020, the registrant had 24,213,051 shares of Common Stock outstanding.

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

“SIPC” - The Securities Investor Protection Corporation.

“Transaction Verification Services” - Is equivalent to Mining.

“Warrants” refers to the Series A Warrants, Additional Warrants, Bonus Warrants, Series B Warrants, and Series C Warrants.

“1940 Act” - The Investment Company Act of 1940, as amended.

INTRODUCTION

We are an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and block chain technologies. To our knowledge, we are one of a few public companies intending to acquire both Digital Assets and a controlling interest in one or more businesses in the Digital Asset and blockchain industries.

OUR BUSINESS

Digital Asset Initiatives

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the limitations contained within this report regarding Digital Securities. As of March 9, 2020, the Company had approximately $247,500 of cash and the following Digital Assets:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	20.63	$158,892
Ethereum (ETH)	984.96	$190,454
Total		$349,346

The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws or can only be sold to accredited investors in the United States. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. The Company will carefully review its purchases of Digital Securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws. See “Risk Factors” at page 16 and “Business” at pages 3-11.

The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Digital Asset Data Analytics Platform

We are also focused on Digital Assets and blockchain technologies. We are currently internally developing a digital asset data analytics platform aimed at aggregating users’ information, such as tracking of multiple exchanges and wallets to aggregate portfolio holdings into a single platform to view and analyze performance, risk metrics, and potential tax implications. The platform utilizes digital asset exchange APIs to read user data and does not allow for the trading of assets.

Acquisition Initiatives

The Company is also seeking to acquire controlling interests in businesses in the blockchain industry as further described in this report. We plan to continue to evaluate other strategic opportunities including acquiring controlling interests in business in this rapidly evolving sector in an effort to enhance shareholder value.

Even though the prices of Digital Assets have been subject to substantial volatility and there remains some regulatory uncertainty, we believe that businesses using blockchain technology and those involved with Digital Assets such as bitcoin and ether, offer upside opportunity and are the types of opportunities that we may pursue.

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which (i) align with our business model of acquiring Digital Assets or acquiring a controlling interest in one or more blockchain technology related business ventures, and (ii) have sufficient capital to provide working capital. As disclosed in this report we have limited cash, and accordingly as a critical framework element are seeking acquisition targets with sufficient capital which may help us sustain our operations without having us rely on toxic funding structures. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer who regularly communicates with Mr. David Garrity, one of our independent directors who is also seeking acquisition targets on behalf of the Company.

We also monitor blockchain networks and may consider re-entering the digital asset mining business if and when we believe a positive return on investment is achievable. However, given the current network difficulties and price levels to mine both bitcoin and ethereum we do not believe mining offers a positive return on investment at present and have no immediate plans to resume mining.

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2019 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around June 2020 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of March 9, 2020, based on the information we collected from our network access, approximately 18.25 million bitcoins have been mined.

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

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies such as the U.S. Dollar, the Euro or the Chinese Yuan. Bitcoin Exchanges typically report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Although each Bitcoin Exchange has its own market price, it is expected that most Bitcoin Exchanges’ market prices should be relatively consistent with the Bitcoin Exchange Market average since market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins (i.e., exchange shopping). Arbitrage between the prices on various Bitcoin Exchanges is possible, but the imposition of fees and fiat currency deposit/withdrawal policies appears to have, at times, prevented an active arbitrage mechanism among users on some Bitcoin Exchanges. For example, delayed fiat currency withdrawals imposed by Mt. Gox resulted in Mt. Gox trading at a premium of up to 10 to 20 percent for several months through January 2014. In February 2014, Mt. Gox suspended trading, closed its website and exchange service, and filed for a form of bankruptcy protection from creditors called minjisaisei, or civil rehabilitation, to allow courts to seek a buyer. In April 2014, Mt. Gox began liquidation proceedings.

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain. For disclosure on the accounting of Digital Assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 13.

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

Historical Chart of the Price of Bitcoins, 2019-2020

The price of bitcoins is volatile and fluctuations are expected. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world. Since our Transaction Verification Services business records revenue based on the price of earned bitcoins and we may retain such bitcoins as an asset or as payment for future expenses, the relative value of such revenues may fluctuate, as will the value of any bitcoins we retain. The following chart illustrates the fluctuating value of the US Dollar exchange rate for bitcoins for the one-year period ending March 9, 2020, as reported by blockchain.com:

Uses of Bitcoins

Global Bitcoin Market

Global trade in bitcoins consists of individual end-user-to-end-user transactions, together with facilitated exchange-based bitcoin trading. A limited market currently exists for bitcoin-based derivatives. There is currently no reliable data on the total number or demographic composition of users or miners on the Bitcoin Network.

Goods and Services

Bitcoins also can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the Bitcoin Network. There are thousands of online merchants that accept bitcoins, and the variety of goods and services for which bitcoins can be exchanged is increasing. Currently, local, regional and national businesses, accept bitcoin. Bitcoin service providers such as BitPay, Coinbase and GoCoin and online gift card retailers Gyft and eGifter provide other means to spend bitcoin for goods and services at additional retailers. This includes gift cards for notable retailers like Dunkin Donuts, Best Buy, Target and Home Depot. There are also websites that keep a running archive of businesses that accept Bitcoin and allows users to search on a virtual map to discover these locations. www.Coinmap.org hosts and updates a virtual map that enables people to add their businesses and edit information. Users can see for themselves which businesses accept bitcoin, as well as the location of those businesses. To date, the rate of consumer adoption and use of bitcoin in paying merchants has trailed the broad expansion of retail and commercial acceptance of bitcoin. Nevertheless, there will likely be a strong correlation between continued expansion of the Bitcoin Network and its retail and commercial market penetration.

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

Alternative Digital Assets

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent. Over, 2,400 other Digital Assets (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “Digital Assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other Digital Asset. The Company is examining and will continue to examine these other Digital Assets including Digital Securities and acquire them, subject to financing, existing market conditions and regulatory compliance.

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

Subject to additional funding the Company intends to acquire additional digital assets. The Company currently own and plans to expand its digital asset holdings. In order to avoid being an inadvertent investment company within the meaning of the 1940 Act, we actively focus on insuring that our ownership of assets that are not securities will always exceed 60% of our total assets excluding cash. See “Risk Factors” beginning on page 16 and “Business” beginning on page 3. The ownership of Digital Assets including digital securities may change based on the definition of a security under the Securities Act and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract. In 1946 the U.S. Supreme Court held that an investment in an orange grove operated and controlled by a third party was an investment contract and therefore a security subject to various provisions of the federal securities laws.

In the future if we acquire Digital Assets that may be deemed a security, we will analyze whether our ownership of the Digital Assets are securities under the investment contract analysis from the leading case and the lower court cases which have followed it. The test for determining if an asset is an investment contract based upon whether there was: (i) an investment of money, (ii) in a common enterprise, (iii) with the expectation of profits, (iv) primarily through the efforts of others.

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

COMPETITION

Digital Assets Initiative

The Company’s Digital Asset initiative will compete with other industry participants that focus on investing in and securing the Blockchains of bitcoin and other Digital Assets. Market and financial conditions, and other conditions beyond the Company’s control, may make it more attractive to invest in other entities, or to invest in bitcoin or Digital Assets directly. Companies have raised substantial capital this year seeking to enter Digital Asset businesses. Our lack of capital is a competitive disadvantage.

Digital Asset Data Analytics Platform

The Company’s current and future competition for our digital asset data analytics platform is centered on the following areas:

●	Exchanges which currently offer more robust digital asset data analytics or will choose to enhance their platforms in the future such as eToro;
●	other mobile applications, websites, niche aggregation sites, which offer similar services, such as BNCpro;
●	providers of mobile applications and websites, that offer secure storage solutions for digital assets;
●	existing financial service firms and data analytics firms serving traditional asset markets that choose to offer data analytic solutions for digital assets; and
●	digital asset focused companies that offer exchange, payment processing, and financial services that enable consumers to exchange or digital assets.

Many of our current and potential competitors have greater resources, longer histories, more users, and greater brand recognition. They may devote more resources to technology, infrastructure, marketing and may be able to more rapidly develop their solutions. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Our small team and lack of capital is a competitive disadvantage.

ASSETS

The Company’s sole asset (other than its cash balance and Digital Assets) is its human capital specifically Mr. Allen and Mr. Handerhan, who have extensive market knowledge and long-standing business relationships within the industry. Our success depends solely on their continued service. See “Risk Factors” below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

We have no intellectual property assets or licenses and rely upon the experience of our two executive officers in the Digital Assets business as it has evolved. However, we believe this may change as we continue to develop our digital asset data analytics platform.

GROWTH STRATEGY

Digital Assets Initiative

As we continue to raise capital we plan to expand and diversify our Digital Asset holdings with a focus on disruptive protocol layer verticals such as smart contracts, data storage and Internet of things (IoT); provided, however that we do not intent to acquire digital assets which may constitute digital securities. We also plan to increase our holdings of bitcoin and ethereum.

Digital Asset Data Analytics Platform Development

The Company is currently internally developing a digital asset data analytics platform to aggregate user’s digital asset holdings data derived from read-only API calls to connected exchanges. The platform solution is also being designed with a community focus that may allow users to share their trade history with other platform users. Our strategy has three key phases: first develop a robust platform and open it to public beta testing, second once the platform is open acquire users, and third monetize the platform. Our current focus is on developing the platform. Given our limited resources we can provide no definitive timeline as to when the platform will be open to beta testing though we anticipated this occurring in 2020.

EMPLOYEES

We currently have two employees and no part time employees.

CAPITILIZATION

The following table details the Company’s capitalization as of March 9, 2020.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	24,213,051
Series C-1 Preferred Stock (29,414 shares at a 1:200 conversion ratio)	196,093
Warrants to purchase common stock	937,904
Total Shares Fully Diluted	25,347,048

The table above describes the shares of common stock which are outstanding and/or are issuable under outstanding securities. The table above does not include the 2019 Promissory Note which is due on August 7, 2020 and is: (i) convertible at a 20% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.02 per share, (ii) shall bear interest at 12% per annum (payable at maturity) and in the event of default bears interest at a rate of 20%, (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2019 Promissory Note, and (iv) may be prepaid by the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is currently quoted on the OTCQB and has been quoted under the symbol “BTCS”. The last reported sale price of our common stock on March 9, 2020 was $0.085.

HOLDERS

As of March 9, 2020, there were 139 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

As of December 31, 2019, there are no incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards issued pursuant to the 2014 Plan.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2019.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	-	-	8,613
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	8,613

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2019 are summarized below:

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

ITEM 6. SELECTED FINANCIAL DATA

None

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We are also focused on Digital Assets and blockchain technologies. We are currently internally developing a digital asset data analytics platform aimed at aggregating users’ information, such as tracking of multiple exchanges and wallets to aggregate portfolio holdings into a single platform to view and analyze performance, risk metrics, and potential tax implications. The platform utilizes digital asset exchange APIs to read user data and does not allow for the trading of assets.

The Company is also seeking to acquire controlling interests in businesses in the blockchain industry as further described in this report. We plan to continue to evaluate other strategic opportunities including acquiring controlling interests in business in this rapidly evolving sector in an effort to enhance shareholder value. Even though the prices of Digital Assets have been subject to substantial volatility and there remains some regulatory uncertainty, we believe that businesses using blockchain technology and those involved with Digital Assets such as bitcoin and ether, offer upside opportunity and are the types of opportunities that we may pursue.

We cannot assure you we will be successful in raising sufficient capital to implement our full business plan or assuming we can, that we will be able to develop a successful business. For further information please see Part 1, Item 1 “Business.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the years ended
	December 31,
	2019	2018

Operating expenses:
General and administrative	$1,422,394	$986,525
Marketing	9,989	3,644
Total operating expenses	1,432,383	990,169

Other (expense) income:
Interest expense	(86,142)	-
Impairment loss on digital currencies	(121,117)	-
Realized (loss) gain on digital currencies transactions	(959)	163,749
Total other (expenses) income	(208,218)	163,749

Net loss	$(1,640,601)	$(826,420)
Deemed dividend related to reduction of warrant strike price	(95,708)	(5,600)
Net loss attributable to common stockholders	$(1,736,309)	$(832,020)

Operating expenses

Operating expenses for the years ended December 31, 2019 and 2018 were approximately $1.4 million and $1.0 million. The slight increase in operating expenses over the prior year mostly relates to increases in general and administrative expenses as a result of salary increases to our executive management team.

Other Expenses

Other expenses for the year ended 2019 was approximately $208.2 thousand and other income for the year ended 2018 was approximately $163.7 thousand. The decrease in other income over the prior year primarily relates to decrease in realized gain on sale of digital currencies, an increase in interest expense related to debt discount amortization and an increase in impairment loss on digital currencies.

Net loss attributable to common stockholders

We incurred $95,708 and $5,600 of deemed dividend related to reduction of warrant strike price during the year ended December 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of December 31, 2019, the Company had approximately $143 thousand of cash and $253 thousand in Digital Assets.

We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan and repay our existing debt of $200,000 which becomes due on August 7, 2020. Our existing liquidity is not sufficient to fund operations and anticipated capital expenditures for the foreseeable future, and we will not have sufficient cash resources to support our current operations for the next 12 months.

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

During 2019 through the date of this report, the Company received $1,479,410 in exchange for 8,603,986 shares of common stock (excluding 419,652 commitment and pro-rata commitment shares) in connection with the $10 million Purchase Agreement with Cavalry Fund I LP.

We will require significant additional capital to sustain short-term operations and make the investments needed to execute our longer-term business plan. Our existing liquidity is not sufficient to fund operations and anticipated capital expenditures for the foreseeable future, and we do not have sufficient cash resources to support our current operations for the next 12 months, and will need additional funding, whether through our $10 million Purchase Agreement or other sources. If we attempt to obtain additional debt or equity financing or are unable to rely on the $10 million Purchase Agreement for any reason, we cannot provide assurance that such financing will be available to us on favorable terms, if at all.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The audited financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying audited financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

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

Accounting Treatment of Digital Assets

Digital Assets are included in current assets in the balance sheets. Digital Assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations.

The Company assesses impairment of Digital Assets quarterly if the fair value of digital assets was less than its cost basis on any day during the quarter. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets is recorded as a component of costs and expenses in our statements of operations. There were no impairment losses related to Digital Assets during the year ended December 31, 2018. The Company recorded an impairment loss of approximately $121 thousand related to Digital Assets during the year ended December 31, 2019.

GOING CONCERN AND MANAGEMENT PLANS

The audited financial statements for the year ended December 31, 2019, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have not generated revenues during the years ended December 31, 2019 and 2018 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2019, we have an accumulated deficit of $117.0 million since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the certain limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry. See “Risk Factors” at page 16.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting Treatment of Digital Assets

Digital Assets are included in current assets in the balance sheets. Digital Assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations.

The Company assesses impairment of Digital Assets quarterly if the fair value of digital assets was less than its cost basis on any day during the quarter. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations.

Recent Accounting Pronouncements

See Note 4 to the financial statements for a discussion of recent accounting standards and pronouncements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

We need to secure additional financing.

We require additional funds since we have very limited operating capital and negative working capital. As of March 9, 2020, we had approximately $247,500 in cash and the fair market value of our Digital Assets was approximately $349,346. Our cash as of the date of this report is expected, to only be sufficient to cover our public company costs through August 2020 depending on expenses which excludes: i) the repayment of the $200,000 convertible promissory note (the “2019 Promissory Note”), and ii) the payment of accrued and unpaid compensation to our executives.

We anticipate that we will incur operating losses for the foreseeable future.

Our cash burn rate is approximately $80,000 per month, may increase as we continue to spend additional cash on legal and accounting expenses in connection with our public reporting requirements. If we are not successful in securing additional financing including toxic funding, we will likely be required to cease operations.

If we do not raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

In May 2019, we signed a Purchase Agreement with Cavalry. We may direct Cavalry to purchase shares of our common stock up to $10,000,000 under the Purchase Agreement over a 36-month period assuming there is an effective registration statement covering the shares.

The extent we rely on Cavalry as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Cavalry does not occur for any reason including Cavalry suffering liquidity issues or failure of the Company to keep the registration statement current, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise the necessary working capital, we will not be able to remain operational.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2019 and 2018 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $1.7 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In 2017, the SEC issued a DAO Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

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

In the past as we suffered liquidity concerns, we were unable to pay these officers. Neither exercised their right to terminate their employment agreement.

As a result of the Company’s past inability to compensate its officers at generally accepted market levels and its historic failure to either make payroll or make payroll on a timely basis, its officers choose to devote a substantial amount of their time to involvement with other companies or on other projects. Although our officers are now receiving compensation for their services, we can provide no assurances that we will not suffer liquidity issues in the near future as we implement our business plan. If the Company is unable to pay our officers their compensation, they may again devote time to other projects which may have a material adverse effect on us.

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

We have no other officers and only one other director. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. Their Employment Agreements permit them to resign for Good Reason which includes non-payment of salaries. In the event both of officers terminate their Employment Agreements for Good Reason, this would result in the Company owing them $585,200 and would leave the Company without officers or employees which may have a material adverse effect upon us, your investment and the ability of the Company to continue operations.

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

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As discussed in this report, our internal controls and disclosure controls were not effective as of December 31, 2018. Because of our ineffective controls and material weaknesses, we did not account for our Digital Assets correctly in our financial statements and restated our audited financial statements for the year ended December 31, 2017 and the unaudited financial statements for the quarters ended March 31, 2018 and June 30, 2018.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2019 and beyond and to make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as recent enforcement actions and speeches made by the SEC’s Chairman will increase our compliance and legal costs. More recently, the SEC’s Chairman commented that most initial coin offerings (a type of Digital Asset) involve the offer of a Digital Security. As a public company, we also expect that these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect bitcoin and other Digital Assets;
●	sales by Cavalry;
●	competitive pricing pressures;
●	continued volatility in the stock prices of Digital Assets issuers;
●	continued volatility in the price of bitcoin and other Digital Assets;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel including our executive officers;
●	sales of our common stock;
●	conversion of our Series C-1 Convertible Preferred Stock and the subsequent sale of the underlying common stock;
●	conversion of our convertible notes and the subsequent sale of the underlying common stock;
●	exercise of our warrants and the subsequent sale of the underlying common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments; and
●	economic and other external factors.

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

Additional equity financings (in addition to the shares issued under the Purchase Agreement) or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, and shares issued on the conversion of outstanding notes, could adversely affect the market price of our Common Stock. Sales by existing shareholders of a large number of shares of our Common Stock in the public market or the perception that additional sales could occur could cause the market price of our Common Stock to drop.

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

Any current or future outbreak of a health epidemic or other adverse public health developments, such as the pneumonia caused by the COVID-19 coronavirus, could disrupt our operations and may affect the price of digital assets and adversely affect our business.

Our business could be adversely affected by the effects of health epidemics. For example, we rely on our limited staff for our continued operations and have no contingency plans and limited resources if anyone was to be affected by the coronavirus. Further consequences of the COVID-19 outbreak may have a material affect on the digital asset market. Our business could be adversely affected to the extent that the COVID-19 outbreak evolves into a worldwide health crises.

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

Digital Assets we may own in the future may be determined to be Digital Securities by the SEC or a court. If a Digital Asset we were to hold was later determined to be a Digital Security, we could inadvertently become an investment company, as defined by the 1940 Act, if the value of the Digital Securities we owned exceeded 40% of our assets excluding cash. We are subject to the following risks:

●	Contrary to legal advice, the SEC or a court may conclude that bitcoin, ether, or other Digital Assets we later acquire to be securities;

●	based on legal advice, we may acquire other Digital Assets which we have been advised are not securities but later are held to be securities;

●	we may knowingly acquire Digital Assets that are securities and acquire minority investments in businesses which investments are securities; and

●	regardless of the internal procedures we take to avoid surpassing the 40% threshold, future volatility during the course of a day may cause use to exceed the 40% threshold.

If we exceed the test, we will have one-year to reduce our holdings of securities below the 40% threshold. However, that can only occur once during a three-year period. Accordingly, if changes in the classification of Digital Assets causes us to exceed the 40% threshold, we may experience large losses when we liquidate securities as a result of continued volatility. Further, if we elect to sell a private investment, not only may it be difficult to find a buyer but we could incur a significant loss on the sale of a private investment due to not only the lack of liquidity but also the entity’s poor performance. If we are able to come below the 40% threshold and again face the same problem, it is likely we will be forced to terminate operations, sell all assets and distribute cash to our shareholders who will likely suffer very large losses. Further, the cost of distributing cash to our shareholders may exceed the amount of cash on hand in which case we would use our remaining funds to wind down the Company.

If We Acquire Digital Securities, Even Unintentionally, We May Violate the Investment Company Act and Incur Potential Third-Party Liabilities

We expect that if we obtain sufficient financing, we will acquire a portfolio of Digital Assets including bitcoins, ether and Digital Securities. There is an increased regulatory examination of Digital Assets and Digital Securities. This has led to regulatory and enforcement activities. In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which Digital Assets were initially marketed to determine if they may be deemed Digital Securities and subject to federal and state securities laws. Even if we conclude that a particular Digital Asset is not a security under the Securities Act, certain states including California take a stricter view of the term “investment contract” which means the Digital Asset may have violated applicable state securities laws. This will result in increased compliance costs and legal fees. If our examination of a Digital Asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act is a strict liability statute much like selling spoiled milk and state securities laws generally impose liability for negligence for misrepresentations.

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

Because Facebook is seeking to develop a cryptocurrency, it may adversely affect the value of bitcoins and Digital Assets.

In May 2019, Facebook announced its plans for a cryptocurrency called Libra. The massive social network and 27 other partners are touting the Libra digital coin and Facebook’s corresponding digital wallet, Calibra, as a way to make sending payments around the world as easy as it is to send a photo. Because Facebook is a leader in social media, when and if it launches its coins, it could adversely affect the value of bitcoins and Digital Assets. In July 2019, Facebook announced that Libra will not launch until all regulatory concerns have been met. In October 2019, many partners left the Libra Association including Paypal, eBay, Mastercard, Stripe, and Visa.

Significant Bitcoin Network contributors could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network, could adversely affect an investment in us.

A small group of individuals contribute to the Bitcoin Core project on Github. This group of contributors is currently headed by Wladimir J. van der Laan, the current lead maintainer. These individuals can propose refinements or improvements to the Bitcoin Network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the Blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in the Shares. In the event a developer or group of developers proposes a modification to the Bitcoin Network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible Blockchain implementations could result. This is known as a “hard fork.” In such a case, the “hard fork” in the Blockchain could materially and adversely affect the perceived value of bitcoin as reflected on one or both incompatible Blockchains, which may adversely affect an investment in us.

Bitcoin has recently forked and additional forks may occur in the future which may affect the value of bitcoin held by the Company.

Since August 1, 2017, bitcoin’s blockchain was forked three times creating Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new blockchain being created with a shared history, and a new path forward. The value of the newly created Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of bitcoin if interest is shifted away from bitcoin to the newly created Digital Assets. The value of bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of bitcoin could be materially reduced if existing and future forks have a negative effect on bitcoin’s value.

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

In late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50% of the processing power on the Bitcoin Network. To the extent that GHash.io did exceed 50% of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the Blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40% of the processing power on the Bitcoin Network. The approach to and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, including the Core Developers and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on the Bitcoin Network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.

If the award of bitcoin for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending hashrate to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the hashrate expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor obtaining control in excess of 50%) of the aggregate hashrate active on the Bitcoin Network or the Blockchain, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in us.

As the award of new bitcoin for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. The current fixed reward for solving a new block is 12.5 bitcoin per block; the reward decreased from 25 bitcoin in July 2016. It is estimated that it will halve again in about four years. This reduction may result in a reduction in the aggregate hashrate of the Bitcoin Network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the Bitcoin Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin Network more vulnerable to a malicious actor obtaining control in excess of 50% of the aggregate hashrate on the Bitcoin Network. Periodically, the Bitcoin Network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten minute confirmation time targeted by the Bitcoin Network protocol. The Company believes that from time to time there will be further considerations and adjustments to the Bitcoin Network regarding the difficulty for block solutions. More significant reductions in aggregate hashrate on the Bitcoin Network could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of the Bitcoin Network may negatively impact the value of bitcoin, which will adversely impact an investment in us.

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

Over the past four years, a number of Bitcoin Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). Further, the collapse of the largest Bitcoin Exchange in 2014 suggests that the failure of one component of the overall Bitcoin ecosystem can have consequences for both users of a Bitcoin Exchange and the Bitcoin industry as a whole.

In 2018, China shut down Bitcoin Exchanges and other virtual currency trading platforms. A Wall Street Journal article reported that China accounted for the bulk of global bitcoin trading as of early 2018. Further, in late January 2018, the Wall Street Journal reported that $530 million of cryptocurrency was missing from a Japanese exchange. On May 7, 2019, Coindesk reported that approximately $41 million in Bitcoin was stolen from crypto exchange Binance.

It has been reported that Bithumb, a South Korea exchange was hacked, resulting in a $180 million loss. This followed its reported loss of $350 million in 2018. In 2019, the Chief Executive Officer of Quadriga, the largest exchange in Canada, died without providing for an alternative way to access its systems causing a reported $200 million loss.

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

As of March 9, 2020, there were over 2,400 alternate Digital Assets (or altcoins) tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of bitcoin) of approximately $223 billion, using market prices and total outstanding supply of each Digital Asset. This included altcoins using a “proof of work” mining structure similar to Bitcoin, and those using a “proof of stake” transaction verification system that is different than Bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of March 9, 2020, bitcoin’s $142 billion market capitalization was approximately 6.5 times the size of the $22 billion market cap of ETH, the second largest Digital Asset. Despite the marked first-mover advantage of the Bitcoin Network over other Digital Assets, it is possible that another Digital Asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a Digital Asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other Digital Assets we may become involved in and have a negative impact on the demand for, and price of, such Digital Assets and could adversely affect an investment in us.

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

We will primarily rely on the exchanges we hold our digital assets at and Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our bitcoins and other digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the exchanges we utilize or Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. In January 2018, the Japanese cryptocurrency exchange Coincheck reported that hackers breached Coincheck’s security and stole approximately $530 million worth of cryptocurrency. Our bitcoins and other Digital Assets are also stored with exchanges such as Itbit, Kraken and Coinbase and others prior to selling them.

On February 1, 2019, a 20 year old hacker pled guilty to stealing more than $5,000,000 worth of crypto currency from 40 victims through SIM swapping. The hacker is the first individual convicted of a crime for SIM swapping, which is growing increasingly popular with criminals as a way to steal crypto currency. In SIM swapping, hackers call a telecoms company posing as their target and claim that their SIM card has been lost, and that they would like their number to be ported to a new card. The criminals can convince phone companies that they are who they claim to be by providing social security numbers or addresses. Once the telecoms company transfers the number to a new SIM, hackers can bypass two-step authentication measures for accounts by using the phone as a recovery method. By using this method and acquiring someone’s phone number, a hacker can get into every account the person owns within minutes and that person cannot do anything about it.

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

Our Digital Assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our digital assets could be lost, stolen or destroyed. We believe that our Digital Assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our Digital Assets. Although we utilize the exchanges we hold our Digital Assets at and Bitgo Inc.’s enterprise multi-signature storage solution for our bitcoins, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our Digital Assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

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

We will not hold our bitcoins and other Digital Assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our Digital Assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

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

Until a few years ago, little or no regulatory attention has been directed toward bitcoin, other Digital Assets and the markets where they trade by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size and initial coin offerings which tend to be Digital Securities, the SEC, Federal Reserve Board, U.S. Congress and certain other U.S. agencies (e.g., the CFTC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the initial coin offerings, Bitcoin Network, bitcoin users and the Bitcoin Exchange Market.

On July 25, 2017, the SEC issued its DAO Report which concluded that Digital Assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The DAO Report focused on the activities of a virtual organization which offered tokens in exchange for ether which is the second largest reported digital currency. The DAO Report emphasized that whether Digital Asset is a security is based on the facts and circumstances. Although the Company’s activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the SEC will not take enforcement action against the Company in the future including for the sale of unregistered securities in violation of the Securities Act or acting as an unregistered investment company in violation of the Investment Company Act. The SEC has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the SEC suspended trading in three Digital Asset public companies. Since issuing the DAO Report the SEC Chairman has stated that the SEC is carefully examining initial coin offerings and similar areas involving Digital Assets for their compliance with the Securities Act. On November 16, 2018, the SEC announced its first civil penalties solely targeting ICO securities registration violators in reference to settled charges against ICO issuers CarrierEQ, Inc., (“Airfox”) and Paragon Coin, Inc. (“Paragon”). Stephanie Avakian, Co-Director of the SEC’s Enforcement Division, stated that “we have made it clear that companies who issue securities through ICOs are required to comply with existing statutes and rules governing the registration of securities.” Unlike Slock.It, which faced no penalty, Airfox and Paragon were each ordered to: 1) pay $250,000 in penalties, 2) register their tokens pursuant to the Exchange Act, and 2) to file periodic reports with the SEC for at least a year.

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

Local state regulators such as the NYSDFS have also initiated examinations of bitcoin, the Bitcoin Network and the regulation thereof. The NYSDFS began requiring New York based companies to have a “BitLicense” in June 2015. The “BitLicense” regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers, and prohibits any person or entity involved in such activity to conduct activities without a license. Out of concern of over regulating cryptocurrency, New York has formed a task force to further study the scope of its regulation.

Additionally, a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” a Florida circuit court judge determined that bitcoin did not qualify as money or “tangible wealth,” and an opinion from the U.S. District Court for the Northern District of Illinois identified bitcoin as “virtual currency.” Additionally, two CFTC commissioners publicly expressed a belief that derivatives based on bitcoin are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoin as property that is not currency for U.S. federal income tax purposes. Taxing authorities of a number of U.S. states have also issued their own guidance regarding the tax treatment of bitcoin for state income or sales tax purposes. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoin). The bill indirectly authorizes bitcoin’s use as an alternative form of money in the state. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in “virtual currencies.” In September 2015, the bill was ordered to become an inactive file and as of the date of this report there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year. In March of 2019, California Assembly Majority Leader Ian Calderon introduced Assembly Bill 1489, which would govern virtual currency business activity that takes place with or on behalf of California residents. The bill proposes to require companies to go through a regulatory approval process to conduct crypto-related activities in the state by requiring licensure with stipulations on net worth, security, and reserves. Entities would be subject to examination, consolidations and data sharing to maintain compliance. As presently drafted, Bill 1489 does not consider virtual currencies (also known as cryptocurrencies and digital assets) to be legal tender, whether or not it is denominated in legal tender. It states that virtual currency is a representation of value for exchange, storage of value, or unit of account.

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

Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled bitcoin as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize bitcoin as a form of virtual asset or commodity. In Australia, a GST (similar to the European value added tax (“VAT”)) is currently applied to bitcoin, forcing a ten (10) percent markup on top of market price, essentially preventing the operation of any Bitcoin Exchange. This may be undergoing a change, however, since the Senate Economics References Committee and the Productivity Commission recommended that digital currency be treated as money for GST purposes to remove the double taxation. The United Kingdom determined that the VAT will not apply to bitcoin sales. Since December 2013, China, Iceland, Vietnam and Russia have taken a more restrictive stance toward bitcoin and, thereby, have reduced the rate of expansion of bitcoin use in each country. In May 2014, the Central Bank of Bolivia banned the use of bitcoin as a means of payment. In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that prohibits the use of decentralized Digital Assets such as bitcoin. In July 2016, economists at the Bank of England advocated that central banks issue their own digital currency, and the House of Lords and Bank of England started discussing the feasibility of creating a national virtual currency, the BritCoin. As of July 2016, Iceland was studying how to create a system in which all money is created by a central bank, and Canada was beginning to experiment with a digital version of its currency called CAD-COIN, intended to be used exclusively for interbank payments. On August 24, 2017, Canada issued guidance stating the sale of cryptocurrency may constitute an investment contract in accordance with Canadian law for determining if an investment constitutes a security. In July 2016, the Russian Ministry of Finance indicated it supports a proposed law that bans bitcoin domestically but allows for its use as a foreign currency. Russia recently issued several releases indicating they may begin regulating bitcoin and licensing miners and entities engaging in initial coin offerings. Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity. In April 2015, the Japanese Cabinet approved proposed legal changes that would reportedly treat bitcoin and other Digital Assets as included in the definition of currency. These regulations would, among other things, require market participants, including exchanges, to meet certain compliance requirements and be subject to oversight by the Financial Services Agency, a Japanese regulator. In September 2017 Japan began regulating Bitcoin Exchanges and registered several such exchanges to operate within Japan. In July 2016, the European Commission released a draft directive that proposed applying counter-terrorism and anti-money laundering regulations to virtual currencies, and, in September 2016, the European Banking authority advised the European Commission to institute new regulation specific to virtual currencies, with amendments to existing regulation as a stopgap measure. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside of the United States and may therefore impede the growth of the bitcoin economy. On September 4, 2017, reports were published that China may begin prohibiting the practice of using cryptocurrency for capital fundraising. Additional reports have surfaced that China is considering regulating Bitcoin Exchanges by enacting a licensing regime wherein Bitcoin Exchanges may legally operate. In April 2019, China’s National Development Reform Commission listed crypto-mining among a variety of industries it intends to eliminate. In October 2018, The Shenzhen Court of International Arbitration of China published a case analysis on contract disputes between parties to a share transfer agreement involving cryptocurrencies and held that cryptocurrency was protected as property in China. In September 2017, the Financial Services Commission of South Korea released a statement that initial coin offerings would be prohibited as a fundraising tool. In December of 2018, the South Korea’s Financial Services Commission, the country’s top financial regulator, stated that six bills related to the regulation of cryptocurrencies had been submitted to the National Assembly. One of the bills would require all persons in charge of a cryptocurrency transfer business - including trading, brokerage and management – to register with the Financial Services Commission. In June 2017, India’s government ruled in favor of regulating bitcoin. In December 2017, India’s finance minister told the media that the government does not consider bitcoin a legal tender. In April 2018, the Reserve Bank of India issued a statement to all entities regulated by the Reserve Bank, stating that they must cease all activities related to cryptocurrency. The Internet and Mobile Association of India challenged the ban via petition to the Supreme Court of India, which ordered the Reserve Bank of India to devise a clear regulation regarding cryptocurrency. The Supreme Court of India will resume hearing the case in July 2019. In 2018, Australia passed legislation which requires digital currency exchange providers to register with AUSTRAC (the Australian Transaction Reports and Analysis Centre). In its budget summary for 2017-2018, the Australian government stated that, as part of its plan to make it easier for digital currency businesses to operate in the country, purchases of digital currency will no longer be subject to the general sales tax.

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

If we become an inadvertent investment company in violation of the 1940 Act, our failure to register under the 1940 Act will adversely affect us and you will likely lose your entire investment.

Under the 1940 Act, a company may be deemed an investment company under if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

In the event that the Digital Assets held by us exceed 40% of our total assets, exclusive of cash, we may inadvertently become an investment company. While we are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include actively monitoring the value of our investment securities, acquiring assets bitcoin with our cash, or liquidating our investment securities.

The Rules under the 1940 Act permit a company to breach the 40% threshold once every three years assuming it reduces its investment securities below 40% within one year. Otherwise registration under the 1940 Act would be required.

The 40% requirement may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities. The failure to register when required would likely make our common stock worthless.

If we become an investment company and fail to register, we would have to stop doing almost all business. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

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

We do not believe that bitcoin and ether are securities. As such, we do not intend to acquire securities in amounts that are equal to or greater than 40% of our assets. Should the total value of securities which we hold rise to more than 40% of our assets (exclusive of cash) we note that SEC Rule 3a-2 under the 1940 Act allows an issuer to prevent itself from being deemed an investment company if it reduces its holdings of securities to less than 40% of its assets (exclusive of cash) and does not go above the 40% threshold more than once every three years. In order to comply with the 1940 Act, we anticipate having increased management time and legal expenses in order to analyze which Digital Assets are securities and periodically analyze our total holdings to ensure that we do not maintain more than 40% of our total assets (exclusive of cash) as securities. If our view that ether is not a security is challenged by the SEC and courts uphold the challenge, we may inadvertently violate the 1940 Act and incur substantial legal fees in defending our position. In such case the legal fees may exceed our available assets which could adversely affect an investment in us.

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

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. We are required by the operation of the Bitcoin Network to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the Bitcoin Network. We safeguard and keep private the private keys relating to our bitcoins not held at exchanges by utilizing Bitgo Inc.’s enterprise multi-signature storage solution; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held by it and the private key will not be capable of being restored by the Bitcoin Network. Any loss of private keys relating to digital wallets used to store our bitcoins could adversely affect an investment in us.

To the extent that any of our Digital Assets are held by Exchanges, we may face heightened risks from cybersecurity attacks and financial stability of the Exchanges.

The Company will use Digital Asset exchanges to hold certain of the its Digital Assets; the Company’s bitcoin will either be held directly by the Company in a bitcoin wallet utilizing Bitgo Inc.’s enterprise multi-signature storage solution or at Digital Asset exchanges. All Digital Assets not held in the Company’s Bitgo wallets will be subject to the risks encountered by a Digital Asset exchange including a DDoS Attack or other malicious hacking, a sale of the Digital Asset exchange, loss of the Digital Assets by the Digital Asset exchange and other risks similar to those described on page 26 in a risk factor entitled “Security threats to us could result in, a loss of Company’s Digital Assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.” The Company may not maintain a custodian agreement with the Digital Asset exchange that holds the Company’s Digital Assets. Exchange typically do not provide insurance and may lack the resources to protect against hacking and theft. In the future we may acquire other Digital Assets that are held by Exchanges. If a material amount of our Digital Assets are held by Exchanges, we may be materially and adversely affected if the Exchanges suffer cyberattacks or incur financial problems.

Risks Related to Our Digital Asset Data Analytics Platform Development

There is substantial doubt that we will be able to develop or commercialize our Digital Asset Data Analytics Platform.

We are currently developing a digital asset data analytics platform with the ultimate goal of consolidating users’ information so that it can be more easily accessed and reviewed by users. We may not successfully develop this platform in a cost-efficient manner or at all. If we fail to develop a digital asset data analytics platform as intended, it could have a material adverse effect on our business, especially to the extent that we allocate significant capital, labor and other resources to this endeavor rather than focusing on other business opportunities which may prove to have been more lucrative in hindsight.

Even if we do successfully develop our platform and bring it to the marketplace, there is no guarantee that we will attract a sufficient number of users to generate revenue or become profitable. Our competitors, most of whom have greater capital and human resources than we do, may develop technologies that are superior to our platform or commercialize comparable technologies before us, in which case our ability to attract users and generate revenue therefrom could be rendered unlikely or even impossible. If we fail to obtain users for our platform or find an alternative means of commercializing our platform to recoup our investment therein, it will have a material adverse effect on our financial condition.

Even if we develop and commercialize our Digital Asset Data Analytics Platform, we may not be able to generate material revenues.

The digital asset data analytics platform that we are currently developing will require significant time and capital. Even if we do develop this platform and acquire a sufficient number of users to generate revenue, we cannot guarantee the revenue would be material or sufficient to justify the costs we anticipate incurring to develop the platform. Our ability to capitalize on any platform we do develop will depend on a variety of factors and uncertainties beyond our control, including the competition we face and similar or superior services that may already exist by the time we begin marketing our platform, the volatile nature of the blockchain industry generally and the unknown demand for the services we plan to offer through our platform as it is currently envisioned, and the advancement of new technologies which could arise in the future and render our platform partially or completely obsolete. If any of these or other risks come to fruition to prevent our platform from generating material revenue to justify its costs of production, it would have a material adverse effect on our business.

The development of our Digital Asset Data Analytics Platform will depend on the successful efforts of our employees.

Our platform development effort is completely dependent on our infrastructure. We use internally developed systems for the platform. Any future difficulties developing aspects of our platform may cause delays in bringing our platform to market. If the location where all of our computer and communications hardware is located is compromised, our platform, prospects, could be harmed. We do not currently have a disaster recovery plan which could result in a loss of the platform software. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability launch our platform. The occurrence of any of the foregoing risks could harm our business.

We are subject to cyber security risks and may incur delays in platform development in an effort to minimize those risks and to respond to cyber incidents.

Our digital asset data analytics platform will be entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. The platform involves reading user data, and storage of user data, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain delays in the development of the platform and when launched risk losing future users and have user dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber attacks may target us, our users, or exchanges we read data from in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, user perception of the effectiveness of our security measures could be harmed and we could lose our future user. Actual or anticipated attacks and risks may cause us to incur increasing costs, and delay development. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and platform. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Risks Related to the Purchase Agreement with Cavalry

The sale or issuance of our common stock to Cavalry may cause dilution and the sale of the shares of common stock acquired by Cavalry, or the perception that such sales may occur, could cause the price of our common stock to fall.

On May 13, 2019, we entered into the Purchase Agreement with Cavalry, pursuant to which Cavalry has committed to purchase up to $10,000,000 of our common stock. As of March 9, 2020, Cavalry has purchased 8,603,986 shares (excluding 419,652 commitment and pro-rata commitment shares) for $1,479,410 under the Purchase Agreement. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Cavalry at our discretion from time to time over a 36-month period commencing after the SEC has declared effective a registration statement covering the respective shares. The purchase price for the shares that we may sell to Cavalry under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Additionally, the amount that we may sell to Cavalry will be limited to the Daily Trading Dollar Volume on the day of, or day before, the Put. If the trading volume and/or price of our common stock is low, our ability to raise capital under the Purchase Agreement will be limited and/or take an extensive time to raise capital.

We generally have the right to control the timing and amount of any sales of our shares to Cavalry, except that, pursuant to the terms of our agreements with Cavalry, we would be unable to sell shares to Cavalry on any day when the closing sale price of our common stock is below $0.005 per share, subject to adjustment as set forth in the Purchase Agreement. Cavalry may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement in connection with our rights to direct Cavalry’s purchases at our discretion and, after it has acquired shares, Cavalry may sell all, some or none of those shares. Therefore, sales to Cavalry by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Cavalry, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not be able to access sufficient funds under the Purchase Agreement with Cavalry when needed.

Our ability to sell shares to Cavalry and obtain funds under the Purchase Agreement is limited by the terms and conditions in the Purchase Agreement, including restrictions on when we may sell shares to Cavalry, restrictions on the amounts we may sell to Cavalry at any one time, and a limitation on our ability to sell shares to Cavalry to the extent that it would cause Cavalry to beneficially own more than 4.99% of our outstanding common stock. In addition, any amounts we sell under the Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell all $10,000,000 under the Purchase Agreement. If we elect to issue and sell more than the shares offered under any one prospectus to Cavalry, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional shares on a subsequent prospectus.

We elected to enter into the Purchase Agreement with Cavalry as we expect that amount of capital over the next 12 months will be required for us to fully implement our business, operating and development plans. The extent we rely on Cavalry as a source of funding will depend on a number of factors including, the prevailing market price and trading volume of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Cavalry were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The sale of our common stock to Cavalry will cause dilution and the sale of the shares by Cavalry could cause the price of our common stock to decline.

The number of shares ultimately offered for sale by Cavalry is dependent upon the number of shares sold to Cavalry under the Purchase Agreement. The purchase price for the common stock to be sold to Cavalry pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. Depending upon market liquidity at the time, a sale of shares by Cavalry at any given time could cause the trading price of our common stock to decline. After it has acquired such shares, Cavalry may sell all, some or none of such shares. Therefore, sales to Cavalry by us under the Purchase Agreement will result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Cavalry.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2019. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2019 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Based on management’s evaluation as of December 31, 2019, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the year ended December 31, 2017 as well as two other periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Charles W. Allen	44	February 5, 2014	Chief Executive Officer, Chief Financial Officer and Chairman

Michal Handerhan	43	February 5, 2014	Chief Operating Officer, Secretary and Director

David Garrity	59	October 16, 2017	Independent Director

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

Charles W. Allen, age 44, has served as our Chief Executive Officer and Chief Financial Officer since February 5, 2014 and as our Chairman of the Board since September 11, 2014. Mr. Allen is responsible for our overall corporate strategy and direction as well as managing our corporate finances. Since January 12, 2018 Mr. Allen has been the CEO of Global Bit Ventures Inc. (“GBV”), which has discontinued its operations. From October 10, 2017, Mr. Allen has been a director of GBV. Mr. Allen is also on the advisory board of GoCoin LLC, a leading Digital Asset payment processor. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. From February, 2012 through January, 2014 Mr. Allen was a Managing Director at RK Equity Capital Markets LLC (“RK”) and focused on natural resources investment banking and added to RK’s capital markets efforts. In August, 2012 Mr. Allen co-founded RK Equity Investment Corp. (“RKEIC”) and served as a member of its board from inception through September 7, 2014. Mr. Allen has extensive experience in business strategy, investment banking and capital markets transactions. Prior to his work in the blockchain industry he worked domestically and internationally on projects in technology, media, natural resources, logistics, medical services and financial services. He has served as a Managing Director at numerous boutique investment banks focused on advising and raising capital for small and mid-size companies. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary. The Board concludes that Mr. Allen’s background and leadership experiences in the industry qualify him to serve on the Board.

Michal Handerhan, age 43, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014. Mr. Handerhan served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop.us LLC. Mr. Handerhan supports both our business and development strategy across the management team. Since January 12, 2018 Mr. Handerhan has been the Secretary and a director of GBV. From February, 2011 through February, 2014 Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”). From October, 2005 until February, 2014 Mr. Handerhan was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions. From March, 2002 through October, 2006 Mr. Handerhan served as a team leader for NASA in their Peer Review Services group. Prior to working at NASA’s Peer Review Services group Mr. Handerhan served as the web developer for Folio Investments. Mr. Handerhan received a B.S. in Computer Science from Czech Technical University. The Board concludes that Mr. Handerhan’s extensive experiences in IT qualify him to serve on the Board.

David Garrity, age 59, has served as our independent Director since October 16, 2017. Mr. Garrity has over 25 years’ experience in the financial services industry, he has held senior roles including CFO and board of director positions for both publicly-held and private companies, and has extensive experience in several disciplines including operating, advisory and research, and is CEO of New York City based consulting firm, GVA Research. Mr. Garrity is a Partner at BTblock, a blockchain and cybersecurity consultancy firm, and a senior advisor at Quantum1Net which also has a focus on blockchain technology. During 2008 and 2009, Mr. Garrity served as CFO and a director at Interclick, Inc., a behavioral targeting internet advertising network. From June 9, 2011 to May 14, 2013, Mr. Garrity was Chief Financial Officer of Aspen Group, Inc., an online for-profit university. From May 14, 2013 through October 31, 2013, he was Executive Vice President Corporate Development for Aspen Group, Inc. From February 1, 2017, through January 2018, Mr. Garrity was acting CFO of Mutualink, Inc., a private company developing secure distributed networking technologies to support communications interoperability for public & private-sector clients. Mr. Garrity appears regularly on CNBC, BNN, Bloomberg, The Financial Times, Asia Times, Yahoo Finance, and other media outlets.

CONFLICTS OF INTEREST

Mr. Garrity, a director, is a Partner at BTblock, a blockchain consultancy firm, and a senior advisor at Quantum1Net which also has a focus on blockchain technology. It is possible that these activities will create conflicts in the future. Given our small size and lack of financial resources, we may be hampered in recruiting independent directors.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2019 and 2018 awarded to, earned by or paid to our directors and executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles. The footnotes represent cash actually paid.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Total ($)
Charles W. Allen, CEO	2019	345,000		256,025	601,025
	2018	256,025	(1)	-	256,025
Michal Handerhan, COO	2019	215,000		150,000	365,000
	2018	198,550	(2)	-	198,550

(1)	Mr. Allen received cash compensation of $189,519 for the year ended December 31, 2018. The $256,025 includes accrued and unpaid salary of $66,506 as of December 31, 2018.

(2)	Mr. Handerhan received cash compensation of $146,412 for the year ended December 31, 2018. The $198,550 includes accrued and unpaid salary of $52,138 as of December 31, 2018.

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

Charles W. Allen

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two years, subject to renewal, in consideration for an annual salary of $245,000, which shall be increased annually by 4.5% (the “Annual Increase”). Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Mr. Allen $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Allen the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019, all other terms of the Allen Employment Agreement remained unchanged including the Annual Increase.

Michal Handerhan

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two years, subject to renewal, in consideration for an annual salary of $190,000, which shall be increased by the Annual Increase. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay Mr. Handerhan $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Handerhan the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019 we amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019, all other terms of the Handerhan Employment Agreement remained unchanged including the Annual Increase.

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

Additionally, pursuant to the terms of the Employment Agreements, we have entered into an indemnification agreement with each Executive Officer.

On December 14, 2017, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $75,000 and $35,000, respectively for 2017. The Company further agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $175,000 and $75,000 respectively (the “2017 Contingent Bonuses”) which will be deemed earned on the earlier of i) the closing of a merger approved by the Board, ii) the closing of one or many financings in 2018 totaling over $1.25 million in gross proceeds, or iii) the Company having cash and the fair market value of Digital Assets valued at over $1.5 million. Provided further that the 2017 Contingent Bonuses if deemed earned will only be payable if the Company has at least $1.25 million in cash and the fair market value of Digital Assets prior to paying the bonuses. The 2017 Contingent Bonuses are not conditioned upon the continued service of either Mr. Allen or Mr. Handerhan and do not expire. As of the date of this report the conditions to earn the 2017 Contingent Bonuses have not yet been achieved.

On February 6, 2019, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, contingent cash bonuses of $256,025 and $150,000, respectively for 2018 (the “2018 Contingent Bonuses”) which will be deemed earned and payable upon the repayment and / or settlement of the $200,000 Promissory Note issued on December 18, 2018. On September 18, 2019, the Company exchanged the $200,000 Promissory Note and accrued interest of $17,973 for a $217,973 Convertible Promissory Note due on December 18, 2019 (the “New Note”). From September 18, 2019 through October 16, 2019 the Company issued 1,931,788 shares of the Company’s Common Stock for the conversion of all $217,973 principal on the New Note. The Company subsequently paid all the accrued interest expense of $905 on the New Note as such the conditions to earn the 2018 Contingent Bonuses have been achieved and the 2018 Contingent Bonuses are currently owing but unpaid.

On January 19, 2020, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $15,000 and $10,000, respectively for 2019. The Company also agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $462,000 and $235,750 (collectively the “2019 Contingent Bonuses”). The Contingent Cash Bonuses will be earned and payable upon the achievement or satisfaction of any one of the following performance goals or criteria: 1) The Company either: i) consummates a merger with another company which would constitute a change of control, or ii) signs a letter of intent (an “LOI”), approved by the board, to merge with another company which would constitute a change of control, 2) the combined value of the Company’s cash and fair market value of digital assets (collectively the “Assets”) at any point in time are: i) greater than or equal to $1.25 million, then 25% of the Contingent Cash Bonuses will be deemed earned and payable, ii) greater than or equal to $1.75 million (excluding any portion of Contingent Cash Bonuses previously earned whether paid or accrued), then 25% of the Contingent Cash Bonuses will be deemed earned and payable, iii) greater than or equal to $2 million (excluding any portion of Contingent Cash Bonuses previously earned whether paid or accrued), then the remaining 50% of the Contingent Cash Bonuses will be deemed earned and payable, and 3) provided further if the Company and Mr. Allen or Mr. Handerhan agree to exchange their respective Contingent Cash Bonus or a portion thereof for equity securities (not debt) then the above performance criteria do not need to be achieved with respect to the portion of Contingent Cash Bonuses exchanged for equity. The Contingent Cash Bonuses are not conditioned upon the continued service of Mr. Allen or Mr. Handerhan and do not expire.

The amendments to the Employment Agreements, the 2018 Contingent Bonuses and 2019 Contingent Bonuses were approved unanimously by the Board.

DIRECTOR COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended December 31, 2019 and 2018 awarded to, earned by or paid to our directors excluding executive officers. The numbers in the summary compensation table represent the actual amount of compensation accrued under Generally Accepted Accounting Principles.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Total ($)
David Garrity, Director	2019	75,000	75,000

On January 1, 2018 the Company entered into a one-year consulting agreement with GVA Research LLC (“GVA”) whereby it will pay GVA a quarterly consulting fee of $13,750. David Garrity is the owner and principal of GVA and this is irrespective of and not included in the Director compensation. The Company did not renew the GVA consulting agreement for 2019.

On February 6, 2019 the Company reevaluated the level of compensation for its sole director and agreed to an annual director fee of $18,750 per quarter or $75,000 per year effective January 1, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There are no outstanding equity awards issued to our Named Executive Officers as of December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and C-1 Convertible Preferred Stock as of the date of this report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding voting shares. Unless otherwise noted, the address is c/o BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20901.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (1)
Common Stock	Charles W. Allen	0	0%
Common Stock	Michal Handerhan	0	0%
Common Stock	David Garrity	835	*
	All officers and directors as a group (three persons)	835	*
Series C-1 Convertible Preferred Stock

Preferred Stock	Cavalry Fund I LP (2)	14,707	50%
Preferred Stock	DiamondRock LLC (3)	14,707	50%

* Less than 1%

(1)	Percentage ownership of common stock records only is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 9, 2020, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of the date of March 9, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of March 9, 2020, there were 24,213,051 shares of our common stock issued and outstanding. The holders of the outstanding preferred stock have blockers which limit their voting and conversion privileges to 4.99% of outstanding common stock within the foregoing 60 day periods. The percentages reflect their ownership of each series of preferred stock, which is not subject to any blocker.

(2)	Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities. Address is: 61 Kinderkamack Road Woodcliff Lake, NJ 07677.

(3)	Neil Rock has voting and dispositive power over shares held by DiamondRock, LLC. Address is 425 East 63rd Street, New York, NY 10065.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

During the years ended December 31, 2019 and 2018, the Company was not party to any lease agreements for corporate office space and its employees have been working virtually. The Company is paying each of Mr. Allen and Mr. Handerhan $1,000 per month to cover out of pocket expenses associated with phone, internet and office space.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTCQB quotation system, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither Mr. Allen or Mr. Handerhan would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018 we engaged RBSM as our independent auditor. For the years ended December 31, 2019 and 2018, we incurred fees as discussed below:

	2019	2018
Audit Fees (1)	$32,400	$39,500
Tax Fees	-	2,800
All Other Fees	-	-
Total	$32,400	$42,300

(1) Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and reviews, of the quarterly financial statements.

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

PART IV

ITEM 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation		10-K	3.1	3/31/11

3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13

3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14

3.1(c)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19

3.1(d)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16

3.1(e)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17

3.1(f)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	3.1	3/30/17

3.1(g)	Certificate of Designation for Series C Convertible Preferred Stock		8-K	10.1	5/26/17

3.1(h)	Certificate of Designation for Series C-1 Convertible Preferred Stock		8-K	3.1	10/10/17

3.1(i)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock		8-K	3.2	12/7/17

3.1(j)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock		8-K	3.3	12/7/17

3.2	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17

3.3	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08

3.4	Articles of Merger		8-K/A	3.1	7/31/15

3.5	Agreement and Plan of Merger		8-K/A	3.2	7/31/15

4.1	Convertible Note dated as of September 18, 2019		8-K	4.1	9/19/19

4.2	Convertible Note dated as of November 7, 2019		8-K	4.1	11/7/19

4.3	Certificate of Amendment to the Series C-1 COD		8-K	4.1	12/3/19

10.1	Amended Series A Common Stock Purchase Warrant		8-K	10.3	12/7/17

10.2	Amended Additional Common Stock Purchase Warrant		8-K	10.4	12/7/17

10.3	Amended Bonus Common Stock Purchase Warrant		8-K	10.5	12/7/17

10.4	Amended Series B Common Stock Purchase Warrant		8-K	10.6	12/7/17

10.5	Amended Amendment to Securities Agreement		8-K	10.7	12/7/17

10.6	Form of Series B Common Stock Purchase Warrant		8-K	10.1	10/10/17

10.7	Form of Series C-1 Securities Purchase Agreement		8-K	10.2	10/10/17

10.8	Form of Side Letter		8-K	10.3	10/10/17

10.9	Form of Warrant Exercise Agreement dated as of June 8, 2016		8-K	10.1	6/10/16

10.10	Form of Series A Warrant		8-K	10.2	5/26/17

10.11	Form of Additional Warrant		8-K	10.3	5/26/17

10.12	Form of Bonus Warrant		8-K	10.4	5/26/17

10.13	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17

10.14	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17

10.15	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17

10.15(a)	Amendment to Employment Agreement - Charles Allen	(1) (2)

10.16	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17

10.16(a)	Amendment to Employment Agreement – Michal Handerhan	(1) (2)

10.17	Settlement Agreement and Note		8-K	10.1	3/23/17

10.18	Form of Note Leak-Out Agreement		8-K	99.1	3/15/17

10.19	Form of January Leak-Out Agreement		8-K	99.2	3/15/17

10.20	Form of April Leak-Out Agreement		8-K	99.3	3/15/17

10.21	Form of January Lock-Up Agreement		8-K	99.4	3/15/17

10.22	Form of April Lock-Up Agreement		8-K	99.5	3/15/17

10.23	Convertible Promissory Note		8-K	10.1	12/9/16

10.24	Securities Purchase Agreement		8-K	10.1	6/7/16

10.25	20% Original Issue Discount Junior Convertible note due December 5, 2016		8-K	10.2	6/7/16

10.26	Security Agreement		8-K	10.3	6/7/16

10.27	Pledge Agreement		8-K	10.4	6/7/16

10.28	Subsidiary Guaranty		8-K	10.5	6/7/16

10.29	Amendment to Subscription Agreement		8-K	10.6	6/7/16

10.30	Securities Escrow Agreement		8-K	10.1	2/22/16

10.31	Form of Series C Warrant		10-K/A	10.31	10/12/18

10.32	Equity Line Purchase Agreement dated as of May 13, 2019		8-K	10.1	5/16/19

10.33	Registration Rights Agreement dated as of May 13, 2019		8-K	10.2	5/16/19

10.34	Note Exchange Agreement dated as of September 18, 2019		8-K	10.1	9/19/19

10.35	Side Letter dated as of November 7, 2019		8-K	10.1	11/7/19

21.1	List of Subsidiaries	(1)

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Filed herein

(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2020.

BTCS INC.

Date: March 23, 2020	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	March 23, 2020
Charles W. Allen	Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors

/s/ Michal Handerhan	Director	March 23, 2020
Michal Handerhan

/s/ David Garrity	Director	March 23, 2020
David Garrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, Nevada
March 23, 2020

BTCS Inc. and Subsidiaries

Balance Sheets

	December 31,	December 31,
	2019	2018

Assets:
Current assets:
Cash	$143,098	$52,117
Digital currencies	252,903	-
Prepaid expense	24,008	8,333
Total current assets	420,009	60,450

Other assets:
Property and equipment, net	1,344	2,703
Total other assets	1,344	2,703

Total Assets	$421,353	$63,153

Liabilities and Stockholders’ Deficit:
Accounts payable and accrued expense	$28,324	$14,244
Accrued compensation	416,935	104,902
Convertible notes payable, net	159,854	-
Short term loan	-	200,000
Total current liabilities	605,113	319,146

Stockholders’ deficit:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at December 31, 2019 and 2018; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at December 31, 2019 and 2018; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 19,831,521 and 12,515,201 shares issued and outstanding at December 31, 2019 and 2018, respectively	19,830	12,515
Additional paid in capital	116,780,174	115,074,655
Accumulated deficit	(116,983,793)	(115,343,192)
Total stockholders’ deficit	(183,760)	(255,993)

Total Liabilities and stockholders’ deficit	$421,353	$63,153

The accompanying notes are an integral part of these financial statements.

BTCS Inc. and Subsidiaries

Statements of Operations

	For the years ended
	December 31,
	2019	2018

Operating expenses:
General and administrative	$1,422,394	$986,525
Marketing	9,989	3,644
Total operating expenses	1,432,383	990,169

Other (expense) income:
Interest expense	(86,142)	-
Impairment loss on digital currencies	(121,117)	-
Realized (loss) gain on digital currencies transactions	(959)	163,749
Total other (expenses) income	(208,218)	163,749

Net loss	$(1,640,601)	$(826,420)
Deemed dividend related to reduction of warrant strike price	(95,708)	(5,600)
Net loss attributable to common stockholders	$(1,736,309)	$(832,020)

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	15,885,129	12,385,402

The accompanying notes are an integral part of these financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

	Series B Convertible		Series C-1 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance January 1, 2018 (Restated)	25,877	$25	50,004	$50	12,101,462	$12,101	$115,018,023	$(114,516,772)	$513,427
Conversion of Series B Convertible Preferred stock to common stock	(25,877)	(25)	-	-	172,513	173	(148)	-	-
Conversion of Series C-1 Convertible Preferred stock to common stock	-	-	(20,590)	(21)	137,266	137	(116)	-	-
Cashless warrant exercise	-	-	-	-	8,961	9	(9)	-	-
Warrant exercise	-	-	-	-	94,999	95	56,905	-	57,000
Net loss	-	-	-	-	-	-	-	(826,420)	(826,420)
Balance December 31, 2018	-	$-	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Common stock issued including equity commitment fee, net	-	-	-	-	4,642,108	4,642	1,157,358	-	1,162,000
Conversion of convertible notes	-	-	-	-	1,931,788	1,931	216,040	-	217,971
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	104,493	-	104,493
Fractional shares adjusted for reverse split			-	-	16,860	17	(17)	-	-
Warrant exercise	-	-	-	-	725,564	725	227,645	-	228,370
Net loss	-	-	-	-	-	-	-	(1,640,601)	(1,640,601)
Balance December 31, 2019	-	$-	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2019	2018

Net Cash flows used from operating activities:
Net loss	$(1,640,601)	$(826,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,359	1,130
Amortization on debt discount	64,345
Realized loss (gain) on digital currencies transactions	959	(163,749)
Proceeds from sale of digital currencies	-	380,868
Interest expense	20,630
Impairment loss on digital currencies	121,117	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,675)	59,403
Accounts payable and accrued expenses	11,423	43,149
Accrued compensation	312,033	-
Net cash used in operating activities	(1,124,410)	(505,619)

Net cash used in investing activities:
Purchase of digital currencies	(374,979)	-
Purchase of property and equipment	-	(2,598)
Net cash used in investing activities	(374,979)	(2,598)

Net cash provided by financing activities:
Proceeds from short term loan	200,000	200,000
Proceeds from exercise of warrants	228,370	57,000
Net proceeds from issuance of common stock	1,162,000	-
Net cash provided by financing activities	1,590,370	257,000

Net increase (decrease) in cash	90,981	(251,217)
Cash, beginning of period	52,117	303,334
Cash, end of period	$143,098	$52,117

Cash paid for interest and taxes	$905	$-

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$-	$5,175
Conversion of Series C-1 Convertible Preferred Stock to common stock	$-	$4,118
Conversion of convertible note to common stock	$217,971	$-
Exchange of promissory note and accrued interest into convertible note	$217,973	$-
Cashless warrant exercise	$-	$269
Fractional shares adjusted for reverse split	$17	$-
Deemed dividend	$95,708	$5,600
Beneficial conversion features associated with convertible notes payable	$104,493	$-

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

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

The Company is also internally developing a digital asset data analytics platform to provide information to users, such as tracking of multiple exchanges and wallets to aggregate portfolio holdings into a single platform to view and analyze performance, risk metrics, and potential tax implications.

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

Note 2 - Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, DM. DM was dissolved on May 2, 2018. The Company maintains its books of account and prepares financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

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

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $1.1 million of cash in its operating activities for the year ended December 31, 2019. The Company incurred $1.6 million net loss for the year ended December 31, 2019. The Company had cash of approximately $0.1 million and a negative working capital of approximately $0.2 million at December 31, 2019. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer-term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures for the foreseeable future. The Company is currently seeking to obtain additional equity financing, primarily through the Equity Line Purchase Agreement with Cavalry and seeking to obtain additional equity linked debt financing, however there are currently no other commitments of debt or equity in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all.

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

Note 4- Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of December 31, 2019 and 2018, the Company had approximately $143,000 and $52,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2019 and 2018, the Company had $0 in excess of the FDIC insured limit.

Digital Assets Translations and Remeasurements

Digital Assets are included in current assets in the balance sheets. Digital Assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations.

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

The Company assesses impairment of Digital Assets quarterly if the fair value of digital assets is less than its cost basis. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of indefinite life intangible assets, stock-based compensation, the valuation of derivative liabilities, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the indefinite life intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to approximately $10,000 and $4,000 for the years ended December 31, 2019 and 2018, respectively.

Net Loss per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s convertible preferred stock, convertible notes and warrants. Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, notes and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2019 and 2018 because their effect was anti-dilutive:

	As of December 31,
	2019	2018
Warrants to purchase common stock	937,904	1,955,264
Series C-1 Convertible Preferred stock	196,093	196,093
Convertible notes	3,676,471	-
Total	4,810,468	2,151,357

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2019 and 2018. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

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

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Because the Company doesn’t have any customer contracts as of January 1, 2018, the adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Note 5 - Note Payable

2018 Note

On December 18, 2018, the Company issued a $200,000 promissory note to one institutional investor (the “Promissory Note”). The Promissory Note was due on September 18, 2019 and bears interest at a rate of 12%. In the event of default, the Promissory Note bears interest at a rate of 20%. By the maturity date of the Promissory Note, the Company made no payment in connection with this Promissory Note and accrued interest expense of $17,973. On September 18, 2019, the Company and holder of the Promissory Note agreed to exchange the Promissory Note, including $17,973 accrued and unpaid interest for a new $217,973 Convertible Note dated September 18, 2019 (the “Convertible Note”). The Convertible Note is due December 18, 2019 and is convertible at a 20% discount to the closing price of the Company’s common stock on the principal trading market on the date before exercise, provided however that the conversion price shall never be less than $0.10 per share. The Convertible Note shall bear interest at 12% per annum (payable at maturity) and may be prepaid by the Company. From September 18, 2019 to September 30, 2019, the Company issued a total of 1,252,058 shares of the Company’s Common Stock for the conversion of $150,000 of principal on the Convertible Note and made no payment in connection with this Convertible Note and accrued interest expense. On October 16, 2019, the Company issued a total of 679,730 shares of the Company’s Common Stock for the conversion of the remaining $67,973 of principal on the Convertible Note and subsequently paid all the accrued interest expense of $905 on the Convertible Note. The exchange of the Promissory Note into the Convertible Note met the definition of an extinguishment. However, the carrying amount of the Promissory Note and the fair value of the Convertible Note were comparable. Therefore, no gain or loss was recorded on the extinguishment. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 1,746,579 shares of common stock at $0.12 per share, but the Company’s fair value of underlying common stock was $0.16 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $54,000 with a corresponding credit to additional paid-in capital. During the year ended December 31, 2019, the Company recorded approximately $54,000 in interest expense related to amortization on debt discount related to the Convertible Note.

2019 Note

On November 7, 2019, the Company issued a $200,000 promissory note (the “2019 Promissory Note”). The 2019 Promissory Note is due on August 7, 2020 and is: (i) convertible at a 20% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.02 per share, (ii) shall bear interest at 12% per annum (payable at maturity) and in the event of default bears interest at a rate of 20%, (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2019 Promissory Note, and (iv) may be prepaid by the Company. During the year ended December 31, 2019, the Company recorded approximately $10,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note. As of December 31, 2019, the Convertible Note had principal balance of $0.2 million, accrued interest on the note payable of approximately $4,000 and approximately $40,000 remaining unamortized debt discount. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 2,173,913 shares of common stock at $0.09 per share, but the Company’s fair value of underlying common stock was $0.12 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $50,000 with a corresponding credit to additional paid-in capital.

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Note 6 - Stockholders’ Equity

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

2019 Activities

On April 18, 2019, the Company issued 16,860 shares of Common Stock in connection with the one-for 30 reverse split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

During 2019, the Company issued 4,374,741 shares of Common Stock (including 333,334 commitment shares and 68,532 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $1.16 million.

During 2019, the Company issued 725,564 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $228 thousand to the Company.

During 2019, the Company issued a total of 1,931,788 shares of the Company’s Common Stock for the conversion of approximately $218,000 of principal on the Convertible Note.

Equity Line Purchase Agreement

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

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2019, the Company sold all 4,374,741 shares available for sale under the Registration Statement for total proceeds of $1,162,000, net of cost of $12,625.

On September 5, 2019, the Company filed a second Registration Statement on Form S-1 seeking to register 6,454,000 shares. The second Registration Statement was declared effective by the SEC on December 20, 2019. As of December 31, 2019, the Company sold 267,367 shares available for sale under the second Registration Statement for total proceeds of $15,986.

2018 Activities

On January 1, 2018, the Company issued 172,513 shares of Common Stock upon the conversion of 25,877 shares of Series B Convertible Preferred stock.

On April 20, 2018, the Company issued 13,073 shares of Common Stock upon the conversion of 1,961 shares of Series C-1 Convertible Preferred stock.

On April 23, 2018, the Company issued 39,220 shares of Common Stock upon the conversion of 5,883 shares of Series C-1 Convertible Preferred stock.

On April 24, 2018, the Company issued 84,973 shares of Common Stock upon the conversion of 12,746 shares of Series C-1 Convertible Preferred stock.

On July 23, 2018, the Company issued 8,961 shares of Common Stock for the cashless exercise of 18,518 warrants.

On October 11, 2018 the Company issued four investors each 458,333 Series C Warrants or 1,833,333 warrants in aggregate. These Series C Warrants were not lawfully issued in accordance with the Nevada Revised Statutes (“NRS”).

On October 25, 2018 the Company and each of the four investors who hold the Series C Warrants agreed to cancel the Series C Warrants for no consideration. Accordingly, the Series C Warrants are not outstanding.

On November 13, 2018, pursuant to the Amendment to Securities Agreement dated December 7, 2017, the Company temporarily reduced the exercise price of 133,333 Series A Warrants from $0.085 to $0.02 (the “Offer”). The offer was made to all four investors who are record holders of the Series A Warrants on identical terms. Each investor had the option to exercise up to 33,333 Series A Warrants at the lower exercise price.

Over the course of November 13 through November 16, 2018, the Company issued 95,000 shares of Common Stock for the cash exercise of Series A Warrants through the Offer resulting in aggregate proceeds of $57,000 to the Company.

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2019 and 2018:

Number of Warrants
Outstanding as of December 31, 2017	2,068,831
Issuance of Series C Warrants	1,833,333
Cancellation of Series C Warrants for no consideration	(1,833,333)
Cashless warrant exercise	(18,519)
Warrants exercise for cash	(94,999)
Expiration of warrant	(39)
Outstanding as of December 31, 2018	1,955,274
Warrants exercise for cash	(725,564)
Expiration of warrant	(291,806)
Outstanding as of December 31, 2019	937,904

Note 7 - Employment Agreements

Charles W. Allen

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $245,000. Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executive. The Company accrued approximately $256,000 in bonuses during the year ended December 31, 2019 and did not pay or accrue any amount for bonuses during the year ended December 31, 2018. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019.

Michal Handerhan

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two (2) years, subject to renewal, in consideration for an annual salary of $190,000. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executive. The Company accrued approximately $150,000 in bonuses during the year ended December 31, 2019 and did not pay or accrue any amount for bonuses during the year ended December 31, 2018. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

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

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

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

Note 8 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2019 and 2018.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 are comprised of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Net-operating loss carryforward	$1,436,050	$1,117,532
Other	-	-

Total Deferred Tax Assets	1,436,050	1,117,532
Valuation allowance	(1,436,050)	(1,117,532)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2019, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $6.84 million which begins to expire in 2034. For tax years beginning after December 31, 2017, NOLs generated can offset only 80% of taxable income in any given tax year. The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in 2018 and future years. Prior to the merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2019. The valuation allowance increased by approximately $0.32 million as of December 31, 2019.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

BTCS Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

	For the years ended December 31,
	2019	2018
Statutory Federal Income Tax Rate	(21.0)%	(21.0)%
State Taxes, Net of Federal Tax Benefit	(6.3)%	(6.3)%
Federal tax rate change	0.0%	0.0
Other	27.3%	27.3
Change in Valuation Allowance	(0.0)%	(0.0)%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2019.

Note 9 - Subsequent Events

From January 1, 2020 through March 9, 2020 the Company sold 4,363,744 shares and issued 17,786 pro-rata commitment shares available for sale under the second Registration Statement for total proceeds of $304,785.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

