Form 10-Q
period 2020-03-31
BTCS Inc.
filed 2020-05-11
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9466 Georgia Avenue #124 Silver Spring, MD	20910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (202) 430-6576

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2020, there were 27,386,184 shares of common stock, par value $0.001, issued and outstanding (giving effect to a 1-for-30 reverse stock split effected by the registrant on April 5, 2019).

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Readers should review our risk factors in our filings with the Securities and Exchange Commission (“SEC”) including our 2019 Annual Report on Form 10-K filed with the SEC on March 23, 2020.

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:
Current assets:
Cash	$278,566	$143,098
Digital currencies	178,478	252,903
Prepaid expense	8,268	24,008
Total current assets	465,312	420,009

Other assets:
Property and equipment, net	1,005	1,344
Total other assets	1,005	1,344

Total Assets	$466,317	$421,353

Liabilities and Stockholders’ Deficit:
Accounts payable and accrued expense	$23,351	$28,324
Accrued compensation	407,526	416,935
Convertible notes payable, net	176,460	159,854
Total current liabilities	607,337	605,113

Stockholders’ deficit:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at March 31, 2020 and December 31, 2019; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at March 31, 2020 and December 31, 2019; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 26,018,154 and 19,831,521 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	26,017	19,830
Additional paid in capital	117,186,998	116,780,174
Accumulated deficit	(117,354,064)	(116,983,793)
Total stockholders’ deficit	(141,020)	(183,760)

Total Liabilities and stockholders’ deficit	$466,317	$421,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses:
General and administrative	$270,528	$251,964
Marketing	2,690	535
Total operating expenses	273,218	252,499

Other expense:
Interest expense	(22,628)	(6,000)
Impairment loss on digital currencies	(74,425)	-
Total other expenses	(97,053)	(6,000)

Net loss	$(370,271)	$(258,499)
Deemed dividend related to reduction of warrant strike price	-	(95,708)
Net loss attributable to common stockholders	$(370,271)	$(354,207)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	23,004,360	13,033,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2020

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	6,186,633	6,187	406,824		413,011
Net loss	-	-	-	-	-	(370,271)	(370,271)
Balance March 31, 2020	29,414	$29	26,018,154	$26,017	$117,186,998	$(117,354,064)	$(141,020)

For the Three Months Ended March 31, 2019

	Series C-1 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Warrant exercise	-	-	725,564	725	227,645	-	228,370
Net loss	-	-	-	-	-	(258,499)	(258,499)
Balance March 31, 2019	29,414	$29	13,240,765	$13,240	$115,302,300	$(115,601,691)	$(286,122)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Net Cash flows used from operating activities:
Net loss	$(370,271)	$(258,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	339	335
Amortization on debt discount	16,606	-
Impairment loss on digital currencies	74,425	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,740	5,000
Accounts payable and accrued expenses	(4,973)	49,763
Accrued compensation	(9,409)	-
Net cash used in operating activities	(277,543)	(203,401)

Net cash provided by financing activities:
Proceeds from exercise of warrants	-	228,370
Net proceeds from issuance of common stock	413,011	-
Net cash provided by financing activities	413,011	228,370

Net increase in cash	135,468	24,969
Cash, beginning of period	143,098	52,117
Cash, end of period	$278,566	$77,086

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2019.

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

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the three months ended March 31, 2020. The Company incurred $0.4 million net loss for the three months ended March 31, 2020. The Company had cash of approximately $0.3 million and a negative working capital of approximately $0.1 million at March 31, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2019 Annual Report.

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

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

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

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2020 and 2019 because their effect was anti-dilutive:

	As of March 31,
	2020	2019
Warrants to purchase common stock	920,424	1,229,700
Series C-1 Convertible Preferred stock	196,093	196,093
Convertible notes	4,032,258	-
Total	5,148,775	1,425,793

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 5 - Note Payable

On November 7, 2019, the Company issued a $200,000 promissory note (the “2019 Promissory Note”). The 2019 Promissory Note is due on August 7, 2020 and is: (i) convertible at a 20% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.02 per share, (ii) shall bear interest at 12% per annum (payable at maturity) and in the event of default bears interest at a rate of 20%, (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2019 Promissory Note, and (iv) may be prepaid by the Company. During the year ended December 31, 2019, the Company recorded approximately $10,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note. As of December 31, 2019, the Convertible Note had principal balance of $0.2 million, accrued interest on the note payable of approximately $4,000 and approximately $40,000 remaining unamortized debt discount. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 2,173,913 shares of common stock at $0.09 per share, but the Company’s fair value of underlying common stock was $0.12 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $50,000 with a corresponding credit to additional paid-in capital. During the three months ended March 31, 2020, the Company recorded approximately $17,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note.

During the three months ended March 31, 2020, the Company recorded interest expense of approximately $6,000. As of March 31, 2020, the principal balance of the 2019 Promissory Note was $0.2 million and accrued interest on the note payable amounted to approximately $9,000.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 6 - Stockholders’ Equity

On September 5, 2019, the Company filed a second Registration Statement on Form S-1 seeking to register 6,454,000 shares. The second Registration Statement was declared effective by the SEC on December 20, 2019.

During the three months ended March 31, 2020, Company issued 6,186,633 shares of Common Stock (including 24,219 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $0.4 million

Note 7 - Subsequent Events

On April 6, 2020, the Company issued a total of 735,294 shares of the Company’s Common Stock for the conversion of $50,000 of principal on the 2019 Promissory Note.

On April 17, 2020, the Company issued Cavalry Fund I LP (the “Fund”) a $500,000 promissory note (the “2020 Promissory Note”) in consideration for $500,000. The Promissory Note is (i) due on February 17, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.01 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 Promissory Note.

On May 7, 2020, the Company issued a total of 632,736 shares of the Company’s Common Stock for the conversion of the remaining $150,000 of principal and $2,000 of interest on the 2019 Promissory Note.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

Overview

We are an early entrant in the Digital Asset market and one of the first U.S. publicly traded companies to be involved with Digital Assets and block chain technologies. To our knowledge, we are one of a few public companies intending to acquire both Digital Assets and a controlling interest in one or more businesses in the Digital Asset and blockchain industries.

Digital Asset Initiatives

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the limitations contained within this report regarding Digital Securities. As of May 8, 2020, the Company had the following Digital Assets:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	37.44	$373,589
Ethereum (ETH)	1,644.23	$348,447
Total		$722,036

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

We continue to incur ongoing administrative and other expenses, including public company expenses, in excess of capital raises. While we continue to implement our business strategy, we intend to finance our activities through:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings by controlling costs, and
●	seeking additional financing through sales of additional securities whether through Cavalry or other investors.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table reflects our operating results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Operating expenses:
General and administrative	$270,528	$251,964
Marketing	2,690	535
Total operating expenses	273,218	252,499

Other expense:
Interest expense	(22,628)	(6,000)
Impairment loss on digital currencies	(74,425)	-
Total other expenses	(97,053)	(6,000)

Net loss	$(370,271)	$(258,499)
Deemed dividend related to reduction of warrant strike price	-	(95,708)
Net loss attributable to common stockholders	$(370,271)	$(354,207)

Operating Expenses

Operating expenses for the three months ended March 31, 2020 and 2019 were approximately $0.3 million.

Other Expense

Other expense for the three months ended March 31, 2020 and 2019 was $97,000 and $6,000, respectively. The increase in other expense primarily relates to increase in interest expense and impairment loss on digital currencies.

Net loss attributable to common stockholders

We incurred $0 and $95,708 of deemed dividend related to reduction of warrant strike price during the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2020. Net cash used in operating activities for the three months ended March 31, 2020 was primarily driven by a $0.4 million net loss and partially offset by impairment loss on digital currencies of $74,000.

Net cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2019. Net cash used in operating activities for the three months ended March 31, 2019 was primarily driven by a $0.3 million net loss and partially offset by changes in operating assets and liabilities of $55,000.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $0.4 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, Company issued 6,186,633 shares of Common Stock (including 24,219 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $0.4 million.

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

Liquidity

As of May 8, 2020, the Company had approximately $400,286 of cash.

On March 31, 2020, we had current assets of approximately $0.5 million and current liabilities of approximately $0.6 million, rendering a negative working capital of approximately $0.1 million.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $0.3 million of cash in its operating activities for the three months ended March 31, 2020. The Company incurred a $0.4 million net loss for the three months ended March 31, 2020. The Company had cash of approximately $0.3 million and negative working capital of approximately $0.1 million at March 31, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. The unaudited financial statements have been prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying unaudited financial statements to reflect the potential effects on the recoverability and classification of assets or liabilities should we be unable to continue as a going concern.

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding (non-financing related) revenue. While we continue to implement its business strategy, it intends to finance its activities through:

●	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings by controlling costs, and
●	seeking additional financing through sales of additional securities whether through Cavalry or other investors.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in our filings with the SEC, including our 2019 Annual Report on Form 10-K filed with the SEC on March 23, 2020. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the nine months ended September 30, 2018 as well as two other periods. Further, in April 2020, the Company received an oral comment from the Staff of the SEC regarding the classification of Digital Asset transactions as an Investing Activity in its Cash Flow Statement within the Company’s Form 10-K for the year ended December 31, 2019 (“Form 10-K). Prior to the filing of the Form 10-K, in response to a prior SEC comment, the Company agreed to include Digital Assets transactions in its future filings as an Operating Activity but failed to do so in the Form 10-K. The Company intends to amend the Form 10-K to reclassify Digital Asset transactions from an Investing Activity to an Operating Activity on the Cash Flow Statement.

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

May 11, 2020

	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(f)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(g)	Certificate of Amendment to the Series C-1 Certificate of Designation	8-K	12/3/19	4.1
3.2	Bylaws	S-1	5/29/08	3.2
10.1	Equity Line Purchase Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.1
10.1(a)	Amendment No 1. To the Equity Line Purchase Agreement - Cavalry	S-1/A	5/28/19	10.27(a)
10.2	Registration Rights Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.2
10.3	Form of Promissory Note dated December 18, 2018	8-K	12/19/18	10.1
10.4	Convertible Note dated as of September 18, 2019	8-K	9/19/2019	4.1
10.5	Convertible Note dated as of November 7, 2019	8-K	11/7/2019	4.1
10.6	Convertible Note dated as of April 17, 2020	8-K	4/17/2020	4.1
10.7	Note Exchange Agreement dated as of September 18, 2019	8-K	9/19/19	10.1
10.8	Side Letter with Cavalry Fund I LP dated April 17, 2020	8-K	4/17/20	10.1
10.9	Amendment to Employment Agreement – Charles Allen	10-K	3/23/20	10.15(a)
10.10	Amendment to Employment Agreement – Michal Handerhan	10-K	3/23/20	10.16(a)
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.