Form 10-K/A
period 2019-12-31
BTCS Inc.
filed 2020-06-22
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commissions file number 000-55141

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9466 Georgia Avenue #124, Silver Spring, MD	20910
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This is Amendment No. 1 on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2020 (the “Original Form 10-K”) by BTCS Inc. (the “Company”, “we”, “us”, or “our”). The purpose of this Amendment is to correct an error in the Company’s previously issued financial statements for the period ended December 31, 2019 (as well as related disclosure within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) in connection with the classification of the $374,979 purchase of digital currencies in the statement of cash flows. The $374,979 purchase of digital currencies has now been re-classified from an investing activity to an operating activity in the statement of cash flows. See pages F-5 and F-6 of this Amendment.

In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under the Sarbanes-Oxley Act of 2002 are filed (or furnished) as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the filing date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC after the filing of the Original Form 10-K.

1

BTCS INC.

PART II

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

Subject to additional financing, the Company plans to acquire additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company intends to acquire Digital Assets through open market purchases. Additionally, the Company may acquire Digital Assets by resuming its transaction verification services business through outsourced data centers and earning rewards in Digital Assets by securing their respective blockchains. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the certain limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry. See “Risk Factors” at page 6.

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

The Company will use Digital Asset exchanges to hold certain of the its Digital Assets; the Company’s bitcoin will either be held directly by the Company in a bitcoin wallet utilizing Bitgo Inc.’s enterprise multi-signature storage solution or at Digital Asset exchanges. All Digital Assets not held in the Company’s Bitgo wallets will be subject to the risks encountered by a Digital Asset exchange including a DDoS Attack or other malicious hacking, a sale of the Digital Asset exchange, loss of the Digital Assets by the Digital Asset exchange and other risks similar to those described on page 16 in a risk factor entitled “Security threats to us could result in, a loss of Company’s Digital Assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.” The Company may not maintain a custodian agreement with the Digital Asset exchange that holds the Company’s Digital Assets. Exchange typically do not provide insurance and may lack the resources to protect against hacking and theft. In the future we may acquire other Digital Assets that are held by Exchanges. If a material amount of our Digital Assets are held by Exchanges, we may be materially and adversely affected if the Exchanges suffer cyberattacks or incur financial problems.

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

PART IV

ITEM 15. EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation		10-K	3.1	3/31/11

3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13

3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14

3.1(c)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19

3.1(d)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16

3.1(e)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17

3.1(f)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	3.1	3/30/17

3.1(g)	Certificate of Designation for Series C Convertible Preferred Stock		8-K	10.1	5/26/17

3.1(h)	Certificate of Designation for Series C-1 Convertible Preferred Stock		8-K	3.1	10/10/17

3.1(i)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock		8-K	3.2	12/7/17

3.1(j)	Certificate of Withdrawal of Certificate of Designation for Series C Convertible Preferred Stock		8-K	3.3	12/7/17

3.2	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17

3.3	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08

3.4	Articles of Merger		8-K/A	3.1	7/31/15

3.5	Agreement and Plan of Merger		8-K/A	3.2	7/31/15

4.1	Convertible Note dated as of September 18, 2019		8-K	4.1	9/19/19

4.2	Convertible Note dated as of November 7, 2019		8-K	4.1	11/7/19

4.3	Certificate of Amendment to the Series C-1 COD		8-K	4.1	12/3/19

10.1	Amended Series A Common Stock Purchase Warrant		8-K	10.3	12/7/17

10.2	Amended Additional Common Stock Purchase Warrant		8-K	10.4	12/7/17

10.3	Amended Bonus Common Stock Purchase Warrant		8-K	10.5	12/7/17

10.4	Amended Series B Common Stock Purchase Warrant		8-K	10.6	12/7/17

10.5	Amended Amendment to Securities Agreement		8-K	10.7	12/7/17

10.6	Form of Series B Common Stock Purchase Warrant		8-K	10.1	10/10/17

10.7	Form of Series C-1 Securities Purchase Agreement		8-K	10.2	10/10/17

10.8	Form of Side Letter		8-K	10.3	10/10/17

10.9	Form of Warrant Exercise Agreement dated as of June 8, 2016		8-K	10.1	6/10/16

10.10	Form of Series A Warrant		8-K	10.2	5/26/17

10.11	Form of Additional Warrant		8-K	10.3	5/26/17

10.12	Form of Bonus Warrant		8-K	10.4	5/26/17

10.13	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17

10.14	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17

10.15	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17

10.15(a)	Amendment to Employment Agreement - Charles Allen	(1) (2)

10.16	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17

10.16(a)	Amendment to Employment Agreement – Michal Handerhan	(1) (2)

10.17	Settlement Agreement and Note		8-K	10.1	3/23/17

10.18	Form of Note Leak-Out Agreement		8-K	99.1	3/15/17

10.19	Form of January Leak-Out Agreement		8-K	99.2	3/15/17

10.20	Form of April Leak-Out Agreement		8-K	99.3	3/15/17

10.21	Form of January Lock-Up Agreement		8-K	99.4	3/15/17

10.22	Form of April Lock-Up Agreement		8-K	99.5	3/15/17

10.23	Convertible Promissory Note		8-K	10.1	12/9/16

10.24	Securities Purchase Agreement		8-K	10.1	6/7/16

10.25	20% Original Issue Discount Junior Convertible note due December 5, 2016		8-K	10.2	6/7/16

10.26	Security Agreement		8-K	10.3	6/7/16

10.27	Pledge Agreement		8-K	10.4	6/7/16

10.28	Subsidiary Guaranty		8-K	10.5	6/7/16

10.29	Amendment to Subscription Agreement		8-K	10.6	6/7/16

10.30	Securities Escrow Agreement		8-K	10.1	2/22/16

10.31	Form of Series C Warrant		10-K/A	10.31	10/12/18

10.32	Equity Line Purchase Agreement dated as of May 13, 2019		8-K	10.1	5/16/19

10.33	Registration Rights Agreement dated as of May 13, 2019		8-K	10.2	5/16/19

10.34	Note Exchange Agreement dated as of September 18, 2019		8-K	10.1	9/19/19

10.35	Side Letter dated as of November 7, 2019		8-K	10.1	11/7/19

21.1	List of Subsidiaries	(1)

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(3)

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(4)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Previously filed with the Original Form 10-K on March 23, 2020.

(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(3)	Filed herein

(4)	Furnished herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 22, 2020.

BTCS INC.

Date: June 22, 2020	By:	/s/ Charles Allen
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

Henderson, Nevada
March 23, 2020

Except for Note 2, as to which the date is June 22, 2020

BTCS Inc.

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

BTCS Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2019	2018
	(RESTATED)
Net Cash flows used from operating activities:
Net loss	$(1,640,601)	$(826,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	1,359	1,130
Amortization on debt discount	64,345
Realized loss (gain) on digital currencies transactions	959	(163,749)
Proceeds from sale of digital currencies	-	380,868
Purchase of digital currencies	(374,979)	-
Interest expense	20,630
Impairment loss on digital currencies	121,117	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,675)	59,403
Accounts payable and accrued expenses	11,423	43,149
Accrued compensation	312,033	-
Net cash used in operating activities	(1,499,389)	(505,619)

Net cash used in investing activities:
Purchase of property and equipment	-	(2,598)
Net cash used in investing activities	-	(2,598)

Net cash provided by financing activities:
Proceeds from short term loan	200,000	200,000
Proceeds from exercise of warrants	228,370	57,000
Net proceeds from issuance of common stock	1,162,000	-
Net cash provided by financing activities	1,590,370	257,000

Net increase (decrease) in cash	90,981	(251,217)
Cash, beginning of period	52,117	303,334
Cash, end of period	$143,098	$52,117

Cash paid for interest and taxes	$905	$-

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series B Convertible Preferred Stock to common stock	$-	$5,175
Conversion of Series C-1 Convertible Preferred Stock to common stock	$-	$4,118
Conversion of convertible note to common stock	$217,971	$-
Exchange of promissory note and accrued interest into convertible note	$217,973	$-
Cashless warrant exercise	$-	$269
Fractional shares adjusted for reverse split	$17	$-
Deemed dividend	$95,708	$5,600
Beneficial conversion features associated with convertible notes payable	$104,493	$-

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

Note 2 - Basis of Presentation and Restatement of the Consolidated Financial Statements

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

Restatement of the Consolidated Financial Statements

The purpose of this amendment is to correct an error in the Company’s previously issued financial statements for the period ended December 31, 2019 in connection with the classification of the $374,979 purchase of digital currencies in the statement of cash flows. The $374,979 purchase of digital currencies has now been re-classified from an investing activity to an operating activity in the statement of cash flows.

There was no effect of the restatement to the Company’s consolidated balance sheet, consolidated statement of operations and consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2019.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited financial statements.

The effect of the restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2019 are as follows:

	For the years ended December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Net cash used in operating activities	$(1,124,410)	$(374,979)	$(1,499,389)
Net cash used in investing activities	(374,979)	374,979	-
Net cash provided by financing activities	1,590,370	-	1,590,370
Net increase in cash	90,981	-	90,981

There was no impact to net cash provided by financing activities within our consolidated statement of cash flows nor was there an impact on the net increase in cash resulting from restatement.

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

