Form 10-Q
period 2020-06-30
BTCS Inc.
filed 2020-08-05
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2020, there were 30,136,535 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$83,788	$143,098
Digital currencies	728,305	252,903
Prepaid expense	49,949	24,008
Total current assets	862,042	420,009

Other assets:
Property and equipment, net	667	1,344
Total other assets	667	1,344

Total Assets	$862,709	$421,353

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$20,533	$28,324
Accrued compensation	483,731	416,935
Convertible notes payable, net	295,877	159,854
Total current liabilities	800,141	605,113

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at June 30, 2020 and December 31, 2019; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at June 30, 2020 and December 31, 2019; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 28,191,377 and 19,831,521 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	28,189	19,830
Additional paid in capital	117,808,716	116,780,174
Accumulated deficit	(117,774,366)	(116,983,793)
Total stockholders’ equity (deficit)	62,568	(183,760)

Total Liabilities and stockholders’ equity (deficit)	$862,709	$421,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating expenses:
General and administrative	$255,936	$299,672	$526,464	$551,636
Marketing	1,365	60	4,055	595
Total operating expenses	257,301	299,732	530,519	552,231

Other expense:
Interest expense	(102,792)	(6,000)	(125,420)	(12,000)
Impairment loss on digital currencies	(58,527)	-	(132,952)	-
Realized loss on digital currencies transactions	(1,682)	-	(1,682)	-
Total other expenses	(163,001)	(6,000)	(260,054)	(12,000)

Net loss	$(420,302)	$(305,732)	$(790,573)	$(564,231)

Deemed dividend related to reduction of warrant strike price	-	-	-	(95,708)
Net loss attributable to common stockholders	$(420,302)	$(305,732)	$(790,573)	$(659,939)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	27,151,776	13,457,386	25,078,068	13,246,384

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended June 30, 2020

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2020	29,414	$29	26,018,154	$26,017	$117,186,998	$(117,354,064)	$(141,020)
Common stock issued including equity commitment fee, net	-	-	769,369	769	142,433	-	143,202
Conversion of convertible notes	-	-	1,403,854	1,403	210,054	-	211,457
Beneficial conversion features associated with convertible notes payable			-	-	269,231		269,231
Net loss	-	-	-	-	-	(420,302)	(420,302)
Balance June 30, 2020	29,414	$29	28,191,377	$28,189	$117,808,716	$(117,774,366)	$62,568

For the Three Months Ended June 30, 2019

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2019	29,414	$29	13,240,765	$13,240	$115,302,300	$(115,601,691)	$(286,122)
Common stock issued including equity commitment fee, net	-	-	2,464,795	2,465	682,541	-	685,006
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Net loss	-	-	-	-	-	(305,732)	(305,732)
Balance June 30, 2019	29,414	$29	15,722,420	$15,722	$115,984,824	$(115,907,423)	$93,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Six Months Ended June 30, 2020

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	6,956,002	6,956	549,257	-	556,213
Conversion of convertible notes	-	-	1,403,854	1,403	210,054	-	211,457
Beneficial conversion features associated with convertible notes payable	-	-	-	-	269,231	-	269,231
Net loss	-	-	-	-	-	(790,573)	(790,573)
Balance June 30, 2020	29,414	$29	28,191,377	$28,189	$117,808,716	$(117,774,366)	$62,568

For the Six Months Ended June 30, 2019

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Common stock issued including equity commitment fee, net	-	-	2,464,795	2,465	682,541	-	685,006
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Warrant exercise	-	-	725,564	725	227,645	-	228,370
Net loss	-	-	-	-	-	(564,231)	(564,231)
Balance June 30, 2019	29,414	$29	15,722,420	$15,722	$115,984,824	$(115,907,423)	$93,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2020	2019

Net Cash flows used from operating activities:
Net loss	$(790,573)	$(564,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	678	674
Amortization on debt discount	105,254	-
Purchase of digital currencies	(608,355)	-
Impairment loss on digital currencies	132,952	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,941)	(41,981)
Accounts payable and accrued expenses	3,666	90,515
Accrued compensation	66,796	109,962
Net cash used in operating activities	(1,115,523)	(405,061)

Net cash provided by financing activities:
Proceeds from exercise of warrants	-	228,370
Proceeds from short term loan	500,000	-
Net proceeds from issuance of common stock	556,213	685,006
Net cash provided by financing activities	1,056,213	913,376

Net (decrease) increase in cash	(59,310)	508,315
Cash, beginning of period	143,098	52,117
Cash, end of period	$83,788	$560,432

Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible note to common stock	$211,457	$-
Fractional shares adjusted for reverse split	$-	$17
Deemed dividend	$-	$95,708
Beneficial conversion features associated with convertible notes payable	$269,231	$-

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

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $1,115,000 of cash in its operating activities for the six months ended June 30, 2020. The Company incurred approximately $790,000 net loss for the six months ended June 30, 2020. The Company had cash of approximately $84,000 and working capital of approximately $62,000 at June 30, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2020 and 2019 because their effect was anti-dilutive:

	As of June 30,
	2020	2019
Warrants to purchase common stock	502,915	1,229,710
Series C-1 Convertible Preferred stock	196,093	196,093
Convertible notes	4,048,583	-
Total	4,747,591	1,425,803

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

2019 Promissory Note

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

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

On May 11, 2020, the Company issued a total of 35,824 shares of the Company’s common stock for the conversion of the remaining accrued interest of $9,458 on the 2019 Promissory Note.

During the six months ended June 30, 2020, the Company recorded approximately $40,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note.

During the six months ended June 30, 2020, the Company recorded interest expense of approximately $7,900. As of June 30, 2020, the principal balance of the 2019 Promissory Note was $0.

2020 Promissory Note

On April 17, 2020, the Company issued Cavalry Fund I LP (the “Fund”) a $500,000 promissory note (the “2020 Promissory Note”) in consideration for $500,000. The Promissory Note is (i) due on February 17, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.01 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 Promissory Note. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 7,770,008 shares of common stock at $0.064 per share, but the Company’s fair value of underlying common stock was $0.099 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $269,000 with a corresponding credit to additional paid-in capital.

During the six months ended June 30, 2020, the Company recorded approximately $65,000 in interest expense related to amortization on debt discount related to the 2020 Promissory Note. As of June 30, 2020, the remaining unamortized debt discount related to the 2020 Promissory Note was approximately $204,000.

During the six months ended June 30, 2020, the Company recorded interest expense of approximately $12,000. As of June 30, 2020, the principal balance of the 2020 Promissory Note was $500,000.

Note 6 - Stockholders’ Equity

Issuance of Shares Pursuant to Equity Line of Credit Purchase Agreement

On September 5, 2019, the Company filed a second Registration Statement on Form S-1 seeking to register 6,454,000 shares. The second Registration Statement was declared effective by the SEC on December 20, 2019.

During the six months ended June 30, 2020, the Company issued 6,186,633 shares of common stock (including 24,219 pro-rata commitment shares) under the second Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $415,000.

On June 22, 2020, the Company filed a third Registration Statement on Form S-1 seeking to register 9,045,000 shares. The third Registration Statement was declared effective by the SEC on June 26, 2020.

During the six months ended June 30, 2020, Company issued 769,369 shares of common stock (including 8,369 pro-rata commitment shares) under the third Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $143,000.

Issuance of Shares Due to Conversion of 2019 Promissory Note

On April 6, 2020, the Company issued a total of 735,294 shares of the Company’s common stock for the conversion of $50,000 of principal on the 2019 Promissory Note.

On May 7, 2020, the Company issued a total of 632,736 shares of the Company’s common stock for the conversion of the remaining $150,000 of principal and $2,000 of interest on the 2019 Promissory Note.

On May 11, 2020, the Company issued a total of 35,824 shares of the Company’s common stock for the conversion of the remaining accrued interest of $9,458 on the 2019 Promissory Note.

Note 7 - Subsequent Events

From July 15, 2020 to July 21, 2020, the Company issued 1,945,158 shares of common stock (including 17,658 pro-rata commitment shares) under the third Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $302,000.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K filed with the SEC on March 23, 2020 and our Prospectus dated June 26, 2020.

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

The following table reflects the fair market value of our Digital Assets as of June 30, 2020:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	54.28	$496,027
Ethereum (ETH)	2,304.58	$521,552
Total		$1,017,579

The following table reflects the fair market value of our Digital Assets as of August 4, 2020.

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	54.28	$602,868
Ethereum (ETH)	2,304.58	$884,271
Total		$1,487,139

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table reflects our operating results for the three months ended June 30, 2020 and 2019:

	For the three months ended
	June 30,
	2020	2019

Operating expenses:
General and administrative	$255,936	$299,672
Marketing	1,365	60
Total operating expenses	257,301	299,732

Other expense:
Interest expense	(102,792)	(6,000)
Impairment loss on digital currencies	(58,527)	-
Realized loss on digital currencies transactions	(1,682)	-
Total other expenses	(163,001)	(6,000)

Net loss	$(420,302)	$(305,732)

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019 were $257,301 and $299,732, respectively.

Other Expense

Other expense for the three months ended June 30, 2020 and 2019 was $163,001 and $6,000, respectively.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following table reflects our operating results for the six months ended June 30, 2020 and 2019:

	For the six months ended
	June 30,
	2020	2019

Operating expenses:
General and administrative	$526,464	$551,636
Marketing	4,055	595
Total operating expenses	530,519	552,231

Other expense:
Interest expense	(125,420)	(12,000)
Impairment loss on digital currencies	(132,952)	-
Realized loss on digital currencies transactions	(1,682)	-
Total other expenses	(260,054)	(12,000)

Net loss	$(790,573)	$(564,231)

Deemed dividend related to reduction of warrant strike price	-	(95,708)
Net loss attributable to common stockholders	$(790,573)	$(659,939)

Operating Expenses

Operating expenses for the six months ended June 30, 2020 and 2019 were $530,519 and $552,231, respectively.

Other Expense

Other expense for the six months ended June 30, 2020 and 2019 was $260,054 and $12,000, respectively.

Net loss attributable to common stockholders

We incurred $0 and $95,708 of deemed dividend related to reduction of warrant strike price during the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was approximately $1,115,000 for the six months ended June 30, 2020. Net cash used in operating activities for the six months ended June 30, 2020 was primarily driven by a $790,573 net loss and $608,000 purchase of digital currencies, and partially offset by impairment loss on digital currencies of $132,952.

Net cash used in operating activities was approximately $405,000 for the six months ended June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2019 was primarily driven by a $564,231 net loss and partially offset by changes in operating assets and liabilities of approximately $158,000.

Net Cash from Financing Activities

Net cash provided by financing activities was approximately $1,056,000 for the six months ended June 30, 2020. During the six months ended June 30, 2020, Company issued 6,956,002 shares of common stock (including 32,588 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $556,000. In addition, the Company entered into a $500,000 short term convertible note payable in April 2020. The convertible note bears interest at 12%.

Net cash provided by financing activities was approximately $913,000 for the six months ended June 30, 2019, including approximately $228,000 from exercise of warrants and approximately $685,000 from selling a total of 2,464,795 shares of common stock under the Purchase Agreement.

Liquidity

As of August 4, 2020, the Company had approximately $199,906 of cash.

On June 30, 2020, we had current assets of approximately $862,000 and current liabilities of approximately $800,000, rendering working capital of approximately $62,000.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used approximately $1,115,000 of cash in its operating activities for the six months ended June 30, 2020. The Company incurred approximately a $790,000 net loss for the six months ended June 30, 2020. The Company had cash of approximately $84,000 and working capital of approximately $62,000 at June 30, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

On April 17, 2020, we issued an institutional investor a $500,000 promissory note (the “Promissory Note”) in consideration for $500,000. The Promissory Note is (i) due on February 17, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.01 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the Promissory Note.

As of August 4, 2020, the Company had sold 13,209,934 shares of common stock (and issued 118,778 commitment shares) under the $10 million Purchase Agreement and received $2,035,730 in connection with the sales. We cannot provide any assurance that we will be able to continue selling under the $10 million Purchase Agreement or that we will be able to do so at prices that we believe are beneficial to the Company and its shareholders.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in our filings with the SEC, including our Prospectus dated June 26, 2020. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

On September 17, 2018, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow GAAP in accounting for our digital assets. This failure arose from a material weakness which required us to restate our financial statements for the nine months ended September 30, 2018 as well as two other periods. Further, in April 2020, the Company received an oral comment from the Staff of the SEC regarding the classification of Digital Asset transactions as an Investing Activity in its Cash Flow Statement within the Company’s Form 10-K for the year ended December 31, 2019 (“Form 10-K). Prior to the filing of the Form 10-K, in response to a prior SEC comment, the Company agreed to include Digital Assets transactions in its future filings as an Operating Activity but failed to do so in the Form 10-K. The Company filed a 10-K/A which addressed this future filing request.

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

August 5, 2020

	By:	/s/ Charles Allen
Charles Allen

Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(f)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(g)	Certificate of Amendment to the Series C-1 Certificate of Designation	8-K	12/3/19	4.1
3.2	Bylaws	S-1	5/29/08	3.2
10.1	Equity Line Purchase Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.1
10.1(a)	Amendment No 1. To the Equity Line Purchase Agreement - Cavalry	S-1/A	5/28/19	10.27(a)
10.2	Registration Rights Agreement, dated May 13, 2019, by and between BTCS Inc., and Cavalry Fund I LP	8-K	5/16/19	10.2
10.3	Form of Promissory Note dated December 18, 2018	8-K	12/19/18	10.1
10.4	Convertible Note dated as of September 18, 2019	8-K	9/19/19	4.1
10.5	Convertible Note dated as of November 7, 2019	8-K	11/7/19	4.1
10.6	Convertible Note dated as of April 17, 2020	8-K	4/17/20	4.1
10.7	Note Exchange Agreement dated as of September 18, 2019	8-K	9/19/19	10.1
10.8	Side Letter with Cavalry Fund I LP dated April 17, 2020	8-K	4/17/20	10.1
10.9	Amendment to Employment Agreement – Charles Allen	10-K	3/23/20	10.15(a)
10.10	Amendment to Employment Agreement – Michal Handerhan	10-K	3/23/20	10.16(a)
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Represents compensatory plan of management.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

