Form 10-Q
period 2020-09-30
BTCS Inc.
filed 2020-11-04
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2020, there were 36,838,511 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	September 30	December 31,
	2020	2019
	(Unaudited)
Assets:
Current assets:
Cash	$364,703	$143,098
Digital currencies	899,004	252,903
Prepaid expense	35,474	24,008
Total current assets	1,299,181	420,009

Other assets:
Property and equipment, net	449	1,344
Total other assets	449	1,344

Total Assets	$1,299,630	$421,353

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$29,882	$28,324
Accrued compensation	1,006,401	416,935
Convertible notes payable, net	376,822	159,854
Total current liabilities	1,413,105	605,113

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at September 30, 2020 and December 31, 2019; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at September 30, 2020 and December 31, 2019; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 33,045,393 and 19,831,521 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	33,044	19,830
Additional paid in capital	118,633,142	116,780,174
Accumulated deficit	(118,779,690)	(116,983,793)
Total stockholders’ equity (deficit)	(113,475)	(183,760)

Total Liabilities and stockholders’ equity (deficit)	$1,299,630	$421,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
General and administrative	$878,589	$251,439	$1,405,053	$803,075
Marketing	1,365	9,334	5,420	9,929
Total operating expenses	879,954	260,773	1,410,473	813,004

Other expense:
Interest expense	(96,068)	(45,553)	(221,488)	(57,553)
Impairment loss on digital currencies	(29,302)	(40,698)	(162,254)	(40,698)
Realized loss on digital currencies transactions	-	(523)	(1,682)	(523)
Total other expenses	(125,370)	(86,774)	(385,424)	(98,774)

Net loss	$(1,005,324)	$(347,547)	$(1,795,897)	$(911,778)
Deemed dividend related to reduction of warrant strike price	-	-	-	(95,708)
Net loss attributable to common stockholders	$(1,005,324)	$(347,547)	$(1,795,897)	$(1,007,486)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	30,833,615	15,841,314	27,010,587	14,120,866

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended September 30, 2020

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance June 30, 2020	29,414	$29	28,191,377	$28,189	$117,808,716	$(117,774,366)	$62,568
Common stock issued including equity commitment fee, net	-	-	4,854,016	4,855	824,426	-	829,281
Net loss	-	-	-	-	-	(1,005,324)	(1,005,324)
Balance September 30, 2020	29,414	$29	33,045,393	$33,044	$118,633,142	$(118,779,690)	$(113,475)

For the Three Months Ended September 30, 2019

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2019	29,414	$29	15,722,420	$15,722	$115,984,824	$(115,907,423)	$93,152
Common stock issued including equity commitment fee, net	-	-	1,909,946	1,910	459,473	-	461,383
Conversion of convertible notes	-	-	1,252,058	1,253	148,747	-	150,000
Beneficial conversion features associated with convertible notes payable			-	-	54,493		54,493
Net loss	-	-	-	-	-	(347,547)	(347,547)
Balance September 30, 2019	29,414	$29	18,884,424	$18,885	$116,647,537	$(116,254,970)	$411,481

For the Nine Months Ended September 30, 2020

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance December 31, 2019	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	11,810,018	11,810	1,373,684	-	1,385,494
Conversion of convertible notes	-	-	1,403,854	1,404	210,053	-	211,457
Beneficial conversion features associated with convertible notes payable	-	-	-	-	269,231	-	269,231
Net loss	-	-	-	-	-	(1,795,897)	(1,795,897)
Balance September 30, 2020	29,414	$29	33,045,393	$33,044	$118,633,142	$(118,779,690)	$(113,475)

For the Nine Months Ended September 30, 2019

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Common stock issued including equity commitment fee, net	-	-	4,374,741	4,375	1,142,014	-	1,146,389
Conversion of convertible notes	-	-	1,252,058	1,252	148,748	-	150,000
Beneficial conversion features associated with convertible notes payable			-	-	54,493	-	54,493
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Warrant exercise	-	-	725,564	726	227,644	-	228,370
Net loss	-	-	-	-	-	(911,778)	(911,778)
Balance September 30, 2019	29,414	$29	18,884,424	$18,885	$116,647,537	$(116,254,970)	$411,481

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019

Net Cash flows used from operating activities:
Net loss	$(1,795,897)	$(911,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	895	1,017
Amortization on debt discount	186,199	39,741
Purchase of digital currencies	(808,355)	(249,923)
Realized (loss) gain on digital currencies transactions		523
Impairment loss on digital currencies	162,254	40,698
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,466)	(27,891)
Accounts payable and accrued expenses	13,015	65,376
Accrued compensation	589,466	(88,086)
Net cash used in operating activities	(1,663,889)	(1,130,323)

Net cash provided by financing activities:
Proceeds from exercise of warrants	-	228,370
Proceeds from short term loan	500,000	-
Net proceeds from issuance of common stock	1,385,494	1,146,389
Net cash provided by financing activities	1,885,494	1,374,759

Net (decrease) increase in cash	221,605	244,436
Cash, beginning of period	143,098	52,117
Cash, end of period	$364,703	$296,553

Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible note to common stock	$211,457	$150,000
Exchange of promissory note and accrued interest into convertible note		$217,973
Fractional shares adjusted for reverse split	$-	$17
Deemed dividend	$-	$95,708
Beneficial conversion features associated with convertible notes payable	$269,231	$54,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers could purchase merchandise using Digital Assets, including bitcoin and is currently focused on blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our transaction verification services operation at our North Carolina facility due to capital constraints.

The Company acquires Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company acquires Digital Assets through open market purchases. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the certain limitations regarding Digital Securities. The Company is also seeking to acquire controlling interests in businesses in the blockchain industry.

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

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used $1,663,889 of cash in its operating activities for the nine months ended September 30, 2020. The Company incurred $1,795,897 net loss for the nine months ended September 30, 2020. The Company had cash of $364,703 and negative working capital of $113,924 at September 30, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

BTCS Inc.

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

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2020 and 2019 because their effect was anti-dilutive:

	As of September 30,
	2020	2019
Warrants to purchase common stock	502,915	1,229,700
Series C-1 Convertible Preferred stock	196,093	196,093
Convertible notes	4,662,005	581,957
Total	5,361,013	2,007,751

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

Note 5 - Note Payable and Accounts Payable

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

During the nine months ended September 30, 2020, the Company recorded approximately $40,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note.

During the nine months ended September 30, 2020, the Company recorded interest expense of approximately $7,900. As of September 30, 2020, the principal balance of the 2019 Promissory Note was $0.

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

During the nine months ended September 30, 2020, the Company recorded approximately $146,000 in interest expense related to amortization on debt discount related to the 2020 Promissory Note. As of September 30, 2020, the remaining unamortized debt discount related to the 2020 Promissory Note was approximately $123,000.

During the nine months ended September 30, 2020, the Company recorded interest expense of approximately $27,000. As of September 30, 2020, the principal balance of the 2020 Promissory Note was $500,000.

Accounts Payable

During the nine months ended September 30, 2020, the Company recorded compensation payable of $1,006,401 which relates to contingent bonuses earned for the achievement of performance milestones.

Note 6 - Stockholders’ Equity

Issuance of Shares Pursuant to Equity Line of Credit Purchase Agreement

On September 5, 2019, the Company filed a second Registration Statement on Form S-1 seeking to register 6,454,000 shares. The second Registration Statement was declared effective by the SEC on December 20, 2019.

During the nine months ended September 30, 2020, the Company issued 6,186,633 shares of common stock (including 24,219 pro-rata commitment shares) under the second Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $415,000.

On June 22, 2020, the Company filed a third Registration Statement on Form S-1 seeking to register 9,045,000 shares. The third Registration Statement was declared effective by the SEC on June 26, 2020.

During the nine months ended September 30, 2020, Company issued 5,623,385 shares of common stock (including 56,885 pro-rata commitment shares) under the third Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $975,000.

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

Note 7 - Subsequent Events

From October 6, 2020 to October 28, 2020, the Company issued 3,421,615 shares of common stock (including 27,418 pro-rata commitment shares) under the third Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $469,922.

On November 2, 2020, the Company issued a total of 371,503 shares of the Company’s common stock for the conversion of $42,500 of principal on the 2020 Promissory Note.

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

Digital Asset Initiatives

The Company acquires additional Digital Assets to provide investors with indirect ownership of Digital Assets that are not securities, such as bitcoin and ether. The Company acquires Digital Assets through open market purchases. We are not limiting our assets to a single type of Digital Asset and may purchase a variety of Digital Assets that appear to benefit our investors, subject to the limitations contained within this report regarding Digital Securities.

The following table reflects the fair market value of our Digital Assets as of September 30, 2020:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	63.65	$686,580
Ethereum (ETH)	2,554.72	$919,748
Total		$1,606,328

The following table reflects the fair market value of our Digital Assets as of November 3, 2020.

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	63.65	$873,737
Ethereum (ETH)	2,554.72	$978,583
Total		$1,852,320

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

Digital Asset Data Analytics Platform

We are also focused on Digital Assets and blockchain technologies. We are currently internally developing a digital asset data analytics platform aimed at aggregating users’ information, such as tracking of multiple exchanges and wallets to aggregate portfolio holdings into a single platform to view and analyze performance, risk metrics, and potential tax implications. The platform utilizes digital asset exchange APIs to read user data and does not allow for the trading of assets. As a result of the pandemic, we have experienced delays in the development of the platform.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table reflects our operating results for the three months ended September 30, 2020 and 2019:

	For the three months ended
	September 30,
	2020	2019

Operating expenses:
General and administrative	$878,589	$251,439
Marketing	1,365	9,334
Total operating expenses	879,954	260,773

Other expense:
Interest expense	(96,068)	(45,553)
Impairment loss on digital currencies	(29,302)	(40,698)
Realized loss on digital currencies transactions	-	(523)
Total other expenses	(125,370)	(86,774)

Net loss	$(1,005,324)	$(347,547)

Operating Expenses

Operating expenses for the three months ended September 30, 2020 and 2019 were $879,954 and $260,773, respectively. The increase is primarily from contingent bonuses being earned for the achievement of performance milestones.

Other Expense

Other expense for the three months ended September 30, 2020 and 2019 was $125,370 and $86,774, respectively. The increase is primarily from interest expense on our convertible notes.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table reflects our operating results for the nine months ended September 30, 2020 and 2019:

	For the nine months ended
	September 30,
	2020	2019

Operating expenses:
General and administrative	$1,405,053	$803,075
Marketing	5,420	9,929
Total operating expenses	1,410,473	813,004

Other expense:
Interest expense	(221,488)	(57,553)
Impairment loss on digital currencies	(162,254)	(40,698)
Realized loss on digital currencies transactions	(1,682)	(523)
Total other expenses	(385,424)	(98,774)

Net loss	$(1,795,897)	$(911,778)
Deemed dividend related to reduction of warrant strike price	-	(95,708)
Net loss attributable to common stockholders	$(1,795,897)	$(1,007,486)

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 and 2019 were $1,410,473 and $813,004, respectively. The increase is primarily from contingent bonuses being earned for the achievement of performance milestones.

Other Expense

Other expense for the nine months ended September 30, 2020 and 2019 was $385,424 and $98,774, respectively. The increase is primarily from interest expense on our convertible notes and impairment of our digital asset holdings.

Net loss attributable to common stockholders

We incurred $0 and $95,708 of deemed dividend related to reduction of warrant strike price during the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

Net cash used in operating activities was $1,663,889 for the nine months ended September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2020 was primarily driven by a $1,795,897 net loss and $808,355 purchase of digital currencies, and partially offset by impairment loss on digital currencies of $162,254 and amortization of debt discount of $186,199.

Net cash used in operating activities was $1,130,323 for the nine months ended September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2019 was primarily driven by a $911,778 net loss, purchases of digital currencies of $249,923 and changes in operating assets and liabilities of $50,601, and was partially offset by impairment loss on digital assets of $40,698 and amortization on debt discount of $39,741.

Net Cash from Financing Activities

Net cash provided by financing activities was $1,885,494 for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company issued 11,810,018 shares of common stock (including 81,104 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $1.4 million. In addition, the Company entered into a $500,000 short term convertible note payable in April 2020. The convertible note bears interest at 12%.

Net cash provided by financing activities was approximately $1.4 million for the nine months ended September 30, 2019, including $0.2 million from exercise of warrants and $1.1 million from selling a total of 4,041,407 shares of common stock under the Purchase Agreement which excludes 333,334 commitment shares issued upon entering the Purchase Agreement.

Liquidity

As of November 3, 2020, the Company had $770,742 of cash.

On September 30, 2020, we had current assets of $1,299,181 and current liabilities of $1,413,105, rendering negative working capital of $113,924.

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used $1,663,889 of cash in its operating activities for the nine months ended September 30, 2020. The Company incurred a $1,795,897 net loss for the nine months ended September 30, 2020. The Company had cash of $364,703 and negative working capital of $113,924 at September 30, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

As of October 28, 2020, the Company had sold 19,540,407 shares of common stock (and issued 177,054 commitment shares) under the $10 million Purchase Agreement and received $3,034,541 in connection with the sales. We cannot provide any assurance that we will be able to continue selling under the $10 million Purchase Agreement or that we will be able to do so at prices that we believe are beneficial to the Company and its shareholders.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

November 4, 2020

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

