Form 10-K
period 2020-12-31
BTCS Inc.
filed 2021-01-26
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,356,000, based on the closing sales price of Common Stock of $0.19 on June 30, 2020.

As of January 22, 2021, the registrant had 44,411,617 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

BTCS INC.

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

As of December 31, 2020, the Company had the following Digital Assets:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	66.923	$1,962,572
Ethereum (ETH)	2,674.235	$1,976,126
Total		$3,938,698

As of January 22, 2021, the Company had the following Digital Assets:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	78.534	$2,546,176
Ethereum (ETH)	3,020.256	$3,700,871
Total		$6,247,047

The Company has not participated in any initial coin offerings as it believes most of the offerings entail the offering of Digital Securities and require registration under the Securities Act and under state securities laws or can only be sold to accredited investors in the United States. Since about July 2017, initial coin offerings using Digital Securities have been (or should be) limited to accredited investors. Because we cannot qualify as an accredited investor, we do not intend to acquire coins in initial coin offerings or from purchasers in such offerings. Further, the Company does not intend to participate in registered or unregistered initial coin offerings. The Company will carefully review its purchases of Digital Securities to avoid violating the Investment Company Act of 1940 (the “1940 Act”) and seek to reduce potential liabilities under the federal securities laws. See “Risk Factors” at page 14 and “Business” at pages 3-8.

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

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which: (i) align with our business model of acquiring Digital Assets, and (ii) acquiring a controlling interest in one or more blockchain technology related business ventures. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer.

We also monitor blockchain networks and may consider re-entering the digital asset mining business if and when we believe a positive return on investment is achievable.

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2020 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

INDUSTRY AND MARKET OVERVIEW (DIGITAL ASSET AND BLOCKCHAIN TECHNOLOGIES)

Blockchain and Digital Assets / Cryptocurrencies Generally

Distributed blockchain technologies utilize a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Digital Assets, which include and are often referred to as cryptocurrencies, serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account, and provide non-financial and next generation uses. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. An online network of nodes hosts a public transaction ledger, known as a blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing its blockchain. In a cryptocurrency network, every peer node has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates a network. The infrastructure is collectively maintained by a decentralized public user base. As a network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties. Since transfers do not require involvement of intermediaries or third parties, there are currently limited transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges, such as Cumberland, Coinbase, Paxos, Kraken, Gemini, Bitstamp, and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies and Digital Assets offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

●	acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;

●	immediate settlement;

●	elimination of counterparty risk;

●	no trusted intermediary required;

●	lower fees;

●	identity theft prevention;

●	accessible by everyone;

●	transactions are verified and protected through a confirmation process, which prevents the problem of double spending;

●	decentralized – no central authority (government or financial institution); and

●	recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer at all or at any time.

Bitcoin for example was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, we believe bitcoin can be viewed as cash for the Internet. The bitcoin network shares a public ledger called a “blockchain.” This ledger contains every transaction ever processed, allowing a user’s computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing users to have full control over sending bitcoins from their addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This process is often called “mining” and is a proof-of-work consensus algorithm.

As with many new and emerging technologies, there are potentially significant risks. Businesses (including the Company) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and cryptocurrencies have a limited track record and operate within an untested new environment. These risks are not only related to the businesses the Company pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and cryptocurrency as value.

Alternative Digital Assets and Blockchain Technologies

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent. Other Digital Assets (commonly referred to as “altcoins”, “coins”, “tokens”, or “protocol tokens”), have been developed since the Bitcoin Network’s inception. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s interest and market share. Ethereum, EOS and other blockchains for example are designed for non-financial and next generation uses (sometimes referred to as blockchain 2.0 projects). These uses include smart contracts and distributed registers built into or built atop their respective blockchains.

Further, all blockchains require a consensus algorithm to secure the blockchain state which can be provided by either computational or financial resources. Mining mechanisms used by these algorithms are broadly divided into proof-of-work (“PoW”), in which nodes dedicate computational resources, and proof-of-stake (“PoS”), in which nodes dedicate financial resources. The intention behind both proof-of-work (computational resources) and proof-of-stake (financial resources) is to make it practically infeasible for any single malicious actor to have enough computational power or ownership stake to attack the blockchain network. With proof-of-work, a miner does some “work” using computers that consumes electricity and is rewarded with digital currency. The miner is, theoretically, converting electricity and computing power into a digital currency reward comprised of transaction fees and newly minted cryptocurrency. Bitcoin is an example of this and is by far the largest and most secure PoW blockchain. With proof-of-stake, miners are staking their holdings of a digital currency to participate in the consensus algorithm and bad behavior can be penalized by “slashing” the rewards of the miner. PoS requires less energy/electricity to be consumed and can give cryptocurrency holders who participate in staking a reward on their holdings in the base cryptocurrency.

We are actively evaluating other blockchain technologies that relate to Bitcoin 2.0 projects. The Company is examining and will continue to examine these other Digital Assets (including PoS assets) and Digital Securities and acquire them, subject to, existing market conditions, accounting and tax implications, and regulatory compliance.

Business Profile and Risks

The decision to pursue blockchain and Digital Asset businesses exposes the Company to risks associated with a new and untested strategic direction. The prices of Digital Assets have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, in 2020, bitcoin’s low price was $4,971 and its high price was $29,374.

Government Oversight

Blockchain networks are a recent technological innovation and the regulatory schemes to which Digital Assets and their blockchain networks may be subject have not been fully explored or developed. Recent actions taken by the SEC in its DAO Report that certain Digital Assets may be securities and actions taken by the CFTC including its July 24, 2017 order approving the first derivative clearing organization for digital currency swaps reflects that we may face increased government regulation and oversight. As stated in this report, the SEC’s July 25, 2017 DAO Report, its Chairman’s remarks and concerns about the “Wild West” nature of the Digital Assets market and reports that its staff is issuing subpoenas will adversely affect the Company’s future acquisition of Digital Assets by limiting the amount of Digital Securities it may acquire and creating increased compliance and legal costs. In the future before we acquire Digital Assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the investment company’s 40% provisions, we will limit the amount of Digital Securities we acquire. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Following the issuance of the DAO Report, promoters sought to evade it by callings coins “utility tokens” even where the developer retained material future services that affected the profitability and future value of the coins. The SEC quickly stopped one such initial coin offering, which clearly was intended to send a message.

The Company intends to acquire additional Digital Assets. The Company currently own and plans to expand its digital asset holdings. In order to avoid being an inadvertent investment company within the meaning of the 1940 Act, we actively focus on insuring that our ownership of assets that are not securities will always exceed 60% of our total assets excluding cash. See “Risk Factors” beginning on page 14 and “Business” beginning on page 3. The ownership of Digital Assets including digital securities may change based on the definition of a security under the Securities Act and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract.

As both the regulatory landscape develops and journalistic familiarity with Digital Assets increases, mainstream media’s understanding of them and the regulation thereof may improve. Regulation of Digital Assets varies from country to country as well as within countries. An increase in the regulation of Digital Assets may affect our proposed business by increasing compliance costs or prohibiting certain or all of our proposed activities.

COMPETITION

Digital Assets Initiative

The Company’s Digital Asset initiative will compete with other industry participants that focus on investing in and securing Digital Asset blockchains. Market and financial conditions, and other conditions beyond the Company’s control, may make it more attractive to invest in other entities, or to invest in Digital Assets directly. Companies have raised substantial capital this year seeking to enter Digital Asset businesses. Our relative lack of capital is a competitive disadvantage.

Digital Asset Data Analytics Platform

The Company’s current and future competition for our digital asset data analytics platform is centered on the following areas:

●	Exchanges which currently offer more robust digital asset data analytics or will choose to enhance their platforms in the future such as eToro;
●	other mobile applications, websites, niche aggregation sites, which offer similar services, such as BNCpro;
●	providers of mobile applications and websites, that offer secure storage solutions for Digital Assets;
●	existing financial service firms and data analytics firms serving traditional asset markets that choose to offer data analytic solutions for Digital Assets; and
●	digital asset focused companies that offer exchange, payment processing, and financial services for Digital Assets.

Many of our current and potential competitors have greater resources, longer histories, more users, and greater brand recognition. They may devote more resources to technology, infrastructure, marketing and may be able to more rapidly develop their solutions. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Our small team and relative lack of capital is a competitive disadvantage.

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

GROWTH STRATEGY

Digital Assets Initiative

As we continue to raise capital we plan to expand and diversify our Digital Asset holdings with a focus on disruptive protocol layer verticals such as smart contracts, data storage and Internet of things (IoT); provided, however that we do not intend to acquire Digital Assets which may constitute digital securities. We also plan to increase our holdings of bitcoin and ethereum.

Digital Asset Data Analytics Platform Development

The Company is currently internally developing a digital asset data analytics platform to aggregate user’s digital asset holding data derived from read-only API calls to connected exchanges. The platform solution is also being designed with a community focus that may allow users to share their trade history with other platform users. Our strategy has three key phases: first develop a robust platform and open it to public beta testing, second once the platform is open acquire users, and third monetize the platform. Our current focus is on developing the platform. Given our limited resources we can provide no definitive timeline as to when the platform will be open to beta testing though we anticipated this occurring in 2021, provided however as a result of the pandemic, we have experienced delays in the development of the platform, which may cause further delays.

EMPLOYEES

We currently have two employees and no part time employees.

CAPITILIZATION

The following table details the Company’s capitalization as of January 22, 2021.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	44,411,617
Series C-1 Preferred Stock (29,414 shares at a 1:200 conversion ratio)	196,094
Warrants to purchase common stock	2,502,915
Total Shares Diluted	47,110,626

The table above describes the shares of common stock which are outstanding and/or are issuable under outstanding securities. The table above does not include: (i) the 2020 December Promissory Note which was issued on December 16, 2020, (ii) the 2021 Promissory Note which was issued on January 15, 2021, (iii) the Series C-2 Convertible Preferred stock which is subject to ratification by our shareholders, and (iv) any stock options or restricted stock units that are subject to ratification by our shareholders.

The 2020 December Promissory Note is due on October 16, 2021 and is: (i) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.04 per share, (ii) shall bear interest at 12% per annum (payable at maturity), and (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2020 December Promissory Note.

The 2021 Promissory Note is due on November 15, 2021 and is: (i) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.75 per share, (ii) shall bear interest at 12% per annum (payable at maturity), and (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2021 Promissory Note.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements, including statements regarding our belief regarding the opportunities from businesses using blockchain technology, our belief regarding advantages of using cryptocurrencies and Digital Assets and other opportunities from purchasing Digital Assets, and our belief regarding our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements. Further information on the risks and uncertainties affecting our business is contained in the Risk Factors below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is currently quoted on the OTCQB and has been quoted under the symbol “BTCS”. The last reported sale price of our common stock on January 22, 2021 was $1.61.

HOLDERS

As of January 22, 2021, there were 140 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On January 30, 2014, the Board of Directors approved the adoption of a 2014 Plan. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 8,613 (after giving effect to prior reverse splits) shares of common stock are issuable pursuant to awards under the 2014 Plan. Unless earlier terminated by the Board, the 2014 Plan shall terminate at the close of business on January 30, 2024. Assuming the Company’s 2021 Equity Incentive Plan is approved by our shareholders at our 2021 Annual Meeting, we will no longer issue any securities under the 2014 Plan.

As of December 31, 2020, there are no incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards issued pursuant to the 2014 Plan.

On January 1, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, is subject to shareholder ratification, provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants. Pursuant to the terms of the 2021 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 20,000,000 shares of common stock are issuable pursuant to awards under the 2021 Plan. Unless earlier terminated by the Board, the 2021 Plan shall terminate at the close of business on January 1, 2031.

The following table gives information about our common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2014 Plan and outside of the 2014 Plan as of December 31, 2020.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	8,613
Total	-	-	8,613

RECENT SALES OF UNREGISTERED SECURITIES

The sales of unregistered securities of our Company during the year ended December 31, 2020 (other than what was disclosed on a Form 10-Q or Form 8-K) are summarized below:

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

All of the above sales were deemed to be exempt under Section 4(a)(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. Each investor agreed that it was purchasing for investment and not with a view to distribution.

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

As of December 31, 2020, the Company had the following Digital Assets:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	66.923	$1,962,572
Ethereum (ETH)	2,674.235	$1,976,126
Total		$3,938,698

As of January 22, 2021, the Company had the following Digital Assets:

Digital Asset	Units Held	Fair Market Value
Bitcoin (BTC)	78.534	$2,546,176
Ethereum (ETH)	3,020.256	$3,700,871
Total		$6,247,047

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

Our current framework or criteria is to seek and evaluate acquisition targets in the blockchain and Digital Asset sector which: (i) align with our business model of acquiring Digital Assets, and (ii) acquiring a controlling interest in one or more blockchain technology related business ventures. Our acquisition activities are spearheaded by Charles Allen, our Chief Executive Officer.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the years ended
	December 31,
	2020	2019

Operating expenses:
General and administrative	$1,934,449	$1,422,394
Research and development	45,450	-
Marketing	6,350	9,989
Total operating expenses	1,986,249	1,432,383

Other expense:
Interest expense	(402,663)	(86,142)
Impairment loss on digital currencies	(165,331)	(121,117)
Realized loss on digital currencies transactions	(1,851)	(959)
Total other expenses	(569,845)	(208,218)

Net loss	$(2,556,094)	$(1,640,601)
Deemed dividend related to reduction of warrant strike price	-	(95,708)
Net loss attributable to common stockholders	$(2,556,094)	$(1,736,309)

Operating expenses

Operating expenses for the years ended December 31, 2020 and 2019 were approximately $2.0 million and $1.4 million. The increase is primarily from contingent bonuses being earned for the achievement of performance milestones. Research and development expenses for the years ended December 31, 2020 and 2019 were $45,450 and $0 is from the development of our digital asset data analytics platform.

Other Expenses

Other expenses for the year ended December 31, 2020 and 2019 was approximately $569,800 and $208,200, respectively. The increase is primarily from interest expense on our convertible notes and impairment of our digital asset holdings.

Net loss

Net loss for the years ended December 31, 2020 and 2019 were approximately $2.6 million and $1.6 million. The increase is primarily due to increase of both operating expenses and other expenses as discussed above.

Net loss attributable to common stockholders

We incurred $0 and $95,708 of deemed dividend related to reduction of warrant strike price during the year ended December 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of December 31, 2020, the Company had approximately $524,000 of cash and $996,000 in Digital Assets based on the impaired value. The fair market value of the Company’s Digital Assets, as of December 31, 2020, was approximately $3.9 million.

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

Recent Financings

As of December 31, 2020, the Company had sold 19,363,353 shares of common stock and issued 177,054 commitment shares under the $10 million Purchase Agreement and received approximately $3.03 million in connection with the sales. We cannot provide any assurance that we will be able to continue selling under the $10 million Purchase Agreement or that we will be able to do so at prices that we believe are beneficial to the Company and its shareholders.

On January 6, 2021, the Company received $1,100,000 in funds from Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company pursuant to the subscription agreements entered into with them on January 1, 2021 and issued to them 1,100,000 shares of the Company’s Series C-2 Convertible Preferred Stock.

On January 15, 2021, the Company issued Calvary the 2021 Promissory Note and a Series D warrant to purchase 2,000,0000 shares of the Company’s Common Stock (the “Series D Warrant”) in consideration for $1,000,000. The 2021 December Promissory Note is (i) due on November 15, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.75 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2021 Promissory Note. The 2,000,000 Series D Warrants are exercisable for cash only at $2.16 per share, over a two-year period, and do not contain anti-dilution or price protection. On January 15, 2021, the Company issued 2,000,000 shares of the Company’s Common Stock to Cavalry upon the exercise of all their Series C warrants and payment of the exercise price of $400,000. Cavalry and the Company entered into an agreement whereby the Cavalry would exercise early for cash provided that the Company register the underlying shares of Common Stock within 30 days of exercise.

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

The Company assesses impairment of Digital Assets quarterly if the fair value of Digital Assets was less than its cost basis on any day during the quarter. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets is recorded as a component of costs and expenses in our statements of operations. The Company recorded an impairment loss of approximately $165,000 related to Digital Assets during the year ended December 31, 2020.

GOING CONCERN

The audited financial statements for the year ended December 31, 2020, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business for one year from the date the financial statements are issued. We have not generated revenues during the years ended December 31, 2020 and 2019 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2020, we have an accumulated deficit of $119.5 million since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. See “Risk Factors” at page 14.

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

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

The Company assesses impairment of Digital Assets quarterly if the fair value of Digital Assets was less than its cost basis on any day during the quarter. The Company recognizes impairment losses on Digital Assets caused by decreases in fair value using the average U.S. dollar spot price of the related Digital Asset as of each impairment date. Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $121,000 and $165,000 related to Digital Assets during the years ended December 31, 2019 and December 31, 2020, respectively.

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

Risks Related to Our Company

If we do not raise additional debt or equity capital, we may not be able to pay all of our indebtedness or may have to sell a portion of our Digital Assets.

In May 2019, we signed a Purchase Agreement with Cavalry. We may direct Cavalry to purchase shares of our common stock up to $10,000,000 (of which $3,034,541 has already been sold) under the Purchase Agreement over a 36-month period assuming there is an effective registration statement covering the shares.

The extent we rely on Cavalry as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Cavalry does not occur for any reason including Cavalry suffering liquidity issues or failure of the Company to keep the registration statement current, we will need to secure another source of funding or sell some of or Digital Assets in order to pay off our indebtedness. Should the financing we require be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2020 and 2019 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $2.6 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In 2017, the Securities and Exchange Commission (“SEC”) issued a DAO Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

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

We have no other officers and only one other director. The simultaneous loss of Charles Allen, our Chairman, Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, our Chief Operating Officer, would have a material adverse effect on us. Their Employment Agreements permit them to resign for Good Reason which includes non-payment of salaries. In the event both of officers terminate their Employment Agreements for Good Reason, this would result in the Company owing them approximately $611,000 and would leave the Company without officers or employees which may have a material adverse effect upon us, your investment, and hamper the ability of the Company to continue operations.

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

Because we lack effective internal controls and disclosure controls we erroneously accounted for Digital Assets using a fair value methodology which was not consistent with United States generally accepted accounting principles (“U.S. GAAP”) and required us to restate our financial statements for the year ended December 31, 2017 and the three and six months ended March 31, 2018 and June 30, 2018, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations which could have a material adverse effect on our financial condition.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As discussed herein, our internal controls and disclosure controls were not effective as of December 31, 2018. Because of our ineffective controls and material weaknesses, we did not account for our Digital Assets correctly in our financial statements and restated our audited financial statements for the year ended December 31, 2017 and the unaudited financial statements for the quarters ended March 31, 2018 and June 30, 2018.

Further, in April 2020, the Company received an oral comment from the Staff of the SEC regarding the classification of Digital Asset transactions as an Investing Activity in its Cash Flow Statement within the Company’s Form 10-K for the year ended December 31, 2019 (“Form 10-K”). As mentioned above, we previously misclassified Digital Assets in 2017 financial statements and failed to correct this in the Form 10-K. The Company has amended the Form 10-K to reclassify Digital Asset transactions from an Investing Activity to an Operating Activity on the Cash Flow Statement.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While the Company is now following U.S. GAAP in accounting for its Digital Assets, it has not remediated its material weaknesses. There can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our Common Stock.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as enforcement actions and speeches made by the SEC’s Chairman will increase our compliance and legal costs. As a public company, we also expect that these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect bitcoin, ethereum, and other Digital Assets;
●	sales by Cavalry;
●	continued volatility in the price of bitcoin, ethereum, and other Digital Assets;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel including our executive officers;
●	sales of our common stock;
●	exercise of our warrants and the subsequent sale of the underlying common stock;
●	conversion of our convertible notes and the subsequent sale of the underlying common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	Adverse regulatory developments; and
●	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, provide holders of the preferred anti-dilution protection, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock (for example, the issuance of our outstanding Series C-2 which votes on a 2-for-1 as converted basis), which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

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

We may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

Because Digital Assets may be determined to be Digital Securities, we may inadvertently violate the 1940 Act and incur large losses as a result and potentially be required to register as an investment company. This would have a material adverse effect on an investment in us.

We plan to acquire a portfolio of Digital Assets including bitcoin, ethereum and other Digital Assets. There is an increased regulatory examination of Digital Assets and Digital Securities. This has led to regulatory and enforcement activities. As of the date of this filing, we are not aware of any rules that have been proposed to regulate the Digital Assets we hold as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins, ethereum and other Digital Assets under the law.

Under the 1940 Act, a company may be deemed an investment company under if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. Digital Assets we may own in the future may be determined to be Digital Securities by the SEC or a court. Additionally, one or more states may conclude bitcoin, ethereum, or other Digital Assets held by us in the future are securities under state securities laws which would require registration under state laws including merit review laws. For example California defines the term “investment contract” more strictly than the SEC.

Future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoin, ethereum, and other Digital Assets are treated for classification and clearing purposes. The SEC’s July 25, 2017 DAO Report expressed its view that Digital Assets may be securities depending on the facts and circumstances.

If a Digital Asset we hold were later determined to be a Digital Security, we could inadvertently become an investment company, as defined by the 1940 Act, if the value of the Digital Securities we owned exceeded 40% of our assets excluding cash. We are subject to the following risks:

●	Contrary to legal advice, the SEC or a court may conclude that bitcoin, ethereum, or other Digital Assets we later acquire to be securities;
●	based on legal advice, we may acquire other Digital Assets which we have been advised are not securities but later are held to be securities; and
●	we may knowingly acquire Digital Assets that are securities and acquire minority investments in businesses which investments are securities.

In the event that the Digital Assets held by us exceed 40% of our total assets, exclusive of cash, we may inadvertently become an investment company.

In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which a Digital Assets was initially marketed to determine if it may be deemed a Digital Security and subject to federal and state securities laws. Even if we conclude that a particular Digital Asset is not a security under the 1940 Act, certain states take a stricter view which means the Digital Asset may have violated applicable state securities laws.

Should the total value of securities which we hold rise to more than 40% of our assets (exclusive of cash) SEC Rule 3a-2 under the 1940 Act allows an issuer to prevent itself from being deemed an investment company if it reduces its holdings of securities to less than 40% of its assets (exclusive of cash) and does not go above the 40% threshold more than once every three years. Accordingly, if changes in the classification of Digital Assets causes us to exceed the 40% threshold, we may experience large losses when we liquidate digital securities as a result of continued volatility.

The 40% requirement may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

To the extent that Digital Assets held by us are deemed by the SEC or a state legislator to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Such additional registrations: i) would result in extraordinary, non-recurring expenses, ii) is time consuming and restrictive, iii) would require a restructuring of our operations, and iv) we would be very constrained in the kind of business we could do as a registered investment company, thereby materially and adversely impacting an investment in us. Further, if our examination of a Digital Asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act is a strict liability statute much like selling spoiled milk and state securities laws generally impose liability for negligence for misrepresentations.

In order to comply with the 1940 Act, we anticipate having increased management time and legal expenses in order to analyze which Digital Assets are securities and periodically analyze our total holdings to ensure that we do not maintain more than 40% of our total assets (exclusive of cash) as securities. If our view that the Digital Assets we hold are not securities is challenged by the SEC and courts uphold the challenge, we may inadvertently violate the 1940 Act and incur substantial legal fees in defending our position. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

Any current or future outbreak of a health epidemic or other adverse public health developments, such as the pneumonia caused by the COVID-19 coronavirus, could disrupt our operations and adversely affect our business.

Our business could be adversely affected by the effects of health epidemics. For example, we rely on our limited staff for our continued operations and have no contingency plans and limited resources if anyone was to be affected by the coronavirus. During 2020, as a result of the COVID-19 pandemic, we experienced significant delays in the development of our digital asset data analytics platform and may experience future delays as the pandemic continues.

Risks Related to Digital Assets

The further development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies, which represent a rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.

The use of Digital Assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of the Digital Assets industry in general, and the use of Digital Assets in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Assets industry, include but are not limited to:

●	continued worldwide growth in the adoption and use of Digital Assets as a medium of exchange;
●	government and quasi-government regulation of Digital Assets and their use, or restrictions on or regulation of access to and operation of the Digital Assets systems;
●	the maintenance and development of the open-source software protocol of Digital Asset Networks;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies and digital forms of fiat currencies;
●	general economic conditions and the regulatory environment relating to Digital Assets; and
●	the impact of regulators focusing on Digital Assets and Digital Securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the Bitcoin Network could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any bitcoin, ethereum or other Digital Assets we hold or acquire, which would harm investors in our securities.

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

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on a Digital Asset Network, it is possible that such actor or botnet could manipulate a blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power will increase because the botnet or malicious actor could compromise more than 50% mining pool and thereby gain control of blockchain, whereas if the blockchain remains decentralized it is inherently more difficult for the botnet of malicious actor to aggregate enough processing power to gain control of the blockchain, may adversely affect an investment in our common stock. Such lack of controls and responses to such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin, ethereum or other Digital Assets we acquire or hold, and harm investors.

Bitcoin has forked three times and additional forks may occur in the future which may affect the value of bitcoin held by the Company.

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

The decentralized nature of Digital Asset systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of Digital Asset systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many Digital Asset systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such Digital Assets, the value of our common stock may be adversely affected.

Digital Asset Exchanges are relatively new and therefore may be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that large Digital Asset Exchanges representing a substantial portion of the Digital Asset volume are involved in fraud or experience security failures or other operational issues, such Exchanges’ failures may result in a reduction in the price of Digital Assets and adversely affect an investment in us.

A number of Digital Asset Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Exchanges. While smaller Exchanges are less likely to have the infrastructure and capitalization that make larger Exchanges more stable, larger Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). A lack of stability in an Exchange Market and the closure or temporary shutdown of larger Digital Asset Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in Digital Assets overall and result in greater volatility in Digital Asset values. These potential consequences of a Exchange’s failure could adversely affect an investment in us.

There is a lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based Digital Assets.

Digital Assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The laxer a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances could adversely affect an investment in us.

Political or economic crises may motivate large-scale sales of Digital Assets, which could result in a reduction in Digital Asset values and adversely affect an investment in us.

Geopolitical crises may motivate large-scale sales of Digital Assets, which could rapidly decrease the price of Digital Assets. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Digital Assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, Digital Assets such as bitcoin and ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Digital Assets either globally or locally. Large-scale sales of Digital Assets would result in a reduction in Digital Asset values and could adversely affect an investment in us.

The price of Digital Assets may be affected by the sale of such Digital Assets by other vehicles investing in Digital Assets or tracking cryptocurrency markets.

The global market for Digital Assets is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in Digital Assets or tracking Digital Asset markets form and come to represent a significant proportion of the demand for Digital Assets, large redemptions of the securities of those vehicles and the subsequent sale of Digital Assets by such vehicles could negatively affect Digital Asset prices and therefore affect the value of our Digital Assets. Such events could have a material adversely affect an investment in us.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of Digital Assets in a manner that adversely affects our business, prospects or operations.

As Digital Assets have grown in both popularity and market size, governments around the world have reacted differently to Digital Assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

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

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any US person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins, ethereum or other Digital Assets as property for tax purposes (in the context of when such Digital Assets are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

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

Security Risks Related to Our Digital Assets Holdings

Our Digital Assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our Digital Assets could be lost, stolen, destroyed or become inaccessible. We believe that our Digital Assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our Digital Assets. To minimize the risk of loss, damage and theft, security breaches, and unauthorized access we hold our Digital Assets at exchanges and have also relied on Bitgo Inc.’s (“Bitgo”) enterprise multi-signature storage solution. Nevertheless, the exchanges we utilize or Bitgo’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Any of these events may adversely affect our operations and, consequently, an investment in us.

To the extent that any of our Digital Assets are held by Exchanges, we may face heightened risks from cybersecurity attacks and financial stability of the Exchanges.

All Digital Assets not held in a Company’s controlled wallet such as Bitgo’s will be held at Exchanges and subject to the risks encountered by those Exchange including DDoS Attacks, other malicious hacking, a sale of the exchange, loss of the Digital Assets by the exchange, security breaches, and unauthorized access of our account by hackers. The Company may not maintain a custodian agreement with the Exchanges that it holds its Digital Assets at. Exchanges do not provide insurance and may lack the resources to protect against hacking and theft. We may be materially and adversely affected if the Exchanges suffer cyberattacks or incur financial problems.

The loss or destruction of a private key required to access a Digital Assets may be irreversible. Our loss of access to our private keys could adversely affect an investment in our Company.

Digital Assets such as bitcoin are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the Digital Assets are held. We are required by the operation of the Digital Asset Network to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the Network. We safeguard and keep private the private keys relating to our Digital Assets not held at exchanges by utilizing Bitgo’s multi-signature storage solution; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the Digital Assets held by it and the private key will not be capable of being restored by the Network. Any loss of private keys relating to digital wallets used to store our Digital Assets could adversely affect an investment in us.

Security threats to us could result in, a loss of Company’s Digital Assets.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin Exchange Market since the launch of the Bitcoin Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our bitcoins and other Digital Assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets continues to grow, it may become a more appealing target for security threats such as hackers and malware.

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

Incorrect or fraudulent Digital Asset transactions may be irreversible.

Digital Asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of Digital Assets or a theft of Digital Assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our Digital Assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our Digital Assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Digital Assets. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our Digital Assets for which no person is liable.

The Digital Assets held by us are not insured. Therefore, a loss may be suffered with respect to our Digital Assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Digital Assets held by us are not subject to FDIC or SIPC protections.

We do not and will not hold our bitcoins and other Digital Assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our Digital Assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

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

Even if we do successfully develop our platform and bring it to the marketplace, there is no guarantee that we will attract enough users to generate revenue or become profitable. Our competitors, most of whom have greater capital and human resources than we do, may develop technologies that are superior to our platform or commercialize comparable technologies before us, in which case our ability to attract users and generate revenue therefrom could be rendered unlikely or even impossible. If we fail to obtain users for our platform or find an alternative means of commercializing our platform to recoup our investment therein, it will have a material adverse effect on our financial condition.

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

Our platform development effort is completely dependent on our infrastructure. We use internally developed systems for the platform. Any future difficulties developing aspects of our platform may cause delays in bringing our platform to market. If the location where all of our computer and communications hardware is located is compromised, our platform, prospects, could be harmed. We do not currently have a disaster recovery plan which could result in a loss of the platform software. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to launch our platform. The occurrence of any of the foregoing risks could harm our business.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the digital asset data analytics platform.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties however, we may not always be able to determine that we are using or accessing protected information or software. For example, there could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe.

Accordingly, we could expend significant resources defending against patent infringement and other intellectual property right claims; which could require us to divert resources away from operations. Any damages we are required to pay or injunctions against our continued use of such intellectual property in resolution of such claims may cause a material adverse effect to our business and operations, which could adversely affect the trading price of our securities and harm our investors.

Risks Related to the Purchase Agreement with Cavalry

The sale or issuance of our common stock to Cavalry may cause dilution and the sale of the shares of common stock acquired by Cavalry, or the perception that such sales may occur, could cause the price of our common stock to fall.

On May 13, 2019, we entered into the Purchase Agreement with Cavalry, pursuant to which Cavalry has committed to purchase up to $10,000,000 of our common stock. As of the date of this filing, we have directed Cavalry to purchase 19,363,353 shares (excluding 510,388 commitment and pro-rata commitment shares) and have received $3,034,541. The purchase shares that may be sold pursuant to the Purchase Agreement may be sold by us to Cavalry at our discretion from time to time over a 36-month period commencing after the SEC has declared effective the registration statement covering the respective shares. The purchase price for the shares that we may sell to Cavalry under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Additionally, the amount that we may sell to Cavalry will be limited to the Daily Trading Dollar Volume on the day of, or day before, the Put. If the trading volume and/or price of our common stock is low, our ability to raise capital under the Purchase Agreement will be limited and/or take an extensive time to raise capital.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2020. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

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

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with U.S. GAAP. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Based on management’s evaluation as of December 31, 2020, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our management concluded that in light of the material weaknesses described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

Subsequent to the Company’s filing its annual report for the year ended December 31, 2019, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow U.S. GAAP in accounting for our Digital Assets. The Company erroneously classified a $374,979 purchase of digital currencies as an investing activity which was re-classified to an operating activity in the statement of cash flows on the Company’s amended annual report filed on June 22, 2020. This failure arose from a material weakness which required us to restate our financial statements for the year ended December 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors and employees, which is available on our website (http://www.btcs.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS

(a) Documents filed as part of the report.

(1) Financial Statements. See Index to Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2) Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

3.1	Articles of Incorporation		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19
3.1(d)	Certificate of Designation for Series A Preferred Stock		8-K	3.1	12/9/16
3.1(e)	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	3/15/17
3.1(f)	Certificate of Correction to Series B Convertible Preferred Stock		8-K	3.1	3/30/17
3.1(g)	Certificate of Designation for Series C-1 Convertible Preferred Stock		8-K	3.1	10/10/17

3.1(h)	Amended and Restated Certificate of Designation of Series C-1 Convertible Preferred Stock	8-K	3.2	12/7/17
3.1(i)	Certificate of Amendment to the Series C-1 Certificate of Designation	8-K	4.1	12/3/19
3.1(j)	Certificate of Designation for Series C-2 Convertible Preferred Stock	8-K	4.1	1/6/21
3.1(k)	Certificate of Withdrawal of Certificate of Designation for Series B Convertible Preferred Stock	8-K	3.2	1/22/21
3.1(l)	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock	8-K	3.1	1/22/21
3.1(m)	Certificate of Correction to Series C-2 Convertible Preferred Stock	8-K	3.3	1/22/21
3.2	Certificate of Amendment filed February 13, 2017	8-K	3.1	2/16/17
3.3	Bylaws of TouchIT Technologies, Inc.	S-1	3.2	5/29/08
3.4	Articles of Merger	8-K/A	3.1	7/31/15
3.5	Agreement and Plan of Merger	8-K/A	3.2	7/31/15
4.1	Convertible Note dated as of September 18, 2019	8-K	4.1	9/19/19
4.2	Convertible Note dated as of November 7, 2019	8-K	4.1	11/7/19
4.3	Convertible Note dated as of April 17, 2020	8-K	4.1	4/20/20
4.4	Convertible Note dated as of December 16, 2020	8-K	4.1	12/16/20
10.1	Securities Escrow Agreement dated February 19, 2016	8-K	10.1	2/22/16
10.2	Securities Purchase Agreement dated June 6, 2016	8-K	10.1	6/7/16
10.3	20% Original Issue Discount Junior Convertible note due December 5, 2016	8-K	10.2	6/7/16
10.4	Security Agreement dated June 6, 2016	8-K	10.3	6/7/16
10.5	Pledge Agreement dated June 6, 2016	8-K	10.4	6/7/16
10.6	Subsidiary Guaranty dated June 6, 2016	8-K	10.5	6/7/16
10.7	Amendment to Subscription Agreement dated May 27, 2016	8-K	10.6	6/7/16
10.8	Form of Warrant Exercise Agreement dated as of June 8, 2016	8-K	10.1	6/10/16
10.9	Convertible Promissory Note dated December 6, 2016	8-K	10.1	12/9/16
10.10	Form of Note Leak-Out Agreement dated March 2, 2017	8-K	99.1	3/15/17
10.11	Form of January Leak-Out Agreement dated February 8, 2017	8-K	99.2	3/15/17
10.12	Form of April Leak-Out Agreement dated February 6, 2017	8-K	99.3	3/15/17
10.13	Form of January Lock-Up Agreement dated February 8, 2017	8-K	99.4	3/15/17
10.14	Form of April Lock-Up Agreement dated February 6, 2017	8-K	99.5	3/15/17
10.15	Settlement Agreement and Note dated March 22, 2017	8-K	10.1	3/23/17
10.16	Form of Series A Common Stock Purchase Warrant dated May 24, 2017	8-K	10.2	5/26/17
10.17	Form of Additional Common Stock Purchase Warrant dated May 24, 2017	8-K	10.3	5/26/17

10.18	Form of Bonus Common Stock Purchase Warrant dated May 24, 2017		8-K	10.4	5/26/17
10.19	Form of Registration Right Agreement dated as of May 24, 2017		8-K	10.5	5/26/17
10.20	Form of Securities Purchase Agreement dated as of May 24, 2017		8-K	10.6	5/26/17
10.21	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.21(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.22	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17
10.22(a)	Amendment to Employment Agreement – Michal Handerhan	(2)	10-K	10.16(a)	3/23/20
10.23	Form of Series B Common Stock Purchase Warrant dated October 10, 2017		8-K	10.1	10/10/17
10.24	Form of Series C-1 Securities Purchase Agreement dated October 10, 2017		8-K	10.2	10/10/17
10.25	Form of Side Letter dated October 4, 2017		8-K	10.3	10/10/17
10.26	Amended Series A Common Stock Purchase Warrant dated May 24, 2017		8-K	10.3	12/7/17
10.27	Amended Additional Common Stock Purchase Warrant dated May 24, 2017		8-K	10.4	12/7/17
10.28	Amended Bonus Common Stock Purchase Warrant dated May 24, 2017		8-K	10.5	12/7/17
10.29	Amended Series B Common Stock Purchase Warrant dated October 10, 2017		8-K	10.6	12/7/17
10.30	Amended Amendment to Securities Agreement dated December 7, 2017		8-K	10.7	12/7/17
10.31	Form of Series C Common Stock Purchase Warrant dated October 11, 2018		10-K/A	10.31	10/12/18
10.32	Equity Line Purchase Agreement dated as of May 13, 2019		8-K	10.1	5/16/19
10.33	Registration Rights Agreement dated as of May 13, 2019		8-K	10.2	5/16/19
10.34	Note Exchange Agreement dated as of September 18, 2019		8-K	10.1	9/19/19
10.35	Side Letter dated as of November 7, 2019		8-K	10.1	11/7/19
10.36	Side Letter with Cavalry Fund I LP dated April 17, 2020		8-K	10.1	4/20/20
10.37	Side Letter with Cavalry Fund I LP dated December 16, 2020		8-K	10.1	12/16/20
10.38	Form of Series C Common Stock Purchase Warrant dated December 16, 2020		8-K	10.2	12/16/20
10.39	Form of Subscription Agreement –Series C-2 Convertible Preferred Stock		8-K	10.1	1/4/21
21.1	List of Subsidiaries	(1)
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

(1)	Filed herein

(2)	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2021.

BTCS INC.

Date:	January 26, 2021	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer and Chief	January 26, 2021
Charles W. Allen	Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors

/s/ Michal Handerhan	Director	January 26, 2021
Michal Handerhan

/s/ David Garrity	Director	January 26, 2021
David Garrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the matter

As discussed in Note 4 to the financial statements, the Company’s balance sheet includes digital currencies which are recorded at cost less impairment.  Significant judgment is exercised by the Company in determining the impairment for these digital assets because there is limited authoritative accounting guidance regarding accounting for digital assets.

How we addressed the matter in our audit

Our principal audit procedures related to the Company’s impairment of digital assets included the following:

We obtained an understanding of the Company’s accounting for digital assets. We evaluated how management calculated the impairment and assessed whether the methodology was consistent with industry practices. We also tested the observable assumptions used in the impairment calculation on a sample basis and the mathematical accuracy of the calculations. In addition, we also evaluated the reasonableness of the impairment.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.
Henderson, Nevada
January 26, 2021

New York | Washington, DC | California | Nevada

China | India | Greece

Member of ANTEA International with offices worldwide

BTCS Inc.

Balance Sheets

	December 31,	December 31,
	2020	2019

Assets:
Current assets:
Cash	$524,135	$143,098
Digital currencies	995,652	252,903
Prepaid expense	31,875	24,008
Total current assets	1,551,662	420,009

Other assets:
Property and equipment, net	230	1,344
Total other assets	230	1,344

Total Assets	$1,551,892	$421,353

Liabilities and Stockholders’ Equity (Deficit):
Accounts payable and accrued expense	$26,288	$28,324
Accrued compensation	350,376	416,935
Convertible notes payable, net	131,941	159,854
Total current liabilities	508,605	605,113

Stockholders’ equity (deficit):
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at December 31, 2020 and 2019; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 29,414 shares issued and outstanding at December 31, 2020 and 2019; Liquidation preference $0.001 per share	29	29
Common stock, 975,000,000 shares authorized at $0.001 par value, 42,011,617 and 19,831,521 shares issued and outstanding at December 31, 2020 and 2019, respectively	42,010	19,830
Additional paid in capital	120,541,135	116,780,174
Accumulated deficit	(119,539,887)	(116,983,793)
Total stockholders’ equity (deficit)	1,043,287	(183,760)

Total Liabilities and stockholders’ equity (deficit)	$1,551,892	$421,353

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Operations

	For the years ended
	December 31,
	2020	2019

Operating expenses:
General and administrative	$1,934,449	$1,422,394
Research and development	45,450	-
Marketing	6,350	9,989
Total operating expenses	1,986,249	1,432,383

Other expense:
Interest expense	(402,663)	(86,142)
Impairment loss on digital currencies	(165,331)	(121,117)
Realized loss on digital currencies transactions	(1,851)	(959)
Total other expenses	(569,845)	(208,218)

Net loss	$(2,556,094)	$(1,640,601)
Deemed dividend related to reduction of warrant strike price	-	(95,708)
Net loss attributable to common stockholders	$(2,556,094)	$(1,736,309)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	29,835,396	15,885,129

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statement of Stockholders’ (Deficit) Equity

For the years ended December 31, 2020 and 2019

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	29,414	$29	12,515,201	$12,515	$115,074,655	$(115,343,192)	$(255,993)
Common stock issued including equity commitment fee, net	-	-	4,642,108	4,642	1,157,358	-	1,162,000
Conversion of convertible notes and interest	-	-	1,931,788	1,931	216,040	-	217,971
Beneficial conversion features associated with convertible notes payable	-	-	-	-	104,493	-	104,493
Fractional shares adjusted for reverse split	-	-	16,860	17	(17)	-	-
Warrant exercise	-	-	725,564	725	227,645	-	228,370
Net loss	-	-	-	-	-	(1,640,601)	(1,640,601)
Balance December 31, 2019	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	15,231,633	15,232	1,838,808	-	1,854,040
Conversion of convertible notes and interest	-	-	6,948,463	6,948	739,808	-	746,756
Beneficial conversion features associated with convertible notes payable	-	-	-	-	1,182,345	-	1,182,345
Net loss	-	-	-	-	-	(2,556,094)	(2,556,094)
Balance December 31, 2020	29,414	$29	42,011,617	$42,010	$120,541,135	$(119,539,887)	$1,043,287

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Cash Flows

	For the years ended
	December 31,
	2020	2019

Net Cash flows used from operating activities:
Net loss	$(2,556,094)	$(1,640,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,114	1,359
Amortization on debt discount	354,432	64,345
Purchase of digital currencies	(908,079)	(374,979)
Realized loss on digital currencies transactions	-	959
Impairment loss on digital currencies	165,331	121,117
Interest expense		20,630
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,867)	(15,675)
Accounts payable and accrued expenses	44,719	11,423
Accrued compensation	(66,559)	312,033
Net cash used in operating activities	(2,973,003)	(1,499,389)

Net cash provided by financing activities:
Proceeds from exercise of warrants	-	228,370
Proceeds from short term loan	1,500,000	200,000
Net proceeds from issuance of common stock	1,854,040	1,162,000
Net cash provided by financing activities	3,354,040	1,590,370

Net increase in cash	381,037	90,981
Cash, beginning of year	143,098	52,117
Cash, end of year	$524,135	$143,098

Supplemental disclosure of non-cash financing and investing activities:
Conversion of convertible note and interest to common stock	$746,756	$150,000
Exchange of promissory note and accrued interest into convertible note		$217,973
Fractional shares adjusted for reverse split	$-	$17
Deemed dividend	$-	$95,708
Beneficial conversion features associated with convertible notes payable	$1,182,345	$54,493

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business and Recent Developments

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers could purchase merchandise using Digital Assets, including bitcoin and is currently focused on blockchain and digital currency ecosystems. In January 2015, the Company began a rebranding campaign using its BTCS.COM domain (shorthand for Blockchain Technology Consumer Solutions) to better reflect its broadened strategy. The Company released its new website which included broader information on its strategy. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our mining operation at our North Carolina facility due to capital constraints.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Our working capital needs are influenced by our level of operations, and generally decrease with higher levels of revenue. The Company used $2,973,003 of cash in its operating activities for the year ended December 31, 2020. The Company incurred $2,556,094 net loss for the year ended December 31, 2020. The Company had cash of $524,135 and working capital of $1,043,057 at December 31, 2020. The Company expects to incur losses into the foreseeable future as it undertakes its efforts to execute its business plans.

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

Note 4- Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of December 31, 2020 and 2019, the Company had approximately $524,000 and $143,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020 and 2019, the Company had $274,135 and $0 in excess of the FDIC insured limit, respectively.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

Internally Developed Software

Internally developed software consisting of the core technology of the Company’s digital asset data analytics platform which is being designed to allow user to aggregate and analyze data from Digital Asset exchanges. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

ASC 985-20, Software-Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. Some companies use a “tested working model” approach to establishing technological feasibility (i.e., beta version). Under this approach, software under development will pass the technological feasibility milestone when the Company has completed a version that contains essentially all the functionality and features of the final version and has tested the version to ensure that it works as expected.

ASC 350, Intangibles-Goodwill and Other, requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Use of Estimates

The accompanying financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of indefinite life intangible assets, stock-based compensation, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the indefinite life intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising expenses amounted to approximately $6,000 and $10,000 for the years ended December 31, 2020 and 2019, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2020 and 2019 because their effect was anti-dilutive:

	As of As of December 31,
	2020	2019
Warrants to purchase common stock	2,502,915	937,904
Series C-1 Convertible Preferred stock	196,093	196,093
Convertible notes	8,097,166	3,676,471
Total	10,796,174	4,810,468

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2020 and 2019. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

Convertible Instruments

The Company has evaluated the Series C-1 Convertible Preferred Stock (“Preferred Stock”) component of the Private Placement and determined it should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the Preferred Stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that the Preferred Stock is an “equity host,” the embedded conversion feature is not considered a derivative liability.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Note 5 - Note Payable

2019 Promissory Note

On November 7, 2019, the Company issued Cavalry Fund I LP (“Cavalry”) a $200,000 promissory note (the “2019 Promissory Note”). The 2019 Promissory Note is due on August 7, 2020 and is: (i) convertible at a 20% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.02 per share, (ii) shall bear interest at 12% per annum (payable at maturity) and in the event of default bears interest at a rate of 20%, (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2019 Promissory Note, and (iv) may be prepaid by the Company. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 2,173,913 shares of common stock at $0.09 per share, but the Company’s fair value of underlying common stock was $0.12 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $50,000 with a corresponding credit to additional paid-in capital.

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

During the year ended December 31, 2020, the Company recorded approximately $40,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note.

During the year ended December 31, 2020, the Company recorded interest expense of approximately $8,000. As of December 31, 2020, the principal balance of the 2019 Promissory Note was $0.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

2020 April Promissory Note

On April 17, 2020, the Company issued Cavalry a $500,000 promissory note (the “2020 April Promissory Note”) in consideration for $500,000. The 2020 April Promissory Note is (i) due on February 17, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.01 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 April Promissory Note. In addition, this note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 7,770,008 shares of common stock at $0.064 per share, but the Company’s fair value of underlying common stock was $0.099 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to this note of approximately $269,000 with a corresponding credit to additional paid-in capital.

From November 2 to December 3, 2020, the Company issued a total of 5,200,906 shares of the Company’s common stock for the conversion of the $500,000 of principal of 2020 April Promissory Note.

On December 16, 2020, the Company issued a total of 343,703 shares of the Company’s common stock for the conversion of accrued interest of $35,298 on the 2020 April Promissory Note.

During the year ended December 31, 2020, the Company recorded approximately $269,000 in interest expense related to amortization on debt discount related to the 2020 April Promissory Note.

During the year ended December 31, 2020, the Company recorded interest expense of approximately $35,000. As of December 31, 2020, the principal balance of the 2020 Promissory Note was $0.

2020 December Promissory Note

On December 16, 2020, the Company issued Cavalry a $1,000,000 promissory note (the “2020 December Promissory Note”) and a Series C warrant to purchase 2,000,0000 shares of the Company’s Common Stock (the “Warrant”) in consideration for $1,000,000. The 2020 December Promissory Note is (i) due on October 16, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.04 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 December Promissory Note.

The 2,000,000 Warrants are exercisable for cash only at $0.20 per share, over a two-year period, and does not contain anti-dilution or price protection.

During the year ended December 31, 2020, the Company recorded approximately $45,000 in interest expense related to amortization on debt discount related to the 2020 December Promissory Note. As of December 31, 2020, the remaining unamortized debt discount related to the 2020 December Promissory Note was approximately $868,000.

During the year ended December 31, 2020, the Company recorded interest expense of approximately $5,000. As of December 31, 2020, the principal balance of the 2020 December Promissory Note was $1,000,000.

Accounts Payable

During the year ended December 31, 2020, the Company recorded compensation payable, to Charles Allen, its CEO, and Michal Handerhan, its COO, of approximately $349,000 this relates to the achievement of performance milestones set forth in the 2019 Contingent Bonuses.

Note 6 - Stockholders’ Equity (Deficit)

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

Preferred Stock

We are authorized to issue 20,000,000 shares of $0.001 par value preferred stock in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by shareholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

Series C-1 Preferred Stock

We have 29,414 shares of outstanding Series C-1 Convertible Preferred Stock (the “Series C-1”) which converts into 196,093 shares of common stock. Each share of Series C-1 converts into approximately 6.667 shares of common stock. The Certificate of Designation contains what is commonly referred to as a blocker which limits the number of shares of common stock which the holder may “beneficially own” to 4.99% of the common stock issued and outstanding. Under Rule 13d-3 of the Exchange Act, in determining beneficial ownership the holder must consider shares of common stock that may be issued upon conversion or exercise of other securities within 60-days of the date of calculation and which are not subject to any limitation on conversion or exercise. The Series C-1 also contains a provision requiring the Company to treat all holders equally.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

2019 Activities

On April 18, 2019, the Company issued 16,860 shares of Common Stock in connection with the one-for 30 reverse split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock.

During 2019, the Company issued 4,642,108 shares of Common Stock (including 333,334 commitment shares and 68,532 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $1.16 million.

During 2019, the Company issued 725,564 shares of Common Stock for the cash exercise of Series A Warrants, Additional Warrants, and Bonus Warrants resulting in aggregate proceeds of $228,000 to the Company.

During 2019, the Company issued a total of 1,931,788 shares of the Company’s Common Stock for the conversion of approximately $200,000 of principal and $18,000 of interest on the Convertible Note.

Equity Line Purchase Agreement

On May 13, 2019, the Company entered into an equity line purchase agreement with Cavalry (the “Purchase Agreement”) pursuant to which Cavalry agreed to purchase from the Company, at Company’s sole discretion, up to $10,000,000 of common stock (subject to certain limitations) from time to time over a 36-month period. In consideration for entering into the $10 million Purchase Agreement, the Company issued to Cavalry 333,334 shares of common stock as a commitment fee and will issue up to 583,334 shares of common stock pro rata as Cavalry purchases additional shares.

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

As of December 31, 2019, the Company sold all 4,374,741 shares available for sale under the Registration Statement for total proceeds of $1,146,014, net of cost of $12,625. The Company also issued 333,334 commitment shares and 68,532 pro-rata commitment shares which were registered under the Registration Statement.

On September 5, 2019, the Company filed a second Registration Statement on Form S-1 seeking to register 6,454,000 shares. The second Registration Statement was declared effective by the SEC on December 20, 2019. As of December 31, 2019, the Company sold 267,367 shares available for sale under the second Registration Statement for total proceeds of $15,986.

2020 Activities

During the year ended December 31, 2020, the Company issued 6,186,633 shares of common stock (including 24,219 pro-rata commitment shares) under the second Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $415,000.

On June 22, 2020, the Company filed a third Registration Statement on Form S-1 seeking to register 9,045,000 shares. The third Registration Statement was declared effective by the SEC on June 26, 2020.

During the year ended December 31, 2020, Company issued 9,045,000 shares of common stock (including 84,303 pro-rata commitment shares) under the third Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $1,445,000 million.

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

From November 2 to December 3, 2020, the Company issued a total of 5,200,906 shares of the Company’s common stock for the conversion of the $500,000 of principal of 2020 April Promissory Note.

On December 16, 2020, the Company issued a total of 343,703 shares of the Company’s common stock for the conversion of accrued interest of $35,298 on the 2020 April Promissory Note.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2020 and 2019:

Number of Warrants
Outstanding as of December 31, 2018	1,955,274
Warrants exercise for cash	(725,564)
Expiration of warrant	(291,806)
Outstanding as of December 31, 2019	937,904
Issuance of Series C Warrants	2,000,000
Expiration of warrant	(434,989)
Outstanding as of December 31, 2020	2,502,915

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

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019, all other terms of the Allen Employment Agreement remained unchanged including the Annual Increase.   For the year ended December 31, 2020, Mr. Allen’s annual salary was $360,525.

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

On February 6, 2019 we amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019, all other terms of the Handerhan Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2020 Mr. Handerhan’s annual salary was $224,675.

On March 31, 2020, Charles Allen, the Company’s Chief Executive Officer and Chief Financial Officer, and Michal Handerhan, the Company’s Chief Operating Officer, agreed to defer 35% of their cash compensation during the second quarter 2020 (the “Period”) and refrain from making any payments during the Period on accrued and unpaid compensation owed prior to the Period. The Company subsequently paid the deferred compensation for the Period.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Termination/Severance Provisions

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

Bonuses

On December 14, 2017, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $75,000 and $35,000, respectively for 2017. The Company further agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $175,000 and $75,000 respectively (the “2017 Contingent Bonuses”) which will be deemed earned on the earlier of i) the closing of a merger approved by the Board, ii) the closing of one or many financings in 2018 totaling over $1.25 million in gross proceeds, or iii) the Company having cash and the fair market value of Digital Assets valued at over $1.5 million. Provided further that the 2017 Contingent Bonuses if deemed earned will only be payable if the Company has at least $1.25 million in cash and the fair market value of Digital Assets prior to paying the bonuses. The 2017 Contingent Bonuses are not conditioned upon the continued service of either Mr. Allen or Mr. Handerhan and do not expire. The conditions to earn the 2017 Contingent Bonuses have been achieved and the 2017 Contingent Bonuses have been paid.

On February 6, 2019, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, contingent cash bonuses of $256,025 and $150,000, respectively for 2018 (the “2018 Contingent Bonuses”) which will be deemed earned and payable upon the repayment and / or settlement of the $200,000 Promissory Note issued on December 18, 2018. On September 18, 2019, the Company exchanged the $200,000 Promissory Note and accrued interest of $17,973 for a $217,973 Convertible Promissory Note due on December 18, 2019 (the “New Note”). From September 18, 2019 through October 16, 2019 the Company issued 1,931,788 shares of the Company’s Common Stock for the conversion of all $217,973 principal on the New Note. The Company subsequently paid all the accrued interest expense of $905 on the New Note as such the conditions to earn the 2018 Contingent Bonuses have been achieved and the 2018 Contingent Bonuses have been paid.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

On January 19, 2020, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $15,000 and $10,000, respectively for 2019. The Company also agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $462,000 and $235,750 (collectively the “2019 Contingent Bonuses”). The Contingent Cash Bonuses will be earned and payable upon the achievement or satisfaction of any one of the following performance goals or criteria: 1) The Company either: i) consummates a merger with another company which would constitute a change of control, or ii) signs a letter of intent (an “LOI”), approved by the board, to merge with another company which would constitute a change of control, 2) the combined value of the Company’s cash and fair market value of Digital Assets (collectively the “Assets”) at any point in time are: i) greater than or equal to $1.25 million, then 25% of the Contingent Cash Bonuses will be deemed earned and payable, ii) greater than or equal to $1.75 million (excluding any portion of Contingent Cash Bonuses previously earned whether paid or accrued), then 25% of the Contingent Cash Bonuses will be deemed earned and payable, iii) greater than or equal to $2 million (excluding any portion of Contingent Cash Bonuses previously earned whether paid or accrued), then the remaining 50% of the Contingent Cash Bonuses will be deemed earned and payable, and 3) provided further if the Company and Mr. Allen or Mr. Handerhan agree to exchange their respective Contingent Cash Bonus or a portion thereof for equity securities (not debt) then the above performance criteria do not need to be achieved with respect to the portion of Contingent Cash Bonuses exchanged for equity. The Contingent Cash Bonuses are not conditioned upon the continued service of Mr. Allen or Mr. Handerhan and do not expire. The conditions to earn the 2019 Contingent Bonuses have been achieved and the 2019 Contingent Bonuses have been paid.

The amendments to the Employment Agreements, the 2017 Contingent Bonuses, the 2018 Contingent Bonuses, and the 2019 Contingent Bonuses were approved unanimously by the Board.

Note 8 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2020 and 2019.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are comprised of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net-operating loss carryforward (federal & state)	$2,166,158	$1,558,626
Other	-	-

Total Deferred Tax Assets	2,166,158	1,558,626
Valuation allowance	(2,166,158)	(1,558,626)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2020, the Company had net operating loss (“NOL”) carry forwards for federal and state tax purposes of approximately $9.23 million and $3.61 million respectively which begins to expire in 2034. The NOLs carryforward amounts identified in the table above are comprised of both the federal NOLs and state NOLs. The tax effected federal NOL is $1.94 million and the state NOL carryforward available is $0.228 million. The state NOL carryforward available to the Company is taken from the actual state tax returns filed in previous years. The only state whereby NOL carryforwards are available is Maryland as that is the only state that has losses apportioned to it based on state income tax rules. The other state in which the Company has filed and continues to file corporate income tax returns is Pennsylvania. Because Pennsylvania uses the single receipts factor to apportion taxable income (loss), since there are no receipts earned by the Company, the Pennsylvania state apportionment factor is zero and there are no Pennsylvania NOLs available to be carried forward.

The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in tax years beginning after December 31, 2017 and future years. Prior to the February 5, 2014 merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential change of ownerships might be completely worthless. Therefore, management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2020 and 2019. The valuation allowance increased by approximately $0.607 million as of December 31, 2020.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2020	2019
Statutory Federal Income Tax Rate	(21.0)%	(21.0)%
State Taxes, Net of Federal Tax Benefit	(6.3)%	(6.3)%
Federal tax rate change	0.0%	0.0
Other	27.3%	27.3
Change in Valuation Allowance	(0.0)%	(0.0)%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2020 and 2019.

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

On January 1, 2021, Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company subscribed for 1,100,000 shares of the Company’s to be designated Series C-2 Convertible Preferred Stock (the “Series C-2”), for a total of $1,100,000 at $1.00 per Share of Series C-2. Subsequently the Company received all funds and filed the Series C-2 Certificate of Designation with the State of Nevada. The material terms of the Series C-2 (as corrected) are summarized as follows:

Redemption and Stockholder Approval: Under the terms of the Series C-2, the Company shall call a special meeting of stockholders within 180 days of the initial issuance date seeking stockholder ratification of the issuance of the Series C-2. If the ratification of the issuance is not approved prior to the twelve-month anniversary of the initial issuance date (the “Vote Deadline”), the Series C-2 will be redeemed at a price equal to 107% of (i) the stated value per share, or $1.07 per share, plus (ii) all unpaid dividends thereon. If the Company has filed a proxy with the Securities and Exchange Commission prior to the Vote Deadline and is unable to conduct a vote prior to the Vote Deadline then the Vote Deadline will be extended until such time as the vote is conducted. The Series C-2 will not be entitled to vote on the ratification.

Conversion: Each share of Series C-2 is convertible into shares of the Company’s common stock, par value $0.001 per share, beginning on the two-year anniversary of the initial issuance date at a per-share conversion rate determined by dividing the stated value by $0.17, subject to anti-dilution adjustment provisions described below, if applicable. Further, the Series C-2 automatically converts into shares of common stock upon the earlier of: (i) the four-year anniversary of the initial issuance date, and (ii) the Company’s common stock being listed on a national securities exchange.

Ranking: The Series C-2 ranks senior to the Company’s common stock, and to all other classes and series of equity securities of the Company which by their terms do not rank pari passu or senior to the Series C-2. The Series C-2 is subordinate to and ranks junior to all indebtedness of the Company. The holders of the Series C-2 are entitled to receive dividends or distributions on each share of Series C-2 on an as converted basis.

Voting Rights: If the issuance of the Series C-2 is ratified by the stockholders of the Company, each share of Series C-2 shall vote on an as converted basis with the common stock or other equity securities of the Company on a two vote per one share of common stock basis. The common stock into which the Series C-2 is convertible shall, when issued, have all the same voting rights as other issued and outstanding common stock of the Company.

Anti-Dilution Adjustment: If at any time after the initial issuance date, the Company raises capital equal to or in excess of $5 million by issuing common stock or common stock equivalents, then the following amount will be added to the numerator of the per-share conversion formula: the product of: (i) 0.0000004, and (ii) the aggregate amount of all capital raised by the Company after the initial issuance date, subject to a $13 million cap.

On January 1, 2021, the Board of Directors of the Company approved grants of the following performance-based awards (“Awards”) under the Company’s 2021 Equity Incentive Plan: (i) 12 million stock options with an exercise price of $0.19 (the closing stock price on the last trade date immediately prior to the grant) and (ii) 2.75 million restricted stock units, to Messrs. Allen and Handerhan, directors and executive officers of the Company and Messrs Garrity a director of the Company. Of the Awards, Mr. Allen, was granted 7,500,000 stock options and 2,000,000 restricted stock units, Mr. Handerhan was granted 3,500,000 stock options and 500,000 restricted stock units, Mr. Garrity was granted 1,000,000 stock options and 250,000 restricted stock units. The vesting and exercisability of these Awards, which are subject to stockholder approval, are summarized as follows:

4.8 million options will vest on January 1, 2022 and the remaining options and the restricted stock units will vest based upon the following milestones:

●	1,800,000 options when the trailing 20-day average trading price is greater than or equal to $0.228
●	1,800,000 options when the trailing 20-day average trading price is greater than or equal to $0.274
●	1,800,000 options when the trailing 20-day average trading price is greater than or equal to $0.328
●	1,800,000 options when the trailing 20-day average trading price is greater than or equal to $0.394
●	2,750,000 restricted stock units when the Company lists its Common Stock on the Nasdaq or NYSE

The trading price shall be defined as the closing price on each such day.

The Company intends to seek stockholder approval for the vesting and exercisability of the foregoing equity incentive plan awards at the same special meeting to be held for the ratification of the Series C-2 issuance.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

On January 11, 2021, the Company issued RedChip Companies Inc. 400,000 shares of common stock in connection with an 18 month investor relations engagement.

On January 15, 2021, the Company issued Cavalry a $1,000,000 promissory note (the “2021 Promissory Note”) and a Series D warrant to purchase 2,000,0000 shares of the Company’s Common Stock (the “Series D Warrant”) in consideration for $1,000,000. The 2021 December Promissory Note is (i) due on November 15, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.75 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the Promissory Note. The 2,000,000 Series D Warrants are exercisable for cash only at $2.16 per share, over a two-year period, and do not contain anti-dilution or price protection.

On January 15, 2021, the Company issued 2,000,000 shares of the Company’s Common Stock to Cavalry upon the exercise of all their Series C warrants and payment of the exercise price of $400,000. Cavalry and the Company entered into an agreement whereby the Cavalry would exercise early for cash provided that the Company register the underlying shares of Common Stock within 30 days of exercise.

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

On January 21, 2021, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal, which was effective upon filing, eliminated from the Articles of Incorporation of the Company all matters set forth in the Company’s Certificate of Designation with respect to the Company’s Series A Preferred Stock that had been previously filed with the Secretary of State of the State of Nevada on December 9, 2016. No shares of the Series A Preferred Stock were issued or outstanding at the time of the filing of the Certificate of Withdrawal, and none will be issued.

On January 21, 2021, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal, which was effective upon filing, eliminated from the Articles of Incorporation of the Company all matters set forth in the Company’s Certificate of Designation with respect to the Company’s Series B Convertible Preferred Stock that had been previously filed with the Secretary of State of the State of Nevada on March 15, 2017. No shares of the Series B Convertible Preferred Stock were issued or outstanding at the time of the filing of the Certificate of Withdrawal, and none will be issued.

On January 6, 2021, the Company issued Series C-2 Preferred Stock to Messrs. David Garrity, a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. After further review, the Company determined that there was a scrivener’s error in Section 6 (Ant-Dilution Adjustment) of the Certificate of Designation. The formula was meant to be the product of (i) 0.0000004 (as opposed to the filed 0.000002), and (ii) the aggregate amount of all capital raised by the Company after the initial issuance date, subject to a $13 million cap. On January 21, 2021 the Company filed a Certificate of Correction in the state of Nevada to fix this error.

