Form 10-Q
period 2021-03-31
BTCS Inc.
filed 2021-05-13
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2021, there were 57,123,458 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including our liquidity and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2020 and our Prospectus filed with the SEC on February 16, 2021. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash	$3,367,249	$524,135
Digital assets/currencies	4,567,385	995,652
Prepaid expense	453,259	31,875
Total current assets	8,387,893	1,551,662

Other assets:
Property and equipment, net	18	230
Staked digital assets/currencies	7,735,390	-
Total other assets	7,735,408	230

Total Assets	$16,123,301	$1,551,892

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$68,555	$26,288
Accrued compensation	1,501	350,376
Convertible notes payable, net	694,037	131,941
Total current liabilities	764,093	508,605

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at March 31, 2021 and December 31, 2020; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 0 and 29,414 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; Liquidation preference $0.001 per share	-	29
Series C-2 Convertible Preferred stock: 1,100,000 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; Liquidation preference $0.001 per share	5,988,261	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 55,891,645 and 42,011,617 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	55,890	42,010
Additional paid in capital	135,637,119	120,541,135
Accumulated deficit	(126,322,062)	(119,539,887)
Total stockholders’ equity	15,359,208	1,043,287

Total Liabilities and stockholders’ equity	$16,123,301	$1,551,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Staking revenue	$72,524	$-
Total revenues	72,524

Cost of revenues
Staking expenses	14,996	-
Gross profit	57,528	-

Operating expenses:
General and administrative	$553,981	$124,228
Research and development	82,933	-
Compensation and related expenses	7,337,679	146,300
Marketing	1,421	2,690
Total operating expenses	7,976,014	273,218

Other (expenses) income:
Interest expense	(54,247)	(6,022)
Amortization on debt discount	(562,096)	(16,606)
Impairment loss on digital assets/currencies	(1,301,764)	(74,425)
Realized gains on digital asset/currency transactions	3,054,418	-
Total other income (expenses)	1,136,311	(97,053)

Net loss	$(6,782,175)	$(370,271)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(16,176)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(4,822,220)	-
Net loss attributable to common stockholders	$(11,620,571)	$(370,271)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	47,780,223	23,004,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended March 31, 2021

	Series C-1		Series C-2
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance December 31, 2020	29,414	$29	-	$-	42,011,617	$42,010	$120,541,135	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	1,718,144	1,718	2,012,541	-	2,014,259
Issuance of common stock and warrants for cash, net	-	-	-	-	9,500,000	9,500	8,855,500	-	8,865,000
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	196,094	196	(167)	-	-
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-		16,176	-	-	(16,176)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-		4,822,220	-	-	(4,822,220)	-	-
Warrant exercise	-	-	-	-	2,000,000	2,000	398,000	-	400,000
Stock-based compensation	-	-	-	-	465,790	466	7,539,094	-	7,539,560
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(6,782,175)	(6,782,175)
Balance March 31, 2021	-	$-	1,100,000	$5,988,261	55,891,645	$55,890	$135,637,119	$(126,322,062)	$15,359,208

For the Three Months Ended March 31, 2020

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	6,186,633	6,187	406,824		413,011
Net loss	-	-	-	-	-	(370,271)	(370,271)
Balance March 31, 2020	29,414	$29	26,018,154	$26,017	$117,186,998	$(117,354,064)	$(141,020)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net Cash flows used from operating activities:
Net loss	$(6,782,175)	$(370,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	212	339
Amortization on debt discount	562,096	16,606
Stock-based compensation	7,539,560	-
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	179,277
Staking revenue	(72,524)	-
Purchase of non-productive digital assets/currencies	(5,761,549)	-
Sale of non-productive digital assets/currencies	4,274,491	-
Realized gain on digital assets/currencies transactions	(3,054,418)	-
Impairment loss on digital assets/currencies	1,301,764	74,425
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(421,384)	15,740
Accounts payable and accrued expenses	42,267	(4,973)
Accrued compensation	(348,875)	(9,409)
Net cash used in operating activities	(2,541,258)	(277,543)

Net cash used in investing activities:
Purchase of productive digital assets/currencies for staking	(7,994,887)	-
Net cash used in investing activities	(7,994,887)	-

Net cash provided by financing activities:
Proceeds from exercise of warrants	400,000	-
Net proceeds from issuance of convertible notes	1,000,000	-
Net proceeds from issuance of common stock and warrants for cash	8,865,000	-
Net proceeds from issuance of common stock	2,014,259	413,011
Proceeds from issuance of Series C-2 convertible preferred stock	1,100,000	-
Net cash provided by financing activities	13,379,259	413,011

Net increase in cash	2,843,114	135,468
Cash, beginning of period	524,135	143,098
Cash, end of period	$3,367,249	$278,566

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$16,176	$-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$4,822,220	$-
Conversion of Series C-1 Preferred Stock	$196	$-
Beneficial conversion feature of Series C-2 convertible preferred stock	$129,412	$-
Beneficial conversion features associated with convertible notes payable	$1,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online ecommerce marketplace where consumers could purchase merchandise using digital assets, including bitcoin. The Company is currently focused on blockchain and digital currency ecosystems. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our mining operation at our North Carolina facility due to capital constraints. In January 2015, the Company began a rebranding campaign using its BTCS.com domain to better reflect its broadened strategy. The Company recently released its new website which included broader information on its strategy.

In the first quarter of 2021, the Company resumed its blockchain infrastructure operations (previously referred to as transaction verification services) with a focus on securing proof-of-stake blockchains and anticipates this will be a core focus going forward. Blockchain infrastructure operations can broadly be defined as earning a reward for securing a blockchain by processing and validating transactions on that blockchain. The Company is developing a proprietary staking-as-a-service platform that would enable clients to stake and delegate supported cryptocurrencies through a non-custodial platform.

The Company is also developing a proprietary digital asset data analytics platform aimed at enabling users to aggregate their portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes digital asset exchange APIs to read user data and does not allow for the trading of assets.

The Company employs a digital asset treasury strategy with a primary focus on disruptive non-security protocol layer assets such as bitcoin and ethereum. The Company receives digital assets from its blockchain infrastructure solutions business and acquires digital assets through open market purchases. The Company is not limiting its assets to a single type of digital asset and may hold a variety of digital assets. The Company will carefully review its purchases of digital securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws.

The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2020.

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations since inception using proceeds received from investments from third-party investors as well as from officers and directors of the Company.

During the first quarter of 2021, the Company received net proceeds of approximately $13.3 million from the issuance of a convertible note, issuances of common stock and warrants, and the issuance of Series C-2 convertible preferred stock. Therefore, the Company has adequate cash to fund its operations for at least the next twelve months.

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report.

Staking Revenue

The Company runs its own digital asset validating nodes and has entered into network-based smart contracts. Through these contracts, the Company provides cryptocurrency to stake a node for the purpose of processing and validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for validating transactions and staking the cryptocurrency, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and successfully processing, validating and/or adding a block to the blockchain.

The provision of processing and validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives, the fixed cryptocurrency awards, is noncash consideration, which the Company measures at fair value on the date received. The fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency on the date of receipt. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete and the awards are available for transfer. At that point, revenue is recognized.

Cost of revenue

The Company’s cost of revenue consists primarily of direct production costs related to the operations of processing and validating transactions on the network, rent and utilities for locations housing server nodes to the extent applicable, hosting costs if cloud-based servers are utilized and fees (including stock based fees) paid to 3rd parties to assist in the software maintenance and operations of its nodes.

Digital Assets Translations and Remeasurements

Digital assets are included in the balance sheets as either current assets or other assets if they are staked and locked up for over one year. Digital assets are recorded at cost less impairment.

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

Realized gain (loss) on sale of digital assets are included in other income (expense) in the statements of operations. We assign costs to transactions on a first-in, first-out basis.

The Company assesses impairment of digital assets quarterly if the fair value of digital assets is less than its cost basis. The Company recognizes impairment losses on digital assets caused by decreases in fair value using the lowest U.S. dollar spot price of the related digital asset as of each impairment date. Such impairment in the value of digital assets are recorded as a component of costs and expenses in our statements of operations.

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

Use of Estimates

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of intangible assets, stock-based compensation, the valuation of derivative liabilities, the valuation of convertible preferred stock and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, if any, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a one-year period.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Convertible Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. The Company evaluated the classification of its convertible preferred stock and determined that such instruments meet the criteria for equity classification.

The Company has also evaluated its convertible preferred stock in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date.

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

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2021 and 2020 because their effect was anti-dilutive:

	As of March 31,
	2021	2020
Warrants to purchase common stock	9,627,915	920,424
Series C-1 Convertible Preferred stock	-	196,093
Series C-2 Convertible Preferred stock	39,897,668	-
Convertible notes	1,493,652	4,032,258
Total	51,019,235	5,148,775

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 5 - Note Payable

2020 December Promissory Note

On December 16, 2020, the Company issued Cavalry Fund I LP (“Cavalry”) a $1,000,000 promissory note (the “2020 December Promissory Note”) in consideration for $1,000,000. The 2020 December Promissory Note is (i) due on October 16, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.04 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 December Promissory Note. In connection with issuance of the 2020 December Promissory Note, the Company issued a Series C warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.20, the Series C warrants were exercised for cash on January 15, 2021, resulting in proceeds of $400,000 to the Company.

During the three months ended March 31, 2021, the Company recorded interest expense of approximately $29,589 for the 2020 December Promissory Note. As of March 31, 2021, the principal balance of the 2020 December Promissory Note was $1 million and accrued interest on the note payable amounted to approximately $35,000.

During the three months ended March 31, 2021, the Company recorded approximately $315,000 amortization of debt discount related to the 2020 December Promissory Note.

2021 Promissory Note

On January 15, 2021, the Company issued Calvary the 2021 Promissory Note in consideration for $1,000,000. The 2021 Promissory Note is (i) due on November 15, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.75 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2021 Promissory Note.

In connection with issuance of the Note, the Company issued a Series D warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $2.16 per share (the “Warrant”). Detachable warrants issued in a bundled transaction with debt and equity offerings are accounted for on a separate basis. The allocation of the issuance proceeds to the base instrument and to the warrants depends on the accounting classification of the separate warrant as equity or liability. If the warrants are classified as equity, then the allocation is made based upon the relative fair values of the base instrument and the warrants following the guidance in ASC 470-20-25-2. In this case, the Warrant is equity-classified, with the fair value at issuance was approximately $3,580,000. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the 2021 Promissory Note of approximately $782,000 with a corresponding credit to additional paid-in capital.

In addition, the 2021 Promissory Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the 2021 Promissory Note was convertible into 705,716 shares of common stock at $1.41 per share, but the Company’s fair value of underlying common stock was $2.18 per share. As such, the Company recognized a beneficial conversion feature, resulting in an additional discount to the 2021 Promissory Note of approximately $218,000 with a corresponding credit to additional paid-in capital.

During the three months ended March 31, 2021, the Company recorded interest expense of approximately $24,658 for the 2021 Promissory Note. As of March 31, 2021, the principal balance of the 2021 Promissory Note was $1 million and accrued interest on the note payable amounted to approximately $25,000.

During the three months ended March 31, 2021, the Company recorded approximately $247,000 amortization of debt discount related to the 2021 Promissory Note.

Note 6 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders.

On January 1, 2021, members of the Company’s management subscribed for 1,100,000 shares of the Company’s to be designated Series C-2 Convertible Preferred Stock (the “Series C-2”), for a total of $1,100,000 at $1.00 per Share of Series C-2. The Company obtained an independent valuation of the Series C-2 and $179,277 of compensation expense was recognized, representing the difference between the fair value and the proceeds received.

The Series C-2 is not mandatorily redeemable and is not unconditionally redeemable. The Series C-2 is callable by the Company. The Certificate of Designation required that the Company, within 180 days of the Initial Issuance Date, call a special meeting of stockholders seeking shareholder ratification of the issuance of the Series C-2. If the ratification of the issuance was not approved prior to the twelve-month anniversary of the Initial Issuance Date (the “Vote Deadline”), the Series C-2 would be redeemed at a price equal to 107% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. Provided; further, if the Company had filed a proxy with the SEC prior to the Vote Deadline but was unable to conduct a vote prior to the Vote Deadline then the Vote Deadline shall be extended until such time as the vote is conducted. The Series C-2 holders were not entitled to vote on the ratification. The call provision would have been automatically triggered if the ratification of the issuance was not approved in a special meeting of stockholders prior to the twelve-month anniversary of the Initial Issuance Date. The Company held the meeting within the required period and the Series C-2 is no longer redeemable.

Based on the guidance in ASC 480-10-S99 (“ASR 268”), a redeemable equity instrument is not to be included in permanent equity. Rather, it should be reported between long-term debt and stockholders’ equity, without a subtotal that might imply it is a part of stockholders’ equity (i.e., “temporary equity” or “mezzanine capital”). ASR 268 specifies that redeemable stock is any type of equity security, including common or preferred stock, when it has any condition for redemption which is not solely within the control of the issuer without regard to probability.

The Series C-2 Certificate of Designation required the Company to redeem the Series C-2 if stockholder approval was not received by the Vote Deadline. Stockholder approval was not considered to be “solely within the Company’s control.” Stockholder approval occurred on March 31, 2021, at which time the Series C-2 was no longer callable by the Company. As such, the Series C-2 was initially classified in temporary equity under ASR 268 and was reclassified to permanent equity upon stockholder approval on March 31, 2021.

The holders of Series C-2 shall be entitled to receive dividends or distributions on each share of Series C-2 on an “as converted” into Common Stock when and if dividends are declared on the Common Stock by the Board of Directors. Dividends shall be paid in cash or property, as determined by the Board of Directors.

At any time or times on or after the two-year anniversary of the Initial Issuance Date, each Holder shall be entitled to convert any portion of the outstanding Series C-2 held by such Holder into validly issued, fully paid and non-assessable shares of Common at the Conversion Rate. The Conversion Amount is subject to adjustment for certain capitalization and Anti-Dilution Events. The Series C-2 will automatically be converted at the earlier of: (i) the four-year anniversary of the Initial Issuance Date, and (ii) simultaneous with the Corporation’s Common Stock being listed on a national securities exchange. The Conversion Rate is based upon the Conversion Price of $.17 which resulted in a beneficial conversion feature at the time of issuance. As such, the Company recognized a beneficial conversion amount of $129,412 as a reduction to the carrying amount of the convertible instrument. This discount will be amortized as a dividend over two years, the earliest conversion date.

The Conversion Amount may be adjusted due to certain Anti-Dilution Events. If at any time after the Initial Issuance Date, the Company raises capital equal to or in excess of $5 million by issuing Common Stock or Common Stock Equivalents then the Anti-Dilution Amount per share of Series C-2 shall be the product of: (i) 0.0000004, and (ii) the aggregate amount of all capital raised by the Corporation after the Initial Issuance Date (the “Capital Raised”). Provided; further, for the determination of the Anti-Dilution Amount, the amount of Capital Raised shall be limited to $13 million, regardless of how much capital the Corporation raises. In the event capital is raised simultaneous with a listing on a national securities exchange and the automatic conversion of the Series C-2 then such funds shall be included in the Capital Raised for the purpose of determining the Anti-Dilution Amount. As of March 31, 2021, $12,915,008 of Capital Raised triggered an adjustment to the Conversion Amount. The Company recognized the effect of the down-round protection when the capital raises occurred as the difference between: (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price, and (2) the financial instrument’s fair value (without the down round feature) using the reduced exercise price. The value of the effect of the down round feature of $4,822,220 was treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation. As of March 31, 2021, the Series C-2 was convertible into 39,897,669 shares of common stock.

Common Stock

Issuance of Shares Pursuant to Equity Line of Credit Purchase Agreement

On January 28, 2021, the Company filed a registration statement on Form S-1 seeking to register 4,000,000 shares (the “Registration Statement”). The Registration Statement was declared effective by the SEC on February 1, 2021.

During the three months ended March 31, 2021, the Company issued 1,718,144 shares of common stock (including 117,545 pro-rata commitment shares) under the Registration Statement pursuant to the equity line of credit purchase agreement with Cavalry (the “Equity Line”) resulting in aggregate net proceeds of $2,014,259 (net of $750 of transfer agent fees) and $2,015,008 in gross proceeds at a per share price of $1.173 (inclusive of the pro-rata commitment shares).

Issuance of Shares Pursuant to Registered Direct Offering

On March 4, 2021, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with institutional investors, pursuant to which the Company sold and issued, in a registered direct offering, 9,500,000 shares of the Company’s common stock, at a purchase price per share of $1.00 and immediately exercisable five-year warrants to purchase 7,125,000 shares of common stock at an exercise price of $1.15 per share (the “Warrants” and together with the common stock, the “Securities”). The gross proceeds from the offering was $9.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company, and the net proceeds were $8.9 million.

The Purchase Agreement contains representations, warranties, indemnification and other provisions customary for transactions of this nature. Pursuant to the Purchase Agreement, subject to limited exceptions, each of the Company and its officers and directors agreed not to, and not to publicly disclose the intention to, sell or otherwise dispose of, any shares of common stock or any securities convertible into, or exchangeable or exercisable for, common stock, for a period ending 60 days after the date of the prospectus supplement for this offering.

The Company also entered into a placement agent agreement (the “PA Agreement”) with A.G.P./Alliance Global Partners (“AGP”), pursuant to which AGP agreed to serve as the exclusive placement agent for the Company in connection with that offering. The Company paid AGP a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the offering (reduced to 3.5% for certain investors), and reimbursed the placement agent for its legal fees and other accountable expenses in the amount of $40,000.

Issuance of Shares Pursuant to Cash Exercise of Series C Warrants

On January 15, 2021, the Company issued 2,000,000 shares of the Company’s common stock to Cavalry upon the exercise of all their Series C warrants and payment of the exercise price of $400,000. Cavalry and the Company entered into an agreement whereby the Cavalry would exercise early for cash provided that the Company register the underlying shares of common stock within 30 days of exercise.

Issuance of Shares Due to Conversion of Series C-1 Preferred Stock

On March 30, 2021, the Company issued 196,094 shares of common stock upon the conversion of 29,414 shares of Series C-1 Convertible Preferred stock. After this conversion, there were no Series C-1 shares outstanding and the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal eliminated from the Articles of Incorporation of the Company all matters set forth in the Series C-1.

Issuance of Restricted Stock to Service Providers

During the three months ended March 31, 2021, the Company issued to RedChip Companies Inc. and Launchnodes LTD, two service providers of the Company, 400,000 and 65,790 shares of restricted common stock respectively, with a total fair value of $0.5 million.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021. The Company has reserved 20,000,000 shares of common stock for issuance pursuant to the 2021 Plan.

Options

On January 1, 2021, the Board of Directors of the Company approved the grant of 12 million stock options with an exercise price of $0.19 under the Company’s 2021 Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each optionee executed Stock Option Agreements evidencing the option grants. While stockholder approval (or ratification) of the grants was not required (under either the Stock Option Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those stock options. Of the stock options: (i) 4.8 million options will vest on January 1, 2022 and (ii) the remaining options vested (prior to March 31, 2021) based upon the Company’s stock price meeting certain milestones. The Company records compensation expense for stock options based on the estimated fair value of the options on the deemed grant date using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	0.0%	0.0%
Risk-free interest rate	0.0%	0.0%
Expected term	0.0 years	0.0 years

Expected Volatility: The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the option.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.

For awards vesting upon the achievement of a service condition, compensation cost measured on the grant date will be recognized on a straight-line basis over the vesting period. For awards vesting upon the achievement of the market conditions which were met at the date of grant, compensation cost measured on the date of grant was immediately recognized.

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	-	$-	$-	-
Employee options issued	12,000,000	0.19	10,080,000	5.0
Outstanding as of March 31, 2021	12,000,000	$0.19	$10,080,000	5.0
Options vested and exercisable	7,200,000	$0.19	$6,048,000	5.0

RSUs

On January 1, 2021, the Board of Directors of the Company approved 2.75 million restricted stock unit grants under the Company’s 2021 Equity Incentive Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each recipient executed a Restricted Stock Agreement evidencing the stock grants. While stockholder approval (or ratification) of the grants was not required (under either the Restricted Stock Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those restricted stock grants. The restricted stock units vest when the Company lists its Common Stock on a national securities exchange. As of March 31, 2021, the restricted stock units remained unvested. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the deemed grant date.  Because the listing on a national securities exchange is not deemed probable of occurring until the event occurs, compensation cost measured on the deemed grant date will not be recognized until the listing actually occurs.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the three months ended March 31, 2021 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	-	$-
Granted	2,750,000	2,832,500
Nonvested at March 31, 2021	2,750,000	$2,832,500

Stock Based Compensation

 Stock-based compensation expense for the three months ended March 31, 2021 was approximately $7.0 million, comprised of $59,000 for the issuance of restricted common stock to service providers not pursuant to the 2021 Plan and approximately $7.0 million in connection with options issued pursuant to the 2021 Plan. Unrecognized compensation expense for the Company’s was $5.2 million at March 31, 2021. $4.7 million of the unrecognized compensation expense is expected to be recognized on January 1, 2022, $0.3 million expected to be amortized through September 2022 and $0.1 million through February 2024. Share-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues.

Note 7 - Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the three months ended March 31, 2021, the Company made contributions to the 401(k) Plan of $39,000.

Note 8 - Subsequent Events

On April 1, 2021, the Company issued its legal counsel 48,544 fully-vested shares of the Company’s common stock for a $50,000 pre-payment of legal fees.

On April 1, 2021, the Company issued Kilwar LLC 13,637 fully-vested shares of the Company’s common stock in connection with an Information Technology Services Agreement related to the development of its data analytics platform.

On May 6, 2021, the Company issued 1,169,632 shares of common stock (including 46,667 pro-rata commitment shares) pursuant to the Equity Line with Cavalry resulting in aggregate proceeds of $800,000.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Prospectus filed with the SEC on February 16, 2021.

Overview

We are an early entrant in the digital asset market and one of the first U.S. publicly traded companies to focus on digital assets and blockchain technologies. Through our blockchain infrastructure operations we secure disruptive blockchains by actively processing and validating blockchain transactions and are rewarded with digital assets. We are also developing a digital asset data analytics platform which allows users to consolidate crypto trades from multiple exchanges on a single platform. Digital assets are core to our corporate treasury strategy with a primary focus on disruptive non-security protocol layer assets.

Blockchain Infrastructure

Blockchain infrastructure solutions can broadly be defined as earning a reward for securing a blockchain by processing and validating transactions on that blockchain. There are currently two main consensus mechanisms used to secure blockchains: i), proof-of-work (“PoW”), in which nodes dedicate computational resources, and ii) proof-of-stake (“PoS”), in which nodes dedicate financial resources. The intention behind both PoW and PoS is to make it practically infeasible for any single malicious actor to have enough computational power or ownership stake to successfully attack the blockchain.

With PoW, a miner does “work” using energy consuming computers and is rewarded for this “work” with digital assets. The miner, through nodes, is validating transactions on the blockchain, essentially converting electricity and computing power into a digital currency reward comprised of transaction fees and newly minted digital assets. Bitcoin is an example of this and is by far the largest and most secure PoW blockchain.

With PoS, miners actively operate nodes and validate transactions and are required to stake their holdings of a digital currency to participate in the consensus algorithm such that bad behavior can be penalized by “slashing” the miners holdings and/or rewards. PoS requires less energy/electricity to be consumed and can give cryptocurrency holders who actively operate nodes and validate transactions a reward in the base cryptocurrency, provided that they “stake” their holdings. Miners who break the rules or fail to do the required “work” are penalized by “slashing,” their rewards or staked digital assets thus bad behavior among miners is discouraged and the blockchain is maintained and secured. Cardano, Polkadot, and ethereum 2.0 are examples of PoS blockchains.

The Company actively operates 240 nodes on the ethereum beacon chain and plans to expand its PoS operations to secure other disruptive blockchain protocols. The Company is not currently securing PoW blockchains, such as bitcoin’s blockchain, but may in the future.

The Company is developing a proprietary staking-as-a-service platform to allow users to stake and delegate supported cryptocurrencies through a non-custodial platform.

Digital Asset Data Analytics Platform

We are also developing a proprietary digital asset data analytics platform aimed at enabling users to aggregate their portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes digital asset exchange APIs to read user data and does not allow for the trading of assets. As a result of the pandemic, we have experienced delays in the development of the platform, however, on April 1, 2021 we engaged an information technology service provider to assist with the further development and acceleration of the platform.

Digital Asset Treasury Strategy

The Company employs a digital asset treasury strategy with a primary focus on disruptive non-security protocol layer assets such as bitcoin and ethereum. The Company receives digital assets from its blockchain infrastructure solutions business and acquires digital assets through open market purchases. The Company is not limiting its assets to a single type of digital asset and may hold a variety of digital assets. The Company will carefully review its purchases of digital securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws.

The following tables reflect our digital assets held and their fair market values at period end:

Digital Assets Held at Period End

Asset	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1
BTC	14.9	20.6	20.6	54.3	63.6	66.9	90.0
QoQ Change		38%	0%	163%	17%	5%	34%
ETH	584.7	985.0	985.0	2,304.6	2,554.7	2,674.2	7,732.5 *
QoQ Change		68%	0%	134%	11%	5%	189%

Fair Market Value of Digital Assets at Period End

Asset	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1
BTC	$123,733	$148,406	$132,831	$496,027	$686,580	$1,962,572	$5,302,695
QoQ Change		20%	-10%	273%	38%	186%	170%
YoY Change						1,222%	3,892%
ETH	$105,175	$127,662	$131,582	$521,552	$919,748	$1,976,126	$14,833,709
QoQ Change		21%	3%	296%	76%	115%	651%
YoY Change						1,448%	11,173%
Total	$228,908	$276,068	$264,413	$1,017,579	$1,606,328	$3,938,698	$20,136,404
QoQ Change		21%	-4%	285%	58%	145%	411%
YoY Change						1,327%	7,516%

* 7,724.5 ETH is staked on ethereum’s 2.0 beacon chain and the remaining approximately 9 ETH is not staked.

As of May 11, 2021 the fair market value of our digital assets was $37.7 million.

The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Non-GAAP financial measure

In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance and the economic realities of our business specifically, but not limited to, the accounting for digital assets. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense (including stock-based compensation issued to service providers), which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude, depreciation and amortization, interest expense, stock-based compensation expense (including stock-based compensation issued to service providers), and impairment of intangible digital assets.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(6,782,175)	$(370,271)
Adjusted to exclude the following:
Depreciation and amortization	562,096	16,606
Interest expense	54,247	6,022
Stock-based compensation	7,281,477	-
Impairment of intangible digital assets	1,301,764	74,425
Adjusted EBITDA	2,417,409	(273,218)

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table reflects our operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Revenues
Staking revenue	$72,524	$-
Total revenues	72,524

Cost of revenues
Staking expenses	14,996	-
Gross profit	57,528	-

Operating expenses:
General and administrative	$553,981	$124,228
Research and development	82,933	-
Compensation and related expenses	7,337,679	146,300
Marketing	1,421	2,690
Total operating expenses	7,976,014	273,218

Other (expenses) income:
Interest expense	(54,247)	(6,022)
Amortization on debt discount	(562,096)	(16,606)
Impairment loss on digital assets/currencies	(1,301,764)	(74,425)
Realized gains on digital asset/currency transactions	3,054,418	-
Total other income (expenses)	1,136,311	(97,053)

Net loss	$(6,782,175)	$(370,271)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(16,176)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(4,822,220)	-
Net loss attributable to common stockholders	$(11,620,571)	$(370,271)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	47,780,223	23,004,360

Revenue

Revenue for the three months ended March 31, 2021 and 2020 were approximately $73,000 and $0, respectively. The increase is from our blockchain infrastructure solutions staking revenue.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 and 2020 were approximately $15,000 and $0, respectively. The increase is from our blockchain infrastructure staking operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendor.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were approximately $8.0 million and $0.3 million, respectively. The increase is primarily from stock compensation granted to employees and our non-employee director. The equity compensation was not valued based on the Company’s stock price of $0.19, the last closing date prior to the date of issuance of January 1, 2021 but instead, in accordance with GAAP, valued as of March 31, 2021 (the date the Company received stockholder ratification). On that date, the Company’s stock price was $1.03 which caused the significant corresponding stock compensation expense.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2021 and 2020 was approximately $1.1 million and $(0.1) million, respectively. The decrease in other expenses is primarily due to a $3.1 million realized gain on digital asset/currency transactions, partially offset by $1.3 million impairment loss on digital assets/currencies and $0.6 million amortization of debt discount and interest expense on our convertible notes.

Net loss

Net loss for the three months ended March 31, 2021 and 2020 was approximately $6.8 million and $0.4 million, respectively. The increase is primarily due to increase of operating expenses as discussed above.

Net loss attributable to common stockholders

We incurred approximately $32,000 and $0 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock, and $4.8 million and $0 of deemed dividends related to recognition of anti-dilution adjustment to conversion amount for Series C-2 convertible preferred stock for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $2.5 million, which was primarily driven by a $6.8 million net loss and $5.8 million purchase of non-productive digital currencies, $3.1 million realized gain on non-productive digital assets/currencies transaction, and partially offset by sale of non-productive digital assets/currencies of $4.3 million and impairment loss on digital currencies of $1.3 million and stock-based compensation of $7.5 million.

For the three months ended March 31, 2020, net cash used in operating activities was approximately $0.3 million, which was primarily driven by a $0.4 million net loss and partially offset by impairment loss on digital currencies of $74,000.

Net Cash from Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $8.0 million, which was from $8.0 million of purchase of productive digital assets/currencies for staking.

For the three months ended March 31, 2020, there were no investing activities.

Net Cash from Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was approximately $13.4 million, which was primarily driven by approximately $2.0 million aggregate proceeds from issuance of 1,718,144 shares of common stock under our Equity Line, $1.0 million proceeds from issuance of convertible notes, $8.9 million net proceeds from issuance of common stock and warrants for cash, $0.4 million from the cash exercise of Series C Warrants, and $1.1 million proceeds from issuance of Series C-2 convertible preferred stock.

For the three months ended March 31, 2020, net cash provided by financing activities was approximately $0.4 million, which was related to the issuance of 6,186,633 shares of common stock under the Equity Line with Cavalry.

Liquidity

As of May 11, 2021, the Company had $4.036 million of cash.

On March 31, 2021, we had current assets of $8.4 million, long term assets of $7.7 million, and current liabilities of $0.8 million, rendering working capital of $7.6 million.

During the first quarter of 2021, the Company received gross proceeds of approximately $13.0 million from the issuance of a convertible note, the issuance of common stock and warrants, and the issuance of Series C-2 convertible preferred stock. Therefore, the Company has adequate cash to fund its operations for at least the next twelve months.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management’s discussion and analysis, which could lead to overlooking items requiring disclosure.

Remediation Plan

We are actively seeking to hire a full time Chief Financial Officer and remediate each of the weaknesses in our disclosure controls and internal control over financial reporting.

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

May 13, 2021
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(f)	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock	8-K	1/22/21	3.1
3.1(g)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(h)	Certificate of Correction to Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(i)	Certificate of Withdrawal of Certificate of Designation for Series B Convertible Preferred Stock	8-K	1/22/21	3.2
3.1(j)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(k)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(l)	Certificate of Amendment to the Series C-1 Certificate of Designation	8-K	12/3/19	4.1
3.1(m)	Certificate of Withdrawal of Certificate of Designation for Series C-1 Preferred Stock	8-K	3/31/21	3.1
3.1(n)	Certificate of Designation for Series C-2 Convertible Preferred Stock	8-K	1/4/21	4.1
3.1(o)	Certificate of Correction to Series C-2 Convertible Preferred Stock	8-K	1/22/21	3.3
3.2	Bylaws	S-1	5/29/08	3.2
4.1	Convertible Note dated as of January 15, 2021	8-K	1/22/21	4.1
4.2	2021 Equity Incentive Plan				Filed
10.1	Form of Subscription Agreement – Series C-2 Convertible Preferred Stock	8-K	1/4/21	10.1
10.2	Series D Warrant dated January 15, 2021	8-K	1/22/21	10.1
10.3	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers and the Placement Agent+	8-K	3/4/21	10.1
10.4	Placement Agent Agreement dated March 2, 2021 by and between the Company and A.G.P./Alliance Global Partners	8-K	3/4/21	10.2
10.5	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers	8-K	3/4/21	10.3
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

