Form 10-Q
period 2021-06-30
BTCS Inc.
filed 2021-08-06
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2021, there were 57,123,458 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including our liquidity, our beliefs regarding our disclosure on the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash	$2,915,842	$524,135
Digital assets/currencies	2,649,607	995,652
Prepaid expense	598,212	31,875
Total current assets	6,163,661	1,551,662

Other assets:
Property and equipment, net	3,175	230
Staked digital assets/currencies	8,264,543	-
Total other assets	8,267,718	230

Total Assets	$14,431,379	$1,551,892

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$156,829	$26,288
Accrued compensation	3,687	350,376
Convertible notes payable, net	1,266,712	131,941
Total current liabilities	1,427,228	508,605

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series B Convertible Preferred stock: 0 shares issued and outstanding at June 30, 2021 and December 31, 2020; Liquidation preference $0.001 per share	-	-
Series C-1 Convertible Preferred stock: 0 and 29,414 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; Liquidation preference $0.001 per share	-	29
Series C-2 Convertible Preferred stock: 1,100,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; Liquidation preference $0.001 per share	6,203,101	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 57,123,458 and 42,011,617 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	57,122	42,010
Additional paid in capital	137,908,063	120,541,135
Accumulated deficit	(131,164,135)	(119,539,887)
Total stockholders’ equity	13,004,151	1,043,287

Total Liabilities and stockholders’ equity	$14,431,379	$1,551,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Staking revenue	$380,499	$-	$453,023	$-
Total revenues	380,499	-	453,023	-

Cost of revenues
Staking expenses	59,249	-	74,245	-
Gross profit	321,250	-	378,778	-

Operating expenses:
General and administrative	$312,967	$160,841	$866,948	$285,069
Research and development	245,336	-	328,269	-
Compensation and related expenses	1,703,771	95,095	9,041,450	241,395
Marketing	1,365	1,365	2,786	4,055
Total operating expenses	2,263,439	257,301	10,239,453	530,519

Other (expenses) income:
Interest expense	(59,835)	(102,792)	(114,082)	(108,814)
Amortization on debt discount	(572,675)	-	(1,134,771)	(16,606)
Impairment loss on digital assets/currencies	(2,267,374)	(58,527)	(3,569,138)	(132,952)
Realized gains (loss) on digital asset/currency transactions	-	(1,682)	3,054,418	(1,682)
Total other expenses	(2,899,884)	(163,001)	(1,763,573)	(260,054)

Net loss	$(4,842,073)	$(420,302)	$(11,624,248)	$(790,573)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(16,177)	-	(32,353)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(198,663)	-	(5,020,883)	-
Net loss attributable to common stockholders	$(5,056,913)	$(420,302)	$(16,677,484)	$(790,573)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.02)	$(0.32)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	56,673,599	27,151,776	52,251,479	25,078,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended June 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2021	-	$-	1,100,000	$5,988,261	55,891,645	$55,890	$135,637,119	$(126,322,062)	$15,359,208
Common stock issued including equity commitment fee, net	-	-	-	-	1,169,632	1,170	$798,830.00	-	800,000
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	16,177	-	-	(16,177)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	-	198,663	-	-	(198,663)	-	-
Stock-based compensation	-	-	-		62,181	62	1,686,954	-	1,687,016
Net loss	-	-	-	-	-	-	-	(4,842,073)	(4,842,073)
Balance June 30, 2021	-	$-	1,100,000	$6,203,101	57,123,458	$57,122	$137,908,063	$(131,164,135)	$13,004,151

For the Three Months Ended June 30, 2020

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2020	29,414	$29	26,018,154	$26,017	$117,186,998	$(117,354,064)	$(141,020)
Common stock issued including equity commitment fee, net	-	-	769,369	769	142,433	-	143,202
Conversion of convertible notes	-	-	1,403,854	1,403	210,054	-	211,457
Beneficial conversion features associated with convertible notes payable			-	-	269,231		269,231
Net loss	-	-	-	-	-	(420,302)	(420,302)
Balance June 30, 2020	29,414	$29	28,191,377	$28,189	$117,808,716	$(117,774,366)	$62,568

For the Six Months Ended June 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	29,414	$29	-	$-	42,011,617	$42,010	$120,541,135	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	2,887,776	2,888	2,811,245	-	2,814,133
Issuance of common stock and warrants for cash, net	-	-	-	-	9,500,000	9,500	8,855,500	-	8,865,000
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	196,094	196	(167)	-	-
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-		32,353	-	-	(32,353)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-		5,020,883	-	-	(5,020,883)	-	-
Warrant exercise	-	-	-	-	2,000,000	2,000	398,000	-	400,000
Stock-based compensation	-	-	-	-	527,971	528	9,226,174	-	9,226,702
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(11,624,248)	(11,624,248)
Balance June 30, 2021	-	$-	1,100,000	$6,203,101	57,123,458	$57,122	$137,908,063	$(131,164,135)	$13,004,151

For the Six Months Ended June 30, 2020

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	29,414	$29	19,831,521	$19,830	$116,780,174	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	6,956,002	6,956	549,257	-	556,213
Conversion of convertible notes	-	-	1,403,854	1,403	210,054	-	211,457
Beneficial conversion features associated with convertible notes payable	-	-	-	-	269,231	-	269,231
Net loss	-	-	-	-	-	(790,573)	(790,573)
Balance June 30, 2020	29,414	$29	28,191,377	$28,189	$117,808,716	$(117,774,366)	$62,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Net Cash flows used from operating activities:
Net loss	$(11,624,248)	$(790,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	299	678
Amortization on debt discount	1,134,771	105,254
Stock-based compensation	9,226,702	-
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	179,277
Staking revenue	(453,023)	-
Purchase of non-productive digital assets/currencies	(5,761,549)	(608,355)
Sale of non-productive digital assets/currencies	4,274,491	-
Realized gain on digital assets/currencies transactions	(3,054,418)	-
Impairment loss on digital assets/currencies	3,569,138	132,952
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(566,337)	(25,941)
Accounts payable and accrued expenses	130,541	3,666
Accrued compensation	(346,689)	66,796
Net cash used in operating activities	(3,291,045)	(1,115,523)

Net cash used in investing activities:
Purchase of productive digital assets/currencies for staking	(8,493,136)	-
Purchase of property and equipment	(3,245)	-
Net cash used in investing activities	(8,496,381)	-

Net cash provided by financing activities:
Proceeds from short term loan	-	500,000
Proceeds from exercise of warrants	400,000	-
Net proceeds from issuance of convertible notes	1,000,000	-
Net proceeds from issuance of common stock and warrants for cash	8,865,000	-
Net proceeds from issuance of common stock	2,814,133	556,213
Proceeds from issuance of Series C-2 convertible preferred stock	1,100,000	-
Net cash provided by financing activities	14,179,133	1,056,213

Net increase (decrease) in cash	2,391,707	(59,310)
Cash, beginning of period	524,135	143,098
Cash, end of period	$2,915,842	$83,788

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$32,353	$-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$5,020,883	$-
Conversion of Series C-1 Preferred Stock	$196	$-
Beneficial conversion feature of Series C-2 convertible preferred stock	$129,412	$-
Beneficial conversion features associated with convertible notes payable	$1,000,000	$269,231
Conversion of convertible note to common stock	$-	$211,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online e-commerce marketplace where consumers could purchase merchandise using digital assets, including Bitcoin. The Company is currently focused on blockchain and digital currency ecosystems. In late 2014 we shifted our focus towards our transaction verification service business, also known as bitcoin mining, though in mid-2016 we ceased our mining operation at our North Carolina facility due to capital constraints. In January 2015, the Company began a rebranding campaign using its BTCS.com domain to better reflect its broadened strategy. The Company recently released its new website which included broader information on its strategy.

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

During the six months ended June 30, 2021, the Company received net proceeds of approximately $14.2 million from the issuance of a convertible note, common stock, warrants, and Series C-2 convertible preferred stock. As such, the Company has adequate cash to fund operations for at least the next twelve months.

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report.

Staking Revenue

The Company runs its own digital asset validating nodes and has entered into network-based smart contracts. Through these contracts, the Company provides cryptocurrency to stake a node for the purpose of processing and validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is cancelled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for validating transactions and staking the cryptocurrency, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and successfully processing, validating and/or adding a block to the blockchain.

The provision of processing and validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives, the fixed cryptocurrency awards, is non-cash consideration, which the Company measures at fair value on the date received. The fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency on the date of receipt. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

Cost of revenue

The Company’s cost of revenue consists primarily of direct production costs related to the operations of processing and validating transactions on the network, rent and utilities for locations housing server nodes to the extent applicable, hosting costs if cloud-based servers are utilized and fees (including stock-based fees) paid to 3rd parties to assist in the software maintenance and operations of its nodes.

Digital Assets Translations and Impairments

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

ASC 350, Intangibles-Goodwill and Other, requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment, and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2021 and 2020 because their effect was anti-dilutive:

	As of June 30,
	2021	2020
Warrants to purchase common stock	9,627,915	502,915
Series C-1 Convertible Preferred stock	-	196,093
Series C-2 Convertible Preferred stock	40,117,648	-
Convertible notes	2,392,631	4,048,583
Total	52,138,194	4,747,591

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

During the six months ended June 30, 2021, the Company recorded interest expense of approximately $60,000 for the 2020 December Promissory Note. As of June 30, 2021, the principal balance of the 2020 December Promissory Note was $1 million and accrued interest on the note payable amounted to approximately $64,000.

During the six months ended June 30, 2021, the Company recorded approximately $589,000 amortization of debt discount related to the 2020 December Promissory Note.

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

During the six months ended June 30, 2021, the Company recorded interest expense of approximately $55,000 for the 2021 Promissory Note. As of June 30, 2021, the principal balance of the 2021 Promissory Note was $1 million and accrued interest on the note payable amounted to approximately $55,000.

During the six months ended June 30, 2021, the Company recorded approximately $546,000 amortization of debt discount related to the 2021 Promissory Note.

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

The Series C-2 is not mandatorily redeemable and is not unconditionally redeemable. The Series C-2 is callable by the Company. The Certificate of Designation required that the Company, within 180 days of the Initial Issuance Date, call a special meeting of stockholders seeking shareholder ratification of the issuance of the Series C-2. If the ratification of the issuance was not approved prior to the twelve-month anniversary of the Initial Issuance Date (the “Vote Deadline”), the Series C-2 would be redeemed at a price equal to 107% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. Provided; further, if the Company had filed a proxy with the SEC prior to the Vote Deadline but was unable to conduct a vote prior to the Vote Deadline then the Vote Deadline would have been extended until such time as the vote is conducted. The Series C-2 holders were not entitled to vote on the ratification. The call provision would have been automatically triggered if the ratification of the issuance was not approved in a special meeting of stockholders prior to the twelve-month anniversary of the Initial Issuance Date. The Company held the meeting within the required period and the Series C-2 is no longer redeemable.

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

The holders of Series C-2 shall be entitled to receive dividends or distributions on each share of Series C-2 on an “as-converted basis” into Common Stock when and if dividends are declared on the Common Stock by the Board of Directors. Dividends shall be paid in cash or property, as determined by the Board of Directors.

At any time or times on or after the two-year anniversary of the Initial Issuance Date, each Holder shall be entitled to convert any portion of the outstanding Series C-2 held by such Holder into validly issued, fully-paid and non-assessable shares of Common at the Conversion Rate. The Conversion Amount is subject to adjustment for certain capitalization and Anti-Dilution Events. The Series C-2 will automatically be converted at the earlier of: (i) the four-year anniversary of the Initial Issuance Date, and (ii) simultaneously with the Company’s Common Stock being listed on a national securities exchange. The Conversion Rate is based upon the Conversion Price of $0.17 which resulted in a beneficial conversion feature at the time of issuance. As such, the Company recognized a beneficial conversion amount of $129,412 as a reduction to the carrying amount of the convertible instrument. This discount will be amortized as a dividend over two years, the earliest conversion date.

The Conversion Amount may be adjusted due to certain Anti-Dilution Events. If at any time after the Initial Issuance Date, the Company raises capital equal to or in excess of $5 million by issuing Common Stock or Common Stock Equivalents then the Anti-Dilution Amount per share of Series C-2 shall be the product of: (i) 0.0000004, and (ii) the aggregate amount of all capital raised by the Company after the Initial Issuance Date (the “Capital Raised”). Provided; further, for the determination of the Anti-Dilution Amount, the amount of Capital Raised shall be limited to $13 million, regardless of how much capital the Company raises. In the event capital is raised simultaneous with a listing on a national securities exchange and the automatic conversion of the Series C-2 then such funds shall be included in the Capital Raised for the purpose of determining the Anti-Dilution Amount. As of June 30, 2021, $13,715,008 of Capital Raised triggered an adjustment to the Conversion Amount. The Company recognized the effect of the down-round protection when the capital raises occurred as the difference between: (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price, and (2) the financial instrument’s fair value (without the down round feature) using the reduced exercise price. The value of the effect of the down round feature of $5,020,883 was treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation. As of June 30, 2021, the Series C-2 was convertible into 40,117,648 shares of common stock.

Common Stock

Issuance of Shares Pursuant to Equity Line of Credit Purchase Agreement

On January 28, 2021, the Company filed a registration statement on Form S-1 seeking to register 4,000,000 shares (the “Registration Statement”). The Registration Statement was declared effective by the SEC on February 1, 2021.

During the six months ended June 30, 2021, the Company issued 2,887,776 shares of common stock (inclusive of 164,212 pro-rata commitment shares) under the Registration Statement pursuant to the equity line of credit purchase agreement with Cavalry (the “Equity Line”) resulting in aggregate net proceeds of $2,814,133 (net of $875 in transfer agent fees) and $2,815,008 in gross proceeds at a per share price of approximately $0.975 (inclusive of the pro-rata commitment shares).

Issuance of Shares Pursuant to Registered Direct Offering

On March 4, 2021, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with institutional investors, pursuant to which the Company sold and issued, in a registered direct offering, 9,500,000 shares of the Company’s common stock, at a purchase price per share of $1.00 and immediately exercisable five-year warrants to purchase 7,125,000 shares of common stock at an exercise price of $1.15 per share (the “Warrants” and together with the common stock, the “Securities”). Gross proceeds from the offering was $9.5 million. Net proceeds were $8.9 million after deducting placement agent fees and other offering expenses paid for by the Company.

The Purchase Agreement contains representations, warranties, indemnifications and other provisions customary for transactions of this nature. Pursuant to the Purchase Agreement, subject to limited exceptions, each of the Company and its officers and directors agreed not to, and not to publicly disclose the intention to, sell or otherwise dispose of, any shares of common stock or any securities convertible into, or exchangeable or exercisable for, common stock, for a period ending 60 days after the date of the prospectus supplement for this offering.

The Company also entered into a placement agent agreement (the “PA Agreement”) with A.G.P./Alliance Global Partners (“AGP”), pursuant to which AGP agreed to serve as the exclusive placement agent for the Company in connection with that offering. The Company paid AGP a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the offering (reduced to 3.5% for certain investors) and reimbursed the placement agent for its legal fees and other accountable expenses in the amount of $40,000.

Issuance of Shares Pursuant to Cash Exercise of Series C Warrants

On January 15, 2021, the Company issued 2,000,000 shares of the Company’s common stock to Cavalry upon the exercise of all their Series C warrants and payment of the exercise price of $400,000. Cavalry and the Company entered into an agreement whereby Cavalry would exercise early for cash provided that the Company register the underlying shares of common stock within 30 days of exercise.

Issuance of Shares Due to Conversion of Series C-1 Preferred Stock

On March 30, 2021, the Company issued 196,094 shares of common stock upon the conversion of 29,414 shares of Series C-1 Convertible Preferred stock. After this conversion, there were no Series C-1 shares outstanding so the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal eliminated from the Articles of Incorporation of the Company all matters set forth in the Series C-1.

Issuance of Restricted Stock to Service Providers

During the six months ended June 30, 2021, the Company issued to four service providers of the Company a total of 527,971 shares of restricted common stock, representing a total fair value of $0.6 million.

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

On April 1, 2021, the Company granted 350,000 stock options with an exercise price of $1.03 to Charles B. Lee and Carol Van Cleef, directors of the Company. Of the stock options: (i) 140,000 options will vest on April 1, 2022 and (ii) the remaining 210,000 options vest based upon the Company’s stock price meeting certain milestones.

The Company records compensation expense for the 140,000 options granted on April 1, 2021 based on the estimated fair value of the options on the deemed grant date using the Black-Scholes formula, utilizing assumptions laid out in the table below. The Company uses historical data to determine exercise behavior, volatility and forfeiture rate of the options. For the 210,000 options granted on April 1, 2021 that vest based upon the Company’s stock price meeting certain milestones, the Company records compensation expense based on the estimated fair value of the options using a Monte-Carlo simulation.

The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended 2021 and 2020 for both the Black-Scholes formula and the Monte-Carlo simulation:

	For the six months ended June 30,
	2021	2020
Exercise price	$0.21	-
Term (years)	2.50-3.30	-
Expected stock price volatility	185.9%	-
Risk-free rate of interest	0.34%	-

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

For awards vesting upon the achievement of a service condition, compensation cost measured on the grant date will be recognized on a straight-line basis over the vesting period. For awards vesting upon the achievement of the market conditions which were met at the date of grant, compensation cost measured on the date of grant was immediately recognized. For awards vesting upon the achievement of the market conditions which were not met at the date of grant, compensation cost measured on the grant date will be recognized on a straight-line basis over the vesting period based on estimation using a Monte-Carlo simulation.

A summary of options activity under the Company’s stock option plan for six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	-	$-	$-	-
Employee options granted	12,350,000	0.21	5,436,000	4.8
Outstanding as of June 30, 2021	12,350,000	$0.21	$5,436,000	4.8
Options vested and exercisable	7,200,000	$0.19	$3,261,600	4.8

RSUs

On January 1, 2021, the Board of Directors of the Company approved 2.75 million restricted stock unit grants under the Company’s 2021 Equity Incentive Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each recipient executed a Restricted Stock Agreement evidencing the stock grants. While stockholder approval (or ratification) of the grants was not required (under either the Restricted Stock Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those restricted stock grants. The restricted stock units vest when the Company lists its Common Stock on a national securities exchange. As of June 30, 2021, the restricted stock units remained unvested. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the deemed grant date. Because the listing on a national securities exchange is not deemed probable of occurring until the event occurs, compensation cost measured on the deemed grant date will not be recognized until the listing actually occurs.

On April 1, 2021, the Company granted a total of 150,000 restricted stock units to Charles B. Lee and Carol Van Cleef, directors of the Company. The restricted stock units vest when the Company lists its Common Stock on a national securities exchange. As of June 30, 2021, the restricted stock units remained unvested. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the deemed grant date. Because the listing on a national securities exchange is not deemed probable of occurring until the event occurs, compensation cost measured on the deemed grant date will not be recognized until the listing actually occurs.

On June 28, 2021, the Company granted 507,813 restricted stock units to Andrew Lee, the Company’s Chief Financial Officer. The restricted stock units will vest over a five-year period as follows: 20% of the 507,813 restricted stock units will vest on the one-year anniversary of the grant date, and the remaining 80% will vest monthly over the following four years with vesting occurring on the last day of each respective month. The grant date fair value of restricted stock units was approximately $0.3 million.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the six months ended June 30, 2021 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Non-vested at December 31, 2020	-	$-
Granted	3,407,813	0.97
Non-vested at June 30, 2021	3,407,813	$0.97

Stock-based Compensation

Stock-based compensation expense for the three months ended June 30, 2021 was approximately $8.8 million, comprised of $136,000 for the issuance of restricted common stock to service providers not pursuant to the 2021 Plan and approximately $8.6 million in connection with options issued pursuant to the 2021 Plan. Unrecognized compensation expense for the Company was $3.7 million on June 30, 2021. Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues.

Note 7 - Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the six months ended June 30, 2021, the Company made contributions to the 401(k) Plan of $39,000.

Note 8 - Subsequent Events

None

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Prospectus filed with the SEC on February 16, 2021.

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

In the case of PoW, a miner does “work” using energy consuming computers and is rewarded for this “work” with digital assets. The miner, through nodes, is validating transactions on the blockchain, essentially converting electricity and computing power into a digital currency reward comprised of transaction fees and newly-minted digital assets. Bitcoin is an example of this and is by far the largest and most secure PoW blockchain.

With regards to PoS, miners actively operate nodes and validate transactions and are required to stake their holdings of a digital currency to participate in the consensus algorithm such that bad behavior can be penalized by “slashing” the miners holdings and/or rewards. PoS requires less energy/electricity to be consumed and can give cryptocurrency holders who actively operate nodes and validate transactions a reward in the native cryptocurrency, provided that they “stake” their holdings. Miners who break the rules or fail to do the required “work” can be penalized by “slashing” their rewards or staked digital assets; thus, ill-intentioned behavior among miners is discouraged, allowing for the blockchain to be properly maintained and secured. PoS blockchains employ an environmentally-friendly technology used to process and validate digital asset transactions. Ethereum 2.0, Polkadot and Cardano are examples of PoS blockchains.

The Company actively operates 240 nodes on the Ethereum Beacon Chain, and has deployed its own Cardano pool. The Company plans to expand its PoS operations to secure other disruptive blockchain protocols. The Company is not currently securing PoW blockchains, such as Bitcoin’s blockchain, but may in the future.

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

The following tables reflect our digital assets held and their fair market values at period end:

Digital Assets Held at Period End

Asset	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2
Bitcoin (BTC)	14.9	20.6	20.6	54.3	63.6	66.9	90.0	90.0
QoQ Change		38%	0%	163%	17%	5%	34%	0%
Ethereum (ETH)	584.7	985.0	985.0	2,304.6	2,554.7	2,674.2	7,732.5	7,878.6 *
QoQ Change		68%	0%	134%	11%	5%	189%	2%
Cardano (ADA)								257,757.4
QoQ Change								NA
Kusama (KSM)								123.4
QoQ Change								NA
Tezos (XTZ)								14,965.6
QoQ Change								NA

Fair Market Value of Digital Assets at Period End

Asset	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2
Bitcoin (BTC)	$123,733	$148,406	$132,831	$496,027	$686,580	$1,962,572	$5,302,695	$3,153,675
QoQ Change		20%	-10%	273%	38%	186%	170%	-41%
YoY Change						1,222%	3,892%	536%
Ethereum (ETH)	$105,175	$127,662	$131,582	$521,552	$919,748	$1,976,126	$14,833,709	$17,920,148
QoQ Change		21%	3%	296%	76%	115%	651%	21%
YoY Change						1,448%	11,173%	3,336%
Cardano (ADA)								$356,600
QoQ Change								NA
YoY Change								NA
Kusama (KSM)								$26,501
QoQ Change								NA
YoY Change								NA
Tezos (XTZ)								$45,495
QoQ Change								NA
YoY Change								NA
Total	$228,908	$276,068	$264,413	$1,017,579	$1,606,328	$3,938,698	$20,136,404	$21,502,419
QoQ Change		21%	-4%	285%	58%	145%	411%	7%
YoY Change						1,327%	7,516%	2,013%

* Approximately 9 ETH is not staked on Ethereum 2.0’s Beacon Chain.

As of August 5, 2021 the fair market value of our digital assets was $26.5 million.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Six Months Ended June 30,
	2021	2020

Net income (loss)	$(11,624,248)	$(790,573)
Adjusted to exclude the following:
Depreciation and amortization	1,134,771	-
Interest expense	114,082	125,420
Stock-based compensation	9,003,786	-
Impairment of intangible digital assets	3,569,138	132,952
Adjusted EBITDA	2,197,528	(532,201)

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table reflects our operating results for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020

Revenues
Staking revenue	$380,499	$-
Total revenues	380,499	-

Cost of revenues
Staking expenses	59,249	-
Gross profit	321,250	-

Operating expenses:
General and administrative	$312,967	$160,841
Research and development	245,336	-
Compensation and related expenses	1,703,771	95,095
Marketing	1,365	1,365
Total operating expenses	2,263,439	257,301

Other (expenses) income:
Interest expense	(59,835)	(102,792)
Amortization on debt discount	(572,675)	-
Impairment loss on digital assets/currencies	(2,267,374)	(58,527)
Realized gains (loss) on digital asset/currency transactions	-	(1,682)
Total other expenses	(2,899,884)	(163,001)

Net loss	$(4,842,073)	$(420,302)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(16,177)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(198,663)	-
Net loss attributable to common stockholders	$(5,056,913)	$(420,302)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	56,673,599	27,151,776

Revenue

Revenue for the three months ended June 30, 2021 and 2020 were approximately $0.4 million and $0, respectively. The increase is from our blockchain infrastructure solutions staking revenue.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 and 2020 were approximately $59,000 and $0, respectively. The increase is from our blockchain infrastructure staking operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendor.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020 were approximately $2.3 million and $0.3 million, respectively. The increase is primarily due to the issuance of 12 million options, rendering $1.6 million in stock-based compensation expense during the three months ended June 30, 2021.

Other Expenses

Other expenses for the three months ended June 30, 2021 and 2020 was approximately $2.9 million and $0.2 million, respectively. The increase in other expenses is primarily due to a $2.3 million impairment loss on digital assets/currencies and $0.6 million amortization of debt discount and interest expense on our convertible notes.

Net loss

Net loss for the three months ended June 30, 2021 and 2020 was approximately $4.8 million and $0.4 million, respectively. The increase is primarily due to an increase of operating expenses, as discussed above.

Net loss attributable to common stockholders

We incurred approximately $16,000 and $0 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock, and $0.2 million and $0 of deemed dividends related to recognition of anti-dilution adjustment to conversion amount for Series C-2 convertible preferred stock for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table reflects our operating results for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

Revenues
Staking revenue	$453,023	$-
Total revenues	453,023	-

Cost of revenues
Staking expenses	74,245	-
Gross profit	378,778	-

Operating expenses:
General and administrative	$866,948	$285,069
Research and development	328,269	-
Compensation and related expenses	9,041,450	241,395
Marketing	2,786	4,055
Total operating expenses	10,239,453	530,519

Other (expenses) income:
Interest expense	(114,082)	(108,814)
Amortization on debt discount	(1,134,771)	(16,606)
Impairment loss on digital assets/currencies	(3,569,138)	(132,952)
Realized gains (loss) on digital asset/currency transactions	3,054,418	(1,682)
Total other expenses	(1,763,573)	(260,054)

Net loss	$(11,624,248)	$(790,573)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(32,353)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(5,020,883)	-
Net loss attributable to common stockholders	$(16,677,484)	$(790,573)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	52,251,479	25,078,068

Revenue

Revenue for the six months ended June 30, 2021 and 2020 were approximately $0.5 million and $0, respectively. The increase is from our blockchain infrastructure solutions staking revenue.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2021 and 2020 were approximately $74,000 and $0, respectively. The increase is from our blockchain infrastructure staking operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendor.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 and 2020 were approximately $10.2 million and $0.5 million, respectively. The increase is primarily due to the issuance of 12 million options, 7.2 million of which have vested during the six months ended June 30, 2021, rendering $8.7 million in stock-based compensation expense.

Other Expenses

Other expenses for the six months ended June 30, 2021 and 2020 was approximately $1.8 million and $0.3 million, respectively. The increase in other expenses is primarily due to a $3.6 million impairment loss on digital assets/currencies and $1.1 million amortization of debt discount and interest expense on our convertible notes, partially offset by $3.1 million in realized gains on digital assets/currency transactions.

Net loss

Net loss for the six months ended June 30, 2021 and 2020 was approximately $11.6 million and $0.8 million, respectively. The increase is primarily due to increase of operating expenses, as mentioned above.

Net loss attributable to common stockholders

We incurred approximately $32,000 and $0 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock, and $5.0 million and $0 of deemed dividends related to recognition of anti-dilution adjustment to conversion amount for Series C-2 convertible preferred stock for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Net Cash from Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $3.3 million, which was primarily driven by a $11.6 million net loss and $5.8 million purchase of non-productive digital currencies, a $3.1 million realized gain on non-productive digital assets/currencies transaction; this was partially offset by the sale of non-productive digital assets/currencies of $4.3 million, a $3.6 million impairment loss on digital currencies, and $9.2 million in stock-based compensation.

Net cash used in operating activities was approximately $1.1 million for the six months ended June 30, 2020. Net cash used in operating activities for the six months ended June 30, 2020 was primarily driven by a $790,573 net loss and $608,000 purchase of digital currencies, and partially offset by an impairment loss on digital currencies of $132,952.

Net Cash from Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $8.5 million, which stemmed from the $8.5 million purchase of productive digital assets/currencies for staking.

For the six months ended June 30, 2020, there were no investing activities.

Net Cash from Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was approximately $14.2 million, which was primarily driven by approximately $2.8 million in aggregate proceeds from the issuance of 2,887,776 shares of common stock under our Equity Line, $1.0 million proceeds from the issuance of convertible notes, $8.9 million in net proceeds from the issuance of common stock and warrants for cash, $0.4 million from the cash exercise of Series C Warrants, and $1.1 million in proceeds from the issuance of Series C-2 convertible preferred stock.

Net cash provided by financing activities was approximately $1.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, Company issued 6,956,002 shares of common stock (including 32,588 pro-rata commitment shares) under the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $556,000. In addition, the Company entered into a $500,000 short term convertible note payable in April 2020. The convertible note bears interest at 12% per annum.

Liquidity

As of August 5, 2021, the Company had approximately $2.7 million of cash.

On June 30, 2021, we had current assets of $6.2 million, long term assets of $8.3 million, and current liabilities of $1.4 million; working capital amounted to $4.8 million.

During the six months ended June 30, 2021, the Company received net proceeds of approximately $14.2 million from the issuance of a convertible note, common stock, warrants, and Series C-2 convertible preferred stock. As such, the Company has adequate cash to fund operations for at least the next twelve months.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness in our internal control over financial reporting:

●	Due to our small number of employees, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

Remediation Plan

On June 28, 2021, near the end of our most recently completed fiscal quarter, we hired a full-time Chief Financial Officer. Since then, our new Chief Financial Officer has been implementing controls to provide segregation of duties and other controls to remediate our disclosure controls and internal control over financial reporting. We believe that our implementation of the remediation plan has removed the material weakness and that our disclosure controls and procedures are now effective.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have issued securities without registration under the Securities Act of 1933 (the “Securities Act”), as described below.

Name or Class of Investor	Date of Issuance	No. of Securities	Reason for Issuance (1)
Investor Relations	January 2021	400,000 shares of common stock	Investor Relation Services

Consultant	February 2021	65,790 shares of common stock	Staking Solution Services

Series C-1 Holder	March 2021	196,094 shares of common stock	Conversion of Series C-1 Preferred Stock

Legal Counsel	April 2021	48,544 shares of common stock	Shares issued in lieu of cash payment for legal services

Digital Analytics Consultant	April 2021	13,637 shares of common stock	Digital Analytics Services

(1)	Unless otherwise noted, exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation. The conversion of the Series C-1 was exempt under Section 3(a)(9) of the Securities Act.

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

BTCS Inc.

August 6, 2021
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Andrew Lee
Andrew Lee
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(f)	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock	8-K	1/22/21	3.1
3.1(g)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(h)	Certificate of Correction to Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(i)	Certificate of Withdrawal of Certificate of Designation for Series B Convertible Preferred Stock	8-K	1/22/21	3.2
3.1(j)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(k)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(l)	Certificate of Amendment to the Series C-1 Certificate of Designation	8-K	12/3/19	4.1
3.1(m)	Certificate of Withdrawal of Certificate of Designation for Series C-1 Preferred Stock	8-K	3/31/21	3.1
3.1(n)	Certificate of Designation for Series C-2 Convertible Preferred Stock	8-K	1/4/21	4.1
3.1(o)	Certificate of Correction to Series C-2 Convertible Preferred Stock	8-K	1/22/21	3.3
3.2	Bylaws	S-1	5/29/08	3.2
4.1	Convertible Note dated as of January 15, 2021	8-K	1/22/21	4.1
4.2	2021 Equity Incentive Plan	10-Q	5/13/21	4.2
10.1	Form of Subscription Agreement – Series C-2 Convertible Preferred Stock	8-K	1/4/21	10.1
10.2	Series D Warrant dated January 15, 2021	8-K	1/22/21	10.1
10.3	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers and the Placement Agent+	8-K	3/4/21	10.1
10.4	Placement Agent Agreement dated March 2, 2021 by and between the Company and A.G.P./Alliance Global Partners	8-K	3/4/21	10.2
10.5	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers	8-K	3/4/21	10.3
10.6	Employment Agreement - CFO				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

