Form 10-Q
period 2021-09-30
BTCS Inc.
filed 2021-11-09
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-40792

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9466 Georgia Avenue #124 Silver Spring, MD	20910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 430-6576

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BTCS	The Nasdaq Stock Market (The Nasdaq Capital Market)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2021, there were 10,275,258 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2020 and our Prospectus filed with the SEC on February 16, 2021 and the Prospectus Supplement dated September 14, 2021. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash	$658,931	$524,135
Digital assets/currencies	3,159,976	995,652
Prepaid expense	472,389	31,875
Total current assets	4,291,296	1,551,662

Other assets:
Property and equipment, net	4,330	230
Staked digital assets/currencies	8,838,046	-
Total other assets	8,842,376	230

Total Assets	$13,133,672	$1,551,892

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$102,122	$26,288
Accrued compensation	1,501	350,376
Convertible notes payable, net	848,685	131,941
Warrant liabilities	3,705,000	-
Total current liabilities	4,657,308	508,605

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series C-1 Convertible Preferred stock: 0 and 29,414 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; Liquidation preference $0.001 per share	-	29
Series C-2 Convertible Preferred stock: 0 shares issued and outstanding at September 30, 2021 and December 31, 2020; Liquidation preference $0.001 per share	-	-
Common stock, 97,500,000 shares authorized at $0.001 par value, 10,102,711 and 4,201,035 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,103	4,201
Additional paid in capital	143,472,733	120,578,944
Accumulated deficit	(135,006,472)	(119,539,887)
Total stockholders’ equity	8,476,364	1,043,287

Total Liabilities and stockholders’ equity	$13,133,672	$1,551,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Validator revenue	$323,376	$-	$776,399	$-
Total revenues	323,376	-	776,399	-

Cost of revenues
Validator expense	71,690	-	145,935	-
Gross profit	251,686	-	630,464	-

Operating expenses:
General and administrative	$282,558	$650,049	$1,149,506	$935,118
Research and development	273,909	-	602,178	-
Compensation and related expenses	4,747,106	228,540	13,788,556	469,935
Marketing	7,559	1,365	10,345	5,420
Total operating expenses	5,311,132	879,954	15,550,585	1,410,473

Other (expenses) income:
Interest expense	(58,521)	(96,068)	(172,603)	(35,289)
Amortization on debt discount	(581,973)	-	(1,716,744)	(186,199)
Change in fair value of warrant liabilities	2,066,250	-	2,066,250	-
Impairment loss on digital assets/currencies	(208,647)	(29,302)	(3,777,785)	(162,254)
Realized gains (loss) on digital asset/currency transactions	-	-	3,054,418	(1,682)
Total other income (expenses)	1,217,109	(125,370)	(546,464)	(385,424)

Net loss	$(3,842,337)	$(1,005,324)	$(15,466,585)	$(1,795,897)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(13,188)	-	(45,541)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	(5,020,883)	-
Net loss attributable to common stockholders	$(3,855,525)	$(1,005,324)	$(20,533,009)	$(1,795,897)

Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.33)	$(3.63)	$(0.66)

Weighted average number of common shares outstanding, basic and diluted	6,518,645	3,083,246	5,660,966	2,700,947

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended September 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2021	-	$-	1,100,000	$6,203,101	5,712,215	$5,712	$137,959,473	$(131,164,135)	$13,004,151
Common stock issued including equity commitment fee, net	-	-	-	-	32,963	33	199,839	-	199,872
Issuance of common stock, net of offering cost / At-the-market offering	-	-	-	-	41,290	41	219,705	-	219,746
Warrant liabilities value related to Issuance of common stock			-	-	-	-	(5,771,250)	-	(5,771,250)
Conversion of Series C-2 Convertible Preferred stock			(1,100,000)	(6,216,289)	4,011,766	4,012	6,212,277	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	13,188	-	-	(13,188)	-	-
Fractional shares adjusted for reverse split				-	14,477	15	(15)	-	-
Stock-based compensation	-	-	-	-	290,000	290	4,665,892	-	4,666,182
Net loss	-	-	-	-	-	-	-	(3,842,337)	(3,842,337)
Balance September 30, 2021	-	$-	-	$-	10,102,711	$10,103	$143,472,733	$(135,006,472)	$8,476,364

 For the Three Months Ended September 30, 2020

	Series C-1 Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2020	29,414	$29	2,819,025	$2,819	$117,834,086	$(117,774,366)	$62,568
Common stock issued including equity commitment fee, net	-	-	485,395	485	828,796	-	829,281
Net loss	-	-	-	-	-	(1,005,324)	(1,005,324)
Balance September 30, 2020	29,414	$29	3,304,420	$3,304	$118,662,882	$(118,779,690)	$(113,475)

For the Nine Months Ended September 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	29,414	$29	-	$-	4,201,035	$4,201	$120,578,944	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	321,738	322	3,013,683	-	3,014,005
Issuance of common stock, net of offering cost / At-the-market offering	-	-	-	-	41,290	41	219,705	-	219,746
Issuance of common stock and warrants for cash, net	-	-	-	-	950,000	950	8,864,050	-	8,865,000
Warrant liabilities value related to Issuance of common stock	-	-	-	-	-	-	(5,771,250)	-	(5,771,250)
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	19,609	20	9	-	-
Conversion of Series C-2 Convertible Preferred stock	-	-	(1,100,000)	(6,216,289)	4,011,766	4,012	6,212,277	-	-
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	45,541	-	-	(45,541)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	-	5,020,883	-	-	(5,020,883)	-	-
Fractional shares adjusted for reverse split			-	-	14,477	15	(15)	-	-
Warrant exercise	-	-	-	-	200,000	200	399,800	-	400,000
Stock-based compensation	-	-	-	-	342,796	342	13,892,542	-	13,892,884
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(15,466,585)	(15,466,585)
Balance September 30, 2021	-	$-	-	$-	10,102,711	$10,103	$143,472,733	$(135,006,472)	$8,476,364

For the Nine Months Ended September 30, 2020

	Series C-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	29,414	$29	1,983,047	$1,983	$116,798,021	$(116,983,793)	$(183,760)
Common stock issued including equity commitment fee, net	-	-	1,180,989	1,181	1,384,313	-	1,385,494
Conversion of convertible notes	-	-	140,384	140	211,317	-	211,457
Beneficial conversion features associated with convertible notes payable	-	-	-	-	269,231	-	269,231
Net loss	-	-	-	-	-	(1,795,897)	(1,795,897)
Balance September 30, 2020	29,414	$29	3,304,420	$3,304	$118,662,882	$(118,779,690)	$(113,475)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Net Cash flows used from operating activities:
Net loss	$(15,466,585)	$(1,795,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	443	895
Amortization on debt discount	1,716,744	186,199
Stock-based compensation	13,892,884	-
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	179,277
Validator revenue	(776,399)	-
Change in fair value of warrant liabilities	(2,066,250)
Purchase of non-productive digital assets/currencies	(5,761,550)	(808,355)
Sale of non-productive digital assets/currencies	4,274,491	-
Realized gain on digital assets/currencies transactions	(3,054,418)	-
Impairment loss on digital assets/currencies	3,777,785	162,254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(440,514)	(11,466)
Accounts payable and accrued expenses	168,546	13,015
Accrued compensation	(348,875)	589,466
Net cash used in operating activities	(3,904,421)	(1,663,889)

Net cash used in investing activities:
Purchase of productive digital assets/currencies for validating	(9,462,279)	-
Purchase of property and equipment	(4,543)	-
Net cash used in investing activities	(9,466,822)	-

Net cash provided by financing activities:
Proceeds from short term loan	-	500,000
Proceeds from exercise of warrants	400,000	-
Proceeds from issuance of Series C-2 convertible preferred stock	1,100,000	-
Net proceeds from issuance of convertible notes	1,000,000	-
Net proceeds from issuance of common stock and warrants for cash	8,865,000	-
Net proceeds from issuance of common stock	3,014,005	1,385,494
Net proceeds from issuance common stock/ At-the-market offering	219,746	-
Payment to convertible notes principle and accrued interest	(1,092,712)	-
Net cash provided by financing activities	13,506,039	1,885,494

Net increase in cash	134,796	221,605
Cash, beginning of period	524,135	143,098
Cash, end of period	$658,931	$364,703

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$45,541	$-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$5,020,883	$-
Conversion of Series C-1 Preferred Stock	$20	$-
Conversion of Series C-1 Preferred Stock	$6,216,289
Beneficial conversion feature of Series C-2 convertible preferred stock	$129,412	$-
Beneficial conversion features associated with convertible notes payable	$1,000,000	$269,231
Conversion of convertible note to common stock	$-	$211,457

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

In the first quarter of 2021, the Company resumed its blockchain infrastructure operations (previously referred to as transaction verification services) with a focus on securing proof-of-stake blockchains and anticipates this will be a core focus going forward. Blockchain infrastructure operations can broadly be defined as earning a reward for securing a blockchain by validating transactions on that blockchain. The Company is developing a proprietary staking-as-a-service platform that would enable clients to stake and delegate supported cryptocurrencies through a non-custodial platform.

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

The Company employs a digital asset treasury strategy with a primary focus on disruptive non-security protocol layer assets such as Bitcoin and Ethereum. The Company receives digital assets from its blockchain infrastructure business and acquires digital assets through open market purchases. The Company is not limiting its assets to a single type of digital asset and may hold a variety of digital assets. The Company will carefully review its purchases of digital securities to avoid violating the 1940 Act and seek to reduce potential liabilities under the federal securities laws.

The market is rapidly evolving and there can be no assurances that we will be competitive with industry participants that have or may have greater resources than us.

Amendment to Articles of Incorporation

On August 12, 2021, the Company filed a Certificate of Change with the Nevada Secretary of State to affect a 1-for-10 reverse split of the Company’s class of common stock (the “Reverse Split”). The Certificate of Change became effective on August 13, 2021.

No fractional shares were issued in connection with the Reverse Split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. The Company now has 97,500,000 shares of common stock authorized. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Split; however, the conversion ratios have been adjusted to reflect the Reverse Split. The financial statements have been retroactively restated to reflect the Reverse Split.

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

Note 3 - Liquidity, Financial Condition and Management’s Plans

The Company has commenced its planned operations but has limited operating activities to date. The Company has financed its operations since inception using proceeds received from investments from third-party investors as well as from officers and directors of the Company. The Company has plans to continue to raise proceeds from sale of common stock and issuance of debt to fund operations as needed for the next twelve months.

During the nine months ended September 30, 2021, the Company received net proceeds of approximately $14.6 million from the issuance of: Series C-2 convertible preferred stock, a convertible note, common stock and warrants issued pursuant to the Purchase agreement, common stock issued pursuant to the Equity Line Purchase Agreement, the cash exercise of warrants, and the proceeds from the common stock sold pursuant to the ATM Agreement. On September 30, 2021, the fair market value of the Company’s liquid digital assets was approximately $6.2 million and the Company had approximately $0.66 million of cash. As such, the Company has adequate cash to fund operations for at least the next twelve months.

Note 4 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report.

Validator Revenue

The Company runs its own digital asset validator nodes and has entered into network-based smart contracts. Through these contracts, the Company provides cryptocurrency to stake a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is cancelled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for validating transactions and staking the cryptocurrency, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and successfully processing, validating and/or adding a block to the blockchain.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives – the fixed cryptocurrency awards – is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency on the date of receipt. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

Cost of Revenue

The Company’s cost of revenue consists primarily of direct production costs related to the operations of validating transactions on the network, rent and utilities for locations housing server nodes to the extent applicable, hosting costs if cloud-based servers are utilized and fees (including stock-based fees) paid to 3rd parties to assist in the software maintenance and operations of its nodes.

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

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that such instruments originally met the criteria for equity classification; however, as a result of the Company no longer being in control of whether the warrants may be cash settled, the instruments no longer qualify for equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 6).

Stock-based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options often vest over a one-year period.

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

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2021 and 2020 because their effect was anti-dilutive:

	As of September 30,
	2021	2020
Warrants to purchase common stock	962,823	50,323
Series C-1 Convertible Preferred stock	-	19,609
Convertible notes	285,429	466,201
Total	1,248,252	536,133

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

Note 5 - Note Payable

2020 December Promissory Note (Retired)

On December 16, 2020, the Company issued Cavalry Fund I LP (“Cavalry”) a $1,000,000 promissory note (the “2020 December Promissory Note”) in consideration for $1,000,000. The 2020 December Promissory Note is (i) due on October 16, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $0.40 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 December Promissory Note. In connection with issuance of the 2020 December Promissory Note, the Company issued a Series C warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00, the Series C warrants were exercised for cash on January 15, 2021, resulting in proceeds of $400,000 to the Company.

During the nine months ended September 30, 2021, the Company recorded approximately $868,000 amortization of debt discount related to the 2020 December Promissory Note.

During the nine months ended September 30, 2021, the Company recorded interest expense of approximately $88,000 for the 2020 December Promissory Note.

On September 24, 2021, the Company paid off in full the 2020 December Promissory Note. Repayment to Cavalry consisted of $1,000,000 in principal and $92,712 in accrued interest, for a total of $1,092,712. Cavalry confirmed the 2020 December Promissory Note had been fully paid and the Company has no further obligations with respect to the note.

2021 January Promissory Note

On January 15, 2021, the Company issued Calvary a $1,000,000 promissory note (the “2021 Promissory Note”) in consideration for $1,000,000. The 2021 Promissory Note is (i) due on November 15, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s common stock on the date before exercise with a floor price of $7.50 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2021 Promissory Note.

In connection with issuance of the 2021 Promissory Note, the Company issued a Series D warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $21.60 per share (the “Series D Warrant”). Detachable warrants issued in a bundled transaction with debt and equity offerings are accounted for on a separate basis. The allocation of the issuance proceeds to the base instrument and to the warrants depends on the accounting classification of the separate warrant as equity or liability. If the warrants are classified as equity, then the allocation is made based upon the relative fair values of the base instrument and the warrants following the guidance in ASC 470-20-25-2. In this case, the Series D Warrant is equity-classified, with the fair value at issuance was approximately $3,580,000. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the 2021 Promissory Note of approximately $782,000 with a corresponding credit to additional paid-in capital.

In addition, the 2021 Promissory Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the 2021 Promissory Note was convertible into 70,572 shares of common stock at $14.10 per share, but the Company’s fair value of underlying common stock was $21.8 per share. As such, the Company recognized a beneficial conversion feature, resulting in an additional discount to the 2021 Promissory Note of approximately $218,000 with a corresponding credit to additional paid-in capital.

During the nine months ended September 30, 2021, the Company recorded approximately $848,000 amortization of debt discount related to the 2021 Promissory Note.

During the nine months ended September 30, 2021, the Company recorded interest expense of approximately $85,000 for the 2021 Promissory Note. As of September 30, 2021, the principal balance of the 2021 Promissory Note was $1 million and accrued interest on the note payable amounted to approximately $85,000.

Note 6 - Fair Value of Financial Assets and Liabilities

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2021 and December 31, 2020:

	Fair value measured at September 30, 2021
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$3,705,000	$-	$-	$3,705,000

Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$-	$-	$-	$-

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the warrant liabilities are recorded in “change in fair value of warrant liabilities” in the Company’s statements of operations.

On March 2, 2021, the Company entered into a securities purchase agreement (the “Offering”) with certain purchasers pursuant to which the Company agreed to sell an aggregate of (i) 950,000 shares of common stock, and (ii) common stock warrants (the “Warrants”) to purchase up to 712,500 shares of common stock for gross proceeds of $9.5 million in a private placement. The closing of the Offering occurred on March 4, 2021.

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of September 30, 2021, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of September 30, 2021, is as follows:

	September 14, 2021	September 30, 2021
Risk-free rate of interest	0.79%	0.98%
Expected volatility	192.2%	169.4%
Expected life (in years)	4.47	4.43
Expected dividend yield	-	-

The risk-free interest rate was based on rates established by the Federal Reserve Bank. For the Warrants, the Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The general expected volatility is based on the standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not historically paid dividends on its common stock and does not expect to pay dividends on its common stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2021 and 2020, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	September 30,	September 30,
	2021	2010
Beginning balance	$-	$-
Warrant liabilities classification	5,771,250	-
Fair value adjustment of warrant liabilities	(2,066,250)	-
Ending balance	$3,705,000	$-

Note 7 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders.

On January 1, 2021, members of the Company’s management subscribed for 110,000 shares of the Company’s Series C-2 Convertible Preferred Stock (the “Series C-2”), for a total of $1,100,000 at $10.00 per Share of Series C-2. The Company obtained an independent valuation of the Series C-2 and $179,277 of compensation expense was recognized, representing the difference between the fair value and the proceeds received.

The Series C-2 is not mandatorily redeemable and is not unconditionally redeemable. The Series C-2 is callable by the Company. The Certificate of Designation required that the Company, within 180 days of the Initial Issuance Date, call a special meeting of stockholders seeking shareholder ratification of the issuance of the Series C-2. If the ratification of the issuance was not approved prior to the twelve-month anniversary of the Initial Issuance Date (the “Vote Deadline”), the Series C-2 would be redeemed at a price equal to 107% of (i) the Stated Value per share plus (ii) all unpaid dividends thereon. Provided; further, if the Company had filed a proxy with the SEC prior to the Vote Deadline but was unable to conduct a vote prior to the Vote Deadline then the Vote Deadline would have been extended until such time as the vote was conducted. The Series C-2 holders were not entitled to vote on the ratification. The call provision would have been automatically triggered if the ratification of the issuance was not approved in a special meeting of stockholders prior to the twelve-month anniversary of the Initial Issuance Date. The Company held the meeting within the required period and the Series C-2 is no longer redeemable.

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

At any time or times on or after the two-year anniversary of the Initial Issuance Date, each Holder shall be entitled to convert any portion of the outstanding Series C-2 held by such Holder into validly issued, fully-paid and non-assessable shares of Common at the Conversion Rate. The Conversion Amount is subject to adjustment for certain capitalization and Anti-Dilution Events. The Series C-2 will automatically be converted at the earlier of: (i) the four-year anniversary of the Initial Issuance Date, and (ii) simultaneously with the Company’s common stock being listed on a national securities exchange. The Conversion Rate is based upon the Conversion Price of $1.70 which resulted in a beneficial conversion feature at the time of issuance. As such, the Company recognized a beneficial conversion amount of $129,412 as a reduction to the carrying amount of the convertible instrument. This discount will be amortized as a dividend over two years, the earliest conversion date. Upon the conversion of Series C-2 into common stock on September 14, 2021, the total amortization of the beneficial conversion feature is $45,541 and the remaining discount is netted against additional paid in capital.

The Conversion Amount may be adjusted due to certain Anti-Dilution Events. If at any time after the Initial Issuance Date, the Company raises capital equal to or in excess of $5 million by issuing common stock or Common Stock Equivalents then the Anti-Dilution Amount per share of Series C-2 shall be the product of: (i) 0.0000004, and (ii) the aggregate amount of all capital raised by the Company after the Initial Issuance Date (the “Capital Raised”). Provided; further, for the determination of the Anti-Dilution Amount, the amount of Capital Raised shall be limited to $13 million, regardless of how much capital the Company raises. In the event capital is raised simultaneous with a listing on a national securities exchange and the automatic conversion of the Series C-2 then such funds shall be included in the Capital Raised for the purpose of determining the Anti-Dilution Amount. As of September 30, 2021, over $13 million of capital was raised and the adjustment to the Conversion Amount was fully triggered. The Company recognized the effect of the down-round protection when capital raises occur as the difference between: (1) the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price, and (2) the financial instrument’s fair value (without the down round feature) using the reduced exercise price. The value of the effect of the down round feature of $5,020,883 was treated as a dividend and a reduction to income available to common shareholders in the basic EPS calculation. On September 14, 2021, the Series C-2 was converted into 4,011,766 shares of common stock.

Common Stock

Reverse Stock Split

On August 25, 2021, the Company issued 14,477 shares of common stock in connection with the 1-for-10 Reverse Split resulting from the rounding up of fractional shares of common stock to the whole shares of common Stock.

Issuance of Shares Pursuant to Equity Line of Credit Purchase Agreement

On January 28, 2021, the Company filed a registration statement on Form S-1 seeking to register 400,000 shares (the “Registration Statement”) pursuant to the equity line of credit purchase agreement with Cavalry (the “Equity Line Purchase Agreement”). The Registration Statement was declared effective by the SEC on February 1, 2021.

During the nine months ended September 30, 2021, the Company issued approximately 321,740 shares of common stock (inclusive of approximately 17,590 pro-rata commitment shares) under the Registration Statement resulting in aggregate net proceeds of $3,014,005 (net of $1,000 in transfer agent fees) and $3,015,005 in gross proceeds at a per share price of approximately $9.37 (inclusive of the pro-rata commitment shares).

Issuance of Shares Pursuant to Registered Direct Offering

On March 4, 2021, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with institutional investors, pursuant to which the Company sold and issued, in a registered direct offering, 950,000 shares of the Company’s common stock, at a purchase price per share of $10.00 and immediately exercisable five-year warrants to purchase 712,500 shares of common stock at an exercise price of $11.50 per share. Gross proceeds from the Offering was $9.5 million. Net proceeds were $8.9 million after deducting placement agent fees and other offering expenses paid for by the Company.

The RD Purchase Agreement contains representations, warranties, indemnifications and other provisions customary for transactions of this nature. Pursuant to the RD Purchase Agreement, subject to limited exceptions, each of the Company and its officers and directors agreed not to, and not to publicly disclose the intention to, sell or otherwise dispose of, any shares of common stock or any securities convertible into, or exchangeable or exercisable for, common stock, for a period ending 60 days after the date of the prospectus supplement for this offering.

The Company also entered into a placement agent agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which AGP agreed to serve as the exclusive placement agent for the Company in connection with that offering. The Company paid AGP a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the offering (reduced to 3.5% for certain investors) and reimbursed the placement agent for its legal fees and other accountable expenses in the amount of $40,000.

At The Market Offering Agreement

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $98,767,500 million (the “Shares”). The Company will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares.

During the nine months ended September 30, 2021, the Company sold a total of 41,290 shares of common stock under the ATM Agreement for aggregate total gross proceeds of approximately $279,000 at an average selling price of $6.76 per share, resulting in net proceeds of approximately $219,746 after deducting commissions and other transaction costs.

Issuance of Shares Pursuant to Cash Exercise of Series C Warrants

On January 15, 2021, the Company issued 200,000 shares of the Company’s common stock to Cavalry upon the exercise of all their Series C warrants and payment of the exercise amount of $400,000. Cavalry and the Company entered into an agreement whereby Cavalry would exercise early for cash provided that the Company register the underlying shares of common stock within 30 days of exercise.

Issuance of Shares Due to Conversion of Series C-1 Preferred Stock

On March 30, 2021, the Company issued 19,609 shares of common stock upon the conversion of 29,414 shares of Series C-1 Convertible Preferred stock. After this conversion, there were no Series C-1 shares outstanding so the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal eliminated from the Articles of Incorporation of the Company all matters set forth in the Series C-1.

Issuance of Shares Due to Conversion of Series C-2 Preferred Stock

On September 14, 2021, the Series C-2 was converted into 4,011,766 shares of common stock. Please refer to the discussion above.

Issuance of Restricted Stock to Service Providers

During the nine months ended September 30, 2021, the Company issued to four service providers a total of approximately 52,800 shares of restricted common stock, representing a total fair value of $0.6 million.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021. The Company has reserved 2,000,000 shares of common stock for issuance pursuant to the 2021 Plan.

Options

On January 1, 2021, the Board of Directors of the Company approved the grant of 1.2 million stock options with an exercise price of $1.90 under the Company’s 2021 Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each optionee executed Stock Option Agreements evidencing the option grants. While stockholder approval (or ratification) of the grants was not required (under either the Stock Option Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those stock options. Of the stock options: (i) 480,000 options will vest on January 1, 2022 and (ii) the remaining options vested (prior to March 31, 2021) based upon the Company’s stock price meeting certain milestones.

On April 1, 2021, the Company granted 35,000 stock options with an exercise price of $10.30 to Charles B. Lee and Carol Van Cleef, directors of the Company. Of the stock options: (i) 14,000 options will vest on April 1, 2022 and (ii) the remaining 21,000 options vest based upon the Company’s stock price meeting certain milestones.

The Company records compensation expense for the 14,000 options granted on April 1, 2021 based on the estimated fair value of the options on the deemed grant date using the Black-Scholes formula, utilizing assumptions laid out in the table below. The Company uses historical data to determine exercise behavior, volatility and forfeiture rate of the options. For the 21,000 options granted on April 1, 2021 that vest based upon the Company’s stock price meeting certain milestones, the Company records compensation expense based on the estimated fair value of the options using a Monte-Carlo simulation.

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended 2021 and 2020 for both the Black-Scholes formula and the Monte-Carlo simulation:

	For the nine months ended September 30,
	2021	2020
Exercise price	$2.1	-
Term (years)	2.25-3.05	-
Expected stock price volatility	185.9%	-
Risk-free rate of interest	0.34%	-

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

A summary of options activity under the Company’s stock option plan for nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	-	$-	$-	-
Employee options granted	1,235,000	2.14	4,188,000	4.5
Outstanding as of September 30, 2021	1,235,000	$2.14	$4,188,000	4.5
Options vested and exercisable	720,000	$1.90	$2,512,800	4.5

RSUs

On January 1, 2021, the Board of Directors of the Company approved 275,000 restricted stock unit grants under the Company’s 2021 Equity Incentive Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each recipient executed a Restricted Stock Agreement evidencing the stock grants. While stockholder approval (or ratification) of the grants was not required (under either the Restricted Stock Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those restricted stock grants. The restricted stock units vest when the Company lists its common stock on a national securities exchange. As of September 30, 2021, all 275,000 restricted stock units vested with a total fair value of approximately $2.8 million. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the deemed grant date and was recorded on the September 14, 2021 vesting date when the listing occurred.

On April 1, 2021, the Company granted a total of 15,000 restricted stock units to two non-employee directors of the Company. The restricted stock units vest when the Company lists its common stock on a national securities exchange. As of September 30, 2021, all 15,000 restricted stock units vested with a total fair value of approximately $0.2 million. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the deemed grant date and was recorded on the September 14, 2021 vesting date when the listing occurred.

On June 28, 2021, the Company granted 50,781 restricted stock units to the Company’s then Chief Financial Officer. The restricted stock units were to vest over a five-year period as follows: 20% of the 50,781 restricted stock units were to vest on the one-year anniversary of the grant date, and the remaining 80% were to vest monthly over the following four years with vesting occurring on the last day of each respective month. The grant date fair value of restricted stock units was approximately $0.3 million.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the nine months ended September 30, 2021 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	-	$-
Granted	340,781	9.72
Vested	(290,000)	10.29
Nonvested at September 30, 2021	50,781	$6.42

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2021 was approximately $13.8 million, comprised of $203,000 restricted common stock issued to service providers not pursuant to the 2021 Plan and approximately $10.3 million in connection with options issued pursuant to the 2021 Plan. Unrecognized compensation expense for the Company was $2.0 million on September 30, 2021. Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues.

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock option awards	$1,638,516	$-	$10,298,844	$-
Employee restricted stock units awards	3,027,665	-	3,029,040	-
Non-employee restricted stock awards	75,000	-	237,806	-
Series C-2 allocation	-	-	179,277	-
	$4,741,181	$-	$13,744,967	$-

Note 8 - Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. During the nine months ended September 30, 2021, the Company made contributions to the 401(k) Plan of $39,000.

Note 9 - Subsequent Events

From October 1, 2021 to November 4, 2021, the Company sold a total of 172,547 shares of common stock under the ATM Agreement for aggregate total gross proceeds of $1,185,474 at an average selling price of $ $6.87 per share, resulting in net proceeds of approximately $1,147,886 after deducting commissions and other transaction costs.

On October 25, 2021, the Company received a filing acknowledgment with respect to a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal, was effective on October 25, 2021, and eliminated from the Articles of Incorporation of the Company all matters set forth in the Company’s Certificate of Designation with respect to the Company’s Series C-2 Preferred Stock that had been previously filed with the Secretary of State of the State of Nevada on January 5, 2021. No shares of the Series C-2 Preferred Stock were issued and outstanding at the time of the filing of the Certificate of Withdrawal, and none will be issued.

On November 4, 2021, Mr. Andrew Lee resigned as the Company’s Chief Financial Officer. In connection with the resignation, Mr. Charles Allen was appointed interim Chief Financial Officer.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Prospectus filed with the SEC on February 16, 2021 and the Prospectus Supplement dated September 14, 2021.

Overview

BTCS is an early entrant in the digital asset market and one of the first U.S. publicly-traded companies to focus on digital assets and blockchain technologies. Through our blockchain-infrastructure operations, we secure disruptive next-generation blockchains by actively validating transactions. We are then rewarded with digital assets, while this process is similar to bitcoin mining the consensus mechanism is different. Now we are building on the foundation of our pre-established infrastructure with the development of a digital asset data analytics dashboard. The first feature of the dashboard, which is an open beta, allows users to evaluate their digital asset portfolios from multiple exchanges on a single platform. We also are developing and plan to integrate into the platform a staking-as-a-service feature that, once launched, will allow users to participate in asset leveraging through securing blockchain protocols.

Blockchain Infrastructure

Blockchain infrastructure solutions can broadly be defined as earning a reward for securing a blockchain by validating transactions on that blockchain. There are currently two main consensus mechanisms used to secure blockchains: i), proof-of-work (“PoW”), in which nodes dedicate computational resources, and ii) proof-of-stake (“PoS”), in which nodes dedicate financial resources. The intention behind both PoW and PoS is to make it practically infeasible for any single malicious actor to have enough computational power or ownership stake to successfully attack the blockchain.

In the case of PoW, a miner does “work” using energy-consuming computers and is rewarded for this “work” with digital assets. The miner, typically through pools running nodes, validates transactions on the blockchain, essentially converting electricity and computing power into a digital currency reward comprised of transaction fees and newly-minted digital assets. Bitcoin is an example of PoW and is by far the largest and most secure PoW blockchain.

PoS miners, often referred to as validators in PoS systems, actively operate nodes and validate transactions. Validators are required to stake holdings of a digital currency to participate in the consensus algorithm and are rewarded in tokens for aligning behavior with the rules of the algorithm. Bad behavior can be penalized by “slashing” the validator’s holdings and/or rewards. Validators can also be removed from the network for breaking the rules. Ill-intentioned behavior among validators is discouraged, allowing for the blockchain to be properly maintained and secured. Compared to PoW, PoS blockchains require less energy.

Depending on the PoS blockchain protocol, native token holders have the opportunity to leverage their asset holdings by either delegating their rights to a validator (“Delegating”), staking their token holdings in a staking pool (“Staking”), or running their own validator (“Pooling”). With Delegating, token holders indirectly participate by maintaining control of their private keys and delegating their tokens to an existing validator. Therefore, delegating is more akin to assigning voting rights of stock to another person or entity via a power of attorney. With Pooling, an operator and token holder combine tokens in order to improve the constituents’ collective odds of validating new blocks, and typically the operator takes custody of token holders funds i.e. private keys. If chosen for validation, the group is rewarded in tokens. With both Delegating and Pooling, the validator operators earn a fee for providing the technical capabilities of running a node 24/7 that requires regular, active maintenance and industry expertise.

The Company built its foundation on securing PoS blockchains. Apart from Bitcoin and Ethereum, all of the Company’s digital asset holdings are in tokens secured by PoS or similar consensus mechanisms that allow for Delegating and asset leveraging. The Company is currently actively operating validator nodes on Ethereum’s beacon chain, Cardano, Tezos, Avalanche, and Cosmos. Building on that base, the Company plans to expand its PoS operations to secure other disruptive blockchain protocols.

The Company’s plan is that this blockchain infrastructure will form the core for the growth of its platform. The Company utilizes cloud infrastructure to operate and run its validator nodes and does not maintain its own physical assets, but may add this infrastructure in the future. The Company is not currently securing PoW blockchains, such as Bitcoin’s blockchain, but may in the future.

The Company currently holds the following digital assets which are core to its blockchain infrastructure efforts. The table also includes bitcoin which is not core to our infrastructure operations.

Digital Assets Held at Period End

Digital Assets
Asset	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2	2021Q3
Bitcoin (BTC)	14.9	20.6	20.6	54.3	63.6	66.9	90.0	90.0	90.0
Ethereum (ETH)	584.7	985.0	985.0	2,304.6	2,554.7	2,674.2	7,732.5	7,878.6	7,992.4
Cardano (ADA)								257,757.4	257,757.4
Kusama (KSM)								123.4	374.2
Tezos (XTZ)								14,965.6	24,171.9
Solana (SOL)									4,787.5
Polkadot (DOT)									8,032.1
Terra (Luna)									3,584.2
Cosmos (Atom)									3,072.4
Polygon (Matic)									67,114.1
Avalanche (Avax)									2,024.7
Algorand (Algo)									50,583.9

Fair Market Value of Digital Assets at Period End

Fair Market Value of Digital Assets
Asset	2019Q3	2019Q4	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2	2021Q3
Bitcoin (BTC)	$123,733	$148,406	$132,831	$496,027	$686,580	$1,962,572	$5,302,695	$3,153,675	$3,941,180
Ethereum (ETH)*	$105,175	$127,662	$131,582	$521,552	$919,748	$1,976,126	$14,833,709	$17,920,148	$23,990,541
Cardano (ADA)								$356,600	$545,028
Kusama (KSM)								$26,501	$123,957
Tezos (XTZ)								$45,495	$146,914
Solana (SOL)									$675,373
Polkadot (DOT)									$229,558
Terra (Luna)									$138,351
Cosmos (Atom)									$111,252
Polygon (Matic)									$75,644
Avalanche (Avax)									$135,191
Algorand (Algo)									$82,381
Total	$228,908	$276,068	$264,413	$1,017,579	$1,606,328	$3,938,698	$20,136,404	$21,502,420	$30,195,370
QoQ Change		21%	-4%	285%	58%	145%	411%	7%	40%
YoY Change						1,327%	7,516%	2,013%	1,780%

* Approximately 9 ETH is not staked on Ethereum 2.0’s Beacon Chain.

As of November 4, 2021 the fair market value of our digital assets was approximately $45.7 million.

Digital Asset Platform

The Company is also developing a proprietary digital asset data analytics dashboard aimed at allowing users to evaluate their crypto portfolio holdings across multiple exchanges and chains on a single platform. The internally-developed dashboard utilizes digital asset exchange APIs to read user data and does not allow for the trading of assets. In addition to portfolio monitoring, we are also working to integrate a full suite of other features including decentralized exchanges, wallets, risk metrics and potentially a way for users to calculate end-of year-reports for tax purposes. We believe that increasing the number of features we offer may create a sticky user experience across multiple, interrelated products.

Additionally, the Company is currently developing and plans to integrate into the platform a proprietary staking-as-a-service feature aimed at allowing users to delegate their tokens on next-generation PoS blockchains to Company operated validator nodes.

Digital Asset Treasury Strategy

The Company employs a digital asset treasury strategy with a primary focus on disruptive protocol layer assets such as Bitcoin which are not able to be staked (i.e. non-productive). They are distinct from digital assets used as the foundation for our blockchain infrastructure operations previously discussed. The Company’s digital asset treasury holding is comprised of 90 bitcoins as set forth above.

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

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude, depreciation and amortization, interest expense, change in fair value of warrant liabilities, stock-based compensation expense (including stock-based compensation issued to service providers), and impairment of intangible digital assets.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Nine Months Ended September 30,
	2021	2020

Net income (loss)	$(15,466,585)	$(1,795,897)
Adjusted to exclude the following:
Depreciation and amortization	1,716,744	16,606
Interest expense	172,603	204,882
Change in fair value of warrant liabilities	(2,066,250)	-
Stock-based compensation	13,744,967	-
Impairment of intangible digital assets	3,777,785	162,254
Adjusted EBITDA	1,879,264	(1,412,155)

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table reflects our operating results for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020

Revenues
Validator revenue	$323,376	$-
Total revenues	323,376	-

Cost of revenues
Validator expense	71,690	-
Gross profit	251,686	-

Operating expenses:
General and administrative	$282,558	$650,049
Research and development	273,909	-
Compensation and related expenses	4,747,106	228,540
Marketing	7,559	1,365
Total operating expenses	5,311,132	879,954

Other (expenses) income:
Interest expense	(58,521)	(96,068)
Amortization on debt discount	(581,973)	-
Change in fair value of warrant liabilities	2,066,250	-
Impairment loss on digital assets/currencies	(208,647)	(29,302)
Total other income (expenses)	1,217,109	(125,370)

Net loss	$(3,842,337)	$(1,005,324)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(13,188)	-
Net loss attributable to common stockholders	$(3,855,525)	$(1,005,324)

Revenue

Revenue for the three months ended September 30, 2021 and 2020 were approximately $0.3 million and $0, respectively. The increase is from our blockchain infrastructure solutions validating revenue.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 and 2020 were approximately $72,000 and $0, respectively. The increase is from our blockchain infrastructure validating operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendor.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 and 2020 were approximately $5.3 million and $0.9 million, respectively. The increase is primarily due to the issuance of 1.2 million options and issuance of 290,000 RSUs, which vested in September, rendering $4.7 million in stock-based compensation expense during the three months ended September 30, 2021.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2021 and 2020 was approximately $1.2 million and $(0.1) million, respectively. The decrease in other expenses is primarily due to a $2.0 million change in the fair value of warrant liabilities, partially offset by $0.6 million increase in amortization of debt discount on our convertible notes and $0.2 million increase in impairment loss on digital assets/currencies.

Net loss

Net loss for the three months ended September 30, 2021 and 2020 was approximately $3.8 million and $1.0 million, respectively. The increase is primarily due to an increase of operating expenses, as discussed above.

Net loss attributable to common stockholders

We incurred approximately $13,000 and $0 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock for the three months ended September 30, 2021 and 2020, respectively.

Digital Asset Rewards Fair Market Value

The fair market value as of September 30, 2021 of earned digital assets rewards for operating validator nodes for the three months ended September 30, 2021 was $343,725.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table reflects our operating results for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Revenues
Validator revenue	$776,399	$-
Total revenues	776,399	-

Cost of revenues
Validator expense	145,935	-
Gross profit	630,464	-

Operating expenses:
General and administrative	$1,149,506	$935,118
Research and development	602,178	-
Compensation and related expenses	13,788,556	469,935
Marketing	10,345	5,420
Total operating expenses	15,550,585	1,410,473

Other (expenses) income:
Interest expense	(172,603)	(204,882)
Amortization on debt discount	(1,716,744)	(16,606)
Change in fair value of warrant liabilities	2,066,250	-
Impairment loss on digital assets/currencies	(3,777,785)	(162,254)
Realized gains (loss) on digital asset/currency transactions	3,054,418	(1,682)
Total other expenses	(546,464)	(385,424)

Net loss	$(15,466,585)	$(1,795,897)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(45,541)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(5,020,883)	-
Net loss attributable to common stockholders	$(20,533,009)	$(1,795,897)

Revenue

Revenue for the nine months ended September 30, 2021 and 2020 were approximately $0.8 million and $0, respectively. The increase is from our blockchain infrastructure validating revenue.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 and 2020 were approximately $146,000 and $0, respectively. The increase is from our blockchain infrastructure validating operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendor.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 and 2020 were approximately $15.6 million and $1.4 million, respectively. The increase is primarily due to the issuance of 1.2 million options, 0.7 million of which vested during the nine months ended September 30, 2021, and issuance of 340,782 RSUs, 290,000 of which vested during the nine months ended September 30, 2021, rendering $13.3 million in stock-based compensation expense.

Other Expenses

Other expenses for the nine months ended September 30, 2021 and 2020 was approximately $0.5 million and $0.4 million, respectively. The increase in other expenses is primarily due to a $3.8 million impairment loss on digital assets/currencies and $1.7 million amortization of debt discount and interest expense on our convertible notes, partially offset by $3.1 million in realized gains on digital assets/currency transactions.

Net loss

Net loss for the nine months ended September 30, 2021 and 2020 was approximately $15.5 million and $1.8 million, respectively. The increase is primarily due to increase of operating expenses, as mentioned above.

Net loss attributable to common stockholders

We incurred approximately $46,000 and $0 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock, and $5.0 million and $0 of deemed dividends related to recognition of anti-dilution adjustment to conversion amount for Series C-2 convertible preferred stock for the nine months ended September 30, 2021 and 2020, respectively.

Digital Asset Rewards Fair Market Value

The fair market value as of September 30, 2021 of earned digital assets rewards for operating validator nodes for the nine months ended September 30, 2021 was $906,339.

Liquidity and Capital Resources

Net Cash from Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $3.9 million, which was primarily driven by a $15.5 million net loss and $5.8 million purchase of non-productive digital currencies, a $3.1 million realized gain on non-productive digital assets/currencies transaction; this was partially offset by the sale of non-productive digital assets/currencies of $4.3 million, a $3.8 million impairment loss on digital currencies, and $13.9 million in stock-based compensation.

Net cash used in operating activities was approximately $1.7 million for the nine months ended September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2020 was primarily driven by a $1.8 million net loss and $0.8 million purchase of digital currencies, and partially offset by an impairment loss on digital currencies of $0.2 million.

Net Cash from Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $9.5 million, which stemmed from the $9.5 million purchase of productive digital assets/currencies for our blockchain infrastructure validator operations.

For the nine months ended September 30, 2020, there were no investing activities.

Net Cash from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was approximately $13.5 million, which was primarily driven by approximately $3.0 million in aggregate proceeds from common stock sold under our Equity Line Purchase Agreement, $1.0 million proceeds from the issuance of convertible notes, $8.9 million in net proceeds from the issuance of common stock and warrants for cash, $0.4 million from the cash exercise of Series C Warrants, $1.1 million in proceeds from the issuance of Series C-2 convertible preferred stock, and $0.2 million in proceeds from common stock sold pursuant to the ATM Agreement.

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $1.9 million, which was primarily driven by approximately $1.4 million in aggregate proceeds from common stock sold under our Equity Line Purchase Agreement, and the issuance of a $500,000 short term convertible note payable in April 2020.

Liquidity

As of November 4, 2021, the Company had approximately $1.4 million of cash, approximately $97 million available under the ATM Agreement, and the fair market value of the Company’s liquid digital assets was approximately $8.8 million.

On September 30, 2021, we had current assets of $4.3 million, long term assets of $8.8 million, and current liabilities of $4.7 million; working capital amounted to $(0.4) million.

During the nine months ended September 30, 2021, the Company received net proceeds of approximately $14.6 million from the issuance of: Series C-2 convertible preferred stock, a convertible note, common stock and warrants issued pursuant to the Purchase agreement, common stock issued pursuant to the Equity Line Purchase Agreement, the cash exercise of warrants, and the proceeds from the common stock sold pursuant to the ATM Agreement. On September 30, 2021, the fair market value of the Company’s liquid digital assets was approximately $6.2 million. As such, the Company has adequate cash to fund operations for at least the next twelve months.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Name or Class of Investor	Date of Issuance	No. of Securities(1)	Reason for Issuance (2)
Investor Relations	January 2021	40,000	Investor Relation Services

Consultant	February 2021	65,790	Staking Solution Services

Series C-1 Holder	March 2021	19,610	Conversion of Series C-1 Preferred Stock

Legal Counsel	April 2021	4,855	In lieu of cash payment for legal services

Digital Analytics Consultant	April 2021	1,364	Digital Analytics Services

Series C-2 Holders (Related party)	September 2021	4,011,766	Conversion of Series C-2 Preferred Stock

(1)	Approximate as a result of rounding for Reverse Split. Represents shares of common stock.
(2)	Unless otherwise noted, exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation. The conversion of the Series C-1 was exempt under Section 3(a)(9) of the Securities Act.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

On November 4, 2021, Mr. Andrew Lee resigned as the Company’s Chief Financial Officer. In connection with the resignation, the Board of Directors appointed Mr. Charles Allen, the Company’s current Chairman of the Board and Chief Executive Officer as the Company’s interim Chief Financial Officer. Mr. Allen will not receive any additional compensation for his interim role as Chief Financial Officer. The Company anticipates hiring a new Chief Financial Officer by December 31, 2021.

Mr. Allen has served as our Chief Executive Officer since February 2014 and as our Chairman of the Board since September 2014. Mr. Allen previously served as the Company’s Chief Financial Officer from February 2014 until June 28, 2021.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

November 9, 2021
	By:	/s/ Charles Allen
Charles Allen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
1.1	At-The-Market Offering Agreement, dated September 14, 2021, 2020, by and between BTCS Inc. and H.C. Wainwright & Co., LLC.	8-K	9/14/21	1.1
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Designation for Series A Preferred Stock	8-K	12/9/16	3.1
3.1(f)	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock	8-K	1/22/21	3.1
3.1(g)	Certificate of Designation for Series B Convertible Preferred Stock	8-K	3/15/17	3.1
3.1(h)	Certificate of Correction to Series B Convertible Preferred Stock	8-K	3/30/17	3.1
3.1(i)	Certificate of Withdrawal of Certificate of Designation for Series B Convertible Preferred Stock	8-K	1/22/21	3.2
3.1(j)	Certificate of Designation for Series C-1 Convertible Preferred Stock	8-K	10/10/17	3.1
3.1(k)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock	8-K	12/7/17	3.2
3.1(l)	Certificate of Amendment to the Series C-1 Certificate of Designation	8-K	12/3/19	4.1
3.1(m)	Certificate of Withdrawal of Certificate of Designation for Series C-1 Preferred Stock	8-K	3/31/21	3.1
3.1(n)	Certificate of Designation for Series C-2 Convertible Preferred Stock	8-K	1/4/21	4.1
3.1(o)	Certificate of Correction to Series C-2 Convertible Preferred Stock	8-K	1/22/21	3.3
3.1(p)	Certificate of Change – Reverse Split	8-K	8/17/21	3.1
3.1(q)	Certificate of Withdrawal of Certificate of Designation with respect to the Company’s Series C-2 Preferred Stock.	8-K	10/26/21	3.1
3.2	Bylaws	S-1	5/29/08	3.2
4.1	Convertible Note dated as of January 15, 2021	8-K	1/22/21	4.1
4.2	2021 Equity Incentive Plan	10-Q	5/13/21	4.2
10.1	Form of Subscription Agreement – Series C-2 Convertible Preferred Stock	8-K	1/4/21	10.1
10.2	Series D Warrant dated January 15, 2021	8-K	1/22/21	10.1
10.3	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers and the Placement Agent+	8-K	3/4/21	10.1
10.4	Placement Agent Agreement dated March 2, 2021 by and between the Company and A.G.P./Alliance Global Partners	8-K	3/4/21	10.2
10.5	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers	8-K	3/4/21	10.3
10.6	Employment Agreement - CFO	10-Q	8/6/21	10.6
31.1	Certification of Principal Executive Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

