Form 10-K
period 2021-12-31
BTCS Inc.
filed 2022-03-11
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commissions file number 001-40792

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

Securities registered under Section 12(g) of the Exchange Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 9, 2022, the registrant had 12,549,569 shares of Common Stock, par value $0.001, issued and outstanding.  The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $31,733,268, based on the closing sales price of Common Stock of $3.99 on March 9, 2022.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

BTCS INC.

PART I

ITEM 1. BUSINESS

INTRODUCTION

BTCS is an early entrant in the Digital Asset market and one of the first U.S. publicly-traded companies to focus on Digital Assets and blockchain technologies. Through our blockchain-infrastructure operations, we secure disruptive next-generation blockchains and operate validator nodes on various proof of stake-based blockchain networks, earning rewards of additional Digital Assets by actively validating transactions on the networks. While this process is similar to Bitcoin mining the consensus mechanism is different. Now we are building on the foundation of our pre-established infrastructure with the development of a Digital Asset Platform. The first feature of the dashboard, which is an open beta, allows users to evaluate their Digital Asset portfolios from multiple exchanges on a single platform. We also are developing and plan to integrate into the platform a Staking-as-a-Service feature that, once launched, will allow users to participate in asset leveraging through securing blockchain protocols.

OUR BUSINESS

Blockchain Infrastructure

Blockchain infrastructure operations can broadly be defined as earning a reward for securing a blockchain by validating transactions on that blockchain. There are currently two main consensus mechanisms used to secure blockchains: i), proof-of-work (“PoW”), in which nodes dedicate computational resources, and ii) proof-of-stake (“PoS”), in which nodes dedicate financial resources. The intention behind both PoW and PoS is to make it practically impossible for any single malicious actor to have enough computational power or ownership stake to successfully attack the blockchain.

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

BTCS uses its blockchain infrastructure to operate validator nodes on various PoS-based blockchain networks. In connection with the validation of transactions occurring on those blockchain networks, BTCS will stake the Digital Assets native to those blockchains on its validator nodes in order to earn staking rewards. BTCS may also use its blockchain infrastructure to validate and sign transactions on behalf of customers that delegate their validation and voting rights to BTCS-operated nodes (referred to as “Staking-as-a-Service” or “StaaS”).

A StaaS provider maintains an active role in validating transactions on a given PoS network on behalf of its delegators by (1) arranging transactions using software to stake the relevant Digital Assets; (2) monitoring the nodes it is operating to ensure they remain online, ready to validate transactions; and (3) verifying transactions on the network when required to earn rewards.

Apart from Bitcoin and Ethereum, all of the Company’s Digital Asset holdings are in tokens secured by PoS or similar consensus mechanisms that allow for Delegating and asset leveraging. The Company is currently actively operating validator nodes on Ethereum’s beacon chain, Cardano, Tezos, Avalanche, Kusama and Cosmos. The Company has also staked the following tokens Polkadot, Terra, Algorand, and Solana. Building on that base, the Company plans to expand its PoS operations to secure other disruptive blockchain protocols that also allow for delegating.

The Company believes its blockchain infrastructure efforts will form the core growth for its Digital Asset Platform. The Company utilizes cloud infrastructure to operate and run its validator nodes and does not maintain its own physical assets, but may add this infrastructure in the future.

Details of the Company’s Digital Assets held can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Digital Asset Platform

The Company is also developing a proprietary Digital Asset Dashboard aimed at allowing users to evaluate their crypto portfolio holdings across multiple exchanges and chains on a single platform. The internally-developed dashboard utilizes Digital Asset exchanges’ application programming interfaces (APIs) to read user data and does not allow for the trading of assets. In addition to portfolio monitoring, we are also working to integrate a full suite of other features including decentralized exchanges, wallets, risk metrics and potentially a way for users to calculate end-of year-reports for tax purposes. We believe that increasing the number of features we offer may create a sticky user experience across multiple, interrelated products.

The Company is also currently developing and planning to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature aimed at allowing users to delegate supported cryptocurrencies through a non-custodial platform to BTCS operated validator nodes. Staking allows users to generate an annual percentage yield (“APY”) on their staked assets whereas validator node operators charge a fee on users’ staked asset rewards earned in addition to earning an APY on staked assets. In turn, the highly scalable nature of both staking Digital Assets as well as allowing users to stake Digital Assets to earn token rewards is the premise behind BTCS’ Staking-as-a-Service platform.

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

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. An online network of nodes hosts a public transaction ledger, known as a blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing its blockchain. In a cryptocurrency network, every peer node has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

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

We believe certain cryptocurrencies and Digital Assets offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

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

Alternative Digital Assets and Blockchain Technologies

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent. Other Digital Assets (commonly referred to as “altcoins”, “coins”, “tokens”, or “protocol tokens”), have been developed since the Bitcoin Network’s inception. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s interest and market share. Ethereum, Cosmos, Avalanche, Solana and other blockchains for example are designed for non-financial and next generation uses (sometimes referred to as blockchain 2.0 projects). These uses include smart contracts and distributed registers built into or built atop their respective blockchains.

Business Profile and Risks

The decision to pursue blockchain and Digital Asset businesses exposes the Company to risks associated with a new and untested strategic direction. The prices of Digital Assets have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, in 2021, Bitcoin’s low price was $28,723 and its high price was $68,789.

Government Oversight

Blockchain networks are a relatively new technological innovation and the regulatory schemes to which Digital Assets and their blockchain networks may be subject have not been fully explored or developed. Recent actions taken by the SEC in its DAO Report that certain Digital Assets may be securities and actions taken by the CFTC including its July 24, 2017 order approving the first derivative clearing organization for digital currency swaps reflects that we may face increased government regulation and oversight. As stated in this report, the SEC’s July 25, 2017 DAO Report, its Chairman’s remarks and concerns about the “Wild West” nature of the Digital Assets market and reports that its staff is issuing subpoenas, which would adversely affect the Company’s future acquisition of Digital Assets by limiting the amount of Digital Securities it may acquire and creating increased compliance and legal costs. In the future before we acquire or transact in Digital Assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or other type of security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the requirement under Investment Company Act of 1940 (the “1940 Act”) that no more than 40% of our assets (excluding cash items) constitute investment securities to avoid being deemed an investment company, we will limit the amount of Digital Securities we acquire. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Following the issuance of the DAO Report, promoters sought to evade it by callings coins “utility tokens” even where the developer retained material future services that affected the profitability and future value of the coins. The SEC quickly stopped one such initial coin offering, which clearly was intended to send a message. More recently, in August 2021 Gary Gensler, the current SEC Chairman, voiced his concerns about and continued intention to regulate Digital Assets, referring to decentralized finance, or DeFi, platforms that focus on Digital Assets as well as the Digital Assets themselves, and concluding by stating that the SEC would “continue to take our authorities as far as they go.”

The Company intends to acquire additional Digital Assets. The Company currently owns and plans to expand its Digital Asset holdings, both through staking its existing Digital Asset holdings on PoS blockchain networks and potentially through other means. In order to avoid being an inadvertent investment company within the meaning of the 1940 Act, we actively focus on ensuring that our ownership of assets that are not securities in consultation with legal counsel and that such assets always exceed 60% of our total assets excluding cash items. The ownership of Digital Assets including digital securities may change based on the definition of a security under the Securities Act of 1933 (the “Securities Act”) and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract.

In addition to the securities laws and investment company considerations, as our business model and operations continue to evolve, including our Digital Asset platform and its functionality, we may become subject to additional laws and regulations. For example, to the extent we collect, analyze, distribute, or otherwise use data concerning individuals or entities and their holdings and transactions, we may become subject to the ever-growing number of data privacy and security laws within and without the U.S. which often have far-reaching implications for businesses. In general these laws require disclosure and preventative measures designed to protect users from unauthorized access or disclosure of their personal information, and impose fines and sanctions for failure to comply with their requirements.

Many Digital Assets have also been subject to skepticism due to concerns about the high energy consumption used in mining on blockchain networks. For example, in September 24, 2021, China declared all transactions in and mining of cryptocurrencies, including Bitcoin, illegal based on concerns of high energy consumption. While our focus is currently on PoS blockchain networks which use relatively lower amounts of energy when compared to PoW, future regulations may arise in response to these concerns that could apply to us and the Digital Asset industry as a whole.

Given the growing interest by regulators and other stakeholders, we anticipate that legislation and regulation of cryptocurrencies and other Digital Assets is forthcoming in the future. In 2021 Congress introduced 35 bills related to cryptocurrencies and blockchain technologies. At the state level in the U.S., 33 states and Puerto Rico had pending cryptocurrency-related legislation in the 2021 legislative session, and 17 states enacted legislation or adopted resolutions pertaining to cryptocurrencies in 2021.

Given the above developments, both our current and planned operations, and the Digital Asset industry in general, continue to be subject to expanding, complex and uncertain government oversight. See “Risk Factors” beginning on page 16 and “Business” beginning on page 3 for more information.

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

COMPETITION

The Company’s current and future competition for our Digital Asset Platform and Staking-as-a-Service feature is centered on the following areas:

●	Exchange based companies, such as Coinbase, Kraken, eToro and Binance, which provide Digital Asset custodial solutions and staking to users with certain eligible Digital Assets held on those exchanges. These exchanges have more robust customer bases to attract integrated staking services and may have more resources to enhance their platforms in the future;
●	other Digital Asset focused companies, such as Blockdaemon, Allnodes, Everstake, Bison Trails (acquired by Coinbase), Staked (acquired by Kraken), Figment, Foundry, and Stakefish, that offer non-custodial Digital Asset staking and run validator nodes;
●	other mobile applications, websites, niche aggregation sites, which offer similar analytic services, such as BNCpro, CoinTracker, Koinly, and Rotki;
●	providers of mobile applications and websites, that offer secure storage solutions for Digital Assets;
●	existing financial service firms and data analytics firms serving traditional asset markets that choose to offer data analytic solutions for Digital Assets; and
●	Digital Asset focused companies that offer exchange, payment processing, and financial services for Digital Assets.

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

ASSETS

The Company’s primary assets consist of its Digital Assets and cash as well as its human capital and intellectual property noted below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

Our business depends in large part on our proprietary technology, particularly with regards to our Digital Asset platform and validator node operations, and our brand. We rely on, and expect to continue to rely on, a combination of trademark, domain name, and trade secret and laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and intellectual property rights.

GROWTH STRATEGY

Digital Asset Platform Development

The Company is currently internally developing a proprietary Digital Asset Platform aimed at allowing users to evaluate their crypto portfolio holdings across multiple exchanges and chains on a single platform. The internally-developed dashboard utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets. Our strategy has three key phases: first develop a robust platform and open it to public beta testing, second once the platform is open acquire users, and third monetize the platform. Our current focus is on developing the platform. The first feature of the dashboard, which allows users to evaluate their Digital Asset portfolios from multiple exchanges on a single platform, is currently in an open beta.

In addition to portfolio monitoring, we are also working to integrate a full suite of other features including decentralized exchanges, wallets, risk metrics and potentially a way for users to calculate end-of year-reports for tax purposes.

The Company is also currently developing and plans to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature aimed at allowing users to delegate supported cryptocurrencies through a non-custodial platform to BTCS operated validator nodes. Staking allows users to generate an annual percentage yield (“APY”) on their staked assets whereas validator node operators charge a fee on users’ staked asset rewards earned in addition to earning an APY on staked assets. In turn, the highly scalable nature of both staking Digital Assets as well as allowing users to stake Digital Assets to earn token rewards is the premise behind BTCS’ Staking-as-a-Service platform.

We believe that increasing the number of features we offer may create a sticky user experience across multiple, interrelated products.

HUMAN CAPITAL RESOURCES

We currently have four employees and no part time employees. We consider our relations with our employees to be excellent. See the Risk Factor on page 16 regarding certain of our executive officers.

CAPITALIZATION

The following table details the Company’s capitalization as of March 9, 2022.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	12,549,569
Restricted Stock Units Issued (Not Vested)	1,770,741
Options to purchase Common Stock (weighted average exercise price of $2.14)	1,235,000
Warrants to purchase Common Stock (weighted average exercise price of $14.85)	962,794
Total Shares Diluted	16,518,104

The table above describes the shares of Common Stock which are outstanding and/or are issuable under outstanding securities. The table above does not include any unvested restricted stock units.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements, including our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our Digital Asset Platform, our plans and development of our Digital Asset Dashboard and the integration of Staking-as-a-Service, our Digital Asset treasury strategy, our belief regarding blockchain, and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors below. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES.

As of the date of this report, the Company did not have any owned or leased properties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is listed and traded on the Nasdaq Stock Market under the symbol “BTCS”. The last reported sale price of our Common Stock on March 9, 2022 was $3.99.

HOLDERS

As of March 9, 2022, there were 118 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

DIVIDENDS

We have not paid any cash dividends through December 31, 2021. On January 5, 2022, the board of directors of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company. The dividend is payable to holders of record as of the close of business on March 17, 2022. Shareholders are being provided the option to receive proceeds of their dividend payable in either cash or Bitcoin. The Bividend and cash equivalent dividend for those not electing to receive a Bividend will be paid as soon practical after the record date. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (the “SEC”), during the year ended December 31, 2021, we have issued securities without registration under the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Executive Officers and Non-Employee Director (1)	January 1, 2021	275,000 shares of restricted stock units	Performance awards

Non-Employee Directors (1)	April 1, 2021	15,000 shares of restricted stock units	Performance awards

Executive officer (1)	December 1, 2021	29,363 shares of restricted stock units	Compensation for services

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to an accredited investor and there was no general solicitation.

ITEM 6. [RESERVED]

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

OVERVIEW

BTCS is an early entrant in the Digital Asset market and one of the first U.S. publicly-traded companies to focus on Digital Assets and blockchain technologies. Through our blockchain-infrastructure operations, we secure disruptive next-generation blockchains and operate validator nodes on various proof of stake-based blockchain networks, earning rewards of additional Digital Assets by actively validating transactions on the networks. While this process is similar to Bitcoin mining the consensus mechanism is different. Now we are building on the foundation of our pre-established infrastructure with the development of a Digital Asset Platform. The first feature of the dashboard, which is an open beta, allows users to evaluate their Digital Asset portfolios from multiple exchanges on a single platform. We also are developing and plan to integrate into the platform a Staking-as-a-Service feature that, once launched, will allow users to participate in asset leveraging through securing blockchain protocols.

Blockchain Infrastructure

Blockchain infrastructure operations can broadly be defined as earning a reward for securing a blockchain by validating transactions on that blockchain. There are currently two main consensus mechanisms used to secure blockchains: i) proof-of-work (“PoW”), in which nodes dedicate computational resources, and ii) proof-of-stake (“PoS”), in which nodes dedicate financial resources. The intention behind both PoW and PoS is to make it practically impossible for any single malicious actor to have enough computational power or ownership stake to successfully attack the blockchain.

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

BTCS uses its blockchain infrastructure to operate validator nodes on various proof of stake-based blockchain networks. In connection with the validation of transactions occurring on those blockchain networks, BTCS will stake the Digital Assets native to those blockchains on the validator nodes it operates in order to earn staking rewards. BTCS may also use its blockchain infrastructure to validate and sign transactions on behalf of customers that delegate their validation and voting rights to BTCS-operated validator nodes (referred to as “Staking-as-a-Service” or “StaaS”).

A StaaS provider maintains an active role in validating transactions on a given PoS network on behalf of its delegators by (1) arranging transactions using software to stake the relevant Digital Assets; (2) monitoring the nodes it is operating to ensure they remain online, ready to validate transactions; and (3) verifying transactions on the network when required to earn rewards.

Apart from Bitcoin and Ethereum, all of the Company’s Digital Asset holdings are in tokens secured by PoS or similar consensus mechanisms that allow for Delegating and asset leveraging. The Company is currently actively operating validator nodes on Ethereum’s beacon chain, Cardano, Tezos, Avalanche, Kusama, and Cosmos. The Company has also staked the following tokens Polkadot, Terra, Algorand, and Solana. Building on that base, the Company plans to expand its PoS operations to secure other disruptive blockchain protocols that also allow for delegating.

The Company believes its blockchain infrastructure efforts will form the core growth for its Digital Asset Platform. The Company utilizes cloud infrastructure to operate and run its validator nodes and does not maintain its own physical assets, but may add this infrastructure in the future.

The Company currently holds the following Digital Assets which are core to its blockchain infrastructure efforts. The table also includes Bitcoin which is not core to our infrastructure operations.

Digital Assets Held at Period End

Asset	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2	2021Q3	2021Q4
Bitcoin (BTC)	20.6	54.3	63.6	66.9	90.0	90.0	90.0	90.0
Ethereum (ETH)	985.0	2,304.6	2,554.7	2,674.2	7,732.5	7,878.6	7,992.4	8,097.6
Cardano (ADA)						257,757.4	257,757.4	257,757.4
Kusama (KSM)						123.4	374.2	374.2
Tezos (XTZ)						14,965.6	24,171.9	24,504.2
Solana (SOL)							4,787.5	4,778.6
Polkadot (DOT)							8,032.1	8,032.1
Terra (Luna)							3,584.2	3,584.2
Cosmos (Atom)							3,072.4	3,072.4
Polygon (Matic)							67,114.1	67,114.1
Avalanche (Avax)							2,024.7	2,072.8
Algorand (Algo)							50,583.9	51,102.6

Fair Market Value of Digital Assets at Period End

Asset	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2	2021Q3	2021Q4
Bitcoin (BTC)	$132,831	$496,027	$686,580	$1,962,572	$5,302,695	$3,153,675	$3,941,180	$4,167,579
Ethereum (ETH)*	$131,582	$521,552	$919,748	$1,976,126	$14,833,709	$17,920,148	$23,990,541	$29,820,477
Cardano (ADA)						$356,600	$545,028	$337,716
Kusama (KSM)						$26,501	$123,957	$103,866
Tezos (XTZ)						$45,495	$146,914	$106,679
Solana (SOL)							$675,373	$813,791
Polkadot (DOT)							$229,558	$214,616
Terra (Luna)							$138,351	$306,353
Cosmos (Atom)							$111,252	$99,761
Polygon (Matic)							$75,644	$169,604
Avalanche (Avax)							$135,191	$226,499
Algorand (Algo)							$82,381	$84,830
Total	$264,413	$1,017,579	$1,606,328	$3,938,698	$20,136,404	$21,502,420	$30,195,370	$36,451,772
QoQ Change	-4%	285%	58%	145%	411%	7%	40%	21%
YoY Change				1,327%	7,516%	2,013%	1,780%	825%

* Approximately 9 ETH is not staked on Ethereum 2.0’s Beacon Chain.

Prices of Digital Assets at Period End

Asset	2020Q1	2020Q2	2020Q3	2020Q4	2021Q1	2021Q2	2021Q3	2021Q4
Bitcoin (BTC)	$6,438.64	$9,137.99	$10,787.63	$29,325.50	$58,918.83	$35,040.84	$43,790.89	$46,306.45
Ethereum (ETH)*	$133.59	$226.31	$360.02	$738.95	$1,918.36	$2,274.55	$3,001.68	$3,682.63
Cardano (ADA)						$1.38	$2.11	$1.31
Kusama (KSM)						$214.79	$331.24	$277.55
Tezos (XTZ)						$3.04	$6.08	$4.35
Solana (SOL)							$141.07	$170.30
Polkadot (DOT)							$28.58	$26.72
Terra (Luna)							$38.60	$85.47
Cosmos (Atom)							$36.21	$32.47
Polygon (Matic)							$1.13	$2.53
Avalanche (Avax)							$66.77	$109.27
Algorand (Algo)							$1.63	$1.66

Digital Asset Platform

The Company is also developing a proprietary Digital Asset Platform aimed at allowing users to evaluate their crypto portfolio holdings across multiple exchanges and chains on a single platform. The internally-developed dashboard utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets. In addition to portfolio monitoring, we are also working to integrate a full suite of other features including decentralized exchanges, wallets, risk metrics and potentially a way for users to calculate end-of year-reports for tax purposes. We believe that increasing the number of features we offer may create a sticky user experience across multiple, interrelated products.

The Company is also currently developing and plans to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature aimed at allowing users to delegate supported cryptocurrencies through a non-custodial platform to BTCS operated validator nodes. Staking allows users to generate an annual percentage yield (“APY”) on their staked assets whereas validator node operators charge a fee on users’ staked asset rewards earned in addition to earning an APY on staked assets. In turn, the highly scalable nature of both staking Digital Assets as well as allowing users to stake Digital Assets to earn token rewards is the premise behind BTCS’ Staking-as-a-Service platform.

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

Non-GAAP financial measure

In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance and the economic realities of our business. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense (including stock-based compensation issued to service providers), which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude, depreciation and amortization, interest expense, change in fair value of warrant liabilities, and stock-based compensation expense (including stock-based compensation issued to service providers). Adjusted EBITDA presented does not include adjustments for impairment of intangible Digital Assets.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	For the years ended
	December 31,
	2021	2020

Net income (loss)	$(16,049,583)	$(2,556,094)
Adjusted to exclude the following:
Depreciation and amortization	1,868,997	355,546
Interest expense	186,740	48,231
Change in fair value of warrant liabilities	(3,918,750)	-
Stock-based compensation	15,457,473	-
Adjusted EBITDA	$(2,455,123)	$(2,152,317)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the years ended
	December 31,		$ Change	% Change
	2021	2020	2021	2021

Revenues
Validator revenue	$1,213,284	$-	$1,213,284	N/A	%
Total revenues	1,213,284	-	1,213,284	N/A

Cost of revenues
Validator expense	268,346	-	268,346	N/A
Gross profit	944,938	-	944,938	N/A

Operating expenses:
General and administrative	$1,590,707	$421,434	$1,169,273	277%
Research and development	712,736	45,450	667,286	1,468
Compensation and related expenses	15,583,258	1,513,015	14,070,243	930
Marketing	180,290	6,350	173,940	2,739
Total operating expenses	18,066,991	1,986,249	16,080,742	810

Other (expenses) income:
Interest expense	(186,740)	(48,231)	(138,509)	287
Amortization on debt discount	(1,868,059)	(354,432)	(1,513,627)	427
Change in fair value of warrant liabilities	3,918,750	-	3,918,750	N/A
Impairment loss on digital assets/currencies	(3,845,899)	(165,331)	(3,680,568)	2,226
Realized gains (loss) on digital asset/currency transactions	3,054,418	(1,851)	3,056,269	165,114
Total other income (expenses)	1,072,470	(569,845)	1,642,315	288

Net loss	$(16,049,583)	$(2,556,094)	(13,493,489)	528

Validator Revenue

Revenue for the years ended December 31, 2021 and 2020 were approximately $1.2 million and $0, respectively. The increase is from our blockchain infrastructure validating revenue as the Company began operating validator nodes during 2021. We believe revenues will increase as the Company continues to expand its blockchain infrastructure efforts.

Cost of Revenues

Cost of revenues for the years ended December 31, 2021 and 2020 were approximately $0.3 million and $0, respectively. The increase is from our blockchain infrastructure validating operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin will improve as we add scale to our blockchain infrastructure operations, leading to improved gross profits.

Operating expenses

Operating expenses for the years ended December 31, 2021 and 2020 were approximately $18.0 million and $2.0 million. The increase is primarily from $15.6 million non-cash contingent bonuses being earned for the achievement of performance milestones as well as $0.7 million in research and development expenses for development of our Digital Asset Platform. We believe operating expenses will remain consistent as the Company continues to utilize equity-based bonus incentives as a core part of its compensation strategy.

Other Income (Expenses)

Other income (expenses) for the year ended December 31, 2021 and 2020 was approximately $1.1 million and $(0.6) million, respectively. The increase in other income is primarily from $4.0 million change in fair value of warrant liabilities and $3.1 million realized gain on Digital Asset/currency transactions and is partially offset by $1.9 million amortization on convertible notes debt discounts and $3.8 million impairment of our Digital Asset holdings.

Net loss

Net loss for the years ended December 31, 2021 and 2020 were approximately $16.0 million and $2.6 million. The increase is primarily due to increase of both operating expenses and other expenses as discussed above.

Net loss attributable to Common Stockholders

We incurred approximately $46,000 and $0 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock, and $5.0 million and $0 of deemed dividends related to recognition of anti-dilution adjustment to conversion amount for Series C-2 convertible preferred stock for the years ended December 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Recent Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500 million (the “Shares”). During the year ended December 31, 2021, the Company sold a total of 466,791 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $2,979,000 at an average selling price of $6.38 per share, resulting in net proceeds of approximately $2,882,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2021, the Company had approximately $3.1 million of liquid Digital Assets (i.e. non-staked) and $1.4 million of cash compared to $1.0 million of liquid Digital Assets and $0.5 million cash at December 31, 2020.

As of December 31, 2021, we held approximately 90 bitcoins that composed a majority of our non-staked liquid Digital Asset balance. We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The Bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the Bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

We view our crypto asset investments as long-term holdings and we do not plan to engage in regular trading of crypto assets. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of March 9, 2022, the Company had approximately $3.0 million of cash and the fair market value of the Company’s liquid Digital Assets was approximately $11.6 million. The Company had no notes payable or any other long-term debt outstanding. As of March 9, 2022, the Company also has approximately $18.2 million available under the At the Market Offering Agreement over the next twelve months under the Form S-3 baby shelf rules. The Company believes that the existing cash and liquid Digital Assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was $4.9 million during the year ended December 31, 2021 compared to $3.0 million during the year ended December 31, 2020.

Cash used in investing activities was $9.5 million during the year ended December 31, 2021 compared to $0 million for the year ended December 31, 2020. Net cash outflow for investing activities was used primarily for the purchase of Digital Assets for blockchain infrastructure operations.

Cash provided by financing activities was $15.2 million during the year ended December 31, 2021 compared to $3.4 million for the year ended December 31, 2020. This increase was primarily from proceeds from the issuance of: Series C-2 convertible preferred stock ($1.1 million), a convertible note ($1.0 million), Common Stock and warrants issued pursuant to the Purchase agreement ($8.7 million), Common Stock issued pursuant to the Equity Line Purchase Agreement ($3.0 million), the cash exercise of warrants ($0.4 million), and the proceeds from the Common Stock sold pursuant to the ATM Agreement ($2.8 million). This was partially offset by $2 million repayment of convertible notes during the year. The Company has plans to continue to raise proceeds from the sale of Common Stock and issuance of debt to fund operations as needed.

Off Balance Sheet Transactions

As of December 31, 2021, there were no off balance sheet arrangement and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting Treatment of Digital Assets

The Company accounts for its Digital Assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles –Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Digital Assets held are included in the balance sheets as either current assets or other assets if they are staked and locked up for over one year. The Company’s Digital Assets are initially recorded at fair value upon receipt (or “carrying value”). The fair value of Digital Assets is determined using the average U.S. dollar spot price of the related Digital Asset. On a quarterly basis, Digital Assets are measured at carrying value, net of any impairment losses incurred since receipt. The Company will record impairment losses as the fair value falls below the carrying value of the Digital Assets at any time during the period, as determined using the lowest U.S. dollar spot price of the related Digital Asset subsequent to its acquisition. The Digital Assets can only be marked down when impaired and not marked up when their value increases.

Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $3.8 million and $0.2 million related to Digital Assets during the years ended December 31, 2021 and December 31, 2020, respectively.

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on Digital Assets of approximately $3.1 million and ($2,000) during the years ended December 31, 2021 and December 31, 2020, respectively.

The presentation of purchases and sales of Digital Assets on the Statement of Cash Flows is determined by the nature of the Digital Assets, which can be characterized as productive (i.e. purchased for purposes of staking) or non-productive. The purchase of non-productive Digital Assets and currencies are included as an operating activity, whereas the purchase of productive Digital Assets and currencies are included as investing activities in accordance with ASC 230-10-20 Investing activities. Productive Digital Assets that are staked with a lock-up period of less than 12 months are presented on the Balance Sheet as current assets. Staked Digital Assets with remaining lock-up periods of greater than 12 months are presented as long-term other assets on the Balance Sheet.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through staking rewards.

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

Share-based payment awards exchanged for services are accounted for at the fair value of the award on the estimated grant date. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options often vest over a one-year period.

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

Expected Dividend - The Company has not historically declared or paid any cash dividends on its common shares and does not plan to pay any recurring cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Recent Accounting Pronouncements

See Note 3 to the financial statements for a discussion of recent accounting standards and pronouncements.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our Common Stock could decline and investors could lose all or part of their investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We have a limited operating history, particularly with respect to our developing blockchain infrastructure solutions business, Digital Asset platform and potential staking-as-a -service operations

●	We have a history of operating losses and expect to continue to experience operating losses in future periods.

●	We have an evolving business model which we may be unable to develop, adapt or execute effectively, and we may be unable to manage our growth or implement our business plan as intended or at all.

●	We are highly dependent on our executive officers, particularly Charles Allen, our Chairman and Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer, and the loss of the services of these individuals or other key personnel could materially harm our business.

●	Our critical accounting policies may prove to be incorrect, we may need to implement additional finance and accounting systems, procedures and controls, and we face challenges inherent in operating a Digital Asset business which is subject to evolving accounting treatment for which there is limited precedent.

●	We may be subject to regulatory actions, private causes of actions such as intellectual property infringement claims, and restrictions and limited access to baking and financial services due to our operations in the Digital Asset industry.

●	We face uncertainty arising from large scale events including the recent Omicron variant of the COVID-19 virus and Russia’s invasion of Ukraine.

●	A particular Digital Asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to correctly characterize a Digital Asset, we may be subject to regulatory scrutiny, investigations, fines, sanctions, penalties and other adverse consequences, including potentially becoming subject to the Investment Company Act of 1940 which would impose significant regulatory burdens and compliance costs.

●	Digital Assets and our related activities are characterized by numerous other risks and uncertainties, including the possibility for adverse regulatory developments such as bans or restrictions, theft, fraud, hacking, manipulation or malicious coding, price volatility, inaccurate mining pool calculations, the potential for one cryptocurrency to branch into two, variations among and the potential for adverse changes to blockchain algorithms, and other external forces beyond our control described more fully below.

●	The future development and growth of Digital Assets such as cryptocurrencies is subject to a variety of factors that are difficult to predict and evaluate, and the market for the Digital Assets we obtain and hold may not grow as we expect or the prices may decline, including due to political or economic crises or other factors which we neither predict nor control.

●	The Digital Asset space is subject to continuous regulatory uncertainty, and any adverse regulatory changes or other developments with respect to our operations or the Digital Assets with which we transact may require us to alter our business model or suspend or cease some or all of our operations.

●	Our focus on PoS blockhain networks exposes us to risk of loss due to features unique to those networks, including by virtue of being locked in by smart contracts such that we cannot liquidate a portion of the relevant Digital Assets for a period of time during and after the staking process, during which the price or value of the Digital Assets may depreciate.

●	We are reliant on a single service provider for cloud computing infrastructure deployed in our blockchain infrastructure solutions business, and are therefore exposed to the risks which may arise from potential adverse developments that may be caused or experienced by such service provider.

●	Our Digital Asset platform is still under development and may never be commercialized, and its current or potential additional functions may expose us to additional risks such as cybersecurity threats and the application of data privacy and security laws which are onerous, and could give rise to penalties, compliance costs and other losses or expenses.

●	Our stock price may be subject to significant volatility due to a variety of factors, many of which are beyond our control, including its potential connection to the price of one or more of the Digital Assets with which we are or may become involved.

Risks Related to Our Company

We have a limited operating history, particularly with respect to our new blockchain infrastructure operations which recently commenced and our planned platform and potential Staking-as-a-Service operations that are still under development, and we have a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history, and only recently commenced our new blockchain infrastructure operations in 2021. Further, we lack an operating history with respect to our planned additional Digital Asset Platform functions and a potential separate Staking-as-a-Service operations, each of which are still in the development stages and may never be fully developed and commercialized as intended or at all. In addition, the PoS blockchain networks on which our operations are centered are a relatively new and evolving means of validating Digital Asset transactions. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations in general, and in the Digital Assets industry in particular with itself remains a relatively new space imbued with risk and uncertainty. We have generated net losses of $16.0 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model which we may be unable to develop, adapt or execute effectively.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In 2017, the SEC issued a DAO Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve in the future as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. For example, a main component of our current business objective is developing a comprehensive Digital Asset analytics platform which enables users to perform or utilize a variety of functions related to Digital Assets, such as portfolio monitoring, risk assessment and potentially tax preparation all in one place in the hopes of attracting, maintaining and growing a customer base in the long term. However, our investments into and efforts with respect this goal may not come to fruition, including due to adverse developments in regulatory, technological, competitive or other aspects that are beyond our control. We cannot offer any assurance that our current business plan or any other modifications or undertakings with respect thereto will be successful or will not result in harm to the business. In addition, we may not be able to manage our growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. If we are unable to effectively develop, execute and adjust our business plan, or successfully manage our growth, you could lose some or all of your investment.

The loss of our executive officers could have a material adverse effect on us.

Our success depends on the continued services of our executive officers, particularly Charles Allen, our Chairman and Chief Executive Officer, and Michal Handerhan, our Chief Operating Officer, who have extensive market knowledge and long-standing industry relationships. In particular, our reputation among and our relationships with key Digital Asset industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of either Charles Allen or Michal Handerhan, could diminish our business and growth opportunities and our relationships with key leaders in the Digital Asset industry and could have a material adverse effect on us.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements and such further requirements may increase our costs and require additional management time and resources. For example, many Digital Assets, including those on PoS blockchain networks with which we are or may become involved, demonstrate novel and unique accounting challenges, including due to smart contracts affecting the underlying Digital Assets. For the fiscal year ended December 31, 2020, our internal control over financial reporting was determined to be ineffective, and while management believes the deficiencies have been remediated as of December 31, 2021, similar deficiencies could arise in the future. Any such deficiencies, should they arise, could cause investors to lose confidence in our reported financial information, negatively affect the market price of our Common Stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Additional complexities can arise with respect to Digital Asset operations. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Since there has been limited precedence set for financial accounting of Digital Assets other than Digital Securities, it is unclear how we will be required to account for Digital Asset transactions in the future.

Since there has been limited precedence set for the financial accounting of Digital Assets other than Digital Securities, it is unclear how we will be required to account for Digital Asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements as has happened in the past. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item. 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, and the valuation of stock-based awards and Digital Assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Common Stock.

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

We may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. We expect this risk to increase as we continue to develop and roll-out additional functions in our Digital Asset Platform and potential StaaS operations in the future. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Digital Asset and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

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

Because of the uncertainty arising from the recent strain of the COVID-19 virus, we may sustain a material adverse effect on our business, results of operations, financial condition and future prospects depending upon a variety of factors.

The global COVID-19 pandemic and the unprecedented actions taken by U.S. federal, state and local governments and governments around the world in order to stop the spread of the virus had a profound impact on the U.S. and global economy, disrupting global supply chains and creating significant volatility in the oil and gas markets.

Although according to the information of the U.S. Bureau of Economic Analysis, the U.S. economy recovered to pre-pandemic levels in the second quarter of 2021 as vaccine rollout and federal aid fueled a surge in consumer spending, there is no guarantee that this growth will be sustained or will not be reversed as the result of the emergence of new variants of the virus, which could be significantly more contagious and cause more severe symptoms, including the Omicron variant. The spread of the Omicron variant and the surge in infections has in the past and may in the future create adverse effects upon our economy and our business. For example, the pandemic, including the recent Omicron variant, has delayed our development efforts with respect to out Digital Asset Platform. It is difficult to project how the pandemic will affect us in the future and whether it will have adverse effects upon the economy or the Company.

Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, we may have to deal with a recessionary economy and economic uncertainty including possible adverse affects upon the Digital Asset market and our Common Stock.

As a result of the Russian invasion of Ukraine, certain events are beginning to affect the global and U.S. economy including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon our industry. We cannot predict how this will affect our business, our Common Stock price or the market for Digital Assets but the impact may be adverse.

Risks Related to Digital Assets

A particular Digital Asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a Digital Asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain Digital Assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given Digital Asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular Digital Asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only Digital Assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other Digital Asset. With respect to all other Digital Assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular Digital Asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given Digital Asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Several foreign jurisdictions have taken a broad-based approach to classifying Digital Assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain Digital Assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of Digital Assets as “securities,”

The classification of a Digital Asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a Digital Asset that is a security in the U.S. may generally only be offered or sold in the U.S. pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in Digital Assets that are securities in the U.S. may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade Digital Assets that are securities in the U.S. are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system, or ATS, in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

While we do not currently, nor do we plan to, offer, sell, trade, and clear Digital Assets or take custody of others Digital Assets as part of any potential Staking-as-a-Service operations we may undertake, however, Digital Assets we stake and validate transactions for could be deemed to be a “security” under applicable laws. Our blockchain infrastructure operations which entails securing blockchains by processing and validating blockchain transactions (most analogous to Bitcoin mining or operating a Bitcoin mining pool) could be construed as facilitating transactions in Digital Assets; as such we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a blockchain we secure is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to secure blockchains.

We are currently seeking legal guidance on the implications of running public validator nodes for delegated proof-of-stake blockchains. Pending that determination, we have disabled the blockchain networks we secure from making payouts to those who delegate to our validator nodes and do not plan to enable such payments unless and until we have received satisfactory legal guidance. We believe that this plan reflects a comprehensive and thorough process to facilitate the application of legal guidance once available to Digital Assets to make an informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of Digital Assets is a complex and often unpredictable process and subject to change, and staking and securing a blockchain, while similar to Bitcoin mining, does not guarantee any conclusion under the U.S. federal securities laws, particularly given that each Digital Asset and blockchain network is unique. Therefore, if we do conclude that a particular Digital Asset is not a security on advice of our legal counsel, and the SEC or other government agencies or courts disagree with this assessment, we could be held liable for violation of securities laws. In addition, new laws may be implemented that prevent or hinder us from operating in the manner we currently conduct our business or plan to conduct our business, in which case our business may be materially harmed.

Further, if any Digital Asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such Digital Asset. For instance, the networks on which such Digital Assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the Digital Asset. Also, such a development may make it difficult for such supported Digital Asset to be traded, cleared, and custodied as compared to other Digital Asset that are not considered to be securities.

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

Under the 1940 Act, a company may be deemed an investment company under if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. Digital Assets we may own in the future may be determined to be Digital Securities by the SEC or a court. Additionally, one or more states may conclude Bitcoin, Ethereum, or other Digital Assets held by us in the future are securities under state securities laws which would require registration under state laws including merit review laws. For example, California defines the term “investment contract” more strictly than the SEC.

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network, or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example.

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

Bitcoin has forked at least three times and additional forks may occur in the future which may affect the value of Bitcoin held by the Company.

Since August 1, 2017, Bitcoin’s blockchain was forked at least three times, each time creating new cryptocurrencies such as Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new blockchain being created with a shared history, and a new path forward. The value of the newly created Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created Digital Assets. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

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

A number of Digital Asset Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Exchanges. While smaller Exchanges are less likely to have the infrastructure and capitalization that make larger Exchanges more stable, larger Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). A lack of stability in an Exchange Market and the closure or temporary shutdown of larger Digital Asset Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in Digital Assets overall and result in greater volatility in Digital Asset values. These potential consequences of an Exchange’s failure could adversely affect an investment in us.

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

Geopolitical or economic crises may motivate large-scale sales of Digital Assets, which could rapidly decrease the price of Digital Assets. For example, market analysts have indicated that in some cases, such as during large scale adverse economic events, trading and market prices of cryptocurrencies such as Bitcoin and Ethereum have correlated to some extent with the movement of equity markets, regardless of the stock or asset class. For example, in March 2020, as global shutdowns ramped up in response to the COVID-19 pandemic, the price of Bitcoin plummeted together with stock prices globally. This trend is contrary to a commonly held conception that buying and holding cryptocurrencies can be used as a “hedge” to investing in the more conventional equity markets, and may eventually result in diminished popularity of cryptocurrencies or Digital Assets in general by the public. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Digital Assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

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

As Digital Assets have grown in both popularity and market size, governments around the world have reacted differently to Digital Assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. In addition, lawmakers and regulators continue to focus in on the evolving world of Digital Assets, with a view towards designing and implementing an appropriate regulatory framework. For example, in November 2021, President Biden’s Working Group on Financial Markets, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency, issued a joint report that recommended legislation that would subject issuers and wallet providers for stablecoins, described as Digital Assets that are designed to maintain a stable value relative to a national currency or other reference asset, to increased federal oversight. There are substantial uncertainties on how these or other requirements that may arise would apply in practice, and we may face substantial compliance costs to adjust our current or future operations and product offerings to react to and comply with any laws and regulations which may result. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

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

The Office of Financial Assets Control of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Additionally, the U.S Department of Treasury recently has added sanctions that prevent U.S. persons from using cryptocurrencies to circumnavigate financial sanctions placed on Russia.

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

We may suffer losses due to staking, delegating, and other related services.

Digital Assets which utilize PoS consensus mechanisms enable holders to earn rewards by operating nodes and participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks. We stake certain of our Digital Assets and operate nodes on blockchain networks through our transaction verification services business segment. Most PoS networks require Digital Assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validators, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our Digital Assets may be irretrievably lost. In addition, most PoS blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the node operator acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. Slashing penalties can apply due to prolonged inactivity on the blockchain network and inadvertent errors such as computing or hardware issues, as well as more serious behavior such as intentional malfeasance. If we are slashed by the underlying blockchain network, our Digital Assets may be confiscated, withdrawn, or burnt by the network, resulting in permanent losses. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, and adversely impact our business.

Our blockchain infrastructure operations, including Company owned and run validator nodes on PoS blockchains, are subject to concentration risk as they are consolidated on Amazon Web Services

The development and operation of the Company’s validator nodes for staking, as well as the development of the Digital Asset Platform, is hosted on cloud computing by Amazon Web Services (“AWS”). The consolidation of our proprietary technology on AWS subjects the Company to cyber security and other risks that face AWS. We have limited control over AWS, the services it provides us and the safety and security measures related thereto. If AWS fails to maintain the continuous functionality or security of its networks and related hardware on which we rely for our operations, we may be unable to meet our continued obligations or generate revenue we otherwise would, and could suffer substantial losses. For example, some PoS networks implement the slashing penalties described above, wherein the Digital Assets that were staked to allow us to participate in the validation process are taken away from us, if a validator node on which the Digital Asset is staked is offline for a certain amount of time. Additionally, if our or our users’ Digital Assets become subject to unauthorized access or theft due to a cybersecurity breach or any security weaknesses experienced or existing in AWS’s systems, we could experience significant losses, both directly and/or from resulting claims against us by the customer, as well as reputational harm and lost customer relationships. If any of the foregoing or other adverse developments occur as a result of our reliance on a single service provider for our PoS validating operations, it could have a material adverse effect on our business, financial condition and results of operations.

Digital Assets staked on Proof of Stake blockchains are locked in smart contracts and may not be accessible and liquid.

Digital Assets which utilize PoS consensus mechanisms are locked in smart contracts while staked which limits liquidity of the underlying Digital Asset. This is because under PoS network protocols, in order to participate in the staking process validators such as us are required to enter into smart contracts which, among other things, require the validator to continue to keep a specified number of the Digital Assets owned by the validator “locked-up” in the network for a specified period of time before they can again be sold or transferred by such validator. This lock-up period often extends beyond the time at which the transaction is validated. We currently stake certain of our Digital Assets and operate nodes on blockchain networks through our blockchain infrastructure services business. During times of high volatility or downturns, which are common among Digital Assets for many reasons including those described elsewhere in these Risk Factors, we may be unable to liquidate certain Digital Assets to the extent desired. Further Ethereum staked on Ethereum’s Beacon Chain is locked in a smart contract until Ethereum transitions to its PoS beacon chain and a market exists. We currently carry our staked Ethereum as a non-current long-term asset on our balance sheet. Staked Digital Assets which can be unlocked from a smart contract in less than one year are carried as current assets on our balance sheet. As such we may experience large losses when and if we are able to liquidate our Digital Assets as a result of continued volatility, further if we are unable to liquidate our Digital Assets or Ethereum does not transition to its PoS beacon chain we could suffer material financial losses, which would adversely impact our business.

Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions is uncertain and untested, and we are subject to uncertainty with respect to our potential non-custodial Staking-as-a-Service business and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

Laws regulating financial services, the internet, mobile technologies, digital, and related technologies inside and outside of the U.S. may impose obligations on us, as well as broader liability. For example, we are required to comply with laws and regulations related to sanctions and export controls enforced by U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea Region of Ukraine, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. In May 2019, FinCEN issued guidance on the application of FinCEN regulations to certain business models. While the guidance directly addressed Bitcoin mining, it did not address securing PoS blockchains which while similar to Bitcoin mining have technical nuanced differences which could alter the analysis. As such, there can be no guarantee that securing (mining) on PoS blockchain networks will be viewed as compliant, notwithstanding the May 2019 FinCEN guidance. In particular, the nature of blockchains make it technically impossible in all circumstances to prevent or identify transactions with particular persons or addresses. If our current or planned activities are found to constitute “facilitating” or assisting the actions of non-U.S. persons that would be prohibited for U.S. persons to perform directly due to U.S. sanctions, even though we do not take custody of the Digital Assets nor pay delegators to our pools, that could result in material negative consequences for us, including costs related to government investigations, harsh financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. We are seeking legal guidance on what, if any, controls and procedures need to be put in place and whether our activities could constitute facilitation of any illicit activities under the current regulatory framework.

Regulators worldwide frequently study each other’s approaches to the regulation of the digital economy. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. In addition, digital economies themselves are subject to rapid and unpredictable change that regulators could decide warrants updates or additions to existing regulatory regimes. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place. Conversely, if regulations diverge worldwide, we may face difficulty adjusting aspects of our business.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our planned regulatory and legal analysis that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease, and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

Security Risks Related to Our Digital Assets Holdings

Our Digital Assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our Digital Assets could be lost, stolen, destroyed or become inaccessible. We believe that our Digital Assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our Digital Assets. To minimize the risk of loss, damage and theft, security breaches, and unauthorized access we hold our Digital Assets at exchanges and have also relied on Bitgo Inc.’s (“Bitgo”) enterprise multi-signature storage solution. Nevertheless, the exchanges we utilize or Bitgo’s security systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Any of these events may adversely affect our operations and, consequently, an investment in us.

To the extent that any of our Digital Assets are held by Exchanges, we may face heightened risks from cybersecurity attacks and financial stability of the Exchanges.

All Digital Assets not held in a Company’s controlled wallet such as Bitgo’s storage solutions will be held at Exchanges and subject to the risks encountered by those Exchange including DDoS Attacks, other malicious hacking, a sale of the exchange, loss of the Digital Assets by the exchange, security breaches, and unauthorized access of our account by hackers. The Company may not maintain a custodian agreement with the Exchanges that it holds its Digital Assets at. Exchanges do not provide insurance and may lack the resources to protect against hacking and theft. We may be materially and adversely affected if the Exchanges suffer cyberattacks or incur financial problems.

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

Risks Related to Our Digital Asset Platform Development

There is substantial doubt that we will be able to develop or commercialize our Digital Asset Platform.

We are currently developing a Digital Asset Platform with the ultimate goal of consolidating users’ information so that it can be more easily accessed and reviewed by users. We may not successfully develop this platform in a cost-efficient manner, to the extent sought or at all. If we fail to develop a Digital Asset Platform as intended, it could have a material adverse effect on our business, especially to the extent that we allocate significant capital, labor and other resources to this endeavor rather than focusing on other business opportunities which may prove to have been more lucrative in hindsight.

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

Even if we develop and commercialize our Digital Asset Platform, we may not be able to generate material revenues.

The Digital Asset Platform that we are currently developing will require significant time and capital. Even if we do develop this platform and acquire a sufficient number of users to generate revenue, we cannot guarantee the revenue would be material or sufficient to justify the costs we anticipate incurring to develop the platform. Our ability to capitalize on any platform we do develop will depend on a variety of factors and uncertainties beyond our control, including the competition we face and similar or superior services that may already exist by the time we begin marketing our platform, the volatile nature of the blockchain industry generally and the unknown demand for the services we plan to offer through our platform as it is currently envisioned, and the advancement of new technologies which could arise in the future and render our platform partially or completely obsolete. If any of these or other risks come to fruition to prevent our platform from generating material revenue to justify its costs of production, it would have a material adverse effect on our business.

The development of our Digital Asset Platform will depend on the successful efforts of our employees.

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

Our Digital Asset Platform is and will continue to be dependent on the secure operation of our website and systems as well as the operation of the Internet generally. The platform involves reading user data, and storage of user data, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time, we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain delays in the development of the platform and when launched risk losing future users and have user dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber attacks may target us, our users, or exchanges we read data from in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, user perception of the effectiveness of our security measures could be harmed and we could lose our future user. Actual or anticipated attacks and risks may cause us to incur increasing costs, and delay development. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and platform. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

We may become subject to data privacy and data security laws and regulations by virtue of our Digital Asset Platform, which could force us to incur significant compliance costs and expose us to liabilities.

By virtue of our platform, including planned additional functions, we may become subject to the various local, state, federal, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations and their applicability to our current and future operations and offerings are subject to uncertainty and continue to evolve in ways that could adversely impact our business. These laws could have a substantial impact on our operations, depending in large part on the location of our operations, users, employees and other stakeholders with which we are or become involved.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, California enacted the California Consumer Privacy Act, or CCPA, which became effective in 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Since the CCPA was enacted, other states including Nevada, Maine, Colorado and Virginia have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have also proposed similar legislation. The costs of compliance with, and other burdens imposed by, the CCPA, and similar laws may limit our prospective customer base or the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Additionally, many foreign countries and governmental bodies in which our users may reside, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations are often more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

There is a risk that as we develop and offer our platform and other services, we may become subject to one or more of these data privacy and security laws. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform, or third parties on which we rely, could fail. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, potential severe criminal or civil sanctions, fines or damages, reputational harm, or expensive and time-consuming proceedings by governmental agencies and private claims and litigation, any of which could materially adversely affect our business, operating results, and financial condition.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the Digital Asset Platform.

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

Risks Related to our Common Stock

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect Bitcoin, Ethereum, and other Digital Assets;
●	continued volatility in the price of Bitcoin, Ethereum, and other Digital Assets;
●	our ability to obtain working capital financing;
●	sales of our securities or those of other companies, or of Digital Assets, due to external forces such as geopolitical turmoil, inflation, federal interest rate adjustments or other events;
●	additions or departures of key personnel including our executive officers;
●	sales of our Common Stock;
●	exercise of our warrants and the subsequent sale of the underlying Common Stock;
●	conversion of our convertible notes and the subsequent sale of the underlying Common Stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	adverse regulatory developments; and
●	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock. As a result, you may be unable to resell your shares at a desired price.

We have not paid cash dividends in the past and, while we have declared a cash dividend in 2022, we do not expect to pay regular or recurring dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and, while we declared a cash dividend (which may be paid in Bitcoin if elected by the shareholder) payable to holders of our Common Stock as of March 17, 2022, we do not anticipate paying dividends on a regular or recurring basis for the foreseeable future. Any future payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Additional equity financings (in addition to the shares issued under the ATM Agreement) or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, and shares issued on the conversion of outstanding notes, could adversely affect the market price of our Common Stock. Sales by existing shareholders of a large number of shares of our Common Stock in the public market or the perception that additional sales could occur could cause the market price of our Common Stock to drop.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

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

(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

2.1	Articles of Merger		8-K/A	3.1	7/31/15
2.2	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
3.1	Articles of Incorporation		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.1(d)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19
3.1(e)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21

3.2	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
4.1	Convertible Note dated as of September 18, 2019		8-K	4.1	9/19/19
4.2	Convertible Note dated as of November 7, 2019		8-K	4.1	11/7/19
4.3	Convertible Note dated as of April 17, 2020		8-K	4.1	4/20/20
4.4	Convertible Note dated as of December 16, 2020		8-K	4.1	12/16/20
4.5	Convertible Note dated as of January 15, 2021		8-K	4.1	1/22/21
4.6	2021 Equity Incentive Plan		10-Q	4.2	5/13/21
4.7	Description of Securities	(1)
10.1	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.1(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.2	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17
10.2(a)	Amendment to Employment Agreement – Michal Handerhan	(2)	10-K	10.16(a)	3/23/20
10.3	Employment Agreement – Andrew Lee	(2)	10-Q	10-6	8/6/21
10.4	Offer Letter – Michael Prevoznik	(1) (2)
10.5	Equity Line Purchase Agreement dated as of May 13, 2019		8-K	10.1	5/16/19
10.6	Registration Rights Agreement dated as of May 13, 2019		8-K	10.2	5/16/19
10.7	Note Exchange Agreement dated as of September 18, 2019		8-K	10.1	9/19/19
10.8	Side Letter dated as of November 7, 2019		8-K	10.1	11/7/19
10.9	Side Letter with Cavalry Fund I LP dated April 17, 2020		8-K	10.1	4/20/20
10.10	Side Letter with Cavalry Fund I LP dated December 16, 2020		8-K	10.1	12/16/20
10.11	Form of Subscription Agreement –Series C-2 Convertible Preferred Stock		8-K	10.1	1/4/21
10.12	Series D Warrant dated as of January 15, 2021		8-K	10.1	1/22/21
10.13	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers, and the Placement Agent*		8-K	10.1	3/4/21
10.14	Placement Agent Agreement dated March 2, 2021 by and between the company and A.G.P./Alliance Global Partners		8-K	10.2	3/4/21
10.15	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers		8-K	10.3	3/4/21
21.1	List of Subsidiaries	(1)
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

(1)	Filed herein

(2)	Indicates a management contract or compensatory plan.

(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2022.

BTCS INC.

Date:	March 11, 2022	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer	March 11, 2022
Charles W. Allen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Michael Prevoznik	Chief Financial Officer	March 11, 2022
Michael Prevoznik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michal Handerhan	Director	March 11, 2022
Michal Handerhan

/s/ David Garrity	Director	March 11, 2022
David Garrity

/s/ Carol Van Cleef	Director	March 11, 2022
Carol Van Cleef

/s/ Charlie Lee	Director	March 11, 2022
Charlie Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note 9 to the financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover all of its operating costs. The ability of the Company to ultimately continue as a going concern is dependent on executing business plan and ultimately to attain profitable operations. The Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months.

At December 31, 2021, the Company had approximately $3.1 million of liquid Digital Assets (i.e. non-staked) and $1.4 million of cash. During the year ended December 31, 2021, the Company sold a total of 466,791 shares of Common Stock under the ATM Agreement for aggregate total net proceeds of approximately $2,882,000. The Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months. Accordingly, the Company has determined that these factors alleviate the doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management may to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s business objective for at least one year from the financial statement issuance date. However, the Company has concluded that these plans alleviate the doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

●	We assessed whether the Company’s determination that there alleviation of doubt about its ability to continue as a going concern was adequately disclosed.
●	We reviewed and evaluated management's plans including cash flow projections for alleviating the doubt about going concern.

Evaluation of the Accounting for and Disclosure of Digital Assets and Cryptocurrencies Held

As disclosed in Note 3 to the consolidated financial statements, the Company’s digital assets/cryptocurrencies held as of December 31, 2021, which mainly consist of Ethereum 2.0 and Bitcoin, are accounted for as indefinite-lived intangible assets, and have been included in current assets and long-term assets on the consolidated balance sheet. The Company’s cryptocurrencies as of December 31, 2021 were approximately $12,400,000.

We identified the accounting for and disclosure of cryptocurrencies held as a critical audit matter for the following reasons. Currently, no authoritative guidance exists for the accounting for and disclosure of cryptocurrencies held in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for cryptocurrencies held, the associated financial statement presentation and accompanying footnote disclosures. In addition, the accounting for cryptocurrencies involves the Company’s information technology (“IT”) environment as such assets are held in digital wallets.

The procedures we performed to address this critical audit matter included the following:

●	Assessed certain internal controls over the Company’s digital storage wallets with the assistance of our IT specialist;
●	Inquired of management regarding controls over the Company’s digital storage wallets;
●	Evaluated management’s rationale for the application of Accounting Standards Codification (“ASC”) 350 to account for its cryptocurrencies held, including management’s processes for evaluating its cryptocurrencies for impairment;
●	Evaluated management’s rationale for the inclusion of cryptocurrencies as a current asset and long-term on the balance sheet; and
●	Examined supporting sale and cash receipt evidence for cryptocurrency sales, including management’s processes for calculating any gains or losses on sales of cryptocurrencies.

Evaluation of the Accounting for and Disclosure of Cryptocurrency Staking Revenue Recognized

As disclosed in Note 3, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. During the year ended December 31, 2020, the Company recognized net cryptocurrency staking revenue of approximately $1,200,000.

We identified the accounting for and disclosure of cryptocurrency staking revenue recognized as a critical audit matter for the following reasons. Currently, no authoritative guidance exists for the accounting for and disclosure of cryptocurrency staking revenue recognized in accordance with GAAP. The Company’s management has exercised judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of cryptocurrency staking revenue recognized. In addition, the Company’s cryptocurrency staking hardware that provides computing power for the validator nodes is currently hosted at a third party facility.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated the design of IT general controls over the Company’s IT environment.
●	Evaluated management’s rationale for the application of ASC 606 to account for its cryptocurrency awards earned.
●	Evaluated management’s disclosures of its cryptocurrency activity in the financial statements;
●	Independently confirmed certain financial and performance data directly vouching to the public blockchain data; and
●	Compared the Company’s digital wallet records to publicly available blockchain records.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.
Las Vegas, Nevada
March 11, 2022

New York | Washington, DC | California | Nevada

China | India | Greece

Member of ANTEA International with offices worldwide

BTCS Inc.

Balance Sheets

	December 31,	December 31,
	2021	2020

Assets:
Current assets:
Cash	$1,400,867	$524,135
Digital Assets/currencies	3,117,360	995,652
Staked Digital Assets/currencies	623,754	-
Prepaid expense	324,551	31,875
Total current assets	5,466,532	1,551,662

Other assets:
Property and equipment, net	9,783	230
Staked Digital Assets/currencies - long term	8,625,678	-
Total other assets	8,635,461	230

Total Assets	$14,101,993	$1,551,892

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$138,716	$26,288
Accrued compensation	7,334	350,376
Convertible notes payable, net	-	131,941
Warrant liabilities	1,852,500	-
Total current liabilities	1,998,550	508,605

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:
Series C-1 Convertible Preferred stock: 0 and 29,414 shares issued and outstanding at December 31, 2021 and 2020, respectively; Liquidation preference $0.001 per share	-	29
Series C-2 Convertible Preferred stock: 0 shares issued and outstanding at December 31, 2021 and 2020; Liquidation preference $0.001 per share	-	-
Common Stock, 97,500,000 shares authorized at $0.001 par value, 10,528,212 and 4,201,035 shares issued and outstanding at December 31, 2021 and 2020, respectively	10,529	4,201
Additional paid in capital	147,682,384	120,578,944
Accumulated deficit	(135,589,470)	(119,539,887)
Total stockholders’ equity	12,103,443	1,043,287

Total Liabilities and stockholders’ equity	$14,101,993	$1,551,892

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Operations

	For the years ended
	December 31,
	2021	2020

Revenues
Validator revenue	$1,213,284	$-
Total revenues	1,213,284	-

Cost of revenues
Validator expense	268,346	-
Gross profit	944,938	-

Operating expenses:
General and administrative	$1,590,707	$421,434
Research and development	712,736	45,450
Compensation and related expenses	15,583,258	1,513,015
Marketing	180,290	6,350
Total operating expenses	18,066,991	1,986,249

Other (expenses) income:
Interest expense	(186,740)	(48,231)
Amortization on debt discount	(1,868,059)	(354,432)
Change in fair value of warrant liabilities	3,918,750	-
Impairment loss on Digital Assets/currencies	(3,845,899)	(165,331)
Realized gains (loss) on Digital Asset/currency transactions	3,054,418	(1,851)
Total other income (expenses)	1,072,470	(569,845)

Net loss	$(16,049,583)	$(2,556,094)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	(45,541)	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	(5,020,883)	-
Net loss attributable to Common Stockholders	$(21,116,007)	$(2,556,094)

Net loss per share attributable to Common Stockholders, basic and diluted	$(3.09)	$(0.86)

Weighted average number of common shares outstanding, basic and diluted	6,840,665	2,983,425

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statement of Stockholders’ (Deficit) Equity

For the years ended December 31, 2021 and 2020

	Series C-1 Convertible		Series C-2 Convertible						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	(Deficit) Equity
Balance December 31, 2019	29,414	$29	-	$-	1,983,047	$1,983	$116,798,021	$(116,983,793)	$(183,760)
Common Stock issued including equity commitment fee, net	-	-	-	-	1,523,146	1,523	1,852,517	-	1,854,040
Conversion of convertible notes and interest	-	-	-	-	694,842	695	746,061	-	746,756
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,182,345	-	1,182,345
Net loss	-	-	-	-	-	-	-	(2,556,094)	(2,556,094)
Balance December 31, 2020	29,414	$29	-	$-	4,201,035	$4,201	$120,578,944	$(119,539,887)	$1,043,287
Common Stock issued including equity commitment fee, net	-	-	-	-	321,738	322	3,013,683	-	3,014,005
Issuance of Common Stock, net of offering cost / At-the-market offering	-	-	-	-	466,791	467	2,831,685	-	2,832,152
Issuance of Common Stock and warrants for cash, net	-	-	-	-	950,000	950	8,864,050	-	8,865,000
Warrant liabilities value related to Issuance of Common Stock	-	-	-	-	-	-	(5,771,250)	-	(5,771,250)
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	19,609	20	9	-	-
Conversion of Series C-2 Convertible Preferred stock	-	-	(1,100,000)	(6,216,289)	4,011,766	4,012	6,212,277	-	-
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	45,541	-	-	(45,541)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	-	5,020,883	-	-	(5,020,883)	-	-
Fractional shares adjusted for reverse split			-	-	14,477	15	(15)	-	-
Warrant exercise	-	-	-	-	200,000	200	399,800	-	400,000
Stock-based compensation	-	-	-	-	342,796	342	15,490,213	-	15,490,555
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(16,049,583)	(16,049,583)
Balance December 31, 2021	-	$-	-	$-	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Cash Flows

	For the years ended
	December 31,
	2021	2020

Net Cash flows used from operating activities:
Net loss	$(16,049,583)	$(2,556,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	939	1,114
Amortization on debt discount	1,868,059	354,432
Stock-based compensation	15,490,555	-
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	179,277	-
Validator revenue	(1,213,284)	-
Change in fair value of warrant liabilities	(3,918,750)
Purchase of non-productive Digital Assets/currencies	(5,761,550)	(908,079)
Sale of non-productive Digital Assets/currencies	4,274,491	-
Realized gain on Digital Assets/currencies transactions	(3,054,418)	-
Impairment loss on Digital Assets/currencies	3,845,899	165,331
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(292,676)	(7,867)
Accounts payable and accrued expenses	112,428	44,719
Accrued compensation	(343,042)	(66,559)
Net cash used in operating activities	(4,861,655)	(2,973,003)

Net cash used in investing activities:
Purchase of productive Digital Assets/currencies for validating	(9,462,279)	-
Purchase of property and equipment	(10,491)	-
Net cash used in investing activities	(9,472,770)	-

Net cash provided by financing activities:
Proceeds from short term loan	-	1,500,000
Proceeds from exercise of warrants	400,000	-
Proceeds from issuance of Series C-2 convertible preferred stock	1,100,000	-
Net proceeds from issuance of convertible notes	1,000,000	-
Net proceeds from issuance of Common Stock and warrants for cash	8,865,000	-
Net proceeds from issuance of Common Stock	3,014,005	1,854,040
Net proceeds from issuance Common Stock/ At-the-market offering	2,832,152	-
Payment to convertible notes principle	(2,000,000)	-
Net cash provided by financing activities	15,211,157	3,354,040

Net increase in cash	876,732	381,037
Cash, beginning of period	524,135	143,098
Cash, end of period	$1,400,867	$524,135

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$45,541	$-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$5,020,883	$-
Conversion of Series C-1 Preferred Stock	$20	$-
Conversion of Series C-1 Preferred Stock	$6,216,289
Beneficial conversion feature of Series C-2 convertible preferred stock	$129,412	$-
Beneficial conversion features associated with convertible notes payable	$1,000,000	$1,182,345
Conversion of convertible note to Common Stock	$-	$746,756

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

In the first quarter of 2021, the Company resumed its blockchain infrastructure operations (previously referred to as transaction verification services) with a focus on securing proof-of-stake blockchains and anticipates this will be a core focus going forward. Blockchain infrastructure operations can broadly be defined as earning a reward for securing a blockchain by validating transactions on that blockchain. The Company is developing a proprietary Staking-as-a-Service platform that would enable users to stake and delegate supported cryptocurrencies through a non-custodial platform to BTCS operated validator nodes.

The Company is also developing a proprietary Digital Asset Platform aimed at enabling users to aggregate their portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets.

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

No fractional shares were issued in connection with the Reverse Split and all such fractional interests were rounded up to the nearest whole number of shares of Common Stock. The Company now has 97,500,000 shares of Common Stock authorized. Numbers of shares of the Company’s preferred stock were not affected by the Reverse Split; however, the conversion ratios have been adjusted to reflect the Reverse Split. The financial statements and notes to the financial statements  have been retroactively restated to reflect the Reverse Split.

Note 2 - Basis of Presentation

The Company maintains its books of account and prepares financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported net income (loss).

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of December 31, 2021 and 2020, the Company had approximately $1.4 million and $0.5 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, the Company had approximately $0.9 million and $0.2 million in excess of the FDIC insured limit, respectively.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through staking rewards.

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

Digital Asset Transactions, Translations and Remeasurements

The Company accounts for its Digital Assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles –Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Digital Assets held are included in the balance sheets as either current assets or other assets if they are staked and locked up for over one year. The Company’s Digital Assets are initially recorded at fair value upon receipt (or “carrying value”). The fair value of Digital Assets is determined using the average U.S. dollar spot price of the related Digital Asset. On a quarterly basis, Digital Assets are measured at carrying value, net of any impairment losses incurred since receipt. The Company will record impairment losses as the fair value falls below the carrying value of the Digital Assets at any time during the period, as determined using the lowest U.S. dollar spot price of the related Digital Asset subsequent to its acquisition. The Digital Assets can only be marked down when impaired and not marked up when their value increases.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $3.8 million and $0.2 million related to Digital Assets during the years ended December 31, 2021 and December 31, 2020, respectively

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on Digital Assets of approximately $3.1 million and ($2,000) during the years ended December 31, 2021 and December 31, 2020, respectively.

The presentation of purchases and sales of Digital Assets on the Statement of Cash Flows is determined by the nature of the Digital Assets, which can be characterized as productive (i.e. purchased for purposes of staking) or non-productive. The purchase of non-productive Digital Assets and currencies are included as an operating activity, whereas the purchase of productive Digital Assets and currencies are included as investing activities in accordance with ASC 230-10-20 Investing activities. Productive Digital Assets that are staked with a lock-up period of less than 12 months are presented on the Balance Sheet as current assets. Staked Digital Assets with remaining lock-up periods of greater than 12 months are presented as long-term other assets on the Balance Sheet.

Internally Developed Software

Internally developed software consisting of the core technology of the Company’s Digital Asset Platform which is being designed to allow user to aggregate and analyze data from Digital Asset exchanges. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

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

Property and Equipment

Property and equipment consists of computer, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

The Company assessed the classification of Common Stock purchase warrants as of the date of each offering and determined that such instruments originally met the criteria for equity classification; however, as a result of the Company no longer being in control of whether the warrants may be cash settled, the instruments no longer qualify for equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 4).

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

Share-based payment awards exchanged for services are accounted for at the fair value of the award on the estimated grant date. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options often vest over a one-year period.

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

Expected Dividend - The Company has not historically declared or paid any cash dividends on its common shares and does not plan to pay any recurring cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $0.2 million and $6,000 for the years ended December 31, 2021 and 2020, respectively.

Net Loss per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s convertible preferred stock, convertible notes, restricted stock units, options and warrants. Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, notes and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2021 and 2020 because their effect was anti-dilutive:

	As of December 31,
	2021	2020
Warrants to purchase Common Stock	962,794	250,323
Series C-1 Convertible Preferred stock	-	19,609
Convertible notes	-	809,717
Options	1,235,000	-
Non-vested restricted stock awards units	29,363	-
Total	2,227,157	1,079,649

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU No. 2020-06 effective January 1, 2022, and the adoption did not have a material impact on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4 - Fair Value of Financial Assets and Liabilities

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value at December 31, 2021 and 2020:

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$1,852,500	$-	$-	$1,852,500

Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$-	$-	$-	$-

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of December 31, 2021, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of December 31, 2021, is as follows:

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

	September 14, 2021	December 31, 2021
Risk-free rate of interest	0.79%	1.26%
Expected volatility	192.2%	162.5%
Expected life (in years)	4.47	4.18
Expected dividend yield	-	-

The risk-free interest rate was based on rates established by the Federal Reserve Bank. For the Warrants, the Company estimates expected volatility giving primary consideration to the historical volatility of its Common Stock. The general expected volatility is based on the standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not historically paid dividends on its Common Stock and does not expect to pay recurring dividends on its Common Stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2021 and 2020, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	December 31,	December 31,
	2021	2020
Beginning balance	$-	$-
Warrant liabilities classification	5,771,250	-
Fair value adjustment of warrant liabilities	(3,918,750)	-
Ending balance	$1,852,500	$-

Note 5 - Note Payable

2019 Promissory Note (Retired)

On November 7, 2019, the Company issued Cavalry Fund I LP (“Cavalry”) a $200,000 promissory note (the “2019 Promissory Note”). The 2019 Promissory Note is due on August 7, 2020 and is: (i) convertible at a 20% discount to the closing price of the Company’s Common Stock on the date before exercise with a floor price of $0.20 per share, (ii) shall bear interest at 12% per annum (payable at maturity) and in the event of default bears interest at a rate of 20%, (iii) convertible at the Company’s option subject to certain limitations as set forth in the 2019 Promissory Note, and (iv) may be prepaid by the Company. In addition, the Convertible Note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 217,392 shares of Common Stock at $0.90 per share, but the Company’s fair value of underlying Common Stock was $1.20 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the Notes of approximately $50,000 with a corresponding credit to additional paid-in capital.

On April 6, 2020, the Company issued a total of 73,530 shares of the Company’s Common Stock for the conversion of $50,000 of principal on the 2019 Promissory Note.

On May 7, 2020, the Company issued a total of 63,274 shares of the Company’s Common Stock for the conversion of the remaining $150,000 of principal and $2,000 of interest on the 2019 Promissory Note.

On May 11, 2020, the Company issued a total of 3,583 shares of the Company’s Common Stock for the conversion of the remaining accrued interest of $9,458 on the 2019 Promissory Note.

During the year ended December 31, 2020, the Company recorded approximately $40,000 in interest expense related to amortization on debt discount related to the 2019 Promissory Note.

During the year ended December 31, 2020, the Company recorded interest expense of approximately $8,000. As of December 31, 2020, the principal balance of the 2019 Promissory Note was $0.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

2020 April Promissory Note (Retired)

On April 17, 2020, the Company issued Cavalry a $500,000 promissory note (the “2020 April Promissory Note”) in consideration for $500,000. The 2020 April Promissory Note is (i) due on February 17, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s Common Stock on the date before exercise with a floor price of $0.20 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 April Promissory Note. In addition, this note does not contain any embedded features that require bifurcation pursuant to ASC 815-15. At the issuance date, the Convertible Note was convertible into 777,001 shares of Common Stock at $0.64 per share, but the Company’s fair value of underlying Common Stock was $0.99 per share. As such, the Company recognized a beneficial conversion feature, resulting in a discount to this note of approximately $269,000 with a corresponding credit to additional paid-in capital.

From November 2 to December 3, 2020, the Company issued a total of 520,091 shares of the Company’s Common Stock for the conversion of the $500,000 of principal of 2020 April Promissory Note.

On December 16, 2020, the Company issued a total of 34,371 shares of the Company’s Common Stock for the conversion of accrued interest of $35,298 on the 2020 April Promissory Note.

During the year ended December 31, 2020, the Company recorded approximately $269,000 in interest expense related to amortization on debt discount related to the 2020 April Promissory Note.

During the year ended December 31, 2020, the Company recorded interest expense of approximately $35,000. As of December 31, 2020, the principal balance of the 2020 Promissory Note was $0.

2020 December Promissory Note (Retired)

On December 16, 2020, the Company issued Cavalry a $1,000,000 promissory note (the “2020 December Promissory Note”) in consideration for $1,000,000. The 2020 December Promissory Note is (i) due on October 16, 2021, (ii) convertible at a 35% discount to the closing price of the Company’s Common Stock on the date before exercise with a floor price of $0.40 per share and (iii) shall bear interest at 12% per annum (payable at maturity). Subject to certain limitations, the Company may force conversion of the 2020 December Promissory Note. In connection with issuance of the 2020 December Promissory Note, the Company issued a Series C warrant to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $2.00, the Series C warrants were exercised for cash on January 15, 2021, resulting in proceeds of $400,000 to the Company.

During the year ended December 31, 2021, the Company recorded approximately $868,000 amortization of debt discount related to the 2020 December Promissory Note.

During the year ended December 31, 2021, the Company recorded interest expense of approximately $88,000 for the 2020 December Promissory Note.

On September 24, 2021, the Company paid off in full the 2020 December Promissory Note. Repayment to Cavalry consisted of $1,000,000 in principal and $92,712 in accrued interest, for a total of $1,092,712. Cavalry confirmed the 2020 December Promissory Note had been fully paid and the Company has no further obligations with respect to the note.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

2021 January Promissory Note (Retired)

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

During the year ended December 31, 2021, the Company recorded approximately $1,000,000 amortization of debt discount related to the 2021 December Promissory Note.

During the year ended December 31, 2021, the Company recorded interest expense of approximately $99,000 for the 2021 December Promissory Note.

On November 12, 2021, the Company paid off in full the 2021 December Promissory Note. Repayment to Cavalry consisted of $1,000,000 in principal and $98,958 in accrued interest, for a total of $1,098,958. Cavalry confirmed the 2021 December Promissory Note had been fully paid and the Company has no further obligations with respect to the note.

Note 6 - Stockholders’ Equity (Deficit)

Preferred Stock

Series C-2 Preferred Stock

The company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by shareholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Common Stock

Reverse Stock Split

On August 25, 2021, the Company issued approximately 14,500 shares of Common Stock in connection with the 1-for-10 Reverse Split resulting from the rounding up of fractional shares of Common Stock to the whole shares of Common Stock. The financial statements have been retroactively restated to reflect the reverse stock split.

Issuance of Shares Pursuant to Equity Line of Credit Purchase Agreement

During the year ended December 31, 2020, the Company issued 618,658 shares of Common Stock (including 2,421 pro-rata commitment shares) under the second Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $415,000.

On June 22, 2020, the Company filed a third Registration Statement on Form S-1 seeking to register 904,500 shares. The third Registration Statement was declared effective by the SEC on June 26, 2020.

During the year ended December 31, 2020, Company issued 904,500 shares of Common Stock (including 8,430 pro-rata commitment shares) under the third Registration Statement pursuant to the Purchase Agreement with Cavalry resulting in aggregate proceeds of approximately $1,445,000 .

On January 28, 2021, the Company filed a fourth Registration Statement on Form S-1 seeking to register 400,000 shares. The fourth Registration Statement was declared effective by the SEC on February 1, 2021.

During the year ended December 31, 2021, the Company sold 321,738 shares (inclusive of approximately 17,590 pro-rata commitment shares) available for sale under the fourth Registration Statement for total proceeds of approximately $3,015,000.

Issuance of Shares Pursuant to Registered Direct Offering

On March 4, 2021, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with institutional investors, pursuant to which the Company sold and issued, in a registered direct offering, 950,000 shares of the Company’s Common Stock, at a purchase price per share of $10.00 and immediately exercisable five-year warrants to purchase 712,500 shares of Common Stock at an exercise price of $11.50 per share. Gross proceeds from the Offering were $9.5 million. Net proceeds were $8.9 million after deducting placement agent fees and other offering expenses paid for by the Company.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company sold a total of 466,791 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $2,979,000 at an average selling price of $6.38 per share, resulting in net proceeds of approximately $2,832,000 after deducting commissions and other transaction costs.

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

Issuance of Shares Due to Conversion of Series C-1 Preferred Stock

On March 30, 2021, the Company issued 19,609 shares of Common Stock upon the conversion of 29,414 shares of Series C-1 Convertible Preferred stock. After this conversion, there were no Series C-1 shares outstanding, so the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada. The Certificate of Withdrawal eliminated from the Articles of Incorporation of the Company all matters set forth in the Series C-1.

Issuance of Shares Due to Conversion of Series C-2 Preferred Stock

On September 14, 2021, the Series C-2 was converted into 4,011,766 shares of Common Stock. Please refer to the discussion below.

Issuance of Restricted Stock to Service Providers

During the year ended December 31, 2021, the Company issued to four service providers a total of approximately 52,800 shares of restricted Common Stock, representing a total fair value of $0.6 million.

Issuance of Shares Due to Conversion of Notes

On April 6, 2020, the Company issued a total of 73,529 shares of the Company’s Common Stock for the conversion of $50,000 of principal on the 2019 Promissory Note.

On May 7, 2020, the Company issued a total of 63,273 shares of the Company’s Common Stock for the conversion of the remaining $150,000 of principal and $2,000 of interest on the 2019 Promissory Note.

On May 11, 2020, the Company issued a total of 3,582 shares of the Company’s Common Stock for the conversion of the remaining accrued interest of $9,458 on the 2019 Promissory Note.

From November 2 to December 3, 2020, the Company issued a total of 520,088 shares of the Company’s Common Stock for the conversion of the $500,000 of principal of 2020 April Promissory Note.

On December 16, 2020, the Company issued a total of 34,370 shares of the Company’s Common Stock for the conversion of accrued interest of $35,298 on the 2020 April Promissory Note.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021. The Company has reserved 2,000,000 shares of Common Stock for issuance pursuant to the 2021 Plan.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the year ended December 31, 2021 and 2020 for both the Black-Scholes formula and the Monte-Carlo simulation:

	For the year ended December 31,
	2021	2020
Exercise price	$2.14	-
Term (years)	2.50-3.30	-
Expected stock price volatility	185.9%	-
Risk-free rate of interest	0.34%	-

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

A summary of options activity under the Company’s stock option plan for the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	-	$-	$-	-
Employee options granted	1,235,000	2.14	1,488,000	4.3
Outstanding as of December 31, 2021	1,235,000	$2.14	$1,488,000	4.3
Options vested and exercisable	725,250	$1.96	$892,800	4.3

RSUs

On January 1, 2021, the Board of Directors of the Company approved 275,000 restricted stock unit grants under the Company’s 2021 Equity Incentive Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each recipient executed a Restricted Stock Agreement evidencing the stock grants. While stockholder approval (or ratification) of the grants was not required (under either the Restricted Stock Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those restricted stock grants. The restricted stock units vest when the Company lists its Common Stock on a national securities exchange. As of December 31, 2021, all 275,000 restricted stock units vested with a total fair value of approximately $2.8 million. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s Common Stock at the deemed grant date and was recorded on the September 14, 2021 vesting date when the listing occurred.

On April 1, 2021, the Company granted a total of 15,000 restricted stock units to two non-employee directors of the Company. The restricted stock units vest when the Company lists its Common Stock on a national securities exchange. As of December 31, 2021, all 15,000 restricted stock units vested with a total fair value of approximately $0.2 million. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s Common Stock at the deemed grant date and was recorded on the September 14, 2021 vesting date when the listing occurred.

On June 28, 2021, the Company granted 50,781 restricted stock units to the Company’s then Chief Financial Officer. The restricted stock units were to vest over a five-year period as follows: 20% of the 50,781 restricted stock units were to vest on the one-year anniversary of the grant date, and the remaining 80% were to vest monthly over the following four years with vesting occurring on the last day of each respective month. On November 30, 2021, this Chief Financial Officer resigned. The 50,781 restricted stock units granted to this Chief Financial Officer were forfeited accordingly.

On December 1, 2021, the Company granted 29,363 restricted stock units to the Company’s current Chief Financial Officer. The restricted stock units are to vest over a five-year period as follows: 20% of the 29,363 restricted stock units are to vest on the one-year anniversary of the grant date, and the remaining 80% are to vest monthly over the following four years with vesting occurring on the last day of each respective month. The grant date fair value of restricted stock units was approximately $0.2 million.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

A summary of the Company’s restricted stock units granted under the 2021 Plan during the year ended December 31, 2021 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	-	$-
Granted	370,144	9.42
Vested	(290,000)	10.29
Forfeited	(50,781)	6.42
Nonvested at December 31, 2021	29,363	$5.96

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2021 was approximately $15.4 million, comprised of approximately $0.3 million restricted Common Stock issued to service providers not pursuant to the 2021 Plan and approximately $11.9 million in connection with options issued pursuant to the 2021 Plan. Unrecognized compensation expense for the Company was $0.3 million on December 31, 2021. Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Employee stock option awards	$11,932,409	$-
Employee restricted stock units awards	2,993,146	-
Non-employee restricted stock awards	352,640	-
Series C-2 allocation	179,277	-
	$15,457,473	$-

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2021 and 2020:

Number of Warrants
Outstanding as of December 31, 2019	93,821
Issuance of Series C Warrants	200,000
Expiration of warrant	(43,498)
Outstanding as of December 31, 2020	250,323
Issuance of Series C Warrants	200,000
Warrants exercise for cash	(200,000)
Issuance of Warrants pursuant to Registered Direct Offering	712,500
Fractional shares adjusted for reverse split	(29)
Outstanding as of December 31, 2021	962,794

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

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Allen Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2021, Mr. Allen’s annual salary was $376,749.

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

On February 6, 2019 we amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Handerhan Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2021 Mr. Handerhan’s annual salary was $234,785.

On March 31, 2020, Charles Allen, the Company’s Chief Executive Officer, and Michal Handerhan, the Company’s Chief Operating Officer, agreed to defer 35% of their cash compensation during the second quarter 2020 (the “Period”) and refrain from making any payments during the Period on accrued and unpaid compensation owed prior to the Period. The Company subsequently paid the deferred compensation for the Period.

Andrew Lee

On June 28, 2021 we entered into an employment agreement with Andrew Lee (the “Lee Employment Agreement”), whereby Mr. Lee agreed to serve as our Chief Financial Officer in consideration for an annual salary of $250,000. Additionally, under the terms of the Lee Employment Agreement, Mr. Lee shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Lee shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Lee for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

On November 4, 2021, Mr. Andrew Lee resigned as the Company’s Chief Financial Officer. In connection with the resignation, the Board of Directors appointed Mr. Charles Allen, the Company’s current Chairman of the Board and Chief Executive Officer as the Company’s interim Chief Financial Officer. Mr. Allen did not receive any additional compensation for his interim role as Chief Financial Officer.

Michael Prevoznik

On December 1, 2021 we entered into an employment agreement with Michael Prevoznik (the “Prevoznik Employment Agreement”), whereby Mr. Prevoznik agreed to serve as our Chief Financial Officer in consideration for an annual salary of $175,000. Additionally, under the terms of the Prevoznik Employment Agreement, Mr. Prevoznik shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Prevoznik shall be entitled to participate in all benefits plans we provide to our senior executive. We shall reimburse Mr. Prevoznik for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

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

Bonuses

On December 14, 2017, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $75,000 and $35,000, respectively for 2017. The Company further agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $175,000 and $75,000 respectively (the “2017 Contingent Bonuses”) which will be deemed earned on the earlier of i) the closing of a merger approved by the Board, ii) the closing of one or many financings in 2018 totaling over $1.25 million in gross proceeds, or iii) the Company having cash and the fair market value of Digital Assets valued at over $1.5 million. Provided further that the 2017 Contingent Bonuses if deemed earned will only be payable if the Company has at least $1.25 million in cash and the fair market value of Digital Assets prior to paying the bonuses. The 2017 Contingent Bonuses are not conditioned upon the continued service of either Mr. Allen or Mr. Handerhan and do not expire. The conditions to earn the 2017 Contingent Bonuses have been achieved and the 2017 Contingent Bonuses have been paid in 2020.

On February 6, 2019, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, contingent cash bonuses of $256,025 and $150,000, respectively for 2018 (the “2018 Contingent Bonuses”) which will be deemed earned and payable upon the repayment and / or settlement of the $200,000 Promissory Note issued on December 18, 2018. On September 18, 2019, the Company exchanged the $200,000 Promissory Note and accrued interest of $17,973 for a $217,973 Convertible Promissory Note due on December 18, 2019 (the “New Note”). From September 18, 2019 through October 16, 2019 the Company issued 193,179 shares of the Company’s Common Stock for the conversion of all $217,973 principal on the New Note. The Company subsequently paid all the accrued interest expense of $905 on the New Note as such the conditions to earn the 2018 Contingent Bonuses have been achieved and the 2018 Contingent Bonuses have been paid in 2020.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

On January 19, 2020, the Company agreed to pay Charles Allen, its CEO, and Michal Handerhan, its COO, cash bonuses of $15,000 and $10,000, respectively for 2019. The Company also agreed to pay Mr. Allen and Mr. Handerhan contingent cash bonuses of $462,000 and $235,750 (collectively the “2019 Contingent Bonuses”). The Contingent Cash Bonuses will be earned and payable upon the achievement or satisfaction of any one of the following performance goals or criteria: 1) The Company either: i) consummates a merger with another company which would constitute a change of control, or ii) signs a letter of intent (an “LOI”), approved by the board, to merge with another company which would constitute a change of control, 2) the combined value of the Company’s cash and fair market value of Digital Assets (collectively the “Assets”) at any point in time are: i) greater than or equal to $1.25 million, then 25% of the Contingent Cash Bonuses will be deemed earned and payable, ii) greater than or equal to $1.75 million (excluding any portion of Contingent Cash Bonuses previously earned whether paid or accrued), then 25% of the Contingent Cash Bonuses will be deemed earned and payable, iii) greater than or equal to $2 million (excluding any portion of Contingent Cash Bonuses previously earned whether paid or accrued), then the remaining 50% of the Contingent Cash Bonuses will be deemed earned and payable, and 3) provided further if the Company and Mr. Allen or Mr. Handerhan agree to exchange their respective Contingent Cash Bonus or a portion thereof for equity securities (not debt) then the above performance criteria do not need to be achieved with respect to the portion of Contingent Cash Bonuses exchanged for equity. The Contingent Cash Bonuses are not conditioned upon the continued service of Mr. Allen or Mr. Handerhan and do not expire. The conditions to earn the 2019 Contingent Bonuses have been achieved and the 2019 Contingent Bonuses have been paid in 2020.

The amendments to the Employment Agreements, the 2017 Contingent Bonuses, the 2018 Contingent Bonuses, and the 2019 Contingent Bonuses were approved unanimously by the Board.

Accrued compensation

As of December 31, 2021 and 2020, the Company had approximately $7,000 and $350,000 of accrued compensation.

Note 8 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the year ended December 31, 2021 and 2020, the Company made contributions to the 401(k) Plan of $39,000 and $0, respectively.

Note 9 – Going Concern - Liquidity

The Company follows “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit at December 31, 2021, a net loss and net cash used in operating activities for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months.

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of sale of equity (common and preferred stock), promissory notes, and lease financing. As of December 31, 2021, the Company had approximately $1.4 million of unrestricted cash and liquid Digital Assets with a carrying value of $3.7 million. However, historically the Company has experienced and may continue to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note 10 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2021 and 2020.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020 are comprised of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net-operating loss carryforward (federal & state)	$2,287,780	$1,937,770
Other (Non-Qualified Stock Options)	209,797	-

Total Deferred Tax Assets	2,497,577	1,937,770
Valuation allowance	(2,497,577)	(1,937,770)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2021, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $10.89 million which begins to expire in 2034. The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in tax years beginning after December 31, 2017 and future years.

Accordingly, the amount of NOLs that were generated in the tax year December 31, 2014 in the amount of $1,290,156 will expire after December 31, 2034. The amount of NOLs that were generated in the tax year December 31, 2015 in the amount of $1,545,343 will expire after December 31, 2035. The amount of NOLs that were generated in the tax year December 31, 2016 in the amount of $794,762 will expire after December 31, 2036. The amount of NOLs that were generated in the tax year December 31, 2017 in the amount of $1,084,564 will expire after December 31, 2037. The NOLs generated in the tax years December 31, 2018 in the amounts of $6,179,367 and onwards will have an indefinite life per current U.S. federal income tax legislation.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2021 and 2020. The valuation allowance increased by approximately $0.559 million as of December 31, 2021.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2021	2020
Statutory Federal Income Tax Rate	(21.0)%	(21.0)%
State Taxes, Net of Federal Tax Benefit	(6.5)%	(6.3)%
Federal tax rate change	0.0%	0.0
Other	27.5%	27.3
Change in Valuation Allowance	(0.0)%	(0.0)%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2021 and 2020.

Note 11 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from December 31, 2021 to March 9, 2022, the Company sold a total of 1,723,666 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $10,578,000 at an average selling price of $6.14 per share, resulting in net proceeds of approximately $10,252,000 after deducting commissions and other transaction costs.

On January 5, 2022, the Board of Directors of the Company declared a special one-time dividend of $0.05 for each outstanding share of Common Stock of the Company. The dividend is payable to holders of record as of the close of business on March 17, 2022 (the “Record Date”). Shareholders are being provided the option to receive proceeds of their dividend payable in either cash (a “Cash Dividend”) or Bitcoin (“Bitcoin Dividend” or “Bividend”).

On January 19, 2022, the Board of Directors of the Company approved a base salary increase for the Company’s Chief Operating Officer Michal Handerhan as an amendment to the Handerhan Employment Agreement whereby the annual salary was increased to $275,000 per year effective on January 1, 2021, subject to a 4.5% annual increase each subsequent year to adjust for inflation, pursuant to the 2021 compensation plan.

On January 21, 2022, the Board of Directors of the Company approved the formation of a Digital Asset Regulatory Committee comprised of two members: Carol Van Cleef, Chair, and Charles Allen.

Effective January 2, 2022, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

Charles Allen, the Company’s Chief Executive Officer, was awarded 173,611 fully-vested shares of Common Stock and Michal Handerhan, the Company’s Chief Operating Officer, was awarded 111,111 fully-vested shares of Common Stock granted under the 2021 Equity Incentive Plan (the “Plan”).

Charles Allen, the Company’s Chief Executive Officer, was granted the following restricted stock units (“RSUs”) with vesting terms set forth below:

●	173,611 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $100,000,000;
●	173,611 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $150,000,000;
●	173,611 RSUs priced when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $200,000,000; and
●	173,611 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $400,000,000.

Michal Handerhan, the Company’s Chief Operating Officer, was granted the following RSUs with vesting terms set forth below:

●	111,111 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $100,000,000;
●	111,111 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $150,000,000;
●	111,111 RSUs priced when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $200,000,000; and
●	111,111 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $400,000,000.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Michael Prevoznik, the Company’s Chief Financial Officer, was granted the following RSUs with vesting terms set forth below:

●	55,556 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $100,000,000, and the time-based criteria set forth below are met;
●	55,556 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $150,000,000, and the time-based criteria set forth below are met;
●	55,556 RSUs priced when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $200,000,000, and the time-based criteria set forth below are met; and
●	55,556 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $400,000,000, and the time-based criteria set forth below are met.

To the extent any market capitalization targets set forth above for Mr. Prevoznik are achieved the RSUs will also be subject to the following five-year vesting schedule: 20% of the RSUs which have met a market capitalization criteria will vest on the one-year anniversary of the grant date, and the remaining 80% of the RSUs which have met a market capitalization criteria will vest monthly over the four years following the one year anniversary of the grant date.

In addition to the vesting criteria set forth above, while the Company is listed on the Nasdaq, the restricted stock units issued to Mr. Allen, Mr. Handerhan, and Mr. Prevoznik are subject to the receipt of shareholder approval approving an increase in the Plan or the creation of a new plan as required under Nasdaq rules.

The Board of Directors of the Company ratified grants of RSUs to each independent director. David Garrity, Carol Van Cleef and Charles Lee were each granted 31,848 restricted stock units (the “Board Grants”). The Board Grants vest in four equal installments at the end of each calendar quarter. The Board also approved the following annual committee chair fees: $15,000 for the Audit Committee Chair, $8,000 for the Compensation Committee Chair, and $8,000 for the Governance and Nominating Committee (collectively, the “Committee Chair Fees”). The Committee Chair Fees are payable quarterly in four equal installments.

On February 22, 2022, the Company appointed Manish Paranjape as Chief Technology Officer of the Company. Since January 2019, Mr. Paranjape has been the Vice President of Technology and Research at Corra, a global digital agency. Prior to that, beginning in July 2013, Mr. Paranjape was the Director of Technology (U.S.) at Corra. Additionally, since March 2021, Mr. Paranjape has been the principal of Kilwar LLC (“Kilwar”), a software development consulting company.

Mr. Paranjape will receive a salary of $225,000 per year and will be eligible for a performance bonus in an amount and with milestones to be determined by the Board of Directors and the Compensation Committee with the target bonus being one half to two times his then base salary. Additionally, the Company has granted Mr. Paranjape 45,767 restricted stock units (“RSUs”). The RSUs shall vest as follows: (i) one fifth on February 22, 2023, and (ii) the remaining in 48 equal (monthly) increments, with each vesting tranche being subject to continued employment on such applicable vesting date.

Manish Paranjape, the Company’s Chief Technology Officer, was also granted the following long-term incentive restricted stock units (the “LTI RSUs”) with vesting terms set forth below:

●	40,046 LTI RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $100,000,000, and the time-based criteria set forth below are met;
●	40,046 LTI RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $150,000,000, and the time-based criteria set forth below are met;
●	40,046 LTI RSUs priced when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $200,000,000, and the time-based criteria set forth below are met; and
●	40,045 LTI RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $400,000,000, and the time-based criteria set forth below are met.

To the extent any market capitalization targets set forth above for Mr. Paranjape are achieved the RSUs will also be subject to the following five-year vesting schedule: 20% of the LTI RSUs which have met a market capitalization criteria will vest on the one-year anniversary of the grant date, and the remaining 80% of the LTI RSUs which have met a market capitalization criteria will vest monthly over the four years following the one year anniversary of the grant date.

In addition to the vesting criteria set forth above, while the Company is listed on the Nasdaq, the vesting and delivery of the shares of Common Stock underlying the LTI RSUs are subject to the receipt of shareholder approval approving an increase in the Plan or the creation of a new plan as required under Nasdaq rules.

Mr. Paranjape was not appointed pursuant to any arrangement or understanding with any person, and Mr. Paranjape does not have any family relationships with any directors or executive officers of the Company. From April 1, 2021 to February 15, 2022, the Company paid approximately $205,000 to Kilwar for its consulting services.

