Form 10-Q
period 2022-03-31
BTCS Inc.
filed 2022-05-13
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, there were 12,651,271 shares of common stock, par value $0.001, issued and outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11,756,692, based on the closing sales price of Common Stock of $2.54 on May 9, 2022.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including our liquidity, our belief that our revenues will increase, our blockchain infrastructure efforts will form the core growth for our Digital Asset Platform, our plans and development of our Digital Asset Dashboard and the integration of Staking-as-a-Service, our Digital Asset treasury strategy, our belief regarding blockchain, plans to expand the PoS operations and other future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the rewards and costs associated with staking or validating transactions on blockchains, continued drop in crypto prices, significant decrease in value of our digital assets and rewards while locked up, loss or theft of the private withdrawal keys resulting in the complete loss of digital assets and reward, and others which are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2021. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$2,245,062	$1,400,867
Digital assets/currencies	2,617,730	3,117,360
Staked digital assets/currencies	6,601,777	623,754
Prepaid expense	315,169	324,551
Total current assets	11,779,738	5,466,532

Other assets:
Property and equipment, net	11,544	9,783
Staked digital assets/currencies - long term	8,684,238	8,625,678
Total other assets	8,695,782	8,635,461

Total Assets	$20,475,520	$14,101,993

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$106,144	$138,716
Accrued compensation	3,209	7,334
Capital shares payable	75,002	-
Dividends payable	266,231	-
Warrant liabilities	2,493,750	1,852,500
Total current liabilities	2,944,336	1,998,550

Stockholders’ equity:
Common stock, 97,500,000 shares authorized at $0.001 par value, 12,616,010 and 10,528,212 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12,617	10,529
Additional paid in capital	158,848,780	147,682,384
Accumulated deficit	(141,330,213)	(135,589,470)
Total stockholders’ equity	17,531,184	12,103,443

Total Liabilities and Stockholders’ Equity	$20,475,520	$14,101,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenues
Validator revenue	$563,015	$72,524
Total revenues	563,015	72,524

Cost of revenues
Validator expense	137,869	14,996
Gross profit	425,146	57,528

Operating expenses:
General and administrative	$650,289	$553,981
Research and development	136,718	82,933
Compensation and related expenses	1,423,896	7,337,679
Marketing	41,793	1,421
Total operating expenses	2,252,696	7,976,014

Other income (expenses):
Interest expense	-	(54,247)
Amortization on debt discount	-	(562,096)
Change in fair value of warrant liabilities	(641,250)	-
Distributions to warrant holders	(35,625)	-
Impairment loss on digital assets/currencies	(3,307,428)	(1,301,764)
Realized gains (loss) on digital asset/currency transactions	71,110	3,054,418
Total other income (expenses)	(3,913,193)	1,136,311

Net loss	$(5,740,743)	$(6,782,175)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	(16,176)
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	(4,822,220)
Net loss attributable to common stockholders	$(5,740,743)	$(11,620,571)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(2.43)

Weighted average number of common shares outstanding, basic and diluted	12,245,278	4,777,894

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	1,790,576	1,791	10,511,976	-	10,513,767
Stock-based compensation	297,222	297	1,288,977	-	1,289,274
Dividend distributions	-	-	(634,557)	-	(634,557)
Net loss	-	-	-	(5,740,743)	(5,740,743)
Balance March 31, 2022	12,616,010	$12,617	$158,848,780	$(141,330,213)	$17,531,184

For the Three Months Ended March 31, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	29,414	$29	-	$-	4,201,035	$4,201	$120,578,944	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	171,814	172	$2,012,541	-	2,012,713
Issuance of common stock and warrants for cash, net	-	-	-	-	950,000	950	$8,855,500	-	8,856,450
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	$-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	19,609	20	$(167)	-	(176)
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	$1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	$129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-		16,176	-	-	$(16,176)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-		4,822,220	-	-	$(4,822,220)	-	-
Warrant exercise	-	-	-	-	200,000	200	$398,000	-	398,200
Stock-based compensation	-	-	-	-	46,579	47	$7,539,094	-	7,539,141
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(6,782,175)	(6,782,175)
Balance March 31, 2021	-	$-	1,100,000	$5,988,261	5,589,037	$5,590	$135,674,928	$(126,322,062)	$15,346,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Net Cash flows used from operating activities:
Net loss	$(5,740,743)	$(6,782,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	797	212
Amortization on debt discount	-	562,096
Stock-based compensation	1,289,274	7,539,560
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	179,277
Validator revenue	(563,015)	(72,524)
Blockchain network fees (non-cash)	1,321
Change in fair value of warrant liabilities	641,250	-
Purchase of non-productive digital assets/currencies	-	(5,761,549)
Sale of non-productive digital assets/currencies	-	4,274,491
Realized gain on digital assets/currencies transactions	(71,110)	(3,054,418)
Impairment loss on digital assets/currencies	3,307,428	1,301,764
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,382	(421,384)
Accounts payable and accrued expenses	(36,329)	42,267
Accrued compensation	(4,125)	(348,875)
Capital shares payable	75,002	-
Dividends payable - distributions to warrant holders	35,625	-
Net cash used in operating activities	(1,055,243)	(2,541,258)

Net cash used in investing activities:
Purchase of productive digital assets/currencies for validating	(8,521,726)	(7,994,887)
Sale of productive digital assets/currencies	310,149	-
Purchase of property and equipment	(2,558)	-
Net cash used in investing activities	(8,214,135)	(7,994,887)

Net cash provided by financing activities:
Dividend distributions	(400,194)	-
Proceeds from exercise of warrants	-	400,000
Proceeds from issuance of Series C-2 convertible preferred stock	-	1,100,000
Net proceeds from issuance of convertible notes	-	1,000,000
Net proceeds from issuance of common stock and warrants for cash	-	8,865,000
Net proceeds from issuance of common stock	-	2,014,259
Net proceeds from issuance common stock/ At-the-market offering	10,513,767	-
Payment to convertible notes principle	-	-
Net cash provided by financing activities	10,113,573	13,379,259

Net increase in cash	844,195	2,843,114
Cash, beginning of period	1,400,867	524,135
Cash, end of period	$2,245,062	$3,367,249

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$-	$16,176
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$-	$4,822,220
Conversion of Series C-1 Preferred Stock	$-	$196
Beneficial conversion feature of Series C-2 convertible preferred stock	$-	$129,412
Beneficial conversion features associated with convertible notes payable	$-	$1,000,000
Dividends payable	$230,606	$-

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

The Company’s blockchain infrastructure operations with a focuses on securing next-generation blockchains and operating validator nodes on various proof of stake-based blockchain networks, earning rewards of additional Digital Assets by actively validating transactions on the networks. The Company is developing a Digital Asset Platform that would enable users to aggregate their Digital Asset portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets. We also are developing and plan to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature that would enable users participate in asset leveraging through securing blockchain protocols and to stake and delegate supported cryptocurrencies through a non-custodial platform to BTCS operated validator nodes.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended March 31, 2022 are not necessarily indicative of results for the full year ended December 31, 2022. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2021.

Note 3 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Annual Report.

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported net income (loss).

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had approximately $2.2 million and $1.4 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2022 and December 31, 2021, the Company had approximately $1.7 million and $0.9 million in excess of the FDIC insured limit, respectively.

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

The Company has entered into network-based smart contracts by running its own Digital Asset validating nodes as well as by staking Digital Assets with staking pools on nodes run by third-party operators (either directly or through exchanges). Through these contracts, the Company provides cryptocurrency to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for staking the cryptocurrency and validating transactions on blockchain networks, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and is entitled to a fractional share of the fixed cryptocurrency award a third-party staking pool operator receives (less digital asset transaction fees payable to the pool operator or exchanges, which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The Company’s fractional share of awards received by a third-party staking pool is based on the proportion of cryptocurrency the Company staked to the staking pool node to the total cryptocurrency staked by all pool participants validating blockchain transactions.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives - the cryptocurrency awards - is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. The satisfaction of the performance obligation for transaction verification services occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

Cost of revenue

The Company’s cost of revenue consists primarily of direct production costs related to the operations of validating transactions on the network, rent and utilities for locations housing server nodes to the extent applicable, hosting costs if cloud-based servers are utilized and fees (including stock-based fees) paid to 3rd parties to assist in software maintenance and operations of its nodes.

Digital Assets Translations and Remeasurements

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

Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $3.3 million and $1.3 million related to Digital Assets during the three months ended March 31, 2022 and 2021, respectively

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on Digital Assets of approximately $70,000 and $3 million during the three months ended March 31, 2022 and 2021, respectively.

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

Options

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

Restricted Stock Units (RSUs)

For awards vesting upon the achievement of a service condition, compensation cost measured on the grant date will be recognized on a straight-line basis over the vesting period. Stock-based compensation expense for the market-based restricted stock units with explicit service conditions is recognized on a straight-line basis over the longer of the derived service period or the explicit service period, regardless of whether the market condition is satisfied. However, in the event that the explicit service period is not met, previously recognized compensation cost would be reversed. Market-based restricted stock units subject to market-based performance targets require achievement of the performance target as well as a service condition in order for these RSUs to vest.

The Company estimates the fair value of market-based RSUs as of the grant date and expected derived term using a Monte Carlo simulation that incorporates pricing inputs covering the period from the grant date through the end of the derived service period.

Dividends

On January 5, 2022, the board of directors of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions are considered a return of capital as the distributions are in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations. Dividend distributions amounted to $635,000 and $0 during the three months ended March 31, 2022 and 2021, respectively.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $42,000 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2022 and 2021 because their effect was anti-dilutive:

	As of March 31,
	2022	2021
Warrants to purchase common stock	962,794	962,794
Series C-1 Convertible Preferred stock	-	3,989,767
Convertible notes	-	149,366
Options	1,235,000	-
Non-vested restricted stock awards units	1,668,084	-
Total	3,865,878	5,101,927

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021:

	Fair value measured at March 31, 2022
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$2,493,750	$-	$-	$2,493,750

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$1,852,500	$-	$-	$1,852,500

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of March 31, 2022 and December 31, 2021, is as follows:

	March 31, 2022	December 31, 2021
Risk-free rate of interest	2.42%	1.26%
Expected volatility	160.1%	162.5%
Expected life (in years)	3.93	4.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2022 and 2021, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	March 31,	March 31,
	2022	2021
Beginning balance	$1,852,500	$-
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	641,250	-
Ending balance	$2,493,750	$-

Note 5 - Stockholders’ Equity

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

During the three months ended March 31, 2022, the Company sold a total of 1,790,576 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $10,849,000 at an average selling price of $6.06 per share, resulting in net proceeds of approximately $10,514,000 after deducting commissions and other transaction costs.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021. The Company has reserved 2,000,000 shares of Common Stock for issuance pursuant to the 2021 Plan. The Company is currently seeking shareholder approval to increase the reserved amount under the 2021 Plan to 7,000,000 shares.

Options

On January 1, 2021, the Board of Directors of the Company approved the grant of 1.2 million stock options with an exercise price of $1.90 under the Company’s 2021 Plan to Messrs. David Garrity a director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each optionee executed Stock Option Agreements evidencing the option grants. While stockholder approval (or ratification) of the grants was not required (under either the Stock Option Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those stock options. Of the stock options: (i) 480,000 options vested on January 1, 2022 and (ii) the remaining options vested (prior to March 31, 2021) based upon the Company’s stock price meeting certain milestones.

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,235,000	$2.14	$1,488,000	4.3
Employee options granted	-	-	-	-
Outstanding as of March 31, 2022	1,235,000	$2.14	$2,736,000	4.0
Options vested and exercisable as of March 31, 2022	1,205,250	$1.94	$2,736,000	4.0

RSUs

Effective January 2, 2022, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

The Board of Directors of the Company ratified grants of RSUs to each independent director. David Garrity, Carol Van Cleef and Charles Lee were each granted 31,848 restricted stock units (the “Board Grants”). The Board Grants vest in four equal installments at the end of each calendar quarter in 2022. As of March 31, 2022, 23,886 RSUs vested and are reflected as capital shares payable on the Balance Sheet amounting to approximately $75,000.

The Company’s executive officers were granted RSUs as part of a long-term incentive plan (“LTI”), with vesting terms set for when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above four defined market capitalization thresholds of $100 million, $150 million, $200 million and $400 million.

Effective February 22, 2022, upon appointment of Manish Paranjape as Chief Technology Officer of the Company, Mr. Paranjape was also granted RSUs as part of the LTI plan, with consistent vesting terms set for when the Company’s market capitalization above the same four defined market capitalization thresholds.

The RSUs granted to each executive employee are as follows:

				Market Cap Vesting Thresholds
			Total
Officer Name	Title	Grant Date	RSUs Granted	$ 100 million	$ 150 million	$ 200 million	$ 400 million
Charles Allen	Chief Executive Officer	1/2/2022	694,444	173,611	173,611	173,611	173,611
Michal Handerhan	Chief Operations Officer	1/2/2022	444,444	111,111	111,111	111,111	111,111
Michael Prevoznik	Chief Financial Officer	1/2/2022	222,224	55,556	55,556	55,556	55,556
Manish Paranjape	Chief Technology Officer	2/22/2022	160,184	40,046	40,046	40,046	40,046
			1,521,296	380,324	380,324	380,324	380,324

To the extent any market capitalization targets set forth above for Mr. Prevoznik and Mr. Paranjape are achieved, the RSUs will also be subject to the following five-year vesting schedule: 20% of the LTI RSUs which have met a market capitalization criteria will vest on the one-year anniversary of the grant date, and the remaining 80% of the LTI RSUs which have met a market capitalization criteria will vest monthly over the four years following the one year anniversary of the grant date.

In addition to the vesting criteria set forth above, while the Company is listed on the Nasdaq, the vesting and delivery of the shares of Common Stock underlying the LTI RSUs are subject to the receipt of shareholder approval approving an increase in the Plan or the creation of a new plan as required under Nasdaq rules.

For awards vesting upon the achievement of a service condition, compensation cost measured on the grant date will be recognized on a straight-line basis over the vesting period. Stock-based compensation expense for the market-based restricted stock units with explicit service conditions is recognized on a straight-line basis over the longer of the derived service period or the explicit service period, regardless of whether the market condition is satisfied. However, in the event that the explicit service period is not met, previously recognized compensation cost would be reversed. Market-based restricted stock units subject to market-based performance targets require achievement of the performance target as well as a service condition in order for these RSUs to vest.

The Company estimates the fair value of market-based RSUs as of the grant date and expected derived term using a Monte Carlo simulation that incorporates pricing inputs covering the period from the grant date through the end of the derived service period.

The following weighted-average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2022 and 2021 for the Monte-Carlo simulation:

	Three Months Ended March 31,
	2022	2021
Vesting Hurdle Price	$19.39	-
Term (years)	5.00	-
Expected stock price volatility	103.7%	-
Risk-free rate of interest	1.32%	-

Expected Volatility: The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the RSUs.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the RSUs.

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s RSUs are expected to be outstanding. The expected term is based on the stipulated 5 year period from the grant date until the market based criteria are achieved. If the market based criteria are not achieved within the five year period from the grant date, the RSUs will not vest and shall expire.

Vesting Hurdle Price: : The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the three months ended March 31, 2022 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	29,363	$5.96
Granted	1,662,607	3.29
Vested	(23,886)	3.14
Forfeited	-	-
Nonvested at March 31, 2022	1,668,084	$3.34

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 was approximately $1.3 million. Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
	2022	2021
Employee bonus stock awards	$894,027	$-
Employee stock option awards	69,634	7,039,560
Employee restricted stock unit awards	341,990	-
Non-employee restricted stock awards	82,081	62,640
Series C-2 Allocation	-	179,277
	$1,387,732	$7,281,477

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Compensation and related expenses	$3,209	$7,334
Accounts Payable	102,387	138,716
Other	3,757	-
	$109,352	$146,050

Note 7 - Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the three months ended March 31, 2022, the Company made contributions to the 401(k) Plan of $45,000.

Note 8 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from March 31, 2022 to May 9, 2022, the Company sold a total of 11,375 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $46,000 at an average selling price of $4.02 per share, resulting in net proceeds of approximately $44,000 after deducting commissions and other transaction costs.

On May 12, 2022, the Compensation Committee of the Board of Directors of the Company approved a performance based Annual Cash Incentive Plan for the Company’s executives for fiscal year 2022. If an executive meets their performance milestones, the executive will receive a cash bonus in amount up to 48% to 107% of the applicable executive’s base salary, as detailed below:

●	Charles Allen, the Company’s Chief Executive Officer is eligible to receive up to 107% of his base salary. Mr. Allen’s current base salary is $393,702;
●	Michal Handerhan, the Company’s Chief Operating Officer is eligible to receive up to 60% of his base salary. Mr. Handerhan’s base salary is $275,000;
●	Michael Prevoznik, the Company’s Chief Financial Officer is eligible to receive up to 50% of his base salary. Mr. Prevoznik’s base salary is $175,000;
●	Manish Paranjape, the Company’s Chief Technology Officer is eligible to receive up to 48% of his base salary. Mr. Paranjape’s base salary is $225,000.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. When we refer to the “2022 Quarter” and the “2021 Quarter” we are referring to the three months ended March 31, 2022 and March 31, 2021 quarters, respectively. Additionally, the twelve months ending December 31, 2022 is referred to as “Fiscal 2022.”

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

Digital Assets Held at Period End

Asset	2021Q1	2021Q2	2021Q3	2021Q4	2022Q1
Bitcoin (BTC)	90	90	90	90	90
Ethereum (ETH)	7,733	7,879	7,992	8,098	8,196
Cardano (ADA)		257,757	257,757	257,757	257,757
Kusama (KSM)		123	374	374	5,278
Tezos (XTZ)		14,966	24,172	24,504	70,453
Solana (SOL)			4,788	4,779	7,043
Polkadot (DOT)			8,032	8,032	38,816
Terra (LUNA)			3,584	3,584	3,621
Cosmos (ATOM)			3,072	3,072	80,474
Polygon (MATIC)			67,114	67,114	454,486
Avalanche (AVAX)			2,025	2,073	14,273
Algorand (ALGO)			50,584	51,103	51,197
Axie Infinity (AXS)					22,322
Kava (KAVA)					183,966

Fair Market Value of Digital Assets at Period End

Asset	2021Q1	2021Q2		2021Q3	2021Q4	2022Q1
Bitcoin (BTC)	$5,302,695	$3,153,675		$3,941,180	$4,167,579	$4,098,481
Ethereum (ETH)*	$14,833,709	$17,920,148		$23,990,541	$29,820,477	$26,894,723
Cardano (ADA)		$356,600		$545,028	$337,716	$294,320
Kusama (KSM)		$26,501		$123,957	$103,866	$992,851
Tezos (XTZ)		$45,495		$146,914	$106,679	$262,023
Solana (SOL)				$675,373	$813,791	$863,854
Polkadot (DOT)				$229,558	$214,616	$826,875
Terra (LUNA)				$138,351	$306,353	$373,005
Cosmos (ATOM)				$111,252	$99,761	$2,325,374
Polygon (MATIC)				$75,644	$169,604	$735,034
Avalanche (AVAX)				$135,191	$226,499	$1,383,403
Algorand (ALGO)				$82,381	$84,830	$47,492
Axie Infinity (AXS)						$1,416,264
Kava (KAVA)						$828,742
Total	$20,136,404	$21,502,420		$30,195,370	$36,451,772	$41,342,441
QoQ Change	411%	7%		40%	21%	13%
YoY Change	7516%	2013	%	1780%	825%	105%

* Approximately 9 ETH is not staked on Ethereum 2.0’s Beacon Chain.

Prices of Digital Assets at Period End

Asset	2021Q1	2021Q2	2021Q3	2021Q4	2022Q1
Bitcoin (BTC)	$58,919	$35,041	$43,791	$46,306	$45,539
Ethereum (ETH)	$1,918	$2,275	$3,002	$3,683	$3,282
Cardano (ADA)		$1.38	$2.11	$1.31	$1.14
Kusama (KSM)		$215	$331	$278	$188
Tezos (XTZ)		$3.04	$6.08	$4.35	$3.72
Solana (SOL)			$141	$170	$123
Polkadot (DOT)			$28.58	$26.72	$21.30
Terra (LUNA)			$38.60	$85.47	$103
Cosmos (ATOM)			$36.21	$32.47	$28.90
Polygon (MATIC)			$1.13	$2.53	$1.62
Avalanche (AVAX)			$66.77	$109	$96.92
Algorand (ALGO)			$1.63	$1.66	$0.93
Axie Infinity (AXS)					$63.45
Kava (KAVA)					$4.50

* The prices have been rounded to the nearest whole dollar for prices above $100

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

The Company is not limiting its assets to a single type of Digital Asset and may hold a variety of Digital Assets. The Company will carefully review its purchases of digital securities to avoid violating the Investment Company Act of 1940 and seek to reduce potential liabilities under the federal securities laws.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$(5,740,743)	$(6,782,175)
Adjusted to exclude the following:
Depreciation and amortization	797	562,096
Interest expense	-	54,247
Change in fair value of warrant liabilities	641,250	-
Stock-based compensation	1,364,276	7,281,477
Adjusted EBITDA	(3,734,420)	1,115,645

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table reflects our operating results for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022	2022

Revenues
Validator revenue	$563,015	$72,524	$490,491	676%
Total revenues	563,015	72,524	490,491	676

Cost of revenues
Validator expense	137,869	14,996	122,873	819
Gross profit	425,146	57,528	367,618	639

Operating expenses:
General and administrative	$650,289	$553,981	$96,308	17%
Research and development	136,718	82,933	53,784	65
Compensation and related expenses	1,423,896	7,337,679	(5,913,784)	(81)
Marketing	41,793	1,421	40,372	2,841
Total operating expenses	2,252,696	7,976,014	(5,723,318)	(72)

Other income (expenses):
Interest expense	-	(54,247)	54,247	(100)
Amortization on debt discount	-	(562,096)	562,096	(100)
Change in fair value of warrant liabilities	(641,250)	-	(641,250)	N/A
Distributions to warrant holders	(35,625)	-	(35,625)	N/A
Impairment loss on digital assets/currencies	(3,307,428)	(1,301,764)	(2,005,664)	154
Realized gains (loss) on digital asset/currency transactions	71,110	3,054,418	(2,983,308)	98
Total other income (expenses)	(3,913,193)	1,136,311	(5,049,505)	444

Net loss	$(5,740,743)	$(6,782,175)	1,041,342	(15)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	(16,176)	16,176	(100)
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	(4,822,220)	4,822,220	(100)
Net loss attributable to common stockholders	$(5,740,743)	$(11,620,571)	5,879,828	(51)

Validator Revenue

Revenue for the three months ended March 31, 2022 and 2021 were approximately $563,000 and $73,000, respectively. The increase is from our blockchain infrastructure validating revenue. We believe revenues will increase as the Company continues to expand its blockchain infrastructure efforts.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 and 2021 were approximately $138,000 and $15,000, respectively. The increase is from our blockchain infrastructure validating operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin will improve as we add scale to our blockchain infrastructure operations, leading to improved gross profits.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were approximately $2.2 million and $8.0 million. The decrease is primarily due to $7.3 million non-cash contingent bonuses granted to employees and our non-employee director during 2021 for the achievement of performance milestones. The equity compensation was not valued based on the Company’s stock price of $0.19, the last closing date prior to the date of issuance of January 1, 2021 but instead, in accordance with GAAP, valued as of March 31, 2021 (the date the Company received stockholder ratification). On that date, the Company’s stock price was $1.03 which caused the significant corresponding stock compensation expense. We believe operating expenses will remain consistent as the Company continues to utilize equity-based bonus incentives as a core part of its compensation strategy.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2022 and 2021 was approximately $(3.9) million and $1.1 million, respectively. The increase in other income is primarily from $3.3 million impairment loss on digital assets/currencies and $0.6 million change in fair value of warrant liabilities.

Net loss

Net loss for the three months ended March 31, 2022 and 2021 was approximately $5.7 million and $6.8 million, respectively. The decrease is primarily due to the decrease of operating expenses and increase in other income (expense) as discussed above.

Net loss attributable to common stockholders

We incurred approximately $0 and $16,000 related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock, and $0 and $4.8 million of deemed dividends related to recognition of anti-dilution adjustment to the conversion amount for Series C-2 convertible preferred stock for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Recent Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through May 9, 2022, the Company sold a total of 2,268,742 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $13,874,000 at an average selling price of $6.12 per share, resulting in net proceeds of approximately $13,440,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2022, the Company had approximately $2.6 million of liquid Digital Assets (i.e. non-staked) and $2.2 million of cash.

As of March 31, 2022, we held approximately 90 bitcoins that composed a majority of our non-staked liquid Digital Asset balance. We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The Bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the Bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

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

As of May 9, 2022, the Company had approximately $1.9 million of cash and the fair market value of the Company’s liquid Digital Assets was approximately $8.7 million, which excludes $18.7 million of staked Ethereum. The Company had no notes payable or any other long-term debt outstanding. As of May 9, 2022, the Company also has approximately $18.2 million available under the At the Market Offering Agreement over the next twelve months under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our then stock price. The Company believes that the existing cash and liquid Digital Assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was $1.1 million during the three months ended March 31, 2022 compared to $2.5 million for the three months ended March 31, 2021.

Cash used in investing activities was $8.2 million during the three months ended March 31, 2022 compared to $8.0 million for the three months ended March 31, 2021. Net cash outflow for investing activities was used primarily for the purchase of Digital Assets for blockchain infrastructure operations.

Cash provided by financing activities was $10.1 million during the three months ended March 31, 2022 compared to $13.4 million for the three months ended March 31, 2021. The cash inflows from financing activities were primarily from proceeds from the Common Stock sold pursuant to the ATM Agreement ($10.5 million). This was partially offset by a one time return of capital distribution of $635,000 made to record holders as of March 17, 2022. The Company has plans to continue to raise proceeds from the sale of Common Stock and issuance of debt to fund operations as needed.

Off Balance Sheet Transactions

As of March 31, 2022, there were no off-balance sheet arrangement and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 3 to the Unaudited Condensed Financial Statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the quarter ended March 31, 2022, we have issued securities without registration under the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Non-Employee Directors (1)	January 2, 2022	95,544 shares of restricted stock units	Performance awards

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

On May 12, 2022, the Compensation Committee of the Board of Directors of the Company approved a performance based Annual Cash Incentive Plan for the Company’s executives for fiscal year 2022. If an executive meets their performance milestones, the executive will receive a cash bonus in amount up to 48% to 107% of the applicable executive’s base salary, as detailed below:

●	Charles Allen, the Company’s Chief Executive Officer is eligible to receive up to 107% of his base salary. Mr. Allen’s current base salary is $393,702;
●	Michal Handerhan, the Company’s Chief Operating Officer is eligible to receive up to 60% of his base salary. Mr. Handerhan’s base salary is $275,000;
●	Michael Prevoznik, the Company’s Chief Financial Officer is eligible to receive up to 50% of his base salary. Mr. Prevoznik’s base salary is $175,000;
●	Manish Paranjape, the Company’s Chief Technology Officer is eligible to receive up to 48% of his base salary. Mr. Paranjape’s base salary is $225,000.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

May 13, 2022
	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Articles of Merger	8-K/A	7/31/15	3.1
2.2	Agreement and Plan of Merger	8-K/A	7/31/15	3.2
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Change – Reverse Split	8-K	8/17/21	3.1
3.2	Bylaws	S-1	5/29/08	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/12/22	3.1
4.1	2021 Equity Incentive Plan	DEF 14A	4/26/22	Annex A
10.1	Form of Subscription Agreement – Series C-2 Convertible Preferred Stock	8-K	1/4/21	10.1
10.2	Series D Warrant dated January 15, 2021	8-K	1/22/21	10.1
10.3	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers and the Placement Agent+	8-K	3/4/21	10.1
10.4	Placement Agent Agreement dated March 2, 2021 by and between the Company and A.G.P./Alliance Global Partners	8-K	3/4/21	10.2
10.5	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers	8-K	3/4/21	10.3
10.6	Offer Letter – Michael Prevoznik	10-K	3/11/22	10.4
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				Filed

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

