Form 10-Q
period 2022-06-30
BTCS Inc.
filed 2022-08-11
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 12,965,537 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including our liquidity, our belief that our revenues will increase, our blockchain infrastructure efforts will form the core growth for our Digital Asset Platform, our plans and development of our Digital Asset Dashboard and the integration of Staking-as-a-Service, our Digital Asset treasury strategy, our belief regarding blockchain, plans to expand the proof-of-stake (“PoS”) operations and other future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the rewards and costs associated with staking or validating transactions on blockchains, regulatory issues related to our business model, continued drop in crypto prices, significant decrease in value of our digital assets and rewards while locked up, loss or theft of the private withdrawal keys resulting in the complete loss of digital assets and reward, and others which are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2021. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$3,191,418	$1,400,867
Digital assets/currencies	19,803	3,117,360
Staked digital assets/currencies	2,475,868	623,754
Prepaid expense	261,175	324,551
Total current assets	5,948,264	5,466,532

Other assets:
Property and equipment, net	10,615	9,783
Staked digital assets/currencies - long term	5,498,808	8,625,678
Total other assets	5,509,423	8,635,461

Total Assets	$11,457,687	$14,101,993

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$143,037	$138,716
Accrued compensation	140,187	7,334
Warrant liabilities	783,750	1,852,500
Total current liabilities	1,066,974	1,998,550

Stockholders’ equity:
Common stock, 97,500,000 shares authorized at $0.001 par value, 12,703,794 and 10,528,212 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12,705	10,529
Additional paid in capital	159,432,894	147,682,384
Accumulated deficit	(149,054,886)	(135,589,470)
Total stockholders’ equity	10,390,713	12,103,443

Total Liabilities and Stockholders’ Equity	$11,457,687	$14,101,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues
Validator revenue (net of fees)	$514,349	$380,499	$1,077,364	$453,023
Total revenues	514,349	380,499	1,077,364	453,023

Cost of revenues
Validator expense	93,900	59,249	231,769	74,245
Gross profit	420,449	321,250	845,595	378,778

Operating expenses:
General and administrative	$512,051	$312,967	$1,162,340	$866,948
Research and development	185,004	245,336	321,722	328,269
Compensation and related expenses	638,025	1,703,771	2,061,921	9,041,450
Marketing	23,691	1,365	65,484	2,786
Impairment loss on digital assets/currencies	8,894,797	2,267,374	12,202,225	3,569,138
Realized gains on digital asset/currency transactions	(398,446)	-	(469,556)	(3,054,418)
Total operating expenses	9,855,122	4,530,813	15,344,136	10,754,173

Other income (expenses):
Interest expense	-	(59,835)	-	(114,082)
Amortization on debt discount	-	(572,675)	-	(1,134,771)
Change in fair value of warrant liabilities	1,710,000	-	1,068,750	-
Distributions to warrant holders	-	-	(35,625)	-
Total other income (expenses)	1,710,000	(632,510)	1,033,125	(1,248,853)

Net loss	$(7,724,673)	$(4,842,073)	$(13,465,416)	$(11,624,248)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	(16,177)	-	(32,353)
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	(198,663)	-	(5,020,883)
Net loss attributable to common stockholders	$(7,724,673)	$(5,056,913)	$(13,465,416)	$(16,677,484)

Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.89)	$(1.08)	$(3.19)

Weighted average number of common shares outstanding, basic and diluted	12,644,719	5,667,229	12,446,102	5,225,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	1,830,588	1,831	10,602,610	-	10,604,441
Stock-based compensation	344,994	345	1,782,457	-	1,782,802
Dividend distributions	-	-	(634,557)	-	(634,557)
Net loss	-	-	-	(13,465,416)	(13,465,416)
Balance June 30, 2022	12,703,794	$12,705	$159,432,894	$(149,054,886)	$10,390,713

For the Six Months Ended June 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	29,414	$29	-	$-	4,201,035	$4,201	$120,578,944	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	288,778	289	2,811,245	-	2,811,534
Issuance of common stock and warrants for cash, net	-	-	-	-	950,000	950	8,855,500	-	8,856,450
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	19,609	20	(167)	-	(176)
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-		32,353	-	-	(32,353)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-		5,020,883	-	-	(5,020,883)	-	-
Warrant exercise	-	-	-	-	200,000	200	398,000	-	398,200
Stock-based compensation	-	-	-	-	52,797	53	9,226,174	-	9,226,227
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(11,624,248)	(11,624,248)
Balance June 30, 2021	-	$-	1,100,000	$6,203,101	5,712,219	$5,713	$137,945,872	$(131,164,135)	$12,990,551

For the Three Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2022	12,616,010	$12,617	$158,848,780	$(141,330,213)	$17,531,184
Issuance of common stock, net of offering cost / At-the-market offering	40,012	40	90,634	-	90,674
Stock-based compensation	47,772	48	493,480	-	493,528
Dividend distributions	-	-	-	-	-
Net loss	-	-	-	(7,724,673)	(7,724,673)
Balance June 30, 2022	12,703,794	$12,705	$159,432,894	$(149,054,886)	$10,390,713

For the Three Months Ended June 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2021	-	$-	1,100,000	$5,988,261	5,589,037	$5,590	$135,674,928	$(126,322,062)	$15,346,717
Common stock issued including equity commitment fee, net	-	-	-	-	116,964	117	798,830	-	798,947
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-		16,177	-	-	(16,177)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-		198,663	-	-	(198,663)	-	-
Stock-based compensation	-	-	-	-	6,218	6	1,686,954	-	1,686,960
Net loss	-	-	-	-	-	-	-	(4,842,073)	(4,842,073)
Balance June 30, 2021	-	$-	1,100,000	$6,203,101	5,712,219	$5,713	$137,945,872	$(131,164,135)	$12,990,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Net Cash flows used from operating activities:
Net loss	$(13,465,416)	$(11,624,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,727	299
Amortization on debt discount	-	1,134,771
Stock-based compensation	1,782,802	9,226,702
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	179,277
Validator revenue	(1,077,364)	(453,023)
Blockchain network fees (non-cash)	1,321	-
Change in fair value of warrant liabilities	(1,068,750)	-
Purchase of non-productive digital assets/currencies	-	(5,761,549)
Sale of non-productive digital assets/currencies	2,547,322	4,274,491
Realized gains on digital assets/currencies transactions	(469,556)	(3,054,418)
Impairment loss on digital assets/currencies	12,202,225	3,569,138
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,376	(566,337)
Accounts payable and accrued expenses	565	130,541
Accrued compensation	132,853	(346,689)
Net cash provided by (used in) operating activities	651,105	(3,291,045)

Net cash used in investing activities:
Purchase of productive digital assets/currencies for validating	(9,141,785)	(8,493,136)
Sale of productive digital assets/currencies	310,149	-
Purchase of property and equipment	(2,558)	(3,245)
Net cash used in investing activities	(8,834,194)	(8,496,381)

Net cash provided by financing activities:
Dividend distributions	(630,801)	-
Proceeds from exercise of warrants	-	400,000
Proceeds from issuance of Series C-2 convertible preferred stock	-	1,100,000
Net proceeds from issuance of convertible notes	-	1,000,000
Net proceeds from issuance of common stock and warrants for cash	-	8,865,000
Net proceeds from issuance of common stock	-	2,814,133
Net proceeds from issuance common stock/ At-the-market offering	10,604,441	-
Payment to convertible notes principle	-	-
Net cash provided by financing activities	9,973,640	14,179,133

Net increase in cash	1,790,551	2,391,707
Cash, beginning of period	1,400,867	524,135
Cash, end of period	$3,191,418	$2,915,842

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$-	$32,353
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$-	$5,020,883
Conversion of Series C-1 Preferred Stock	$-	$196
Beneficial conversion feature of Series C-2 convertible preferred stock	$-	$129,412
Beneficial conversion features associated with convertible notes payable	$-	$1,000,000

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

The Company’s blockchain infrastructure operations focuses on securing next-generation blockchains and operating validator nodes on various proof of stake-based blockchain networks, earning rewards of additional Digital Assets by actively validating transactions on the networks. The Company is developing a Digital Asset Platform that would enable users to aggregate their Digital Asset portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets. We also are developing and plan to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature that would enable users participate in asset leveraging through securing blockchain protocols and to stake and delegating supported cryptocurrencies to BTCS operated validator nodes through a non-custodial platform.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of results for the full year ended December 31, 2022. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2021.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had approximately $3.2 million and $1.4 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2022 and December 31, 2021, the Company had approximately $2.7 million and $0.9 million in excess of the FDIC insured limit, respectively.

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

Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses related to Digital Assets of approximately $12.2 million and $3.6 million during the six months ended June 30, 2022, and 2021, respectively

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on Digital Assets of approximately $470,000 and $3.1 million during the six months ended June 30, 2022 and 2021, respectively.

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

Dividends

On January 5, 2022, the board of directors of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions are considered a return of capital as the distributions are in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations. Dividend distributions amounted to $635,000 and $0 during the six months ended June 30, 2022 and 2021, respectively.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $65,000 and $3,000 for the six months ended June 30, 2022 and 2021, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2022 and 2021 because their effect was anti-dilutive:

	As of June 30,
	2022	2021
Warrants to purchase common stock	945,837	962,794
Series C-1 Convertible Preferred stock	-	4,011,765
Convertible notes	-	239,264
Options	1,235,000	-
Non-vested restricted stock awards units	1,644,198	-
Total	3,825,035	5,213,823

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021:

	Fair value measured at June 30, 2022
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$783,750	$-	$-	$783,750

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$1,852,500	$-	$-	$1,852,500

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of June 30, 2022 and December 31, 2021, is as follows:

	June 30, 2022	December 31, 2021
Risk-free rate of interest	3.01%	1.26%
Expected volatility	165.8%	162.5%
Expected life (in years)	3.68	4.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2022 and 2021, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	June 30,	June 30,
	2022	2021
Beginning balance	$1,852,500	$-
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	(1,068,750)	-
Ending balance	$783,750	$-

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

During the six months ended June 30, 2022, the Company sold a total of 1,830,588 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $10,944,000 at an average selling price of $5.98 per share, resulting in net proceeds of approximately $10,604,000 after deducting commissions and other transaction costs.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021. The Company has reserved 2,000,000 shares of Common Stock for issuance pursuant to the 2021 Plan. The Company received shareholder approval on June 13, 2022 to increase the reserved amount under the 2021 Plan to 7,000,000 shares.

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

A summary of option activity under the Company’s stock option plan for six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,235,000	$2.14	$1,488,000	4.3
Employee options granted	-	-	-	-
Outstanding as of June 30, 2022	1,235,000	$2.14	$-	3.8
Options vested and exercisable as of June 30, 2022	1,224,500	$2.07	$-	3.8

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2022 and 2021 for the Monte-Carlo simulation:

	Six Months Ended June 30,
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

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s RSUs are expected to be outstanding. The expected term is based on the stipulated 5 year period from the grant date until the market based criteria are achieved. If the market-based criteria are not achieved within the five year period from the grant date, the RSUs will not vest and shall expire.

Vesting Hurdle Price: The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the six months ended June 30, 2022 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	29,363	$5.96
Granted	1,662,607	3.29
Vested	(47,772)	3.14
Forfeited	-	-
Nonvested at June 30, 2022	1,644,198	$3.34

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Employee bonus stock awards	$-	$-	$894,027	$-
Employee stock option awards	12,812	1,620,768	82,446	8,660,328
Employee restricted stock unit awards	405,714	1,375	747,704	1,375
Non-employee restricted stock awards	89,656	100,166	171,737	162,806
Series C-2 Allocation	-	-	-	179,277
	$508,182	$1,722,309	$1,895,914	$9,003,786

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Compensation and related expenses	$140,187	$7,334
Accounts Payable	139,280	138,716
Other	3,757	-
	$283,224	$146,050

Accrued compensation and related expenses include approximately $139,000 related to performance bonus accruals as of June 30, 2022.

Note 7 - Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the six months ended June 30, 2022, the Company made contributions to the 401(k) Plan of $45,000.

Note 8 – Liquidity

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit at June 30, 2022, a net loss and net cash used in operating activities for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months.

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from July 1, 2022 to August 8, 2022, the Company sold a total of 261,743 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $417,000 at an average selling price of $1.59 per share, resulting in net proceeds of approximately $402,000 after deducting commissions and other transaction costs.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. When we refer to the “2022 Quarter” and the “2021 Quarter” we are referring to the three months ended June 30, 2022 and June 30, 2021 quarters, respectively. Further, when we refer to the “2022 Period” and the “2021 Period” we are referring to the six months ended June 30, 2022 and June 30, 2021 periods, respectively. Additionally, the twelve months ending December 31, 2022 is referred to as “Fiscal 2022.”

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

Depending on the PoS blockchain protocol, native token holders have the opportunity to leverage their asset holdings by either running their own validator (“Validating”) or delegating their rights to a validator (“Delegating” or “Staking”). With Delegating or Staking, token holders indirectly participate in blockchain networks by maintaining control of their private keys and delegating their tokens to an existing validator. Therefore, Delegating is more akin to assigning voting rights of stock to another person or entity via a power of attorney. With Validating, a node operator and token holder combine tokens in order to improve the node’s collective odds of earning token rewards for successfully validating new transactions and blocks on the network. With both Delegating and Validating, the validator operators earn a fee for providing the technical capabilities of running a node 24/7 that requires regular, active maintenance and industry expertise.

BTCS uses its blockchain infrastructure to operate validator nodes on various proof of stake-based blockchain networks. In connection with the validation of transactions occurring on those blockchain networks, BTCS will stake the Digital Assets native to those blockchains on the validator nodes it operates in order to earn staking rewards. BTCS may also use its blockchain infrastructure to validate and sign transactions on behalf of customers that delegate their validation and voting rights to BTCS-operated validator nodes (referred to as “Staking-as-a-Service” or “SaaS”).

A SaaS provider maintains an active role in validating transactions on a given PoS network on behalf of its delegators by (1) arranging transactions using software to stake the relevant Digital Assets; (2) monitoring the nodes it is operating to ensure they remain online, ready to validate transactions; and (3) verifying transactions on the network when required to earn rewards.

Apart from Ethereum, all of the Company’s Digital Asset holdings are in tokens secured by PoS or similar consensus mechanisms that allow for Delegating and asset leveraging. The Company is currently actively operating validator nodes on Ethereum’s Beacon Chain, Cosmos, Kava, Tezos, Avalanche, Kusama, Polygon and Cardano. The Company has also staked the following tokens Polkadot, Algorand, Axie Infinity and Solana. Building on that base, the Company plans to expand its PoS operations to secure other disruptive blockchain protocols that also allow for delegating.

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

Digital Assets Held at Period End

Asset	2021Q2	2021Q3	2021Q4	2022Q1	2022Q2
Bitcoin (BTC)	90	90	90	90	-
Ethereum (ETH)	7,879	7,992	8,098	8,196	8,283
Cardano (ADA)	257,757	257,757	257,757	257,757	260,555
Kusama (KSM)	123	374	374	5,278	5,550
Tezos (XTZ)	14,966	24,172	24,504	70,453	71,369
Solana (SOL)		4,788	4,779	7,043	7,136
Polkadot (DOT)		8,032	8,032	38,816	39,986
Terra (LUNA)		3,584	3,584	3,621	-
Cosmos (ATOM)		3,072	3,072	80,474	86,613
Polygon (MATIC)		67,114	67,114	454,486	466,022
Avalanche (AVAX)		2,025	2,073	14,273	14,594
Algorand (ALGO)		50,584	51,103	51,197	51,201
Axie Infinity (AXS)				22,322	31,763
Kava (KAVA)				183,966	264,917

Fair Market Value of Digital Assets at Period End

Asset	2021Q2		2021Q3	2021Q4	2022Q1	2022Q2
Bitcoin (BTC)	$3,153,675		$3,941,180	$4,167,579	$4,098,481	$-
Ethereum (ETH)*	$17,920,148		$23,990,541	$29,820,477	$26,894,723	$8,840,595
Cardano (ADA)	$356,600		$545,028	$337,716	$294,320	$119,555
Kusama (KSM)	$26,501		$123,957	$103,866	$992,851	$267,583
Tezos (XTZ)	$45,495		$146,914	$106,679	$262,023	$101,102
Solana (SOL)			$675,373	$813,791	$863,854	$239,700
Polkadot (DOT)			$229,558	$214,616	$826,875	$281,496
Terra (LUNA)			$138,351	$306,353	$373,005	$-
Cosmos (ATOM)			$111,252	$99,761	$2,325,374	$651,909
Polygon (MATIC)			$75,644	$169,604	$735,034	$222,466
Avalanche (AVAX)			$135,191	$226,499	$1,383,403	$247,059
Algorand (ALGO)			$82,381	$84,830	$47,492	$16,115
Axie Infinity (AXS)					$1,416,264	$461,649
Kava (KAVA)					$828,742	$468,634
Total	$21,502,420		$30,195,370	$36,451,772	$41,342,441	$11,917,863
QoQ Change	7%		40%	21%	13%	-71%
YoY Change	2013	%	1780%	825%	105%	-45%

* Approximately 9 ETH is not staked.

Prices of Digital Assets at Period End

Asset	2021Q2	2021Q3	2021Q4	2022Q1	2022Q2
Bitcoin (BTC)	$35,041	$43,791	$46,306	$45,539	$19,785
Ethereum (ETH)	$2,275	$3,002	$3,683	$3,282	$1,067
Cardano (ADA)	$1.38	$2.11	$1.31	$1.14	$0.46
Kusama (KSM)	$215	$331	$278	$188	$48
Tezos (XTZ)	$3.04	$6.08	$4.35	$3.72	$1.42
Solana (SOL)		$141	$170	$123	$34
Polkadot (DOT)		$28.58	$26.72	$21.30	$7.04
Terra (LUNA)		$38.60	$85.47	$103	$-
Cosmos (ATOM)		$36.21	$32.47	$28.90	$7.53
Polygon (MATIC)		$1.13	$2.53	$1.62	$0.48
Avalanche (AVAX)		$66.77	$109	$96.92	$16.93
Algorand (ALGO)		$1.63	$1.66	$0.93	$0.31
Axie Infinity (AXS)				$63.45	$14.53
Kava (KAVA)				$4.50	$1.77

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

The Company is also currently developing and plans to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature aimed at allowing users to delegate supported cryptocurrencies to BTCS operated validator nodes through a non-custodial platform. Staking allows users to generate an annual percentage yield (“APY”) on their staked assets whereas validator node operators charge a fee on users’ staked asset rewards earned in addition to earning an APY on staked assets. In turn, the highly scalable nature of both staking Digital Assets as well as allowing users to stake Digital Assets to earn token rewards is the premise behind BTCS’ Staking-as-a-Service platform.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The following tables reflect our operating results for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,		$ Change	% Change
	2022	2021	2022	2022

Revenues
Validator revenue	$514,349	$380,499	$133,850	35%
Total revenues	514,349	380,499	133,850	35

Cost of revenues
Validator expense	93,900	59,249	34,651	58
Gross profit	420,449	321,250	99,199	31

Operating expenses:
General and administrative	$512,051	$312,967	$199,084	64%
Research and development	185,004	245,336	(60,332)	(25)
Compensation and related expenses	638,025	1,703,771	(1,065,746)	(63)
Marketing	23,691	1,365	22,326	1,636
Impairment loss on digital assets/currencies	8,894,797	2,267,374	6,627,423	292
Realized gains on digital asset/currency transactions	(398,446)	-	(398,446)	N/A
Total operating expenses	9,855,122	4,530,813	5,324,309	118

Other income (expenses):
Interest expense	-	(59,835)	59,835	(100)
Amortization on debt discount	-	(572,675)	572,675	(100)
Change in fair value of warrant liabilities	1,710,000	-	1,710,000	N/A
Distributions to warrant holders	-	-	-	N/A
Total other income (expenses)	1,710,000	(632,510)	2,342,510	370

Net loss	$(7,724,673)	$(4,842,073)	(2,882,600)	60

	For the Six Months Ended
	June 30,		$ Change	% Change
	2022	2021	2022	2022

Revenues
Validator revenue	$1,077,364	$453,023	$624,341	138%
Total revenues	1,077,364	453,023	624,341	138

Cost of revenues
Validator expense	231,769	74,245	157,524	212
Gross profit	845,595	378,778	466,817	123

Operating expenses:
General and administrative	$1,162,340	$866,948	$295,392	34%
Research and development	321,722	328,269	(6,547)	(2)
Compensation and related expenses	2,061,921	9,041,450	(6,979,529)	(77)
Marketing	65,484	2,786	62,698	2,250
Impairment loss on digital assets/currencies	12,202,225	3,569,138	8,633,087	242
Realized gains on digital asset/currency transactions	(469,556)	(3,054,418)	2,584,862	85
Total operating expenses	15,344,136	10,754,173	4,589,963	43

Other income (expenses):
Interest expense	-	(114,082)	114,082	(100)
Amortization on debt discount	-	(1,134,771)	1,134,771	(100)
Change in fair value of warrant liabilities	1,068,750	-	1,068,750	N/A
Distributions to warrant holders	(35,625)	-	(35,625)	N/A
Total other income (expenses)	1,033,125	(1,248,853)	2,281,978	183

Net loss	$(13,465,416)	$(11,624,248)	(1,841,168)	16

Validator Revenue

The increase in revenue during the 2022 Quarter and 2022 Period as compared to the 2021 Quarter and 2021 Period is from our blockchain infrastructure validating revenue. We believe revenues will decrease for the period ending September 30, 2022 and potentially for the remainder of 2022 as a result of decline in market prices of the Digital Assets we have earned and/or purchased.

Cost of Revenues

The increase in cost of revenues is due to our blockchain infrastructure validating operating costs, including, web service hosting fees, and cash and stock-based compensation related to services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin will improve as we add scale to our blockchain infrastructure operations and reduce costs as a result of increased operational efficiencies, leading to improved gross profits.

Operating Expenses

The increase in operating expenses in the 2022 Quarter is primarily due to the $8.9 million impairment loss on Digital Assets (“Digital Asset Impairment”) in the 2022 Quarter, compared to only $2.3 million Digital Asset Impairment in the 2021 Quarter. This is partially offset by the $1.6 million non-cash contingent bonuses granted to employees and our non-employee directors during the 2021 Quarter for the achievement of performance milestones.

The increase in operating expenses in the 2022 Period is primarily due to the $12.2 million Digital Asset Impairment in the 2022 Period, compared to only $3.6 million Digital Asset Impairment in the 2021 Period. This is partially offset by the $8.7 million non-cash contingent bonuses granted to employees and our non-employee directors during the 2021 Period for the achievement of performance milestones.

We believe operating expenses will remain consistent as the Company continues to utilize equity-based bonus incentives as a core part of its compensation strategy. However, volatility in the Digital Asset markets will subject the Company to the possibility of additional impairment charges on its Digital Asset holdings.

The Company is evaluating additional opportunities to reduce costs. As part of our cost cutting measures, in June 2022, the Board of Directors reduced all director fees for 2022 from $50,000 to $25,000 and reduced the Audit, Compensation and Nominating and Corporate Governance committee chair fees for 2022 to $5,000. Additionally, Charles Allen and Michal Handerhan, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, agreed to forfeit $25,000 of their annual base salaries for 2022. Collectively, these cost-cutting measures will result in cost savings of approximately $141,000, which the Company will see primarily in the next two quarters.

Other Income (Expenses)

The increase in other income for the periods reported was primarily due to the decrease in the fair value of warrant liabilities. This non-cash expense is driven by the value of our stock price at the end of each quarter which we cannot predict.

Net loss

The increase in our net loss for the periods reported was primarily due to the increase in operating expenses and increase in other income (expense) as discussed above. We believe that our net loss will increase as the Company incurs increased costs related to the development of its Digital Asset Platform and incurs additional Digital Asset Impairment losses due to volatility in the Digital Asset markets.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through August 8, 2022, the Company sold a total of 2,559,122 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $14,340,000 at an average selling price of $5.60 per share, resulting in net proceeds of approximately $13,888,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2022, the Company had approximately $2.5 million of liquid Digital Assets (i.e. non-staked) and $3.2 million of cash.

We view our Digital Assets as long-term holdings and we do not plan to engage in regular trading of Digital Assets. During times of instability in the market of Digital Assets, we may not be able to sell our Digital Assets at reasonable prices or at all. As a result, our Digital Assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of August 8, 2022, the Company had approximately $3.2 million of cash and the fair market value of the Company’s liquid Digital Assets was approximately $4.4 million, which excludes $14.8 million of staked Ethereum. The Company has no outstanding debt. As of August 8, 2022, the Company also has approximately $17.7 million available under the At the Market Offering Agreement under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our then stock price. The Company believes that the existing cash and liquid Digital Assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was approximately $0.7 million during the six months ended June 30, 2022 compared to $(3.3) million for the six months ended June 30, 2021.

Cash used in investing activities was $8.8 million during the six months ended June 30, 2022 compared to $8.5 million for the six months ended June 30, 2021. Net cash outflow for investing activities was used primarily for the purchase of Digital Assets for our blockchain infrastructure operations.

Cash provided by financing activities was $10.0 million during the six months ended June 30, 2022 compared to $14.2 million for the six months ended June 30, 2021. The cash inflows from financing activities were primarily from proceeds from the Common Stock sold pursuant to the ATM Agreement ($10.6 million). This was partially offset by a one-time return of capital distribution of $635,000 made to record holders as of March 17, 2022. The Company has plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of June 30, 2022, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 3 to the Unaudited Condensed Financial Statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 11, 2022
	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Change – Reverse Split	8-K	8/17/21	3.1
3.2	Bylaws	S-1	5/29/08	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/12/22	3.1
4.1	2021 Equity Incentive Plan	DEF 14A	4/26/22	Annex A
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

