Form 10-Q
period 2022-09-30
BTCS Inc.
filed 2022-11-10
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 13,077,390 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc. and its consolidated subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including our liquidity, our belief that our revenues will increase, our blockchain infrastructure efforts will form the core growth for our Digital Asset Platform, our plans and development of our Digital Asset Platform and the integration of Staking-as-a-Service, our Digital Asset treasury strategy, our belief regarding blockchain, plans to expand the proof-of-stake (“PoS”) operations and other future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the rewards and costs associated with staking or validating transactions on blockchains, regulatory issues related to our business model, a drop in the price of our Digital Assets, significant decrease in the value of our digital assets and rewards, loss or theft of the private withdrawal keys resulting in the complete loss of digital assets and reward, and others which are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2021. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$2,888,998	$1,400,867
Digital assets/currencies	36,561	3,117,360
Staked digital assets/currencies	2,586,575	623,754
Prepaid expense	207,078	324,551
Total current assets	5,719,212	5,466,532

Other assets:
Property and equipment, net	12,330	9,783
Staked digital assets/currencies - long term	5,600,122	8,625,678
Total other assets	5,612,452	8,635,461

Total Assets	$11,331,664	$14,101,993

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$104,631	$138,716
Accrued compensation	212,571	7,334
Warrant liabilities	712,500	1,852,500
Total current liabilities	1,029,702	1,998,550

Stockholders’ equity:
Common stock, 97,500,000 shares authorized at $0.001 par value, 13,053,712 and 10,528,212 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	13,055	10,529
Additional paid in capital	160,374,041	147,682,384
Accumulated deficit	(150,085,134)	(135,589,470)
Total stockholders’ equity	10,301,962	12,103,443

Total Liabilities and Stockholders’ Equity	$11,331,664	$14,101,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues
Validator revenue (net of fees)	$344,196	$323,376	$1,421,560	$776,399
Total revenues	344,196	323,376	1,421,560	776,399

Cost of revenues
Validator expense	82,203	71,690	313,972	145,935
Gross profit	261,993	251,686	1,107,588	630,464

Operating expenses:
General and administrative	$432,956	$282,558	$1,595,296	$1,149,506
Research and development	126,857	273,909	448,579	602,178
Compensation and related expenses	669,792	4,747,106	2,731,713	13,788,556
Marketing	8,765	7,559	74,249	10,345
Impairment loss on digital assets/currencies	145,247	208,647	12,347,472	3,777,785
Realized gains on digital asset/currency transactions	(20,126)	-	(489,682)	(3,054,418)
Total operating expenses	1,363,491	5,519,779	16,707,627	16,273,952

Other income (expenses):
Interest expense	-	(58,521)	-	(172,603)
Amortization on debt discount	-	(581,973)	-	(1,716,744)
Change in fair value of warrant liabilities	71,250	2,066,250	1,140,000	2,066,250
Distributions to warrant holders	-	-	(35,625)	-
Total other income (expenses)	71,250	1,425,756	1,104,375	176,903

Net loss	$(1,030,248)	$(3,842,337)	$(14,495,664)	$(15,466,585)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	(13,188)	-	(45,541)
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	-	(5,020,883)
Net loss attributable to common stockholders	$(1,030,248)	$(3,855,525)	$(14,495,664)	$(20,533,009)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.59)	$(1.15)	$(3.63)

Weighted average number of common shares outstanding, basic and diluted	12,952,645	6,518,645	12,616,805	5,660,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	2,148,658	2,149	11,092,983	-	11,095,132
Stock-based compensation	376,842	377	2,233,231	-	2,233,608
Dividend distributions	-	-	(634,557)	-	(634,557)
Net loss	-	-	-	(14,495,664)	(14,495,664)
Balance September 30, 2022	13,053,712	$13,055	$160,374,041	$(150,085,134)	$10,301,962

For the Nine Months Ended September 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	29,414	$29	-	$-	4,201,035	$4,201	$120,578,944	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	321,738	322	3,013,683	-	3,014,005
Issuance of common stock, net of offering cost / At-the-market offering	-	-	-	-	41,290	41	219,705	-	219,746
Issuance of common stock and warrants for cash, net	-	-	-	-	950,000	950	8,864,050	-	8,865,000
Warrant liabilities value related to Issuance of common stock	-	-	-	-	-	-	(5,771,250)	-	(5,771,250)
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	19,609	20	9	-	-
Conversion of Series C-2 Convertible Preferred stock	-	-	(1,100,000)	(6,216,289)	4,011,766	4,012	6,212,277	-	-
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	45,541	-	-	(45,541)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	-	5,020,883	-	-	(5,020,883)	-	-
Fractional shares adjusted for reverse split			-	-	14,477	15	(15)	-	-
Warrant exercise	-	-	-	-	200,000	200	399,800	-	400,000
Stock-based compensation	-	-	-	-	342,796	342	13,892,542	-	13,892,884
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(15,466,585)	(15,466,585)
Balance September 30, 2021	-	$-	-	$-	10,102,711	$10,103	$143,472,733	$(135,006,472)	$8,476,364

For the Three Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2022	12,703,794	$12,705	$159,432,894	$(149,054,886)	$10,390,713
Issuance of common stock, net of offering cost / At-the-market offering	318,070	318	490,374	-	490,692
Stock-based compensation	31,848	32	450,773	-	450,805
Dividend distributions	-	-	-	-	-
Net loss	-	-	-	(1,030,248)	(1,030,248)
Balance September 30, 2022	13,053,712	$13,055	$160,374,041	$(150,085,134)	$10,301,962

For the Three Months Ended September 30, 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2021	-	$-	1,100,000	$6,203,101	5,712,215	$5,712	$137,959,473	$(131,164,135)	$13,004,151
Common stock issued including equity commitment fee, net	-	-	-	-	32,963	33	199,839	-	199,872
Issuance of common stock, net of offering cost / At-the-market offering	-	-	-	-	41,290	41	219,705	-	219,746
Warrant liabilities value related to Issuance of common stock			-	-	-	-	(5,771,250)	-	(5,771,250)
Conversion of Series C-2 Convertible Preferred stock			(1,100,000)	(6,216,289)	4,011,766	4,012	6,212,277	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	13,188	-	-	(13,188)	-	-
Fractional shares adjusted for reverse split				-	14,477	15	(15)	-	-
Stock-based compensation	-	-	-	-	290,000	290	4,665,892	-	4,666,182
Net loss	-	-	-	-	-	-	-	(3,842,337)	(3,842,337)
Balance September 30, 2021	-	$-	-	$-	10,102,711	$10,103	$143,472,733	$(135,006,472)	$8,476,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

The accompanying notes are an integral part of these unaudited condensed financial statements.

	For the Nine Months Ended
	September 30,
	2022	2021

Net Cash flows used from operating activities:
Net loss	$(14,495,664)	$(15,466,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,862	443
Amortization on debt discount	-	1,716,744
Stock-based compensation	2,233,608	13,892,884
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	179,277
Validator revenue	(1,421,560)	(776,399)
Blockchain network fees (non-cash)	1,321	-
Change in fair value of warrant liabilities	(1,140,000)	(2,066,250)
Purchase of non-productive digital assets/currencies	-	(5,761,550)
Sale of non-productive digital assets/currencies	2,547,322	4,274,491
Realized gain on digital assets/currencies transactions	(489,682)	(3,054,418)
Impairment loss on digital assets/currencies	12,347,472	3,777,785
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	117,473	(440,514)
Accounts payable and accrued expenses	(37,842)	168,546
Accrued compensation	205,237	(348,875)
Net cash used in operating activities	(129,453)	(3,904,421)

Net cash used in investing activities:
Purchase of productive digital assets/currencies for validating	(9,274,055)	(9,462,279)
Sale of productive digital assets/currencies	432,716	-
Purchase of property and equipment	(5,408)	(4,543)
Net cash used in investing activities	(8,846,747)	(9,466,822)

Net cash provided by financing activities:
Dividend distributions	(630,801)	-
Proceeds from exercise of warrants	-	400,000
Proceeds from issuance of Series C-2 convertible preferred stock	-	1,100,000
Net proceeds from issuance of convertible notes	-	1,000,000
Net proceeds from issuance of common stock and warrants for cash	-	8,865,000
Net proceeds from issuance of common stock	-	3,014,005
Net proceeds from issuance common stock/ At-the-market offering	11,095,132	219,746
Payment to convertible notes principle	-	(1,092,712)
Net cash provided by financing activities	10,464,331	13,506,039

Net increase in cash	1,488,131	134,796
Cash, beginning of period	1,400,867	524,135
Cash, end of period	$2,888,998	$658,931

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$-	$45,541
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$-	$5,020,883
Conversion of Series C-1 Preferred Stock	$-	$20
Conversion of Series C-2 Preferred Stock	$-	$6,216,289
Beneficial conversion feature of Series C-2 convertible preferred stock	$-	$129,412
Beneficial conversion features associated with convertible notes payable	$-	$1,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008. In February 2014, the Company entered the business of hosting an online e-commerce marketplace where consumers could purchase merchandise using Digital Assets, including Bitcoin. The Company is currently focused on blockchain and digital currency ecosystems. In late 2014 we shifted our focus towards our transaction verification service business, also known as Bitcoin mining, though in mid-2016 we ceased our mining operation at our North Carolina facility due to capital constraints. In January 2015, the Company began a rebranding campaign using its BTCS.com domain to better reflect its broadened strategy. The Company released a new website which included broader information on its strategy.

The Company’s blockchain infrastructure operations focuses on securing next-generation blockchains and operating validator nodes on various proof of stake-based blockchain networks, earning rewards of additional Digital Assets by authenticating and validating transactions on the networks. The Company is in the late stages of developing a Digital Asset Platform that would enable users to aggregate their Digital Asset portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets. We also are developing an integrated proprietary Staking-as-a-Service feature on the Digital Asset Platform that would enable users to participate in asset leveraging through securing blockchain protocols and to stake and delegating supported cryptocurrencies to BTCS operated validator nodes through a non-custodial platform.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the full year ended December 31, 2022. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2021.

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

Concentration of Cash

The Company maintains cash balances at two financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of nine months or less when purchased to be cash and cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had approximately $2.9 million and $1.4 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022 and December 31, 2021, the Company had approximately $2.5 million and $0.9 million in excess of the FDIC insured limit, respectively.

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

The Company has entered into network-based smart contracts by running its own Digital Asset validating nodes as well as by staking Digital Assets with staking pools on nodes run by third-party operators (either directly or through exchanges). Through these contracts, the Company provides cryptocurrency to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for staking the cryptocurrency and validating transactions on blockchain networks, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and is entitled to a fractional share of the fixed cryptocurrency award a third-party staking pool operator receives (less digital asset transaction fees payable to the pool operator or exchanges, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received by a third-party staking pool is based on the proportion of cryptocurrency the Company staked to the staking pool node to the total cryptocurrency staked by all pool participants validating blockchain transactions.

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

Such impairment in the value of Digital Assets are recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses related to Digital Assets of approximately $12.3 million and $3.8 million during the nine months ended September 30, 2022, and 2021, respectively

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of Digital Assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on Digital Assets of approximately $490,000 and $3.1 million during the nine months ended September 30, 2022 and 2021, respectively.

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

Internally Developed Software

Internally developed software consists of the core technology of the Company’s Digital Asset Platform, which is being designed to allow users to track, monitor and analyze their aggregate cryptocurrency portfolio holdings by connecting their Digital Asset exchanges and digital wallets as well as providing a non-custodial delegation process to earn staking rewards on Digital Asset holdings. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

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

Dividends

On January 5, 2022, the board of directors of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions are considered a return of capital as the distributions are in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations. Dividend distributions amounted to $635,000 and $0 during the nine months ended September 30, 2022 and 2021, respectively.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $74,000 and $10,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2022 and 2021 because their effect was anti-dilutive:

	As of September 30,
	2022	2021
Warrants to purchase common stock	945,837	962,823
Convertible notes	-	285,429
Options	1,285,000	-
Non-vested restricted stock awards units	1,612,350	-
Total	3,843,187	1,248,252

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021:

	Fair value measured at September 30, 2022
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$712,500	$-	$-	$712,500

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liabilities	$1,852,500	$-	$-	$1,852,500

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022	December 31, 2021
Risk-free rate of interest	4.06%	1.26%
Expected volatility	157.1%	162.5%
Expected life (in years)	3.43	4.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022 and 2021, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 financial liabilities
	September 30,	September 30,
	2022	2021
Beginning balance	$1,852,500	$-
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	(1,140,000)	-
Ending balance	$712,500	$-

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

During the nine months ended September 30, 2022, the Company sold a total of 2,148,658 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $11,454,000 at an average selling price of $5.33 per share, resulting in net proceeds of approximately $11,095,000 after deducting commissions and other transaction costs.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company has reserved 7,000,000 shares of Common Stock for issuance pursuant to the 2021 Plan.

Options

During the three months ended September 30, 2022, the Company granted 50,000 stock options with a weighted average exercise price of $1.51 to non-executive employees. The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the nine months ended September 30, 2022 and 2021 for both the Black-Scholes formula and the Monte-Carlo simulation formula, applicable to 2021 options granted:

	For the nine months ended September 30,
	2022	2021
Exercise price	$1.51	$0.21
Term (years)	5.00	2.25-3.05
Expected stock price volatility	165.8%	185.9%
Risk-free rate of interest	2.77%	0.34%

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

A summary of option activity under the Company’s stock option plan for nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,235,000	$2.14	$1,488,000	4.3
Employee options granted	50,000	1.51	-	4.8
Outstanding as of September 30, 2022	1,285,000	$2.11	$-	3.6
Options vested and exercisable as of September 30, 2022	1,229,750	$2.10	$-	3.5

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

The RSUs granted to each executive employee are as follows:

			Total	Market Cap Vesting Thresholds
Officer Name	Title	Grant Date	RSUs Granted	$ 100 million	$ 150 million	$ 200 million	$ 400 million
Charles Allen	Chief Executive Officer	1/2/2022	694,444	173,611	173,611	173,611	173,611
Michal Handerhan	Chief Operations Officer	1/2/2022	444,444	111,111	111,111	111,111	111,111
Michael Prevoznik	Chief Financial Officer	1/2/2022	222,224	55,556	55,556	55,556	55,556
Manish Paranjape	Chief Technology Officer	2/22/2022	160,184	40,046	40,046	40,046	40,046
			1,521,296	380,324	380,324	380,324	380,324

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2022 and 2021 for the Monte-Carlo simulation:

	Nine Months Ended September 30,
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

Effective September 30, 2022, Mr. David Garrity resigned as a director of BTCS, Inc. The Board of Directors of the Company agreed to fully vest Mr. Garrity’s remaining unvested restricted stock units (7,962 shares) and pay Mr. Garrity approximately $5,600, which represents the remaining 2022 director fees.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the nine months ended September 30, 2022 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	29,363	$5.96
Granted	1,662,607	3.29
Vested	(79,620)	3.14
Forfeited	-	-
Nonvested at September 30, 2022	1,612,350	$3.35

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Employee bonus stock awards	$-	$-	$894,027	$-
Employee stock option awards	16,455	1,638,516	98,901	10,298,844
Employee restricted stock unit awards	434,349	3,027,665	1,182,053	3,029,040
Non-employee restricted stock awards	30,480	75,000	202,218	237,806
Series C-2 Allocation	-	-	-	179,277
	$481,284	$4,741,181	$2,377,199	$13,744,967

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Compensation and related expenses	$212,571	$7,334
Accounts Payable	100,875	138,372
Other	3,757	343
	$317,203	$146,050

Accrued compensation and related expenses include approximately $209,000 related to performance bonus accruals as of September 30, 2022.

Note 7 - Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the nine months ended September 30, 2022, the Company made contributions to the 401(k) Plan of $45,000.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit at September 30, 2022, a net loss and net cash used in operating activities for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months.

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from October 1, 2022 to November 8, 2022, the Company sold a total of 23,678 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $33,000 at an average selling price of $1.38 per share, resulting in net proceeds of approximately $31,000 after deducting commissions and other transaction costs.

On October 1, 2022, the Board of Directors of BTCS Inc. appointed Melanie Pump as a new independent director of the Board. Ms. Pump was also appointed as the Chairperson of the Audit and Compensation Committees. As compensation for her service as a director and Chairperson of the Committees, Ms. Pump will receive: (i) annual cash compensation of $25,000 and $5,000 for each Committee ($10,000 in total), and (ii) 7,962 restricted stock units which will vest on December 31, 2022.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. When we refer to the “2022 Quarter” and the “2021 Quarter” we are referring to the three months ended September 30, 2022 and September 30, 2021 quarters, respectively. Further, when we refer to the “2022 Period” and the “2021 Period” we are referring to the nine months ended September 30, 2022 and September 30, 2021 periods, respectively. Additionally, the twelve months ending December 31, 2022 is referred to as “Fiscal 2022.”

Overview

BTCS is an early entrant in the Digital Asset market and one of the first U.S. publicly-traded companies to focus on Digital Assets and blockchain technologies. Through our blockchain-infrastructure operations, we secure disruptive next-generation blockchains and operate validator nodes on various proof-of-stake blockchain networks, earning rewards of additional Digital Assets by authenticating and validating transactions on the networks. The Company is in the late stages of developing a Digital Asset Platform that would enable users to aggregate their Digital Asset portfolio holdings from multiple exchanges and wallets into a single platform to view and analyze performance, risk metrics, and potential tax implications. The internally developed platform utilizes Digital Asset exchange APIs to read user data and does not allow for the trading of assets. We also are developing an integrated proprietary Staking-as-a-Service feature on the Digital Asset Platform that would enable users to participate in asset leveraging through securing blockchain protocols and to stake and delegating supported cryptocurrencies to BTCS operated validator nodes through a non-custodial platform.

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

PoS miners, often referred to as validators in PoS systems, operate nodes and validate transactions. Validators are required to stake holdings of a digital currency to participate in the consensus algorithm and are rewarded in tokens for aligning behavior with the rules of the algorithm. Bad behavior can be penalized by “slashing” the validator’s holdings and/or rewards. Validators can also be removed from the network for breaking the rules. Ill-intentioned behavior among validators is discouraged, allowing for the blockchain to be properly maintained and secured. Compared to PoW, PoS blockchains require less energy.

Depending on the PoS blockchain protocol, native token holders have the opportunity to leverage their asset holdings by either running their own validator (“Validating”) or delegating their rights to a validator (“Delegating” or “Staking”). With Delegating or Staking, token holders participate in blockchain networks by maintaining control of their private keys and delegating their tokens to an existing validator. Therefore, Delegating is more akin to assigning voting rights of stock to another person or entity via a power of attorney. With Validating, a node operator and token holder combine tokens in order to improve the node’s collective odds of earning token rewards for successfully validating new transactions and blocks on the network. With both Delegating and Validating, the validator operators earn a fee for providing the technical administerial capabilities of running a node 24/7 that requires regular, maintenance and industry expertise.

BTCS uses its blockchain infrastructure to operate validator nodes on various proof of stake-based blockchain networks. In connection with the validation of transactions occurring on those blockchain networks, BTCS will stake the Digital Assets native to those blockchains on the validator nodes it operates in order to earn staking rewards. BTCS may also use its blockchain infrastructure to validate and authenticate transactions on behalf of customers that delegate their validation and voting rights to BTCS-operated validator nodes (referred to as “Staking-as-a-Service” or “SaaS”).

A SaaS provider maintains an administerial role in validating transactions on a given PoS network on behalf of its delegators by maintaining the validator nodes we operate to ensure they remain online and ready to validate transactions.

All of the Company’s Digital Asset holdings are in tokens secured by PoS or similar consensus mechanisms. The Company is currently actively operating validator nodes on Ethereum, Cosmos, Kava, Tezos, Avalanche, Kusama, Polygon, Mina, Akash and Cardano. The Company has also staked the following tokens Polkadot, Algorand, Axie Infinity, Oasis and Solana. Building on that base, the Company plans to expand its PoS operations to secure other disruptive blockchain protocols that also allow for Delegating and asset leveraging.

The Company believes its blockchain infrastructure efforts will form the core growth for its Digital Asset Platform. The Company utilizes cloud infrastructure to operate and run its validator nodes and does not maintain its own physical assets, but may add this infrastructure in the future.

The table below describes our Digital Asset holdings as of the end of the third quarter of 2021 until the end of the 2022 Period.

Digital Assets Held at Period End

Asset	2021 Q3	2021 Q4	2022 Q1	2022 Q2	2022 Q3
Bitcoin (BTC)	90	90	90	-	-
Ethereum (ETH)	7,992	8,098	8,196	8,283	8,380
Cardano (ADA)	257,757	257,757	257,757	260,555	262,860
Kusama (KSM)	374	374	5,278	5,550	6,297
Tezos (XTZ)	24,172	24,504	70,453	71,369	72,578
Solana (SOL)	4,788	4,779	7,043	7,136	7,238
Polkadot (DOT)	8,032	8,032	38,816	39,986	23,905
Terra (LUNA)	3,584	3,584	3,621	-	-
Cosmos (ATOM)	3,072	3,072	80,474	86,613	91,181
Polygon (MATIC)	67,114	67,114	454,486	466,022	474,207
Avalanche (AVAX)	2,025	2,073	14,273	14,594	14,888
Algorand (ALGO)	50,584	51,103	51,197	51,201	51,201
Axie Infinity (AXS)			22,322	31,763	37,402
Kava (KAVA)			183,966	264,917	280,293
Band Protocol (BAND)					992
Mina (MINA)					71,297
Oasis Network (ROSE)					349,661
Akash (AKT)					103,730

Fair Market Value of Digital Assets at Period End

Asset	2021 Q3	2021 Q4	2022 Q1	2022 Q2	2022 Q3
Bitcoin (BTC)	3,941,180	4,167,579	4,098,481	-	-
Ethereum (ETH)*	23,990,541	29,820,477	26,894,723	8,840,595	11,128,675
Cardano (ADA)	545,028	337,716	294,320	119,555	114,190
Kusama (KSM)	123,957	103,866	992,851	267,583	265,505
Tezos (XTZ)	146,914	106,679	262,023	101,102	103,210
Solana (SOL)	675,373	813,791	863,854	239,700	240,377
Polkadot (DOT)	229,558	214,616	826,875	281,496	150,964
Terra (LUNA)	138,351	306,353	373,005	-	-
Cosmos (ATOM)	111,252	99,761	2,325,374	651,909	1,186,824
Polygon (MATIC)	75,644	169,604	735,034	222,466	368,671
Avalanche (AVAX)	135,191	226,499	1,383,403	247,059	256,021
Algorand (ALGO)	82,381	84,830	47,492	16,115	18,044
Axie Infinity (AXS)			1,416,264	461,649	470,116
Kava (KAVA)			828,742	468,634	423,326
Band Protocol (BAND)					1,215
Mina (MINA)					42,085
Oasis Network (ROSE)					21,330
Akash (AKT)					26,881
Total	30,195,370	36,451,772	41,342,441	11,917,864	14,817,434
QoQ Change	40%	21%	13%	-71%	24%
YoY Change	1780%	825%	105%	-45%	-51%

* Approximately 9 ETH is not staked.

Prices of Digital Assets at Period End

Asset	2021 Q3	2021 Q4	2022 Q1	2022 Q2	2022 Q3
Bitcoin (BTC)	$43,791	$46,306	$45,539	$19,785	$19,432
Ethereum (ETH)	$3,002	$3,683	$3,282	$1,067	$1,328
Cardano (ADA)	$2.11	$1.31	$1.14	$0.46	$0.43
Kusama (KSM)	$331	$278	$188	$48	$42
Tezos (XTZ)	$6.08	$4.35	$3.72	$1.42	$1.42
Solana (SOL)	$141	$170	$123	$34	$33
Polkadot (DOT)	$28.58	$26.72	$21.30	$7.04	$6.32
Terra (LUNA)	$38.60	$85.47	$103	$-	$-
Cosmos (ATOM)	$36.21	$32.47	$28.90	$7.53	$13.02
Polygon (MATIC)	$1.13	$2.53	$1.62	$0.48	$0.78
Avalanche (AVAX)	$66.77	$109	$96.92	$16.93	$17.20
Algorand (ALGO)	$1.63	$1.66	$0.93	$0.31	$0.35
Axie Infinity (AXS)			$63.45	$14.53	$12.57
Kava (KAVA)			$4.50	$1.77	$1.51
Band Protocol (BAND)					$1.22
Mina (MINA)					$0.59
Oasis Network (ROSE)					$0.06
Akash (AKT)					$0.26

* The prices have been rounded to the nearest whole dollar for prices above $100

The following table presents the Fair Market Value of Digital Assets held compared to the GAAP Book Value reported on the Company’s balance sheet.

	September 30, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Bitcoin (BTC)	$-	$-	$2,600,426	$4,167,579
Ethereum (ETH)	5,633,111	11,128,675	8,642,983	29,820,477
Cardano (ADA)	106,883	114,190	258,527	337,716
Kusama (KSM)	237,906	265,505	81,296	103,866
Tezos (XTZ)	87,412	103,210	62,651	106,679
Solana (SOL)	189,103	240,377	248,698	813,791
Polkadot (DOT)	143,413	150,964	182,570	214,616
Terra (LUNA)	-	-	80,968	306,353
Cosmos (ATOM)	532,006	1,186,824	46,174	99,761
Polygon (MATIC)	156,353	368,671	68,362	169,604
Avalanche (AVAX)	206,808	256,021	50,190	226,499
Algorand (ALGO)	14,157	18,044	43,948	84,830
Axie Infinity (AXS)	437,876	470,116	-	-
Kava (KAVA)	394,140	423,326	-	-
Band Protocol (BAND)	1,076	1,215	-	-
Mina (MINA)	40,180	42,085	-	-
Oasis Network (ROSE)	16,322	21,330	-	-
Akash (AKT)	26,513	26,881	-	-
Total	$8,223,259	$14,817,434	$12,366,792	$36,451,772

Digital Asset Platform

The Company is in the late stages of developing a proprietary Digital Asset Platform aimed at allowing users to evaluate their crypto portfolio holdings across multiple exchanges and wallets on a single platform. The internally-developed dashboard utilizes APIs to read user data and does not allow for the trading of assets. In addition to portfolio monitoring, we are also working to integrate a full suite of additional analytical, tracking and reporting features. We believe that increasing the number of features we offer may create a sticky user experience across multiple, interrelated products.

The Company is also currently developing and plans to integrate into the Digital Asset Platform a proprietary Staking-as-a-Service feature aimed at allowing users to delegate supported cryptocurrencies to BTCS operated validator nodes through a non-custodial platform. Delegation (or “staking”) involves committing (or locking) Digital Assets on a blockchain network to support and secure the network and allows delegators to earn native token rewards on their staked assets during the duration of their stake. Validator node operators charge a fee on delegated staked asset rewards earned in addition to earning rewards on their own staked assets. In turn, the highly scalable nature of both staking Digital Assets as well as allowing users to stake Digital Assets to earn token rewards is the premise behind BTCS’ Staking-as-a-Service platform.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following tables reflect our operating results for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,		$ Change	% Change
	2022	2021	2022	2022

Revenues
Validator revenue	$344,196	$323,376	$20,820	6%
Total revenues	344,196	323,376	20,820	6

Cost of revenues
Validator expense	82,203	71,690	10,513	15
Gross profit	261,993	251,686	10,307	4

Operating expenses:
General and administrative	$432,956	$282,558	$150,398	53%
Research and development	126,857	273,909	(147,052)	(54)
Compensation and related expenses	669,792	4,747,106	(4,077,314)	(86)
Marketing	8,765	7,559	1,206	16
Impairment loss on digital assets/currencies	145,247	208,647	(63,400)	(30)
Realized gains on digital asset/currency transactions	(20,126)	-	(20,126)	N/A
Total operating expenses	1,363,491	5,519,779	(4,156,288)	(75)

Other income (expenses):
Interest expense	-	(58,521)	58,521	(100)
Amortization on debt discount	-	(581,973)	581,973	(100)
Change in fair value of warrant liabilities	71,250	2,066,250	(1,995,000)	(97)
Distributions to warrant holders	-	-	-	N/A
Total other income (expenses)	71,250	1,425,756	(1,354,506)	95

Net loss	$(1,030,248)	$(3,842,337)	2,812,089	(73)

	For the Nine Months Ended
	September 30,		$ Change	% Change
	2022	2021	2022	2022

Revenues
Validator revenue	$1,421,560	$776,399	$645,161	83%
Total revenues	1,421,560	776,399	645,161	83

Cost of revenues
Validator expense	313,972	145,935	168,037	115
Gross profit	1,107,588	630,464	477,124	76

Operating expenses:
General and administrative	$1,595,296	$1,149,506	$445,790	39%
Research and development	448,579	602,178	(153,599)	(26)
Compensation and related expenses	2,731,713	13,788,556	(11,056,843)	(80)
Marketing	74,249	10,345	63,904	618
Impairment loss on digital assets/currencies	12,347,472	3,777,785	8,569,687	227
Realized gains on digital asset/currency transactions	(489,682)	(3,054,418)	2,564,736	84
Total operating expenses	16,707,627	16,273,952	433,675	3

Other income (expenses):
Interest expense	-	(172,603)	172,603	(100)
Amortization on debt discount	-	(1,716,744)	1,716,744	(100)
Change in fair value of warrant liabilities	1,140,000	2,066,250	(926,250)	(45)
Distributions to warrant holders	(35,625)	-	(35,625)	N/A
Total other income (expenses)	1,104,375	176,903	927,472	(524)

Net loss	$(14,495,664)	$(15,466,585)	970,921	(6)

Validator Revenue

The increase in revenue during the 2022 Quarter and 2022 Period as compared to the 2021 Quarter and 2021 Period is from the expansion of our blockchain infrastructure validating revenue. We believe revenues may increase for the period ending December 31, 2022 as a result of an improvement in market prices of the Digital Assets we have earned and/or purchased, rebounding from 2022 market low prices in June 2022.

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

Operating Expenses

The decrease in operating expenses in the 2022 Quarter is primarily due to the $4.7 million non-cash contingent bonuses granted to employees and our non-employee directors during the 2021 Quarter for the achievement of performance milestones.

The increase in operating expenses in the 2022 Period is primarily due to the $12.3 million impairment loss on Digital Assets (“Digital Asset Impairment”) in the 2022 Period, compared to only $3.8 million Digital Asset Impairment in the 2021 Period. This is partially offset by the $13.3 million non-cash contingent bonuses granted to employees and our non-employee directors during the 2021 Period for the achievement of performance milestones.

We believe operating expenses will remain consistent as the Company continues to utilize equity-based bonus incentives as a core part of our compensation strategy. However, volatility in the Digital Asset markets will subject the Company to the possibility of additional impairment charges on its Digital Asset holdings.

The Company is evaluating additional opportunities to reduce costs. As part of our cost cutting measures, in June 2022, the Board of Directors reduced all director fees for 2022 from $50,000 to $25,000 and reduced the Audit, Compensation and Nominating and Corporate Governance committee chair fees for 2022 to $5,000. Additionally, Charles Allen and Michal Handerhan, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, agreed to forfeit $25,000 of their annual base salaries for 2022. Collectively, these cost-cutting measures will result in cost savings of approximately $141,000 for 2022.

Other Income (Expenses)

The changes in other income for the periods reported was primarily due to the decrease in the fair value of warrant liabilities. This non-cash expense is driven by the value of our stock price at the end of each quarter which we cannot predict.

Net loss

The decrease in our net loss for the periods reported was primarily due to the decrease in operating expenses and changes in other income (expense) as discussed above. We believe that our net loss will increase as the Company incurs increased costs related to the development of its Digital Asset Platform and incurs additional Digital Asset Impairment losses due to volatility in the Digital Asset markets.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through November 8, 2022, the Company sold a total of 2,639,127 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $14,465,000 at an average selling price of $5.48 per share, resulting in net proceeds of approximately $14,008,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2022, the Company had $2.9 million of cash.

We view our Digital Assets as long-term holdings and we do not plan to engage in regular trading of Digital Assets. During times of instability in the market of Digital Assets, we may not be able to sell our Digital Assets at reasonable prices or at all. As a result, our Digital Assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of November 8, 2022, the Company had approximately $2.6 million of cash and the fair market value of the Company’s liquid Digital Assets was approximately $3.3 million, which excludes $11.1 million of staked Ethereum. The Company has no outstanding debt. As of November 8, 2022, the Company also has approximately $17.6 million available under the At the Market Offering Agreement under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our stock price. The Company believes that the existing cash and liquid Digital Assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was approximately $130,000 during the 2022 Period compared to $3.9 million for the 2021 Period.

Cash used in investing activities was $8.8 million during the 2022 Period compared to $9.5 million for the 2021 Period. Net cash outflow for investing activities was used primarily for the purchase of Digital Assets for our blockchain infrastructure operations.

Cash provided by financing activities was $10.5 million during the 2022Period compared to $13.5 million for the 2021 Period. The cash inflows from financing activities were primarily from proceeds from the Common Stock sold pursuant to the ATM Agreement ($11.1 million). This was partially offset by a one-time return of capital distribution of $635,000 made to record holders as of March 17, 2022. The Company has plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of September 30, 2022, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 3 to the Unaudited Condensed Financial Statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

November 10, 2022
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

