Form 10-K
period 2022-12-31
BTCS Inc.
filed 2023-03-31
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $12,000,000, based on the closing sales price of Common Stock of $1.49 on June 30, 2022.

As of March 28, 2023, there were 13,766,321 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2022.

BTCS INC.

PART I

ITEM 1. BUSINESS

BTCS Inc. (“BTCS” or the “Company”) is an early entrant in the crypto asset (also referred to “cryptocurrencies”, “crypto”, or “tokens”) market and one of the first U.S. publicly-traded companies with a primary focus on blockchain infrastructure and staking. Through our blockchain-infrastructure operations, we secure and operate validator nodes on disruptive next-generation blockchain networks that power Web3, earning native token rewards by staking our proof-of-stake crypto assets. Our Digital Asset Platform, StakeSeeker, is designed to empower users to better understand and grow their crypto holdings with innovative portfolio analytics and a non-custodial process to earn staking rewards through the direct participation in blockchain consensus algorithms.

BLOCKCHAIN INFRASTRUCTURE OVERVIEW

The primary objective of blockchain infrastructure operations is to secure blockchains by validating transactions and earning rewards for doing so. Two main consensus mechanisms are currently used to secure blockchains: proof-of-work (“PoW”) and proof-of-stake (“PoS”).

PoW is a consensus mechanism that requires nodes to dedicate computational resources to validate transactions on a blockchain. In PoW, miners use energy-consuming computers to do “work,” and they are rewarded with crypto assets for validating transactions on the blockchain. The reward is comprised of transaction fees and crypto assets. Bitcoin is an example of a PoW blockchain, and it is the largest and most secure PoW blockchain.

PoS is a consensus mechanism that requires validator nodes (or “nodes”) to dedicate financial resources, such as staking holdings of a crypto asset, to participate in the consensus algorithm. Validators, the equivalent of miners in PoW networks, operate nodes and validate transactions on the blockchain. Validators are rewarded in crypto assets for aligning behavior with the rules of the algorithm. Bad behavior can be penalized by slashing the validator’s holdings and/or rewards. Validators can also be removed from the network for breaking the network rules. Ill-intentioned behavior among validators is discouraged, allowing for the blockchain to be properly maintained and secured. PoS blockchains consume over 99% less energy than PoW blockchains, according to the Ethereum Foundation.

Delegated proof-of-stake (“DPoS”) is a PoS variant blockchain consensus mechanism where token holders can participate in a blockchain network by either running their own validator node (“Validator”) or delegating their holdings to existing validator nodes and earning rewards for securing the network (“Delegation”, “Delegating” or “Staking”).

Delegation is a non-custodial process that allows token holders (“Delegators”) to maintain control of their private keys and revoke their delegation at any time (subject to the rules of a particular blockchain). There is no transfer of ownership, often referred to as “private keys” of Delegator’s crypto assets as part of the Delegation process. Delegation provides a method for token holders to designate to a validator node operator the ministerial task of running a validator node while still participating in the network consensus mechanism and earning rewards.

The crypto asset reward is determined by the blockchain networks consensus algorithm, can change over time, and varies from blockchain to blockchain. A Validator broadcasts to the network its fee, typically as a percent of the crypto asset reward, which is publicly available. Both the reward paid to the Delegator and the fee paid to the Validator are distributed by the blockchain network. The Validator never takes possession of either the Delegators staked crypto assets or crypto asset rewards.

OUR BUSINESS

BTCS is committed to operating blockchain infrastructure as a Validator that is secure, efficient, and scalable. We specialize in operating validator nodes on various DPoS and PoS-based blockchain networks, including Ethereum, Cosmos, Kava, Tezos, Avalanche, Kusama, Mina, Akash, Cardano, Oasis, and NEAR Protocol. The Company stakes the crypto assets native to these blockchains on the validator nodes it operates to earn rewards in connection with the validation of transactions occurring on those blockchain networks.

BTCS’s blockchain infrastructure operations form the core growth for its Digital Asset Platform, StakeSeeker. BTCS utilizes cloud infrastructure to operate and run its validator nodes and does not operate a data center or own physical assets such as servers. BTCS plans to expand its PoS operations to secure other disruptive blockchain protocols that allow for Delegating.

Staking-as-a-service (“StaaS”) is a central component of BTCS’s strategy. StaaS allows crypto asset holders to earn rewards by participating in network consensus mechanisms through Staking and Delegating their crypto assets to Company-operated validator nodes. As a non-custodial Validator operator, BTCS receives a percentage of token holders’ staking rewards generated as a validator node fee, creating the opportunity for potential scalable revenue and business growth with limited additional costs.

In January 2023, the Company launched a beta version of StakeSeeker, its proprietary Digital Asset Platform. StakeSeeker is a comprehensive crypto dashboard and education center for crypto asset holders to learn how to earn crypto rewards by Staking through its non-custodial Stake Hub and evaluate their crypto portfolios across exchanges and wallets in a single analytics platform. The internally-developed dashboard utilizes application programming interfaces (APIs) to read user data from digital wallets and crypto exchanges and does not allow for the trading of crypto assets.

The delegation process central to DPoS blockchains and our StaaS strategy revolves around the non-custodial nature of these networks. The blockchain network calculates rewards earned, which are then distributed directly to the Delegator’s wallet. At no point does the Validator take custody of the staked crypto assets or rewards earned through Staking. Therefore, BTCS does not obtain custody or facilitate transfers of any third-party assets in its role as a Validator or StaaS provider.

The self-custody of crypto assets by Delegators is a critical aspect of our non-custodial staking model. Recent headlines of bankruptcies, fraud, risk management failures, and misappropriation of customer assets in the crypto industry have raised concerns about the security of custodial exchanges and similar platforms. BTCS ensures that substantially all of its crypto assets are held in secure digital wallets, with less than 0.1% of its crypto assets on crypto exchanges. Our exposure to companies such as FTX, Blockfi, and Celsius is limited to the negative impact these platforms had on the value of our assets in the crypto markets.

StakeSeeker’s Stake Hub is central to BTCS’s growth strategy, allowing users to Delegate their crypto assets to the Company’s validator nodes. The growth of both StakeSeeker’s user base as well as the number and size of staked crypto assets by Delegators to Company-run validator nodes is critical to BTCS’s strategy and success. The Company believes that StaaS provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain network consensus mechanisms, thereby promoting the growth and adoption of blockchain technology.

Details of the Company’s crypto asset held can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INDUSTRY AND MARKET OVERVIEW (CRYPTO ASSET AND BLOCKCHAIN TECHNOLOGIES)

Blockchain and Cryptocurrencies

Distributed blockchain technologies utilize a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Crypto assets, which include and are often referred to as cryptocurrencies, serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account, and provide non-financial and next generation uses. Blockchain technologies are being evaluated for a multitude of industries due to their potential impact in many areas of business, finance, information management, and governance.

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

Most blockchain network infrastructures are collectively maintained by a decentralized public user base. As a network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties. Since transfers do not require involvement of intermediaries or third parties, there are currently limited transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various cryptocurrency exchanges. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe certain cryptocurrencies offer many advantages over traditional fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

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

However, cryptocurrencies may not provide all of the benefits they purport to offer at all or at any time. Businesses, including the Company, seeking to develop upon, adopt, transact or rely upon blockchain technologies and cryptocurrencies operate within an untested and evolving environment. As with any new and emerging technology, there are potentially significant risks, not only related to the businesses’ opportunities the Company pursues, but also to the sector and industry as a whole, as well as the entirety of the concept behind blockchain and cryptocurrency as value.

Business Profile and Risks

The decision to pursue blockchain and crypto asset businesses exposes the Company to risks associated with a new and untested strategic direction. The prices of crypto assets have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no merit, are subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting.

Government Oversight

Blockchain networks are a relatively new technological innovation and the regulatory schemes to which crypto assets and their blockchain networks are or may be subject, including both the interpretation and applicability of existing laws and regulations and the potential establishment of new laws and regulations, have not been fully explored or developed.

Recent actions taken by the SEC, including enforcement actions brought against crypto asset companies with a focus on custodial staking, as are more particularly described under certain “Risk Factors”, demonstrate the SEC’s position that many, if not most, crypto assets may be securities and therefore reflect the reality that we will likely face increased government regulation and oversight as our industry and government treatment of the crypto assets on which our operations are based continue to evolve. These developments follow the SEC’s July 25, 2017 DAO Report, wherein its Chairman expressed concerns about the “Wild West” nature of the cryptocurrency market. More recently, the SEC Enforcement Division has taken action against crypto asset focused enterprises, and if the interpretations of federal securities laws are further expanded to apply to the Company, it would adversely affect the Company’s future acquisition of crypto assets by limiting the amount of crypto asset securities (“Digital Securities”) it may acquire, potentially limiting or precluding the use of its staking-as-a-service platform, and creating increased compliance and legal costs. In addition, each state has its own securities laws and regulations with varying provisions and effect, any of which may require us to alter or reduce our current or planned operations in the future. We continue to monitor legislative matters related to our industry.

Because of the foregoing or other regulatory developments, in the future before we acquire or transact in crypto assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or other type of security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the requirement under Investment Company Act of 1940 (the “1940 Act”) that no more than 40% of our assets (excluding cash items) constitute investment securities to avoid being deemed an investment company, we will limit the amount of Digital Securities we acquire. Further, while we believe our operations and platform are meaningfully different than Kraken’s custodial staking platform that was subject to SEC enforcement proceedings in early 2023, that development or future positions the SEC may take, including potentially against us and our business, may demonstrate a differing view and require us to adjust, reduce, limit or even cease some or all of our operations or business plans. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Gary Gensler, the current SEC Chairman, has continued to voice his concerns about and continued intention to regulate crypto assets, referring to decentralized finance, or DeFi, platforms that focus on crypto assets as well as the crypto assets themselves, and concluding by stating that the SEC would “continue to take our authorities as far as they go.” There has not been any definitive guidance provided as of the date of this Report, however a number of regulatory proceedings and enforcement actions have been brought against crypto assets developers and their proponents.

The Company intends to acquire additional crypto assets and to continue to develop and expand upon its Digital Asset Platform to enable it to offer a wider range of functions and availability for use with a greater variety of crypto assets. The Company currently owns and plans to expand its crypto asset holdings, both through staking its existing crypto asset holdings on PoS blockchain networks and potentially through other means. In order to avoid being classified as an inadvertent investment company under the 1940 Act, we actively focus, in consultation with legal counsel, on ensuring that our ownership of assets that are not considered securities under the Act always exceed 60% of our total assets, excluding cash items. By doing so, we can avoid being subject to the regulatory requirements and oversight that apply to investment companies. The ownership of crypto assets including Digital Securities may change based on the definition of a security under the Securities Act of 1933 (the “Securities Act”) and applicable court decisions. The key definition is the term “investment contract” and what is an investment contract.

In addition to the securities laws and investment company considerations, as our business model and operations continue to evolve, including our Digital Asset Platform and its functionality, we may become subject to additional laws and regulations. For example, to the extent we collect, analyze, distribute, or otherwise use data concerning individuals or entities and their holdings and transactions, we may become subject to the ever-growing number of data privacy and security laws within and without the U.S. which often have far-reaching implications for businesses. In general these laws require disclosure and preventative measures designed to protect users from unauthorized access or disclosure of their personal information, and impose fines and sanctions for failure to comply with their requirements. On the other hand, because transactions in crypto assets often provide a reasonable degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of crypto platforms and operations such as ours, and there is the possibility that regulators could close crypto platforms or other crypto asset-related technology and infrastructure with little or no notice or opportunity for challenge, and prevent users of custodial platforms from accessing or retrieving crypto assets held on or connected to such platforms or infrastructure. For example, lawmakers and regulators have in recent years expressed views that government oversight is needed, including with a view to curtailing the use of crypto asset use for malign and illegal activities.

Many PoW crypto assets have also been subject to skepticism due to concerns about the high energy consumption used in mining on blockchain networks. For example, in September 24, 2021, China declared all transactions in and mining of crypto assets, including Bitcoin, illegal based on concerns of high energy consumption. In the U.S., in March 2022 President Biden issued Executive Order 14067 on Ensuring the Responsible Development of Digital Assets, which prioritized the responsible development of crypto assets in a manner which includes reducing negative climate impacts and environmental pollution. While our focus is currently on PoS blockchain networks which use significantly lower amounts of energy when compared to PoW, future regulations may arise in response to these concerns that could apply to us and the cryptocurrency industry as a whole.

Given the growing interest by regulators and other stakeholders, we anticipate that legislation and regulation of crypto assets is forthcoming in the future.

Given the above developments, both our current and planned operations, and the cryptocurrency industry in general, continue to be subject to expanding, complex and uncertain government oversight. See “Risk Factors” beginning on page 17 and “Business” beginning on page 3 for more information.

As both the regulatory landscape develops and journalistic familiarity with crypto assets increases, mainstream media’s understanding of them and the regulation thereof may improve. Regulation of crypto assets varies from country to country as well as within countries. An increase in the regulation of crypto assets may affect our proposed business by increasing compliance costs or prohibiting certain or all of our proposed activities.

COMPETITION

The Company’s current and future competition for our Digital Asset Platform is centered on the following areas:

●

Exchange based companies which offer custodial and/or non-custodial staking solutions. These exchanges have more robust customer bases to attract integrated staking services and may have more resources to enhance either their custodial or non-custodial efforts in the future;

●	Other crypto asset focused companies and node operators, such as Blockdaemon, Allnodes, Everstake, Staked (acquired by Kraken), Figment, P2P, Foundry, and Stakefish, that offer non-custodial crypto asset staking and run validator nodes;
●	Other mobile applications, websites, niche aggregation sites, which offer similar analytic services, such as CoinTracker, Koinly, CoinLedger and Rotki;
●	Providers of mobile applications and websites, that offer secure storage solutions for crypto assets;
●	Existing financial service firms and data analytics firms serving traditional asset markets that choose to offer data analytic solutions for crypto assets; and
●	Cryptocurrency focused companies that offer exchange, payment processing, and financial services for crypto assets.

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

ASSETS

The Company’s primary assets consist of its crypto assets and cash as well as its human capital and intellectual property noted below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

Our business depends in large part on our proprietary technology, particularly with regards to our Digital Asset Platform and operation of validator nodes as part of our blockchain infrastructure, and our brand. We rely on, and expect to continue to rely on, a combination of trademark, domain name, and trade secret laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and intellectual property rights.

GROWTH STRATEGY

Digital Asset Platform - StakeSeeker

Staking-as-a-service is a central component of BTCS’s strategy. StaaS allows crypto asset holders to earn rewards by participating in network consensus mechanisms through Staking and Delegating their cryptocurrencies to Company-operated validator nodes. As a non-custodial Validator operator, BTCS receives a percentage of token holders’ staking rewards generated as a validator node fee, creating the opportunity for potential scalable revenue and business growth with limited additional costs. The staking rewards are paid directly by the network to the token holder’s digital wallet and BTCS never takes custody of any staked tokens or earned rewards.

In January 2023, the Company launched the beta of StakeSeeker, BTCS’s proprietary Digital Asset Platform. StakeSeeker is a comprehensive crypto dashboard and education center for crypto asset holders to learn how to earn crypto rewards by Staking through its non-custodial Stake Hub and evaluate their crypto portfolios across exchanges and wallets in a single analytics platform. Our internally-developed dashboard utilizes APIs to read user data from digital wallets and crypto exchanges and does not allow for the trading of assets.

StakeSeeker’s Stake Hub is central to BTCS’s growth strategy. The growth of both StakeSeeker’s user base as well as the amount of staked cryptocurrencies by Delegators to Company-run validator nodes are critical to BTCS’s growth strategy and success. The Company believes that StaaS provides a more accessible and cost-effective way for crypto asset holders to directly participate in blockchain networks’ consensus mechanisms while maintaining custody of both their staked crypto assets and crypto rewards, thereby promoting the growth and adoption of blockchain technology.

HUMAN CAPITAL / EMPLOYEES

As of December 31, 2022, we had 5 full-time employees, all of whom work full-time, none of which are covered by a collective bargaining agreement. We hire consultants on an as-needed basis.

We are a remote-first Company. We believe that allowing our employees to work in the location that best suits them provides us access to a large talent pool and a sustained advantage in hiring and retaining employees and consultants in the United States and worldwide.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work, and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our diverse employees, and provide career and professional development opportunities that foster the success of our Company.

We are committed to the principles of equal employment and complying with all federal, state, and local laws providing equal employment opportunities, and all other employment laws and regulations. It is our intent to maintain a work environment that is free of harassment, discrimination, or retaliation because of age (40 and older), race, color, national origin, ancestry, religion, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation, and related medical conditions), physical or mental disability, genetic information (including testing and characteristics), veteran status, uniformed servicemember status, or any other status protected by federal, state, or local laws. We are dedicated to the fulfillment of this policy in regard to all aspects of employment, including but not limited to recruiting, hiring, placement, transfer, training, promotion, rates of pay, and other compensation, termination, and all other terms, conditions, and privileges of employment.

Our Compensation Committee is also actively involved in reviewing and approving executive compensation, and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. We offer fair, competitive compensation and benefits appropriate for a company of our size that supports our employees. While we do not offer health benefits, we do offer 401(k) plans with 100% matching of employees’ contributions subject to IRS limitations.

CAPITALIZATION

The following table details the Company’s capitalization as of March 28, 2023.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	13,766,321
Restricted Stock Units Issued (Not Vested)	1,631,399
Options to purchase Common Stock (weighted average exercise price of $2.12)	1,170,000
Warrants to purchase Common Stock (weighted average exercise price of $11.50)	712,500
Total Shares Diluted	17,280,220

The table above describes the shares of Common Stock which are outstanding and/or are issuable under outstanding securities.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements, including our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our Digital Asset Platform, our plans and development of our Digital Asset Platform and the integration of Staking-as-a-Service, our belief regarding blockchain, and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is listed and traded on the Nasdaq Stock Market under the symbol “BTCS”. The last reported sale price of our Common Stock on March 28, 2023 was $1.40.

HOLDERS

As of March 28, 2023, there were 180 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

DIVIDENDS

On January 5, 2022, the Board of Directors (the “Board”) of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company. The dividend was payable to holders of record as of the close of business on March 17, 2022. Shareholders were provided the option to receive proceeds of their dividend payable in either cash or Bitcoin. This dividend was considered to be a return of capital distribution for IRS income tax purposes as the value was in excess of the Company’s accumulated earnings. The total value of dividends paid in 2022 was approximately $631,000. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations.

In the first quarter of 2023, the Company announced that it had created a new Series V Convertible Preferred Stock (the “Series V”) with plans to distribute the Series V to each shareholder of record as of March 27, 2023. Due to anticipated changes to the structure, the Company delayed the key dates including the record and payments dates of the Series V distribution. The Company is actively working with relevant parties to ensure a smooth process of the distribution moving forward.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to those unregistered securities previously disclosed in reports filed with the SEC, during the year ended December 31, 2022, we have issued securities without registration under the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Executive Officers (1)	January 2, 2022	1,645,834 shares of restricted stock units	Performance awards
Non-Employee Directors (1)	January 2, 2022	95,544 shares of restricted stock units	Compensation for services
Executive officer (1)	February 22, 2022	45,767 shares of restricted stock units	Compensation for services
Executive officer (1)	February 22, 2022	160,183 shares of restricted stock units	Performance awards
Non-Employee Director (1)	October 1, 2022	7,962 shares of restricted stock units	Compensation for services

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to an accredited investor and there was no general solicitation.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report. When we refer to the “Fiscal 2022” and the “Fiscal 2021” we are referring to the years ended December 31, 2022 and December 31, 2021, respectively.

OVERVIEW

BTCS is an early entrant in the cryptocurrency market and one of the first publicly-traded U.S. companies with a primary focus on blockchain infrastructure and staking. We specialize in operating validator nodes on various DPoS and PoS-based blockchain networks and stake the native crypto assets on these blockchains to earn rewards in connection with transaction validation. Our core growth for our Digital Asset Platform, StakeSeeker, comes from our blockchain infrastructure operations. StakeSeeker is a non-custodial platform that enables users to learn how to earn staking rewards and analyze their crypto portfolios through a comprehensive crypto dashboard and education center.

We employ a StaaS strategy that allows crypto asset holders to earn rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company-operated validator nodes. As a non-custodial validator operator, we receive a percentage of token holders’ staking rewards generated as a validator node fee, creating the opportunity for potential scalable revenue and business growth with limited additional costs. Our non-custodial staking model ensures the self-custody of crypto assets, mitigating concerns about the security of custodial exchanges and similar platforms.

We believe that our blockchain infrastructure and StaaS strategy provide us with a unique competitive advantage in the rapidly evolving blockchain industry. We plan to expand our PoS operations to secure other disruptive blockchain protocols that allow for delegating and asset leveraging, which presents a significant growth opportunity for the Company. The growth of StakeSeeker’s user base as well as the number and size of staked cryptocurrencies by Delegators to Company-run validator nodes are critical to our success. We believe that StaaS provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain networks’ consensus mechanisms, promoting the growth and adoption of blockchain technology.

As a non-custodial StaaS provider, we do not hold or take possession of any Delegator funds, crypto assets, or crypto asset rewards at any point during the Staking process. Delegation does not involve the transfer of token ownership to a Validator. While staking delegated  tokens remain  in the Delegator’s digital wallets. The blockchain network calculates rewards earned, which are then distributed directly to the Delegator’s wallet. At no point does the Validator gain access or control to the custody of the original staked tokens or rewards earned through Staking to its node. Therefore, the Company does not have any exposure to the custodial risks that a crypto exchange would have related to excessive redemptions or withdrawals of crypto assets, suspension of redemptions or withdrawals. Further, we do not issue or hold crypto assets on behalf of the third parties and have no exposure to the risks an exchange would have with respect to loans, rehypothecation and margin.

The table below describes BTCS’s quarterly crypto assets holdings as of the end of Fiscal 2021 through the end of Fiscal 2022.

Crypto Assets Held at Period End

Asset	2021Q4	2022Q1	2022Q2	2022Q3	2022Q4
Bitcoin (BTC)	90	90	-	-	-
Ethereum (ETH)	8,098	8,196	8,283	8,380	8,454
Cardano (ADA)	257,757	257,757	260,555	262,860	262,860
Kusama (KSM)	374	5,278	5,550	6,297	6,493
Tezos (XTZ)	24,504	70,453	71,369	72,578	73,486
Solana (SOL)	4,779	7,043	7,136	7,238	7,371
Polkadot (DOT)	8,032	38,816	39,986	23,905	7,280
Terra (LUNA)	3,584	3,621	-	-	-
Cosmos (ATOM)	3,072	80,474	86,613	91,181	96,318
Polygon (MATIC)	67,114	454,486	466,022	474,207	480,825
Avalanche (AVAX)	2,073	14,273	14,594	14,888	17,178
Algorand (ALGO)	51,103	51,197	51,201	51,201	-
Axie Infinity (AXS)		22,322	31,763	37,402	42,030
Kava (KAVA)		183,966	264,917	280,293	290,909
Band Protocol (BAND)				992	992
Mina (MINA)				71,297	74,177
Oasis Network (ROSE)				349,661	359,607
Akash (AKT)				103,730	107,405
NEAR Protocol (NEAR)					74,702

Fair Market Value of Crypto Assets at Period End

Asset	2021Q4	2022Q1	2022Q2	2022Q3	2022Q4
Bitcoin (BTC)	4,167,579	4,098,481	-	-	-
Ethereum (ETH)*	29,820,477	26,894,723	8,840,595	11,128,675	10,117,237
Cardano (ADA)	337,716	294,320	119,555	114,190	64,786
Kusama (KSM)	103,866	992,851	267,583	265,505	149,981
Tezos (XTZ)	106,679	262,023	101,102	103,210	52,720
Solana (SOL)	813,791	863,854	239,700	240,377	73,426
Polkadot (DOT)	214,616	826,875	281,496	150,964	31,410
Terra (LUNA)	306,353	373,005	-	-	-
Cosmos (ATOM)	99,761	2,325,374	651,909	1,186,824	900,440
Polygon (MATIC)	169,604	735,034	222,466	368,671	364,714
Avalanche (AVAX)	226,499	1,383,403	247,059	256,021	187,286
Algorand (ALGO)	84,830	47,492	16,115	18,044	-
Axie Infinity (AXS)		1,416,264	461,649	470,116	253,943
Kava (KAVA)		828,742	468,634	423,326	166,752
Band Protocol (BAND)				1,215	1,396
Mina (MINA)				42,085	32,187
Oasis Network (ROSE)				21,330	12,291
Akash (AKT)				26,881	19,938
NEAR Protocol (NEAR)					93,785
Total	36,451,772	41,342,441	11,917,864	14,817,434	12,522,292
QoQ Change	21%	13%	-71%	24%	-15%
YoY Change	825%	105%	-45%	-51%	-66%

Prices of Crypto Assets at Period End

Asset	2021Q4	2022Q1	2022Q2	2022Q3	2022Q4
Bitcoin (BTC)	$46,306	$45,539	$19,785	$19,432	$16,547
Ethereum (ETH)	$3,683	$3,282	$1,067	$1,328	$1,197
Cardano (ADA)	$1.31	$1.14	$0.46	$0.43	$0.25
Kusama (KSM)	$278	$188	$48	$42	$23
Tezos (XTZ)	$4.35	$3.72	$1.42	$1.42	$0.72
Solana (SOL)	$170	$123	$34	$33	$10
Polkadot (DOT)	$26.72	$21.30	$7.04	$6.32	$4.31
Terra (LUNA)	$85.47	$103	$-	$-	$-
Cosmos (ATOM)	$32.47	$28.90	$7.53	$13.02	$9.35
Polygon (MATIC)	$2.53	$1.62	$0.48	$0.78	$0.76
Avalanche (AVAX)	$109	$96.92	$16.93	$17.20	$10.90
Algorand (ALGO)	$1.66	$0.93	$0.31	$0.35	$0.17
Axie Infinity (AXS)		$63.45	$14.53	$12.57	$6.04
Kava (KAVA)		$4.50	$1.77	$1.51	$0.57
Band Protocol (BAND)				$1.22	$1.41
Mina (MINA)				$0.59	$0.43
Oasis Network (ROSE)				$0.06	$0.03
Akash (AKT)				$0.26	$0.19
NEAR Protocol (NEAR)					$1.26

The following table presents the Fair Market Value of crypto assets held compared to the GAAP Book Value reported on the Company’s balance sheets.

	December 31, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Bitcoin (BTC)	$-	$-	$2,600,426	$4,167,579
Ethereum (ETH)	5,708,624	10,117,237	8,642,983	29,820,477
Cardano (ADA)	63,178	64,786	258,527	337,716
Kusama (KSM)	142,242	149,981	81,296	103,866
Tezos (XTZ)	51,651	52,720	62,651	106,679
Solana (SOL)	60,012	73,426	248,698	813,791
Polkadot (DOT)	30,859	31,410	182,570	214,616
Terra (LUNA)	-	-	80,968	306,353
Cosmos (ATOM)	568,359	900,440	46,174	99,761
Polygon (MATIC)	161,293	364,714	68,362	169,604
Avalanche (AVAX)	182,964	187,286	50,190	226,499
Algorand (ALGO)	-	-	43,948	84,830
Axie Infinity (AXS)	245,443	253,943	-	-
Kava (KAVA)	165,426	166,752	-	-
Band Protocol (BAND)	982	1,396	-	-
Mina (MINA)	32,002	32,187	-	-
Oasis Network (ROSE)	12,045	12,291	-	-
Akash (AKT)	17,993	19,938	-	-
NEAR Protocol (NEAR)	92,840	93,785	-	-
Total	$7,535,913	$12,522,292	$12,366,792	$36,451,772

Results of Operations for the Years Ended December 31, 2022 and 2021

The following tables reflect our operating results for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,		$ Change	% Change
	2022	2021	2022	2022

Revenues
Validator revenue	$1,692,454	$1,213,284	$479,170	39%
Total revenues	1,692,454	1,213,284	479,170	39

Cost of revenues
Validator expense	426,440	268,346	158,094	59%
Gross profit	1,266,014	944,938	321,076	34

Operating expenses:
General and administrative	$1,916,193	$1,590,707	$325,486	20%
Research and development	611,758	712,736	(100,978)	(14)
Compensation and related expenses	3,313,638	15,583,258	(12,269,620)	(79)
Marketing	78,171	180,290	(102,119)	(57)
Impairment loss on crypto assets	13,348,874	3,845,899	9,502,975	247
Realized gains on crypto asset transactions	(506,757)	(3,054,418)	2,547,661	83
Total operating expenses	18,761,877	18,858,472	(96,595)	(1)

Other income (expenses):
Interest expense	-	(186,740)	186,740	(100)%
Amortization on debt discount	-	(1,868,059)	1,868,059	(100)
Change in fair value of warrant liabilities	1,638,750	3,918,750	(2,280,000)	(58)
Distributions to warrant holders	(35,625)	-	(35,625)	N/A
Total other income (expenses)	1,603,125	1,863,951	(260,826)	14

Net loss	$(15,892,738)	$(16,049,583)	156,845	(1)

Validator Revenue

The increase in revenue during Fiscal 2022 is from the expansion of our blockchain infrastructure validating revenue. We believe revenues will increase as the Company continues to expand its blockchain infrastructure efforts and as a result of an improvement in market prices of the crypto assets we have staked.

Cost of Revenues

The increase in cost of revenues during Fiscal 2022 is due to our blockchain infrastructure validating operating costs, including, web service hosting fees and services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin will improve as we add scale to our blockchain infrastructure operations and reduce costs as a result of increased operational efficiencies, leading to improved gross profits.

Operating expenses

The decrease in operating expenses during Fiscal 2022 is primarily due to the $14.9 million equity-based contingent bonuses granted to employees and our non-employee directors during Fiscal 2021 for the achievement of performance milestones compared to only $2.6 million equity-based compensation in Fiscal 2022. This is partially offset by the $13.3 million impairment loss on crypto assets (“Crypto Asset Impairment”) in Fiscal 2022, compared to only $3.8 million Crypto Asset Impairment in Fiscal 2021.

We believe operating expenses will remain consistent as the Company continues to utilize equity-based compensation incentives as a core part of our compensation strategy. However, volatility in the cryptocurrency markets will subject the Company to the possibility of additional impairment charges on its crypto asset holdings.

The Company is evaluating additional opportunities to reduce costs. As part of our cost cutting measures, in June 2022, the Board of Directors reduced all director fees for 2022 from $50,000 to $25,000 and reduced the Audit, Compensation, and Nominating and Corporate Governance committee chair fees for 2022 to $5,000. Additionally, the Company’s Chief Executive Officer and Chief Operating Officer, each agreed to forfeit $25,000 of their annual base salaries for 2022. Collectively, these cost-cutting measures resulted in cost savings of approximately $141,000 for 2022.

Other Income (Expenses)

The changes in other income for the years reported was primarily due to the decrease in the fair value of warrant liabilities. This non-cash expense is driven by the value of our stock price at the end of each quarter which we cannot predict.

Net loss

The slight decrease in our net loss for the years reported was primarily due to the decrease in operating expenses and changes in other income (expense) as discussed above. We believe that our net loss may increase as the Company incurs increased costs related to the development of its Digital Asset Platform and incurs additional Crypto Asset Impairment losses due to volatility in the cryptocurrency markets.

LIQUIDITY AND CAPITAL RESOURCES

Recent Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through March 28, 2023, the Company sold a total of 2,934,433 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $14,986,000 at an average selling price of $5.11 per share, resulting in net proceeds of approximately $14,510,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2022, the Company had approximately $2.1 million of cash.

We view our crypto assets as long-term holdings and we do not plan to engage in regular trading of crypto assets. Further certain of our staked crypto assets may be locked up depending on a the specific blockchain protocol and we may be unable to unstake them in a timely manner in order to liquidate to the extended desired. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of March 28, 2023, the Company had approximately $1.5 million of cash and the fair market value of the Company’s liquid crypto assets was approximately $3.6 million, which excludes $15.2 million of staked Ethereum. The Company has no outstanding debt. As of March 28, 2023, the Company also has approximately $6.5 million available under the ATM Agreement over the next twelve months under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our stock price. The Company believes that the existing cash and liquid crypto assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was $0.8 million during the year ended December 31, 2022 compared to $4.9 million during the year ended December 31, 2021.

Cash used in investing activities was $9.0 million during the year ended December 31, 2022 compared to $9.5 million for the year ended December 31, 2021. Net cash outflow for investing activities was used primarily for the purchase of crypto assets for blockchain infrastructure operations.

Cash provided by financing activities was $10.5 million during the year ended December 31, 2022 compared to $15.2 million for the year ended December 31, 2021. The cash inflows from financing activities in Fiscal 2022 were primarily from proceeds of Common Stock sold pursuant to the ATM Agreement ($11.1 million). This was partially offset by a one-time return of capital distribution of $631,000 made to record holders as of March 17, 2022. The Company has plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of December 31, 2022, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting Treatment of Crypto Assets

The Company accounts for its crypto assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles –Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Crypto assets held are included in the balance sheets as either current assets or other assets if they are staked and locked up for over one year. The Company’s crypto assets are initially recorded at fair value upon receipt (or “carrying value”). The fair value of crypto assets is determined using the U.S. dollar spot price of the related crypto asset subsequent to its acquisition. On a quarterly basis, crypto assets are measured at carrying value, net of any impairment losses incurred since receipt. The Company will record impairment losses as the fair value falls below the carrying value of the crypto assets at any time during the period, as determined using the lowest U.S. dollar spot price of the related crypto asset subsequent to its acquisition. The crypto assets can only be marked down when impaired and not marked up when their value increases.

Such impairment in the value of crypto assets is recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $13.3 million and $3.8 million related to crypto assets during the years ended December 31, 2022 and 2021, respectively.

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately $0.5 million and $3.1 million during the years ended December 31, 2022 and 2021, respectively.

The presentation of purchases and sales of crypto assets on the Statement of Cash Flows is determined by the nature of the crypto assets, which can be characterized as productive (i.e. purchased for purposes of staking) or non-productive. The purchase of non-productive crypto assets and currencies are included as an operating activity, whereas the purchase of productive crypto assets and currencies are included as investing activities in accordance with ASC 230-10-20 Investing activities. Productive crypto assets that are staked with a lock-up period of less than 12 months are presented on the Balance Sheet as current assets. Staked crypto assets with remaining lock-up periods of greater than 12 months are presented as long-term other assets on the Balance Sheet.

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

The Company has entered into network-based smart contracts by running its own crypto asset validator nodes (or “nodes”) as well as by staking crypto assets on nodes run by third-party operators (either directly or through crypto exchanges). Through these contracts, the Company provides cryptocurrency to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for staking the cryptocurrency and validating transactions on blockchain networks, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and is entitled to a fractional share of the fixed cryptocurrency award a third-party node operator receives (less crypto asset transaction fees payable to the node operator or exchanges, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is based on the proportion of cryptocurrency the Company staked to the node to the total cryptocurrency staked by delegators to the node.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives – the cryptocurrency award – is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency on the date of receipt. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

Expected Volatility - The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the option.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the option.

Expected Term - The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.

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

Expected Volatility - The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the RSUs.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the RSUs.

Expected Term - The Company’s expected term represents the weighted-average period that the Company’s RSUs are expected to be outstanding. The expected term is based on the stipulated 5-year period from the grant date until the market-based criteria are achieved. If the market-based criteria are not achieved within the five-year period from the grant date, the RSUs will not vest and shall expire.

Vesting Hurdle Price - The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates.

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

COVID-19

The COVID-19 pandemic has created significant national and global economic disruptions, which may adversely affect our business. However, based on our current assessment, we do not expect any material impact on our long-term development, our operations, or our liquidity due to the worldwide spread of COVID-19. We are actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and the industry.

Inflation

In addition to the impacts of COVID-19, we have experienced, and are experiencing, the impact of domestic and global inflationary pressures largely outside of our control. This inflationary pressure impacts our cost structure, leading to operational adjustments, and increasing the cost of retaining talent and certain professional costs, despite our continued focus on controlling our costs where possible. Management is unable to accurately predict when, or if, these national and global inflationary pressures will subside, or their long-term impacts on our business and results of operations. We are actively monitoring the situation and assessing potential mitigation strategies.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We have a limited operating history, particularly with respect to our developing blockchain infrastructure solutions business, Digital Asset Platform and staking-as-a -service operations.

●	We have a history of operating losses and expect to continue to experience operating losses in future periods.

●	We have an evolving business model which we may be unable to develop, adapt or execute effectively, and we may be unable to manage our growth or implement our business plan as intended or at all.

●	We are highly dependent on our executive officers, particularly Charles Allen, our Chairman and Chief Executive Officer, Michal Handerhan, our Chief Operating Officer, Michael Prevoznik, our Chief Financial Officer, and Manish Paranjape, our Chief Technology Officer, and the loss of the services of these individuals could materially harm our business.

●	We may be subject to regulatory actions, private causes of actions such as intellectual property infringement claims, and restrictions and limited access to baking and financial services due to our operations in the cryptocurrency industry, and regulatory or other adverse developments in the cryptocurrency industry could otherwise adversely affect us.

●

Because of our involvement in staking of crypto assets through use of our Digital Asset Platform, we are subject to risks inherent in engaging in activities involving financial instruments owned by third party users, notwithstanding the non-custodial nature of our platform or other features management believes to constitute meaningful distinctions for regulatory, compliance and other purposes.

●	A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to correctly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, sanctions, penalties and other adverse consequences, including potentially becoming subject to the Investment Company Act of 1940 which would impose significant regulatory burdens and compliance costs.

●	Crypto assets and our related activities are characterized by numerous other risks and uncertainties, including the possibility for adverse developments such as regulatory actions, bans or restrictions, declines in the price of, demand for or public perception of crypto assets, theft, fraud, hacking, manipulation or malicious coding, price volatility, the potential for one cryptocurrency to branch into two, variations among and the potential for adverse changes to blockchain algorithms, and other external forces beyond our control described more fully below.

●	The future development and growth of cryptocurrencies is subject to a variety of factors that are difficult to predict and evaluate, and the market for the crypto assets we obtain and hold may not grow as we expect or the prices may decline, including due to political or economic crises or other factors which we neither predict nor control.

●	The cryptocurrency space is subject to continuous regulatory uncertainty, and any adverse regulatory changes or other developments with respect to our operations or the crypto assets with which we transact may require us to alter our business model or suspend or cease some or all of our operations.

●	Our focus on PoS blockchain networks exposes us to risk of loss due to features unique to those networks, including by virtue of being locked in by smart contracts such that we cannot liquidate a portion of the relevant crypto assets for a period of time during and after the staking process, during which the price or value of the crypto assets may depreciate.

●	We are reliant on a single service provider for cloud computing infrastructure deployed in our blockchain infrastructure solutions business, and are therefore exposed to the risks which may arise from potential adverse developments that may be caused or experienced by such service provider.

●	Our critical accounting policies may prove to be incorrect, we may need to implement additional finance and accounting systems, procedures and controls, and we face challenges inherent in operating a crypto assets business which is subject to evolving accounting treatment for which there is limited precedent.

●

Our stock price may be subject to significant volatility due to a variety of factors, many of which are beyond our control, including its potential connection to the price of one or more of the crypto assets with which we are or may become involved.

Risks Related to Our Company in General

We have a limited operating history, particularly with respect to our new blockchain infrastructure operations which recently commenced and our platform and staking-as-a-service business model, and we have a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history, and only recently commenced our new blockchain infrastructure operations in 2021. Further, we lack an operating history with respect to our crypto asset analytics and staking-as-a-service platform’s functions and operations. In addition, the PoS blockchain networks on which our operations are centered are a relatively new and evolving means of validating crypto asset transactions. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations in general, and in the cryptocurrency industry in particular with itself remains a relatively new space imbued with risk and uncertainty. We have generated net losses of $15.9 million and $16.0 million for the years ended December 31, 2022 and 2021, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model which we may be unable to develop, adapt or execute effectively.

As crypto assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In 2017, the SEC issued a DAO Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). More recently, the SEC has brought enforcement actions with respect to crypto assets and related activities, including custodial staking-as-a-service models, as more particularly described later in these Risk Factors. These or future developments may force or cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve in the future as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. For example, a main component of our current business objective is developing a comprehensive crypto asset analytics and staking-as-a-service platform which enables users to perform or utilize a variety of functions related to crypto assets, such as portfolio monitoring, and risk assessment all in one place in the hopes of attracting, maintaining and growing a customer base in the long term. However, our investments into and efforts with respect to this goal may not come to fruition, including due to adverse developments in regulatory, technological, competitive or other aspects that are beyond our control. We cannot offer any assurance that our current business plan or any other modifications or undertakings with respect thereto will be successful or will not result in harm to the business. In addition, we may not be able to manage our growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. If we are unable to effectively develop, execute and adjust our business plan, or successfully manage our growth, you could lose some or all of your investment.

The loss of our executive officers could have a material adverse effect on us.

Our success depends on the continued services of our executive officers who have extensive technological and market knowledge and long-standing industry relationships. In particular, we have relied and will continue to rely on Charles Allen, our Chairman and Chief Executive Officer, Michal Handerhan, our Chief Operating Officer, Michael Prevoznik, our Chief Financial Officer, and Manish Paranjape, our Chief Technology Officer, to continue and grow our operations and execute our business plan. Our reputation among and our relationships with key cryptocurrency industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of any of our executive officers could diminish our business and growth opportunities and our relationships with key leaders in the crypto asset industry and could have a material adverse effect on us.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, and turmoil among financial institutions arising from or relating to crypto assets or in general can materially adversely affect us and our industry.

A number of companies that engage in crypto asset and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. More recent government action in the U.S. involving crypto assets and related activities may cause this trend to expand in the U.S. We also may be unable to obtain or maintain these services for our business. Many businesses that provide cryptocurrency-related activities may continue to have difficulties in finding banks and financial institutions willing to provide them services which may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies, and could decrease their usefulness.

Further, in March 2023 two large financial institutions in the U.S., Silicon Valley Bank and Signature Bank, which both serviced customers involved with crypto assets, collapsed as continued negative economic prospects and failures to obtain payment from borrowers, together with a large number of withdrawals, caused these banks to encounter substantial financial difficulty leading up to their failures. In response to these events, the Federal Deposit Insurance Corporation (“FDIC”) transferred all the deposits, both insured and uninsured, of these banks to corresponding “bridge banks” operated by the FDIC as it markets the institution to potential bidders. While the impact of these developments on the Company and on the crypto asset industry and the economy in general remain unclear, it is possible that these events underscore a broader financial crisis facing the country, in which crypto assets may have played and/or have yet to play a role. In the wake of these collapses, the U.S. capital markets and the prices of equity securities and crypto assets have faced significant volatility as investors continue to evaluate these events and how they may interact with other ongoing issues with the U.S. economy, including inflation and Federal Reserve interest rate increases.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in cryptocurrency-related activities, which contingencies may become more likely in the future if and to the extent crypto assets are considered a significant factor in the recent financial collapses experienced by the major banks as described above. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

Risks Related to Crypto Assets

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, with a growing number of regulators taking the position that certain crypto assets are securities and bringing enforcement actions accordingly, and if we are unable to properly characterize a crypto asset or comply with the applicable regulatory requirements, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time, and the SEC’s Enforcement Division have recently demonstrated a willingness and intention to bring actions against businesses with a crypto asset focus, including for failure to register transactions involving crypto assets under the federal securities laws by deeming such crypto assets to be securities. For example, in February 2023 the SEC charged Kraken with failing to register the offer and sale of its staking-as-a-service program, whereby investors transfer crypto assets to Kraken for staking in exchange for advertised annual investment returns. Kraken settled this action by agreeing to cease its custodial staking business and to pay $30 million in disgorgement, prejudgment interest and civil penalties. While there are material distinctions between Kraken’s staking model and ours, including the fact that we do not take custody of or exert control over the crypto assets that are staked using our platform, the SEC could disagree with our assessment and seek to enforce the federal securities laws and regulations against our operations. Similarly, in March 2023 the New York Attorney General became the first U.S. regulator to claim in court that Ethereum, one of the major crypto assets which we hold and stake, is a security in its lawsuit against KuCoin, a crypto asset exchange. If we become subject to regulatory scrutiny or enforcement actions by securities regulators, it could result in expensive litigation and penalties and cessation of the allegedly noncompliant operations, which would materially adversely harm us, including due to our recent shift of focus to our non-custodial staking-as-a-service business and the costs and efforts deployed towards its development. These or additional developments that may arise underscore the risks in our business, particularly its reliance on the use of crypto assets and staking of users’ crypto asset holdings.

Further, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.” As a result of the foregoing recent and potential developments, we may be forced to, or voluntarily elect to, limit, suspend or cease our staking services operations or certain aspects thereof in order to comply with applicable laws and regulations and avoid the regulatory scrutiny and adverse consequences that could result. Further, because of how recent these government actions are and the high probability that further action is forthcoming, we anticipate higher compliance costs and diversion of management’s limited time and attention towards these events until a more definitive regulatory regime is established to govern the crypto asset industry in which we operate.

While we do not currently, nor do we plan to, offer, sell, trade, and clear crypto assets or take custody of crypto assets as part of any potential staking-as-a-service operations we may undertake, crypto assets we stake and validate transactions for could be deemed to be a “security” under applicable laws. This could be the case even if we conclude that our activities are compliant with these laws and regulations. Our blockchain infrastructure operations which entails securing blockchains by validating blockchain transactions (most analogous to Bitcoin mining) could be construed as facilitating transactions in crypto assets; as such we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a blockchain we secure is a “security” under applicable laws. Because our platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to secure blockchains. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets is a complex and often unpredictable process and subject to change, and staking and securing a blockchain, while similar to Bitcoin mining, does not guarantee any conclusion under the U.S. federal securities laws, particularly given that each crypto asset and blockchain network is unique. Therefore, if we do conclude that a particular crypto asset is not a security on advice of our legal counsel, and the SEC or other government agencies or courts disagree with this assessment, we could be held liable for violation of securities laws. In addition, new laws may be implemented that prevent or hinder us from operating in the manner we currently conduct our business or plan to conduct our business, in which case our business may be materially harmed.

Further, if any crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such crypto asset. For instance, the networks on which such crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, such a development may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. These events could, among things, result in a decline in the market prices for the crypto assets on which our operations rely, and thereby reduce the demand for our solutions and the revenue generated therefrom.

Because crypto assets may be determined to be Digital Securities, we may inadvertently violate the 1940 Act and incur large losses as a result and potentially be required to register as an investment company. This would have a material adverse effect on an investment in us.

We plan to acquire a portfolio of crypto assets including Ethereum and other crypto assets. There is an increased regulatory examination of crypto assets and Digital Securities. This has led to regulatory and enforcement activities. As described elsewhere in these Risk Factors, the SEC and certain state regulators have recently begun to take a more definitive and aggressive stance indicating that crypto assets and related activities, including custodial staking-based services, entail the offer and sale of securities subject to applicable securities laws and regulations. We cannot be certain as to how future regulatory developments will impact the treatment of Ethereum and other crypto assets, or our operations as they relate to such crypto assets or in general, under the law.

Under the 1940 Act, a company may be deemed an investment company under if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. Crypto assets we may own in the future may be determined to be Digital Securities by the SEC or a court. Additionally, one or more states may conclude Ethereum, or other crypto assets held by us in the future are securities under state securities laws which would require registration under state laws including merit review laws. For example, California defines the term “investment contract” more strictly than the SEC. In addition, the New York Attorney General has taken the position that Ethereum is a security under New York law, and if this position is upheld it could significantly impact Ethereum and other crypto assets, as notwithstanding the decentralized nature of crypto assets, a substantially large proportion of capital markets activities and the U.S. population are located in New York.

Future legislation, SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin, Ethereum, and other crypto assets are treated for classification and clearing purposes. The SEC’s July 25, 2017 DAO Report expressed its view that crypto assets may be securities depending on the facts and circumstances, and recent developments have confirmed that the SEC presently considers many if not most crypto assets to be securities.

If a crypto asset we hold were later determined to be a Digital Security, we could inadvertently become an investment company, as defined by the 1940 Act, if the value of the Digital Securities we owned exceeded 40% of our assets excluding cash. We are subject to the following risks:

●	Contrary to legal advice, the SEC or a court may conclude that Ethereum, or other crypto assets we later acquire to be securities;
●	based on legal advice, we may acquire other crypto assets which we have been advised are not securities but later are held to be securities; and
●	we may knowingly acquire crypto assets that are securities and acquire minority investments in businesses which investments are securities.

In the event that the crypto assets held by us exceed 40% of our total assets, exclusive of cash, we may inadvertently become an investment company.

In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which a crypto asset was initially marketed to determine if it may be deemed a Digital Security and subject to federal and state securities laws. Even if we conclude that a particular crypto asset is not a security under the 1940 Act, certain states take a stricter view which means the crypto asset may have violated applicable state securities laws.

Should the total value of securities which we hold exceed more than 40% of our assets (exclusive of cash) SEC Rule 3a-2 under the 1940 Act allows an issuer to prevent itself from being deemed an investment company if it reduces its holdings of securities to less than 40% of its assets (exclusive of cash) and does not go above the 40% threshold more than once every three years. Accordingly, if changes in the classification of crypto assets causes us to exceed the 40% threshold, we may experience large losses when we liquidate Digital Securities as a result of continued volatility.

The 40% requirement may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

To the extent that crypto assets held by us are deemed by the SEC or a state legislator to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Such additional registrations: i) would result in extraordinary, non-recurring expenses, ii) is time consuming and restrictive, iii) would require a restructuring of our operations, and iv) we would be very constrained in the kind of business we could do as a registered investment company, thereby materially and adversely impacting an investment in us. Further, if our examination of a crypto asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act is a strict liability statute much like selling spoiled milk and state securities laws generally impose liability for negligence for misrepresentations.

In order to comply with the 1940 Act, we anticipate having increased management time and legal expenses in order to analyze which crypto assets are securities and periodically analyze our total holdings to ensure that we do not maintain more than 40% of our total assets (exclusive of cash) as securities. If our view that the crypto assets we hold are not securities is challenged by the SEC and courts uphold the challenge, we may inadvertently violate the 1940 Act and incur substantial legal fees in defending our position. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

Because of the recent decline in the cryptocurrency market and other adverse developments and publicity surrounding the industry, our business plans may not be successful and our business and financial condition may be adversely affected.

Our business is focused on the cryptocurrency industry, particularly blockchain infrastructure including our Digital Asset Platform. We also hold and stake a number of crypto assets to generate revenue from the PoS systems on which they operate. The crypto asset industry is characterized by a high level of volatility, and the collapse in the prices of most popular crypto assets such as Bitcoin and Ethereum has cast doubt on the future of crypto asset-focused businesses such as ours. This trend was further impacted by the recent controversy and failure surrounding FTX, a crypto asset exchange that collapsed after its Chief Executive Officer was accused of fraud and misappropriation of corporate funds in a manner that has been compared to both Enron and Madoff. Since then certain other crypto asset-focused companies have filed for bankruptcy, and more recently in March 2023 three major U.S. banks with involvement in crypto assets collapsed. The result thus far has been a decline in the crypto assets markets and in the public’s perception of the industry. In addition, following the FTX controversy, regulators began reviewing crypto asset-focused companies and their operations with greater scrutiny, and have brought enforcement actions seeking to restrict or cease such activities, such as the Kraken and KuCoin actions described above. While we believe the non-custodial staking model we are pursuing for our platform presents distinctions from custodial methods of holding and controlling crypto assets such as those that were employed by FTX and Kraken, holders of crypto assets, regulators, and other stakeholders may fail to appreciate this distinction or to consider it sufficient to utilize our services or invest in our business. If we are unable to separate ourselves from the recent adverse developments in the crypto asset space, or otherwise develop and execute on our business plan and blockchain infrastructure in a manner that enables us to establish and maintain material revenue sources, our business and financial condition could be materially adversely affected. Further, a perceived lack of stability in the crypto asset and the closure or suspension shutdown of crypto asset exchanges and networks due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in crypto asset networks and result in greater volatility in crypto asset values and on our results of operations. Further, our focus on crypto assets, and the above-described past and/or any future adverse developments with respect to our operations or industry, could result in declines or volatility in our stock price, difficulty or inability to obtain adequate financing as needed, on favorable terms or at all, reduction in consumer demand for our platform and services, the risk of increased losses or asset impairments, and the potential for legal proceedings and reputational harm which could arise from any of the foregoing. Such external developments have the potential to affect us even if we believe our financial condition, operations and infrastructure our secure. These potential consequences could materially adversely affect an investment in us.

Events in 2022 and more recently have increased the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate crypto assets and crypto asset intermediaries, such as crypto exchanges and custodians.

The collapse of TerraUSD and Luna and the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis Global and BlockFi have resulted in calls for heightened scrutiny and regulation of the crypto asset industry, with a specific focus on crypto asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as crypto asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank may amplify and/or accelerate these trends. The U.S. regulatory regime - namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. Further the SEC seems to have changed tactics and in early 2023 it sued multiple crypto asset companies for selling unregistered securities. We cannot predict how these and other related events will affect us or the crypto asset business. We cannot assure you that future legislation or regulation will not have an adverse effect upon us. It is possible that new laws and increased regulation and regulatory scrutiny may require the Company to comply with certain regulatory regimes, which could result in new costs for the Company. The Company may have to devote increased time and attention to regulatory matters, which could increase costs to the Company. New laws, regulations, and regulatory actions could significantly restrict or eliminate the market for, or uses of, crypto assets including Ethereum, which could have a negative effect on the value of Ethereum, which in turn would have a negative effect on the value of the Company’s shares.

Because our staking business is dependent on the value of the crypto assets we stake to obtain blockchain rewards, and because those rewards are paid out in the form of the blockchain’s native crypto assets, the ongoing low market values and/or continued or long-term declines in crypto asset prices will materially and adversely affect our results of operations.

As discussed above, the cryptocurrency market experienced a critical decline in 2022 which continues thus far in 2023. Prospects of a recovery declined when the FTX controversy arose, as well as bankruptcies of other companies and projects in crypto asset and blockchain sector. Our reliance on staking, which is expected to increase as we continue to seek to commercialize and improve upon our Digital Asset Platform and non-custodial staking-as-a-service business, means that if the market values of the crypto assets we stake continues to decline or remain at the relatively low levels they are currently, which appears possible given the adverse developments and wide scale sales of and skepticism surrounding crypto assets that have resulted, the revenue we generate from staking will diminish. This is because the rewards for staking a given crypto asset are paid out in more of that same crypto asset. Therefore, if the market price for the crypto asset declines while staking is ongoing, unless the price later recovers the rewards we receive may not cover the decline in value of the assets. If this trend continues, our operating results and financial condition will be materially adversely affected.

Our business faces significant scaling obstacles due to its dependence on crypto assets and related infrastructure.

Crypto assets on which our current and planned operations depend face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling of crypto assets is essential to the widespread acceptance of crypto assets as a means of payment or other uses that stakeholders have in the past cited in demonstrating interest in crypto assets. Many crypto asset networks, including those with which we are or may become involved in our operations, face significant scaling challenges. For example, crypto assets are limited with respect to how many transactions can occur per second. Participants in the crypto asset ecosystem debate potential approaches to increasing the average number of transactions per second that a network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of crypto asset transactions will be effective.

If adoption of crypto assets as a means of payment or other uses does not occur on the schedule or scale anticipated or at all, the demand for crypto assets may stagnate or decrease, which could adversely affect future prices of crypto assets we hold or otherwise rely upon in our operations, and our results of operations and financial condition, which could have a material adverse effect on our business or the market price for our securities.

The further development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies, which represent a rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.

The use of crypto assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of the cryptocurrency industry in general, and the use of crypto assets in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, include but are not limited to:

●	continued worldwide growth in the adoption and use of crypto assets as a medium of exchange;
●	government and quasi-government regulation of crypto assets and their use, or restrictions on or regulation of access to and operation of the crypto assets systems;
●	the maintenance and development of the open-source software protocol of cryptocurrency networks;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies and digital forms of fiat currencies;
●	general economic conditions and the regulatory environment relating to crypto assets; and
●	the impact of regulators focusing on crypto assets and Digital Securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the Ethereum Network or other blockchains networks we have exposure to could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any Ethereum or other crypto assets we hold or acquire, which would harm investors in our securities.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on a cryptocurrency network, it is possible that such actor or botnet could manipulate a blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power or staked assets dedicated to either mining or staking a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though depending on blockchain may not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same crypto asset in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power or staked assets on the network, or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example and may differ from blockchain to blockchain.

The possible crossing of the 50% threshold indicates a greater risk that a single validator could exert authority over the validation of network transactions. To the extent that a blockchain ecosystem including other validators do not act to ensure greater decentralization of validator voting power, the feasibility of a malicious actor obtaining control will increase because the botnet or malicious actor could compromise more than 50% voting power and thereby gain control of blockchain, whereas if the blockchain remains decentralized it is inherently more difficult for the botnet of malicious actor to aggregate enough voting power to gain control of the blockchain, may adversely affect an investment in our Common Stock. Such lack of controls and responses to such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Ethereum or other crypto assets we acquire or hold, and harm investors.

The decentralized nature of crypto asset systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of crypto asset systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many crypto asset systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such crypto assets, the value of our Common Stock may be adversely affected.

Crypto Exchanges are relatively new and therefore may be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that large Crypto Exchanges representing a substantial portion of the crypto asset volume are involved in fraud or experience security failures or other operational issues, such Exchanges’ failures may result in a reduction in the price of crypto assets and adversely affect an investment in us.

A number of Crypto Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Exchanges. While smaller Exchanges are less likely to have the infrastructure and capitalization that make larger Exchanges more stable, larger Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). A lack of stability in an Exchange Market and the closure or temporary shutdown of larger Crypto Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in crypto assets overall and result in greater volatility in crypto asset values. These potential consequences of an Exchange’s failure could adversely affect an investment in us.

There is a lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based crypto assets.

Crypto assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The laxer a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances could adversely affect an investment in us.

Political or economic crises may motivate large-scale sales of crypto assets, which could result in a reduction in crypto asset values and adversely affect an investment in us.

Geopolitical or economic crises may motivate large-scale sales of crypto assets, which could rapidly decrease the price of crypto assets. For example, market analysts have indicated that in some cases, such as during large scale adverse economic events, trading and market prices of cryptocurrencies such as Bitcoin and Ethereum have correlated to some extent with the movement of equity markets, regardless of the stock or asset class. For example, in March 2020, as global shutdowns ramped up in response to the COVID-19 pandemic, the price of Bitcoin, Ethereum and other crypto assets plummeted together with stock prices globally. Similarly, in 2022 as the Federal Reserve raised interest rates to combat inflation, crypto asset prices declined with stock prices in the U.S. These trends are contrary to a formerly commonly held conception that buying and holding crypto assets can be used as a “hedge” to investing in the more conventional equity markets, and may eventually result in diminished popularity of crypto assets in general by the public. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in crypto assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, crypto assets such as Bitcoin and Ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of crypto assets either globally or locally. Large-scale sales of crypto assets would result in a reduction in crypto asset values and could adversely affect an investment in us.

The price of crypto assets may be affected by the sale of such crypto assets by other vehicles investing in crypto assets or tracking cryptocurrency markets.

The global market for crypto assets is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined or minted permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in crypto assets or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for crypto assets, large redemptions of the securities of those vehicles and the subsequent sale of crypto assets by such vehicles could negatively affect crypto asset prices and therefore affect the value of our crypto assets. Such events could have a material adverse affect on an investment in us.

Current interpretations require the regulation of Bitcoin, Ethereum, and other crypto assets under the CEA by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin, Ethereum, and other crypto assets are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin, Ethereum, and other crypto assets under the law.

Bitcoin and Ethereum have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions, to the extent validation constitutes a transaction, with persons named on OFAC’s SDN list. While we don’t believe validation constitutes a transaction we can provide no assurances regulators will agree with that view. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual who delegate to our nodes. Additionally, the U.S Department of Treasury recently has added sanctions that prevent U.S. persons from using cryptocurrencies to circumnavigate financial sanctions placed on Russia.

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

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of Bitcoin, Ethereum or other crypto assets as property for tax purposes (in the context of when such crypto assets are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that crypto assets such as Ethereum should be treated and taxed as property, and that transactions involving the payment of Ethereum for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of an Ethereum passes from one person to another, usually by means of Ethereum transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may have adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to crypto assets such as Bitcoin and Ethereum. The agency determined that New York State would follow IRS guidance with respect to the treatment of crypto assets for state income tax purposes. Furthermore, they defined crypto assets to be a form of “intangible property,” meaning the purchase and sale of crypto assets for fiat currency is not subject to state income tax (although transactions of crypto assets for other goods and services maybe subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of crypto assets for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in crypto assets or imposing a greater cost on the acquisition and disposition of crypto assets, generally; in either case potentially having a negative effect on prices in crypto assets and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat crypto assets differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of crypto asset users imposes onerous tax burdens crypto users, or imposes sales or value added tax on purchases and sales of crypto assets for fiat currency, such actions could result in decreased demand for crypto assets in such jurisdiction, which could impact the price of crypto assets and negatively impact an investment in our Company.

We may suffer losses due to staking, delegating, and other related services.

Crypto assets which utilize PoS consensus mechanisms enable holders to earn rewards by operating nodes and participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks. We stake certain of our crypto assets and operate nodes on blockchain networks through our blockchain infrastructure operations. Most PoS networks require crypto assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validators, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our crypto assets may be irretrievably lost. In addition, most PoS blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the node operator acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. Slashing penalties can apply due to prolonged inactivity on a blockchain network and inadvertent errors such as computing or hardware issues, as well as more serious behavior such as intentional malfeasance. If we are slashed by an underlying blockchain network, our crypto assets may be confiscated, withdrawn, or burnt by the network, resulting in permanent losses. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, and adversely impact our business.

Our blockchain infrastructure operations, including Company owned and run validator nodes on PoS blockchains, are subject to concentration risk as they are consolidated on Amazon Web Services

The development and operation of the Company’s validator nodes for non-custodial staking, as well as the development of the Digital Asset Platform, is hosted on cloud computing by Amazon Web Services (“AWS”). The consolidation of our proprietary technology on AWS subjects the Company to cyber security and other risks that face AWS. We have limited control over AWS, the services it provides us and the safety and security measures related thereto. If AWS fails to maintain the continuous functionality or security of its networks and related hardware on which we rely for our operations, we may be unable to generate revenue we otherwise would, and could suffer substantial losses. For example, some PoS networks implement the slashing penalties described above, wherein the crypto assets that were staked to allow us to participate in the validation process are taken away from us, if a validator node on which the crypto asset is staked is offline for a certain amount of time. Additionally, if our Delegators crypto assets become subject to slashing, we could experience significant losses, from resulting claims against us by them, as well as reputational harm and lost customer relationships. If any of the foregoing or other adverse developments occur as a result of our reliance on a single service provider for our PoS validating operations, it could have a material adverse effect on our business, financial condition and results of operations.

Crypto assets staked on Proof of Stake blockchains are locked in smart contracts and may not be accessible and liquid.

Crypto assets which utilize PoS consensus mechanisms are locked in smart contracts while staked which limits liquidity of the underlying crypto asset. This is because under PoS network protocols, in order to participate in the staking process validators such as us are required to enter into smart contracts which, among other things, require the validator to continue to keep a specified number of the crypto assets owned by the validator “locked-up” in the network for a specified period of time before they can again be transferred by such validator. This lock-up period often extends beyond the time at which the transaction is validated. We currently stake certain of our crypto assets and operate nodes on blockchain networks through our blockchain infrastructure services business. During times of high volatility or downturns, which are common among crypto assets for many reasons including those described elsewhere in these Risk Factors, we may be unable to liquidate certain crypto assets to the extent desired. We currently carry our staked Ethereum as a non-current long-term asset on our balance sheet until liquidity for staked Ethereum is unlocked. Staked crypto assets which can be unlocked from a smart contract in less than one year are carried as current assets on our balance sheet. As such we may experience large losses when and if we are able to liquidate our crypto assets as a result of continued volatility, further if we are unable to liquidate our crypto assets we could suffer material financial losses, which would adversely impact our business.

Because our current business plan and operations depend on consumers investing in crypto assets and staking and monitoring them using our non-custodial platform, economic downturns will materially adversely affect us.

Our non-custodial staking-as-a-service platform depends on consumers purchasing crypto assets from exchanges and holdings them long-term, and staking them using our platform, as well as using the other functions offered by or envisioned for our platform such as data analytics and monitoring crypto asset holdings. Therefore, economic downturns or a recession will cause a reduction in demand for our platform by causing consumers to reduce spending on investments or non-essential items such as crypto assets. Similarly, a decline in the popularity or public perception of such crypto assets would yield a similar result. In 2022, the U.S. capital markets in general, and crypto assets prices in particular, saw significant declines as the Federal Reserve heightened interest rates to combat inflation. This followed initial declines earlier in 2022 in response to the Ukraine war and worsening supply chain issues and supply shortages. As of the date of this Report, the U.S. capital markets remain subject to substantial uncertainty, with consumer confidence declining due to a number of factors including, as a result of the collapse of three major banks in March 2023 and the potential broader implications and financial impact on the U.S. economy, as well as high inflation and anticipated continued interest rate increases and the enhanced likelihood of a recession as a result. Give these current market conditions, consumers may elect to sell their crypto assets, or decline to increase their holdings, rather than hold and stake them using our platform. Because we and our industry depend on consumers holding and staking the crypto assets long-term, this trend has the potential to materially adversely harm us and our prospects. Particularly in the event of prolonged or recurring recessionary conditions.

Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions is uncertain and untested, and we are subject to uncertainty with respect to our potential non-custodial staking-as-a-service business and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

In addition to the securities laws and regulations discussed elsewhere in these Risk Factors, laws regulating financial services, the internet, mobile technologies, digital, and related technologies inside and outside of the U.S. may impose obligations on us, as well as broader liability. For example, we are required to comply with laws and regulations related to sanctions and export controls enforced by U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea Region of Ukraine, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. In May 2019, FinCEN issued guidance on the application of FinCEN regulations to certain business models. While the guidance directly addressed Bitcoin mining, it did not address securing PoS blockchains which while similar to Bitcoin mining has technical nuanced differences which could potentially alter the analysis. As such, there can be no guarantee that securing (mining) on PoS blockchain networks will be viewed as compliant, notwithstanding the May 2019 FinCEN guidance. In particular, the nature of blockchains make it technically impossible in all circumstances to prevent or identify transactions with particular persons or addresses. While our platform, StakeSeeker, utilizes geo-blocking in an effort to prevent its use by persons located in sanctioned jurisdictions, if notwithstanding these efforts our current or planned activities are found to constitute “facilitating” or assisting the actions of non-U.S. persons that would be prohibited for U.S. persons to perform directly due to U.S. sanctions, despite the fact we don’t take custody of staked crypto assets nor pay delegator crypto rewards, it could result in material negative consequences for us, including costs related to government investigations, harsh financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. We are seeking legal guidance on what, if any, controls and procedures need to be put in place and whether our activities could constitute facilitation of any illicit activities under the current regulatory framework.

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

Security Risks Related to Our Crypto Asset Holdings

Our crypto assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our crypto assets could be lost, stolen, destroyed or become inaccessible. We believe that our crypto assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our crypto assets. To minimize the risk of loss, damage and theft, security breaches, and unauthorized access we primarily hold our crypto assets in various cryptocurrency digital wallets and hold minimal amounts at exchanges. Nevertheless, the digital wallets and exchanges we utilize may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Any of these events may adversely affect our operations and, consequently, an investment in us.

To the extent that any of our crypto assets are held by crypto exchanges, we may face heightened risks from cybersecurity attacks and financial stability of the exchanges.

All crypto assets not held in a Company’s controlled digital wallet are held at crypto exchanges and subject to the risks encountered by those exchange including DDoS Attacks, other malicious hacking, a sale of the exchange, loss of the crypto assets by the exchange, security breaches, and unauthorized access of our account by hackers. The Company may not maintain a custodian agreement with the exchanges with which it holds its crypto assets at. exchanges do not provide insurance and may lack the resources to protect against hacking and theft. Less than 0.1% of the Company’s crypto assets are typically stored at exchanges, however, this may increase at or around the sales or purchase of crypto assets. We may be materially and adversely affected if the exchanges suffer cyberattacks or incur financial problems.

The loss or destruction of a private key required to access a crypto asset may be irreversible. Our loss of access to our private keys could adversely affect an investment in our Company.

Crypto assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the crypto assets are held. We are required by the operation of the crypto asset network to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the network. We safeguard and keep private the private keys relating to our crypto assets not held at exchanges by utilizing key sharing and multi-signature storage techniques; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the crypto assets held by it and the private key will not be capable of being restored by the network. Any loss of private keys relating to digital wallets used to store our crypto assets could adversely affect an investment in us.

Security threats to us could result in a loss of Company’s crypto assets.

Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our Ethereum and other crypto assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets continue to grow, it may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or Ethereum. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us. In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

Incorrect or fraudulent crypto asset transactions may be irreversible.

Crypto asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of crypto assets or a theft of crypto assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our crypto assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our crypto assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred crypto assets. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our crypto assets for which no person is liable.

The crypto assets held by us are not insured. Therefore, a loss may be suffered with respect to our crypto assets which are not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Crypto assets held by us are not subject to FDIC or SIPC protections.

We do not and will not hold our Ethereum and other crypto assets with a banking institution or a member of the FDIC or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our crypto assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Risks Related to Our Digital Asset Platform (StakeSeeker) Development

There is substantial doubt that we will be able to fully develop or commercialize our Digital Asset Platform.

We are continuing to develop our Digital Asset Platform with the ultimate goal of consolidating users’ information so that it can be more easily accessed and reviewed by users. We may not successfully fully develop this platform as planned, in a cost-efficient manner, to the extent sought or at all. If we fail to develop a Digital Asset Platform as intended, it could have a material adverse effect on our business, especially to the extent that we allocate significant capital, labor and other resources to this endeavor rather than focusing on other business opportunities which may prove to have been more lucrative in hindsight.

Even if we do successfully develop our platform and bring it to the marketplace, there is no guarantee that we will attract enough users to generate revenue or become profitable. Our competitors, most of whom have greater capital and human resources than we do, may develop technologies that are superior to our platform or commercialize comparable technologies before us, in which case our ability to attract users and generate revenue therefrom could be rendered unlikely or even impossible. If we fail to obtain users for our platform or find an alternative means of commercializing our platform to recoup our investment therein, it will have a material adverse effect on our financial condition. Finally, even if we do fully develop the platform and attract users, events outside of our control such as regulatory actions against us or crypto assets on which our platform depend, or economic downturns, could force us to cease operating our platform or render it obsolete. If we fail to fully develop and commercialize our platform in a timely and effective manner, your investment in us could lose some or all of its value.

Even if we develop and commercialize our Digital Asset Platform, we may not be able to generate material revenues.

The Digital Asset Platform that we are currently developing will require significant time and capital. Even if we do develop this platform and acquire a sufficient number of users to generate revenue, we cannot guarantee the revenue would be material or sufficient to justify the costs we anticipate incurring to develop the platform. Our ability to capitalize on any platform we do develop will depend on a variety of factors and uncertainties beyond our control, including the competition we face and similar or superior services that may already exist by the time we begin marketing our platform, the volatile nature of the blockchain industry generally and the unknown demand for the services we plan to offer through our platform as it is currently envisioned, regulatory developments that have arisen or may arise in the future, and the advancement of new technologies which could arise in the future and render our platform partially or completely obsolete. If any of these or other risks come to fruition to prevent our platform from generating material revenue to justify its costs of production, it would have a material adverse effect on our business.

The development of our Digital Asset Platform will depend on the successful efforts of our employees.

Our platform development effort is completely dependent on our infrastructure. We use internally developed systems for the platform. Any future difficulties developing aspects of our platform may cause delays in bringing our platform to market. If our data stored on AWS and the backups thereof are compromised, our platform, prospects, could be harmed. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to launch our platform. The occurrence of any of the foregoing risks could materially harm our business.

We are subject to cyber security risks and may incur delays in platform development in an effort to minimize those risks and to respond to cyber incidents.

Our Digital Asset Platform is and will continue to be dependent on the secure operation of our website and systems as well as the operation of the Internet generally. The platform involves reading user data, and storage of user data, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time, we and many other internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our website. If we are unable to avert a denial of service attack for any significant period, we could sustain delays in the development of the platform and when launched risk losing future users and have user dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our users, or exchanges we read data from in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, user perception of the effectiveness of our security measures could be harmed and we could lose our future user. Actual or anticipated attacks and risks may cause us to incur increasing costs, and delay development. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and platform. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, California enacted the California Consumer Privacy Act, or CCPA, which became effective in 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Since the CCPA was enacted, other states including Nevada, Maine, Colorado and Virginia have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have also proposed similar legislation. The costs of compliance with, and other burdens imposed by, the CCPA, and similar laws may limit our prospective customer base or the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Additionally, many foreign countries and governmental bodies in which our users may reside, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations are often more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

There is a risk that as we develop and offer our platform and other services, we may become subject to one or more of these data privacy and security laws. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, including by deploying geo-blocking features to limit the jurisdictions from which our platform can be accessed, it is possible that our practices, offerings, or platform, or third parties on which we rely, could fail. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, potential severe criminal or civil sanctions, fines or damages, reputational harm, or expensive and time-consuming proceedings by governmental agencies and private claims and litigation, any of which could materially adversely affect our business, operating results, and financial condition.

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

Because of the foregoing, we may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. We expect this risk to increase as we continue to develop and roll-out additional functions in our Digital Asset Platform and potential StaaS operations in the future. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts.

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

Risks Related to Our Public Company Reporting Requirements and Accounting Matters

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements and such further requirements may increase our costs and require additional management time and resources. For example, many crypto assets, including those on PoS blockchain networks with which we are or may become involved, demonstrate novel and unique accounting challenges, including due to smart contracts affecting the underlying crypto assets. Any deficiencies in our internal control over financial reporting, should they arise, could cause investors to lose confidence in our reported financial information, negatively affect the market price of our Common Stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Additional complexities can arise with respect to crypto asset operations. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Since there has been limited precedence set for financial accounting of crypto assets, it is unclear how we will be required to account for crypto asset transactions in the future.

Since there has been limited precedence set for the financial accounting of crypto assets, it is unclear how we will be required to account for crypto asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements as has happened in the past. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, and the valuation of stock-based awards and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Common Stock.

We are subject to the information and reporting requirements of the Exchange Act), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be higher than they would have been if we were privately held. It may be time-consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time-consuming and costly. The impact of the SEC’s July 25, 2017 report on Digital Securities (the “DAO Report”) as well as enforcement actions and speeches made by the SEC’s Chairman will increase our compliance and legal costs. As a public company, we also expect that these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers, and to maintain insurance at reasonable rates, or at all.

Risks Related to our Common Stock

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect crypto assets;
●	adverse regulatory developments such as the recent actions brought by securities regulators on crypto assets activities;
●	public announcements and corporate events;
●	continued volatility in the price of crypto assets;
●	our ability to obtain working capital financing;
●	sales of our securities or those of other companies, or of crypto assets, due to external forces such as geopolitical turmoil, inflation, federal interest rate adjustments or other events;
●	additions or departures of key personnel including our executive officers;
●	sales of our Common Stock;
●	exercise of our warrants and the subsequent sale of the underlying Common Stock;
●	conversion of our convertible notes and the subsequent sale of the underlying Common Stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship; and
●	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock. As a result, you may be unable to resell your shares at a desired price.

While we paid a cash dividend in 2022, and declared a Series V Convertible Preferred stock (“Series V”) dividend in 2023, we do not expect to pay regular or recurring dividends in the future. Any return on investment may be limited to the value of our Common Stock.

While we declared and paid a cash dividend (which came with the option to be paid in Bitcoin if elected by the shareholder) payable to holders of our Common Stock as of March 17, 2022, and recently declared a planned Series V dividend distribution to shareholders of our Common Stock of record as of March 27, 2023, which has since been delayed due to anticipated changes to the structure, as described elsewhere in this Report, we do not anticipate paying dividends on a regular or recurring basis for the foreseeable future. For information on the risks and uncertainties inherent in the Series V dividend, see the Company’s Current Report on Form 8-K filed on January 31, 2023 disclosing certain risks and uncertainties and other information about the dividend including but not limited to the payment of the Series V dividend.

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

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further shareholder approval. For example, our Board approved the Series V in the first quarter of 2023. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, provide holders of the preferred anti-dilution protection, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Our Board has adopted a Code of Ethics applicable to all officers, directors and employees, which is available on our website (http://www.btcs.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

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

(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

2.1	Articles of Merger		8-K/A	3.1	7/31/15
2.2	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
3.1	Articles of Incorporation		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.1(d)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19
3.1(e)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21
3.1(f)	Certificate of Designation – Series V		8-K	3.1	1/31/23
3.2	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
3.2(a)	Amendment No. 1 to the Bylaws		8-K	3.1	4/12/22
4.1	Convertible Note dated as of September 18, 2019		8-K	4.1	9/19/19
4.2	Convertible Note dated as of November 7, 2019		8-K	4.1	11/7/19
4.3	Convertible Note dated as of April 17, 2020		8-K	4.1	4/20/20
4.4	Convertible Note dated as of December 16, 2020		8-K	4.1	12/16/20

4.5	Convertible Note dated as of January 15, 2021		8-K	4.1	1/22/21
4.6	2021 Equity Incentive Plan	(2)	DEF 14A	Annex A	4/25/22
4.6(a)	Amendment No. 1 to the BTCS Inc. 2021 Equity Incentive Plan	(2)	DEF 14A	Annex B	4/25/22
4.7	Description of Securities	(1)
10.1	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.1(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.2	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17
10.2(a)	Amendment to Employment Agreement – Michal Handerhan	(2)	10-K	10.16(a)	3/23/20
10.3	Offer Letter – Michael Prevoznik	(2)	10-K	10.4	3/11/22
10.4	Offer Letter – Manish Paranjape	(1) (2)
10.5	Equity Line Purchase Agreement dated as of May 13, 2019		8-K	10.1	5/16/19
10.6	Registration Rights Agreement dated as of May 13, 2019		8-K	10.2	5/16/19
10.7	Note Exchange Agreement dated as of September 18, 2019		8-K	10.1	9/19/19
10.8	Side Letter dated as of November 7, 2019		8-K	10.1	11/7/19
10.9	Side Letter with Cavalry Fund I LP dated April 17, 2020		8-K	10.1	4/20/20
10.10	Side Letter with Cavalry Fund I LP dated December 16, 2020		8-K	10.1	12/16/20
10.11	Form of Subscription Agreement –Series C-2 Convertible Preferred Stock		8-K	10.1	1/4/21
10.12	Series D Warrant dated as of January 15, 2021		8-K	10.1	1/22/21
10.13	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers, and the Placement Agent*		8-K	10.1	3/4/21
10.14	Placement Agent Agreement dated March 2, 2021 by and between the company and A.G.P./Alliance Global Partners		8-K	10.2	3/4/21
10.15	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers		8-K	10.3	3/4/21
21.1	List of Subsidiaries	(1)
23.1	Consent of RBSM LLP	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)

101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

(1)	Filed herein

(2)	Indicates a management contract or compensatory plan.

(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

BTCS INC.

Date:	March 31, 2023	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer	March 31, 2023
Charles W. Allen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Michael Prevoznik	Chief Financial Officer	March 31, 2023
Michael Prevoznik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michal Handerhan	Director	March 31, 2023
Michal Handerhan

/s/ Melanie Pump	Director	March 31, 2023
Melanie Pump

/s/ Carol Van Cleef	Director	March 31, 2023
Carol Van Cleef

/s/ Charlie Lee	Director	March 31, 2023
Charlie Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2022 and 2021 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 9 to the financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover all of its operating costs. The ability of the Company to ultimately continue as a going concern is dependent on executing business plan and ultimately to attain profitable operations. The Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months based on the cash flow forecasts provided by management. The cash used in operations in 2022 was approximately $800,000.

At December 31, 2022, the Company had approximately $1.8 million of liquid Digital Assets (i.e. non-staked) and $2.1 million of cash. During the year ended December 31, 2022, the Company sold a total of 2,172,336 shares of Common Stock under the ATM Agreement for aggregate total net proceeds of approximately $11,126,331. The Company’s cash position and liquid Digital Assets are sufficient to support its daily operations over the next twelve months. Accordingly, the Company has determined that these factors alleviate the doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management may to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s business objective for at least one year from the financial statement issuance date. However, the Company has concluded that these plans alleviate the doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

●	We assessed whether the Company’s determination that their alleviation of doubt about its ability to continue as a going concern was adequately disclosed.
●	We reviewed and evaluated management’s plans including cash flow projections for alleviating the doubt about going concern.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.
Las Vegas, Nevada
March 31, 2023

New York | Washington, DC | California | Nevada

China | India | Greece

Member of ANTEA International with offices worldwide

BTCS Inc.

Balance Sheets

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$2,146,783	$1,400,867
Crypto assets	982	3,117,360
Investments, at value (Cost $100,000)	100,000	-
Staked crypto assets	1,826,307	623,754
Prepaid expense	123,727	324,551
Total current assets	4,197,799	5,466,532

Other assets:
Property and equipment, net	11,152	9,783
Staked crypto assets	5,708,624	8,625,678
Total other assets	5,719,776	8,635,461

Total Assets	$9,917,575	$14,101,993

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$76,727	$138,716
Accrued compensation	295,935	7,334
Warrant liabilities	213,750	1,852,500
Total current liabilities	586,412	1,998,550

Stockholders’ equity:
Common stock, 97,500,000 shares authorized at $0.001 par value, 13,107,149 and 10,528,212 shares issued and outstanding at December 31, 2022 and 2021, respectively	13,108	10,529
Additional paid in capital	160,800,263	147,682,384
Accumulated deficit	(151,482,208)	(135,589,470)
Total stockholders’ equity	9,331,163	12,103,443

Total Liabilities and Stockholders’ Equity	$9,917,575	$14,101,993

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2022	2021

Revenues
Validator revenue (net of fees)	$1,692,454	$1,213,284
Total revenues	1,692,454	1,213,284

Cost of revenues
Validator expense	426,440	$268,346
Gross profit	1,266,014	944,938

Operating expenses:
General and administrative	$1,916,193	$1,590,707
Research and development	611,758	712,736
Compensation and related expenses	3,313,638	15,583,258
Marketing	78,171	180,290
Impairment loss on crypto assets	13,348,874	3,845,899
Realized gains on crypto asset transactions	(506,757)	(3,054,418)
Total operating expenses	18,761,877	18,858,472

Other income (expenses):
Interest expense	-	(186,740)
Amortization on debt discount	-	(1,868,059)
Change in fair value of warrant liabilities	1,638,750	3,918,750
Distributions to warrant holders	(35,625)	-
Total other income (expenses)	1,603,125	1,863,951

Net loss	$(15,892,738)	$(16,049,583)
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	(45,541)
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	(5,020,883)
Net loss attributable to common stockholders	$(15,892,738)	$(21,116,007)

Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(3.09)

Weighted average number of common shares outstanding, basic and diluted	12,732,914	6,840,665

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Series C-1 Convertible		Series C-2 Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	29,414	$29	-	$-	4,201,035	$4,201	$120,578,944	$(119,539,887)	$1,043,287
Common stock issued including equity commitment fee, net	-	-	-	-	321,738	322	3,013,683	-	3,014,005
Issuance of common stock, net of offering cost / At-the-market offering	-	-	-	-	466,791	467	2,831,685	-	2,832,152
Issuance of common stock and warrants for cash, net	-	-	-	-	950,000	950	8,864,050	-	8,865,000
Warrant liabilities value related to Issuance of common stock	-	-	-	-	-	-	(5,771,250)	-	(5,771,250)
Issuance of Series C-2 convertible preferred stock	-	-	1,100,000	1,100,000	-	-	-	-	1,100,000
Conversion of Series C-1 Convertible Preferred stock	(29,414)	(29)	-	-	19,609	20	9	-	-
Conversion of Series C-2 Convertible Preferred stock	-	-	(1,100,000)	(6,216,289)	4,011,766	4,012	6,212,277	-	-
Beneficial conversion features associated with convertible notes payable	-	-	-	-	-	-	1,000,000	-	1,000,000
Beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	(129,412)	-	-	129,412	-	-
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	-	-	-	45,541	-	-	(45,541)	-	-
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	-	-	-	5,020,883	-	-	(5,020,883)	-	-
Fractional shares adjusted for reverse split			-	-	14,477	15	(15)	-	-
Warrant exercise	-	-	-	-	200,000	200	399,800	-	400,000
Stock-based compensation	-	-	-	-	342,796	342	15,490,213	-	15,490,555
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	-	-	179,277	-	-	-	-	179,277
Net loss	-	-	-	-	-	-	-	(16,049,583)	(16,049,583)
Balance December 31, 2021	-	$-	-	$-	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	2,172,336	2,172	11,124,159	-	11,126,331
Stock-based compensation	406,601	407	2,624,863	-	2,625,270
Dividend distributions	-	-	(631,143)	-	(631,143)
Net loss	-	-	-	(15,892,738)	(15,892,738)
Balance December 31, 2022	13,107,149	$13,108	$160,800,263	$(151,482,208)	$9,331,163

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2022	2021

Net Cash flows used from operating activities:
Net loss	$(15,892,738)	$(16,049,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,039	939
Amortization on debt discount	-	1,868,059
Stock-based compensation	2,625,270	15,490,555
Stock-based compensation in connection with issuance of Series C-2 convertible preferred stock	-	179,277
Validator revenue	(1,692,454)	(1,213,284)
Blockchain network fees (non-cash)	1,321	-
Change in fair value of warrant liabilities	(1,638,750)	(3,918,750)
Purchase of non-productive crypto assets	-	(5,761,550)
Sale of non-productive crypto assets	2,547,325	4,274,491
Realized gain on crypto asset transactions	(506,757)	(3,054,418)
Impairment loss on crypto assets	13,348,874	3,845,899
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	200,824	(292,676)
Accounts payable and accrued expenses	(62,332)	112,428
Accrued compensation	288,601	(343,042)
Net cash used in operating activities	(776,777)	(4,861,655)

Net cash used in investing activities:
Purchase of productive crypto assets for validating	(9,453,024)	(9,462,279)
Sale of productive crypto assets	585,595	-
Purchase of investments	(100,000)	-
Purchase of property and equipment	(5,408)	(10,491)
Net cash used in investing activities	(8,972,837)	(9,472,770)

Net cash provided by financing activities:
Dividend distributions	(630,801)	-
Proceeds from exercise of warrants	-	400,000
Proceeds from issuance of Series C-2 convertible preferred stock	-	1,100,000
Net proceeds from issuance of convertible notes	-	1,000,000
Net proceeds from issuance of common stock and warrants for cash	-	8,865,000
Net proceeds from issuance of common stock	-	3,014,005
Net proceeds from issuance common stock/ At-the-market offering	11,126,331	2,832,152
Payment to convertible notes principle	-	(2,000,000)
Net cash provided by financing activities	10,495,530	15,211,157

Net increase in cash	745,916	876,732
Cash, beginning of period	1,400,867	524,135
Cash, end of period	$2,146,783	$1,400,867

Supplemental disclosure of non-cash financing and investing activities:
Deemed dividends related to amortization of beneficial conversion feature of Series C-2 convertible preferred stock	$-	$45,541
Deemed dividends related to recognition of downround adjustment to conversion amount for Series C-2 convertible preferred stock	$-	$5,020,883
Conversion of Series C-1 Preferred Stock	$-	$20
Conversion of Series C-2 Preferred Stock	$-	$6,216,289
Beneficial conversion feature of Series C-2 convertible preferred stock	$-	$129,412
Beneficial conversion features associated with convertible notes payable	$-	$1,000,000
Dividends payable	$-	$-

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business and Recent Developments

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (the “Company”) was incorporated in 2008 and is an early entrant in the crypto asset market with a primary focus on blockchain infrastructure and staking. The Company operates validator nodes on various DPoS and PoS-based blockchain networks and stakes the native crypto assets on those blockchains to earn rewards. The Company’s recently launched StakeSeeker, a comprehensive crypto dashboard and education center designed to empower users to better understand and grow their crypto holdings with innovative portfolio analytics and a non-custodial process to earn staking rewards through the direct participation in blockchain consensus algorithms. Staking-as-a-Service (“StaaS”) is a central component of BTCS’s strategy, allowing crypto asset holders to earn rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company-operated validator nodes. The Company believes that StaaS provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain networks’ consensus mechanisms, thereby promoting the growth and adoption of blockchain technology.

The Company’s business is subject to various risks and uncertainties, including risks associated with the evolving regulatory landscape for crypto assets, risks associated with the volatility of crypto asset prices, and risks associated with the development and adoption of blockchain technology. The Company’s future success is dependent on various factors, including the growth of the crypto asset market, the adoption of blockchain technology, and the Company’s ability to effectively operate and grow its blockchain infrastructure operations and StaaS business.

As of the date of the financial statements, the Company had recently launched its StakeSeeker platform, which is currently in beta. The Company plans to expand its PoS operations to secure other disruptive blockchain protocols that also allow for delegating and asset leveraging. The growth of both StakeSeeker’s user base as well as the number and size of staked cryptocurrencies by delegators to Company-run validator nodes are critical to the Company’s strategy and success.

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

Concentration of Cash

The Company maintains cash balances at four financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of December 31, 2022 and 2021, the Company had approximately $2.1 million and $1.4 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and 2021, the Company had approximately $1.7 million and $0.9 million in excess of the FDIC insured limit, respectively.

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

The Company has entered into network-based smart contracts by running its own crypto asset validator nodes (or “nodes”) as well as by staking crypto assets on nodes run by third-party operators (either directly or through crypto exchanges). Through these contracts, the Company provides cryptocurrency to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for staking the cryptocurrency and validating transactions on blockchain networks, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and is entitled to a fractional share of the fixed cryptocurrency award a third-party node operator receives (less crypto asset transaction fees payable to the node operator or exchanges, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is based on the proportion of cryptocurrency the Company staked to the node to the total cryptocurrency staked by delegators to the node.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives - the cryptocurrency award - is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency on the date of receipt. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

Crypto Assets Translations and Remeasurements

The Company accounts for its crypto assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles –Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Crypto assets held are included in the balance sheets as either current assets or other assets if they are staked and locked up for over one year. The Company’s crypto assets are initially recorded at fair value upon receipt (or “carrying value”). The fair value of crypto assets is determined using the U.S. dollar spot price of the related crypto asset. On a quarterly basis, crypto assets are measured at carrying value, net of any impairment losses incurred since receipt. The Company will record impairment losses as the fair value falls below the carrying value of the crypto assets at any time during the period, as determined using the lowest U.S. dollar spot price of the related crypto asset subsequent to its acquisition. The crypto assets can only be marked down when impaired and not marked up when their value increases.

Such impairment in the value of crypto assets is recorded as a component of costs and expenses in our Statements of Operations. The Company recorded impairment losses of approximately $13.3 million and $3.8 million related to crypto assets during the years ended December 31, 2022 and 2021, respectively

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately $0.5 million and $3.1 million during the years ended December 31, 2022 and 2021, respectively.

The presentation of purchases and sales of crypto assets on the Statement of Cash Flows is determined by the nature of the crypto assets, which can be characterized as productive (i.e. purchased for purposes of staking) or non-productive. The purchase of non-productive crypto assets and currencies are included as an operating activity, whereas the purchase of productive crypto assets and currencies are included as investing activities in accordance with ASC 230-10-20 Investing activities. Productive crypto assets that are staked with a lock-up period of less than 12 months are presented on the Balance Sheet as current assets. Staked crypto assets with remaining lock-up periods of greater than 12 months are presented as long-term other assets on the Balance Sheet.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Internally Developed Software

Internally developed software consists of the core technology of the Company’s Digital Asset Platform, which is being designed to allow users to track, monitor and analyze their aggregate cryptocurrency portfolio holdings by connecting their crypto exchanges and digital wallets as well as providing a non-custodial delegation process to earn staking rewards on crypto asset holdings. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

Dividends

On January 5, 2022, the Board of Directors (the “Board”) of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions are considered a return of capital as the distributions are in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations. Dividend distributions amounted to $631,000 and $0 during the years ended December 31, 2022 and 2021, respectively.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $78,000 and $180,000 for the year ended December 31, 2022 and 2021, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2022 and 2021 because their effect was anti-dilutive:

	As of December 31,
	2022	2021
Warrants to purchase common stock	912,500	962,794
Options	1,150,000	1,235,000
Non-vested restricted stock awards units	1,590,553	29,363
Total	3,653,053	2,227,157

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its financial statements and related disclosures.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Fair Value of Financial Assets and Liabilities

The Company measures certain assets and liabilities at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2022 and 2021:

	Fair value measured at December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$-	$-	$-	$-
Liabilities
Warrant Liabilities	$1,852,500	$-	$-	$1,852,500

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2022 and 2021, that are measured at fair value on a recurring basis:

	Fair value of Level 3 financial assets
	December 31,	December 31,
	2022	2021
Beginning balance	$-	$-
Purchases	100,000	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$-

	Fair value of Level 3 financial liabilities
	December 31,	December 31,
	2022	2021
Beginning balance	$1,852,500	$-
Warrant liabilities classification	-	5,771,250
Fair value adjustment of warrant liabilities	(1,638,750)	(3,918,750)
Ending balance	$213,750	$1,852,500

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of December 31, 2022, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of December 31, 2022, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022 and 2021, is as follows:

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2022	December 31, 2021
Risk-free rate of interest	3.99%	1.26%
Expected volatility	152.84%	162.53%
Expected life (in years)	3.18	4.18
Expected dividend yield	-	-

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

Note 5 - Stockholders’ Equity (Deficit)

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

At The Market Offering Agreement

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500 (the “Shares”). The Company will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company sold a total of 466,791 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $2,979,000 at an average selling price of $6.38 per share, resulting in net proceeds of approximately $2,832,000 after deducting commissions and other transaction costs.

During the year ended December 31, 2022, the Company sold a total of 2,172,336 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $11,487,000 at an average selling price of $5.29 per share, resulting in net proceeds of approximately $11,126,000 after deducting commissions and other transaction costs.

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

During the year ended December 31, 2022, the Company issued to one service provider a total of approximately 12,500 shares of restricted Common Stock, representing a total fair value of $59,000.

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

During the year ended December 31, 2022, the Company granted 50,000 stock options with a weighted average exercise price of $1.51 to non-executive employees.

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the year ended December 31, 2022 and 2021 for both the Black-Scholes formula and the Monte-Carlo simulation, applicable to 2021 options granted:

	Year Ended December 31,
	2022	2021
Exercise price	$1.51	$2.14
Term (years)	5.00	2.50-3.30
Expected stock price volatility	165.8%	185.9%
Risk-free rate of interest	2.77%	0.34%

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

A summary of options activity under the Company’s stock option plan for the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,235,000	$2.14	$1,488,000	4.0
Employee options granted	50,000	1.51	-	1.4
Employee options expired	(100,000)	1.90	-	-
Employee options forfeited	(35,000)	1.50	-	-
Outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Options vested and exercisable as of December 31, 2022	1,135,000	$2.16	$-	3.3

RSUs

On January 1, 2021, the Board of Directors of the Company approved 275,000 restricted stock unit grants under the Company’s 2021 Equity Incentive Plan to Messrs. David Garrity, a former director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company. Effective as of January 1, 2021, the Company and each recipient executed a Restricted Stock Agreement evidencing the stock grants. While stockholder approval (or ratification) of the grants was not required (under either the Restricted Stock Agreements or by the resolutions of the Board of Directors approving such grants), the Board of Directors voluntarily caused the Company to seek shareholder ratification of the grants to limit any potential exposure to breach of fiduciary duty claims. As a result, based on the guidance in ASC 718, the date the stockholders ratified the grants (March 31, 2021) is the deemed grant date solely with respect to GAAP for those restricted stock grants. The restricted stock units vest when the Company lists its Common Stock on a national securities exchange. As of December 31, 2021, all 275,000 restricted stock units vested with a total fair value of approximately $2.8 million. The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s Common Stock at the deemed grant date and was recorded on the September 14, 2021 vesting date when the listing occurred.

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

On December 1, 2021, the Company granted 29,363 restricted stock units to the Company’s current Chief Financial Officer. The restricted stock units are to vest over a five-year period as follows: 20% of the 29,363 restricted stock units are to vest on the one-year anniversary of the grant date, and the remaining 80% are to vest annually over the following four years with vesting occurring on December 31st of each respective year. The grant date fair value of restricted stock units was approximately $0.2 million. As of December 31, 2022, 5,873 of the restricted stock units vested with a total fair value of approximately $35,000.

On February 22, 2022, the Company granted 45,767 restricted stock units to the Company’s Chief Technology Officer. The restricted stock units are to vest over a five-year period as follows: 20% of the 45,767 restricted stock units are to vest on January 1, 2023, and the remaining 80% are to vest annually over the following four years with vesting occurring on December 31st of each respective year. The grant date fair value of restricted stock units was approximately $0.2 million.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Effective January 2, 2022, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

The Board of Directors of the Company ratified grants of RSUs to each independent director. David Garrity, Carol Van Cleef and Charles Lee were each granted 95,544 restricted stock units (the “Board Grants”). The Board Grants vest in four equal installments at the end of each calendar quarter in 2022. As of December 31, 2022, all 95,544 of the restricted stock units vested with a total fair value of approximately $0.3 million.

The Company’s executive officers were granted RSUs as part of a long-term incentive (“LTI”) plan, with vesting terms set for when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above four defined market capitalization thresholds of $100 million, $150 million, $200 million and $400 million. On December 9, 2022, upon recommendation of the Compensation Committee of the Board of Directors approved an amendment to the LTI plan, whereby the market capitalization threshold targets were lowered to $50 million, $100 million, $150 million, and $300 million, effective January 1, 2023.

Effective February 22, 2022, upon appointment of Manish Paranjape as Chief Technology Officer of the Company, Mr. Paranjape was also granted RSUs as part of the LTI plan, with consistent vesting terms set for when the Company’s market capitalization above the same four defined market capitalization thresholds.

The RSUs granted to each executive employee are as follows:

			Total RSUs	Market Cap Vesting Thresholds
Officer Name	Title	Grant Date	Granted	$ 50 million	$ 100 million	$ 150 million	$ 300 million
Charles Allen	Chief Executive Officer	1/2/2022	694,444	173,611	173,611	173,611	173,611
Michal Handerhan	Chief Operations Officer	1/2/2022	444,444	111,111	111,111	111,111	111,111
Michael Prevoznik	Chief Financial Officer	1/2/2022	222,224	55,556	55,556	55,556	55,556
Manish Paranjape	Chief Technology Officer	2/22/2022	160,184	40,046	40,046	40,046	40,046
			1,521,296	380,324	380,324	380,324	380,324

To the extent any market capitalization targets set forth above for Mr. Prevoznik and Mr. Paranjape are achieved, the RSUs will also be subject to the following five-year vesting schedule: 20% of the LTI RSUs which have met a market capitalization criteria will vest on the one-year anniversary of the grant date, and the remaining 80% of the LTI RSUs which have met a market capitalization criteria will vest annually on each subsequent calendar year-end date over the four years following the one year anniversary of the grant date.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

The Company estimates the fair value of market-based RSUs as of the grant date and expected derived term using a Monte Carlo simulation that incorporates pricing inputs covering the period from the grant date through the end of the derived service period.

The following weighted-average assumptions were used to estimate the fair value of options granted during the year ended December 31, 2022 and 2021 for the Monte-Carlo simulation:

	Year Ended December 31,
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

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s RSUs are expected to be outstanding. The expected term is based on the stipulated 5-year period from the grant date until the market-based criteria are achieved. If the market-based criteria are not achieved within the five-year period from the grant date, the RSUs will not vest and shall expire.

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

On October 1, 2022, the Company granted a total of 7,962 restricted stock units to Melanie Pump, a non-employee director of the Company, which vested on December 31, 2022 with a total fair value of approximately $12,000.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the year ended December 31, 2022 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	29,363	$5.96
Granted	1,670,569	3.28
Vested	(109,379)	2.29
Forfeited	-	-
Nonvested at December 31, 2022	1,590,553	$3.39

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Stock-based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2022	2021
Employee bonus stock awards	$894,027	$-
Employee stock option awards	97,142	11,932,409
Employee restricted stock unit awards	1,575,475	2,993,146
Non-employee restricted stock awards	225,207	352,640
Series C-2 Allocation	-	179,277
	$2,791,851	$15,457,472

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2022 and 2021:

Number of Warrants
Outstanding as of December 31, 2020	250,323
Issuance of Series C Warrants	200,000
Warrants exercise for cash	(200,000)
Issuance of Warrants pursuant to Registered Direct Offering	712,500
Fractional shares adjusted for reverse split	(29)
Outstanding as of December 31, 2021	962,794
Expiration of warrants	(50,294)
Outstanding as of December 31, 2022	912,500

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Executive Compensation

Employment Agreements

Charles W. Allen – Chief Executive Officer and Director

On June 22, 2017, we entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $245,000. Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Allen Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2022, Mr. Allen’s annual base salary was $393,702.

On June 24, 2022, as a part of its cost-cutting measures, Charles Allen agreed to forfeit $25,000 of his annual base salary for 2022. The forfeiture in 2022 does not alter or amend current employment agreements, or any calculations based on those agreements.

Michal Handerhan – Chief Operating Officer and Director

On June 22, 2017, we entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two (2) years, subject to renewal, in consideration for an annual salary of $190,000. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019 we amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Handerhan Employment Agreement remained unchanged including the Annual Increase.

On January 19, 2022, the Board of Directors approved a salary increase for Michael Handerhan effective January 1, 2022. For the year ended December 31, 2022 Mr. Handerhan’s annual base salary was $275,000.

On June 24, 2022, as a part of its cost-cutting measures, Michal Handerhan agreed to each forfeit $25,000 of his annual base salary for 2022. The forfeiture in 2022 does not alter or amend current employment agreements, or any calculations based on those agreements.

Michael Prevoznik – Chief Financial Officer

On December 1, 2021 we entered into an employment agreement with Michael Prevoznik (the “Prevoznik Employment Agreement”), whereby Mr. Prevoznik agreed to serve as our Chief Financial Officer in consideration for an annual salary of $175,000. Additionally, under the terms of the Prevoznik Employment Agreement, Mr. Prevoznik shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Prevoznik shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Prevoznik for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

On June 1, 2022, the Board of Directors approved a salary increase for Michael Prevoznik effective June 1, 2022. For the year ended December 31, 2022 Mr. Prevoznik’s annual base salary was $225,000.

On December 9, 2022, upon recommendation of the Compensation Committee of the Board of Directors approved a 4.5% inflationary increase in Mr. Prevoznik’s annual base salary, effective January 1, 2023.

Manish Paranjape – Chief Technology Officer

On February 22, 2022 we entered into an employment agreement with Manish Paranjape (the “Paranjape Employment Agreement”), whereby Mr. Paranjape agreed to serve as our Chief Technology Officer in consideration for an annual salary of $225,000. Additionally, under the terms of the Paranjape Employment Agreement, Mr. Paranjape shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors. Mr. Paranjape shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Paranjape for all reasonable expenses incurred in the course of his employment. The Company shall pay the Executive $500 per month to cover telephone and internet expenses. If the Company does not provide office space to the Executive the Company will pay the Executive an additional $500 per month to cover expenses in connection with their office space needs.

On December 9, 2022, upon recommendation of the Compensation Committee of the Board of Directors approved a 4.5% inflationary increase in Mr. Paranjape’s annual base salary, effective January 1, 2023.

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

Bonuses

On January 2, 2022, Charles Allen, the Company’s Chief Executive Officer, was awarded 173,611 fully-vested shares of Common Stock and Michal Handerhan, the Company’s Chief Operating Officer, was awarded 111,111 fully-vested shares of Common Stock granted under the 2021 Equity Incentive Plan (the “Plan”) as equity bonuses.

On May 12, 2022, the Compensation Committee of the Board of Directors of the Company approved a performance based Annual Cash Incentive Plan (“ACIP”) for the Company’s executives for fiscal year 2022 whereby if an executive meets their performance milestones, the executive will receive a bonus in amount up to 48% to 107% of the applicable executive’s base salary.

On December 9, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved an annual performance payout in the aggregate amount of $278,498, to be paid in stock and cash in the closing price of the Company’s common stock on January 1, 2023 as follows:

For the Year Ended
December 31, 2022
Charles Allen - CEO	104,987
Michal Handerhan - COO	82,500
Michael Prevoznik - CFO	45,000
Manish Paranjape - CTO	46,011
Total Performance Bonuses Earned	278,498

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Accrued Compensation

As of December 31, 2022 and 2021, the Company had accrued expenses consisting of the following:

	December 31, 2022	December 31, 2021
Compensation and related expenses	$295,935	$9,178
Accounts Payable	76,727	51,191
Other	-	1,860,177
	$372,662	$1,920,547

Accrued compensation and related expenses include approximately $284,000 and related to performance bonus accruals as of December 31, 2022 and 2021, respectively.

Note 8 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the years ended December 31, 2022 and 2021, the Company made contributions to the 401(k) Plan of $45,000 and $39,000, respectively.

Note 9 – Liquidity

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit at December 31, 2022, a net loss and net cash used in operating activities for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through the sale of common stock equity. As of December 31, 2022, the Company had approximately $2.1 million of unrestricted cash. However, historically the Company has experienced and may continue to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 10 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2022 and 2021.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021 are comprised of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Federal Net-operating loss carryforward	$2,776,943	$2,287,780
State Net-operating loss carryforward	360,818
Other (Non-Qualified Stock Options)	225,794	209,797
Total Deferred Tax Assets	3,363,555	2,497,578
Valuation allowance	(3,363,555)	(2,497,578)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $18.6 million which begins to expire in 2034. The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in tax years beginning after December 31, 2017 and future years.

Accordingly, the amount of NOLs that were generated in the tax year December 31, 2014 in the amount of $1,290,156 will expire after December 31, 2034. The amount of NOLs that were generated in the tax year December 31, 2015 in the amount of $1,545,343 will expire after December 31, 2035. The amount of NOLs that were generated in the tax year December 31, 2016 in the amount of $794,762 will expire after December 31, 2036. The amount of NOLs that were generated in the tax year December 31, 2017 in the amount of $1,084,564 will expire after December 31, 2037. The NOLs generated in the tax years December 31, 2018 and onwards in the amounts of $8,508,712 will have an indefinite life per current U.S. federal income tax legislation.

Prior to the February 5, 2014 merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required, and the NOL’s because of potential Change of Ownerships might be completely worthless.

Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2022 and 2021. The valuation allowance increased by approximately $0.9 million as of December 31, 2022.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2022	2021
Statutory Federal Income Tax Rate	(21.0)%	(21.0)%
State Taxes, Net of Federal Tax Benefit	(6.72)%	(6.5)%
Federal tax rate change	0.0%	0.0
Other	27.72%	27.5
Change in Valuation Allowance	(0.0)%	(0.0)%

Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2022 and 2021.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from December 31, 2022 to March 28, 2023, the Company sold a total of 295,306 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $520,000 at an average selling price of $1.76 per share, resulting in net proceeds of approximately $501,000 after deducting commissions and other transaction costs.

On December 9, 2022, upon recommendation of the Compensation Committee, the Board of Directors of BTCS Inc. approved, effective January 1, 2023, the amendment of unvested RSUs which are subject to monthly time-based vesting such that the time-based vesting conditions will be replaced with calendar year annual vesting, including any pro-rata adjustment which may be required to move from an annual basis to a calendar year annual basis. In addition, the Board of Directors approved the grant of 25,000 RSUs to Mr. Prevoznik and Mr. Paranjape each, which vest annually over a five-year period with the first vesting date being on the one-year anniversary of the execution date of the effective grant date, subject to continued employment on each applicable vesting date.

Effective January 19, 2023, The Board of Directors of the Company approved the issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter.

The Board also approved the following annual committee chair fees: $5,000 for the Audit Committee Chair, 5,000 for the Compensation Committee Chair, and $5,000 for the Governance and Nominating Committee (collectively, the “Committee Chair Fees”). The Committee Chair Fees are payable quarterly in four equal installments at the end of each calendar quarter. The annual Board fees remain unchanged at $25,000 per independent director, payable quarterly in four equal installments at the end of each calendar quarter.

On February 2, 2023, the Company announced that it had created a new Series V Convertible Preferred Stock with plans to distribute the Series V to each shareholder of record as of March 27, 2023 with a payment date of April 14, 2023. On March 23, 2023, the Company announced the delay of the key dates including record and payment dates of the Series V distribution, due to anticipated changes to the structure. The Company is actively working with relevant parties to ensure a smooth process of the distribution moving forward.

