Form 10-K/A
period 2022-12-31
BTCS Inc.
filed 2023-04-27
CIK 1436229

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

As of March 28, 2023, there were 13,766,321 shares of common stock, par value $0.001, issued and outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
587	RBSM LLP	Las Vegas, Nevada

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of BTCS Inc. (the “Company” or “BTCS”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

BTCS INC.

TABLE OF CONTENTS

FORM 10-K/A

Amendment No. 1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table represents our Board of Directors (“Board”):

Name	Age	Appointed
Charles Allen	47	February 5, 2014
Michal Handerhan	46	February 5, 2014
Charles Lee	46	April 1, 2021
Melanie Pump	46	October 1, 2022
Carol Van Cleef	67	April 1, 2021

Director Biographies

Charles W. Allen, has served as our Chief Executive Officer and as our Chairman of the Board since September 11, 2014. Mr. Allen also previously served as our Chief Financial Officer. Mr. Allen is responsible for our overall corporate strategy and direction. From October 10, 2017, Mr. Allen was also a director of Global Bit Ventures (“GBV”), and was the CEO of GBV beginning on January 12, 2018. GBV discontinued its operations in 2019. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. Mr. Allen has extensive experience in business strategy and structuring and executing a variety of investment banking and capital markets transactions, including financings, IPO’s and mergers and acquisitions. Prior to his work in the blockchain industry, he worked domestically and internationally on projects in technology, media, natural resources, logistics, medical services, and financial services. He has served as a Managing Director at numerous boutique investment banks focused on advising and raising capital for small and mid-size companies. Mr. Allen received a B.S. in Mechanical Engineering from Lehigh University and a M.B.A. from the Mason School of Business at the College of William & Mary.

Mr. Allen was selected to be on the Board because of his background and leadership experiences in the cryptocurrency industry qualify him to serve on the Board.

Michal Handerhan, has served as our Chief Operating Officer since February 5, 2014 and was appointed as our Secretary on March 11, 2014. Mr. Handerhan served as our Chairman of the Board from February 5, 2014 to September 11, 2014 and was a co-founder of BitcoinShop.us LLC. Mr. Handerhan supports both our business and development strategy across the management team. Since January 12, 2018 until it discontinued operations, Mr. Handerhan was the Corporate Secretary and a director of GBV. From February 2011 through February 2014, Mr. Handerhan served as an independent IT and web services consultant to the National Aeronautics and Space Administration (“NASA”). From October 2005 until February 2014, Mr. Handerhan was the President and Chief Executive Officer of Meesha Media Group, LLC which provided high-definition video production services, Web 2.0 development, database management, and social media solutions. From March 2002 through October 2006, Mr. Handerhan served as a team leader for NASA in their Peer Review Services group. Prior to working at NASA’s Peer Review Services group Mr. Handerhan served as the web developer for Folio Investments. Mr. Handerhan received a B.S. in Computer Science from Czech Technical University.

Mr. Handerhan was selected to be on the Board because of his extensive experience in technology.

Charles Lee, has served as an independent Director since April 1, 2021. Mr. Lee is the creator of Litecoin and a Director of the Litecoin Foundation. Mr. Lee attended The Massachusetts Institute of Technology where he graduated in 2000 with a Bachelors and Masters degree in Electrical Engineering and Computer Science. Prior to creating Litecoin, Mr. Lee was a Software Engineer at Google. In 2011, Mr. Lee created Litecoin in an effort to improve upon Bitcoin’s high fees, slower transaction times, and scalability issues. Mr. Lee went on to work for Coinbase where he became Director of Engineering before leaving the company in 2017 to focus on supporting the development of Litecoin full time.

Mr. Lee was selected to be on the Board because of his experience in the blockchain industry.

Melanie Pump, has served as an independent Director since October 1, 2022. Since March 2022, Ms. Pump has been the Chief Financial Officer of Polymath Research Inc., a software development company. From August 2021 until June 2022, Ms. Pump was the Chief Financial Officer of Brane Inc., a software development company. From September 2020 until August 2021, Ms. Pump was the Chief Financial Officer of Codix Management Inc., a management support company. From April 2018 until June 2020, Ms. Pump was the Chief Financial Officer of Incognito Software Systems, Inc, a software solutions company. From October 2016 until April 2018, Ms. Pump was the Director of Finance at Teldon Media Group Inc., a commercial printing company. Ms. Pump serves on the board of directors of Mobio Technologies Inc. Ms. Pump is a Chartered Professional Accountant licensed in British Columbia, Canada.

Ms. Pump was selected to be on the Board because of her financial reporting experience.

Carol Van Cleef, has served as an independent Director since April 1, 2021. Ms. Van Cleef has over 40 years’ experience as a lawyer and consultant in the financial services industry, including more than 20 years as a partner in several AML 100 law firms. Ms. Van Cleef counsels a wide range of clients on blockchain, fintech and related compliance issues, with an expertise in federal and state banking and money transmitter regulation, anti-money laundering and sanctions compliance and other payments related issues. Ms. Van Cleef joined W Legal in February 2023 as a Partner and leads W Legal’s Blockchain and Digital Assets Practice. In 2018, Ms. Van Cleef founded the Luminous Group, a blockchain focused business advisory, risk management and compliance consulting firm where she is the CEO. Ms. Van Cleef also founded Comptegrity, Inc., a compliance consulting and training company in 2012, and has served in a nonlegal advisory role for a number of early stage companies including BTCS from 2014 to 2015, as well as Gatenox, Securrency, XMode Social and Openbucks. Ms. Van Cleef is a past president of Women in Housing and Finance and founding member of the Association of Women in Crypto. Ms. Van Cleef is a member of the board of directors of Polymath Research Inc. since March 2023 and a member of the board of directors of Bryllant Inc. since July 2022. She is a member of the board of directors of the not for profit, Travel Rule Information Sharing Alliance (TRISA), and participates in a number of trade related groups including Digital Assets Advisory Committee at Washington College of Law, American University. Ms. Van Cleef is a graduate of Georgetown University, School of Foreign Service (B.S.F.S) and received a Juris Doctor from the Washington College of Law, American University.

Ms. Van Cleef was selected to be on the Board because of her experience in the blockchain industry.

Executive Officers

Name	Age	Position	Appointed
Charles Allen	47	Chief Executive Officer	February 5, 2014
Michal Handerhan	46	Chief Operating Officer and Corporate Secretary	February 5, 2014
Michael Prevoznik	33	Chief Financial Officer	December 1, 2021
Manish Paranjape	50	Chief Technology Officer	February 22, 2022

See above for the biographies of Charles Allen and Michael Handerhan.

Michael Prevoznik, has been the Company’s Chief Financial Officer since December 2021. Prior to that, Mr. Prevoznik worked for PricewaterhouseCoopers LLP for over nine years specializing in investment company audits for leading asset managers in the financial services industry. Mr. Prevoznik is a Certified Public Accountant licensed in the state of Pennsylvania. Mr. Prevoznik received a B.S. in Business Administration as well as a Master of Accountancy from the Grossman School of Business at the University of Vermont.

Manish Paranjape, has been the Company’s Chief Technology Officer since February 2022. From January 2019 until February 2022, Mr. Paranjape was the Vice President of Technology and Research at Corra, a global digital agency. Prior to that, beginning in July 2013, Mr. Paranjape was the Director of Technology (U.S.) at Corra.

Family Relationships

There are no family relationships between any of the executive officers and directors.

CORPORATE GOVERNANCE

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of BTCS and its stockholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of BTCS. The Board is not, however, involved in the operating details on a day-to-day basis. Our Bylaws require that each director is elected and holds office until his or her successor is elected.

Board Committees and Charters

The Board and its committees meet and act by written consent from time to time as appropriate. The Board has formed the following standing committees: (i) the Audit Committee, (ii) the Compensation Committee, (iii) Nominating and Corporate Governance Committee (the “Nominating Committee”), and (iv) the Digital Asset Regulatory Committee (the “Regulatory Committee”). These committees regularly report on their activities and actions to the Board.

Each of our Audit, Compensation, and the Nominating Committees has a written charter. Each of these committee charters is available through the “Investors” section on our website, which can be found at https://www.btcs.com/governance. The information on, or that can be accessed through, our website is not incorporated into this Proxy Statement.

The following table identifies the independent and non-independent current Board and Committee members.

Name	Independent	Audit	Compensation	Nominating and Corporate Governance

Charles Allen
Michal Handerhan
Charles Lee	×	×	×	×
Melanie Pump	×	Chair	Chair	×
Carol Van Cleef	×	×	×	Chair
Number of Meetings		4	2	1

There were 8 Board meetings held in fiscal 2022. All of the directors then serving on the Board attended over 75% of the applicable Board and Committee meetings held in fiscal 2022. The Company does not have a policy regarding Board members attending annual meetings.

Director Independence

Our Board has determined that Charles Lee, Melanie Pump and Carol Van Cleef are independent in accordance with standards under the rules of The NASDAQ Stock Market LLC (“Nasdaq”). Our Board determined that as a result of being employed as an executive officer, Charles Allen and Michal Handerhan were not independent under the listing standards of Nasdaq.

Our Board has also determined that Charles Lee, Melanie Pump and Carol Van Cleef are independent under the listing standards of Nasdaq for Audit Committee members and Compensation Committee members.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and financial reporting and disclosure processes and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm, and reviews the Company’s annual and quarterly financial statements and related disclosure with our independent registered public accounting firm and management. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and compliance with the Sarbanes-Oxley Act of 2002.

In addition, the Audit Committee annually (i) reviews the Company’s financial reporting practices, critical accounting policies, and estimates; (ii) reviews significant financial risks and exposures and assesses the steps management has taken to monitor such risks and exposures; (iii) reviews issues regarding the Company’s accounting principles, including any significant changes in the Company’s selection or application of accounting principles, and the Company’s financial statement presentation; (iv) reviews issues as to the adequacy of the Company’s internal controls and compliance with applicable laws and regulations; and (v) reviews management’s attitude toward, and effectiveness in establishing, internal controls, and the efficiency of the process used to establish, monitor, and evaluate internal control systems.

The Board has determined that Melanie Pump is qualified as an Audit Committee Financial Expert, as that term is defined by Item 407(d)(5)(ii) of Regulation S-K and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering our equity compensation plans.

The Compensation Committee may delegate any or all of its duties or responsibilities to a subcommittee, to the extent consistent with the Company’s Bylaws, applicable laws and the listing standards of Nasdaq.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establish procedures for the nomination process including procedures and the oversight of the evaluations of the Board and management. The Nominating Committee is committed to a policy of inclusiveness and seeks members with diverse backgrounds, an understanding of our business and a reputation for integrity. The Nominating Committee also monitors and enforces the Company’s related party transaction policy.

The Nominating Committee recommended that the Board nominate each of the incumbent directors for election at the Annual Meeting.

Regulatory Committee

In January 2022, the Board formed a Regulatory Committee which is comprised of two members: Carol Van Cleef and Charles Allen. The Regulatory Committee is responsible for assisting the Board in its oversight of matters relating to regulatory compliance.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members, as well as a particular nominee’s contribution to that mix. Although there are many other factors, the Board seeks individuals with experience in the virtual currency industry, accounting experience, and legal experience with respect to the virtual currency industry.

In accordance with Nasdaq’s Board Diversity Rule, the Company has posted its Board Diversity Matrix on its corporate website. Investors may review the Board Diversity Matrix at https://www.btcs.com/governance/#board_diversity_matrix.

The Company meets the Nasdaq Board Diversity Rule because Melanie Pump and Carol Van Cleef are females and Charles Lee is Asian.

Board Leadership Structure and Role of Board in Risk Oversight

Our Board has determined that its current structure, with combined Chairman and Chief Executive Officer roles, is in the best interests of BTCS and its stockholders at this time. Several factors support the leadership structure chosen by the Board, including, among others:

●	The Chief Executive Officer is intimately involved in the day-to-day operations of BTCS and is best positioned to elevate the most critical business issues for consideration by the Board.

●	The Board believes that having the Chief Executive Officer serve in both capacities allows him to more effectively execute BTCS’ strategic initiatives and business plans and confront its challenges. A combined Chairman and Chief Executive Officer structure provides us with decisive and effective leadership with clearer accountability to our stockholders.

Our risk management function is overseen by our Board. Our management keeps the Board apprised of material risks and provides directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Charles Allen, as our Chief Executive Officer and Chairman of the Board, works closely together with the Board and its independent directors, on how to best address identified risks. If the identified risk poses an actual or potential conflict with management, our independent director may conduct the assessment. Presently, the primary risks affecting us are: (i) the regulatory environment in which we operate, (ii) our ability to execute on our business model, (iii) the price of our digital assets decreasing, and (iii) the security of our digital assets (including cybersecurity). Management spends a significant amount of time analyzing potential strategies and any opportunities which may limit our exposure to a material decrease in the price of our digital assets. Management reports their findings to the Board on a quarterly basis.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests a copy of our Code of Ethics in writing by contacting BTCS Inc., 9466 Georgia Avenue, No. 124, Silver Spring, Maryland 20910, Attention: Corporate Secretary.

Hedging

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at BTCS Inc., 9466 Georgia Avenue, No. 124, Silver Spring, Maryland 20910, Attention: Corporate Secretary. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2022, and our two most highly compensated executive officers other than the Chief Executive Officer whose total compensation exceeded $100,000. We refer to these persons as the “Named Executive Officers.”

2022 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(1)(2)(3)	Option Awards ($)(f)(1)	All Other Compensation ($)(i)(3)	Total ($)(j)

Charles Allen	2022	368,702	-	2,337,367	-	38,055	2,744,124
Chief Executive Officer	2021	376,749	-	2,060,000	7,345,447	169,068	9,951,264

Michal Handerhan	2022	250,000	10,000	1,501,223	-	33,176	1,794,399
Chief Operations Officer	2021	224,675	-	515,000	3,427,875	86,995	4,254,545

Michael Prevoznik	2022	204,167	-	584,922	-	32,500	821,589
Chief Financial Officer (4)	2021	14,584	-	175,000	-	1,000	190,584

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the Named Executive Officers, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the Named Executive Officers.

(2)	The stock awards (for 2022) relate to: (i) 340,258 restricted stock shares and 694,444 restricted stock units related to the Company’s Long Incentive Plan issued to Mr. Allen, (ii) 226,191 restricted stock shares and 444,444 restricted stock units related to the Company’s Long Incentive Plan issued to Mr. Handerhan, and (iii) 71,429 restricted stock shares and 222,224 restricted stock units related to the Company’s Long Incentive Plan issued to Mr. Prevoznik.

(3)	All Other Compensation (for 2022) includes for,

a.	Mr. Allen relates to: (i) $20,500 of discretionary matching of employee contributions to the Company sponsored 401(k) plan made by the Company in 2022 related to 2021 contributions, and (ii) insurance premiums paid by the Company on the employee’s behalf.

b.	Mr. Handerhan relates to: (i) $20,500 of discretionary matching of employee contributions to the Company sponsored 401(k) plan made by the Company in 2022 related to 2021 contributions, and (ii) insurance premiums paid by the Company on the employee’s behalf.

c.	Mr. Prevoznik relates to: $20,500 of discretionary matching of employee contributions to the Company sponsored 401(k) plan made by the Company in 2022 related to 2021 contributions.

d.	$1,000 per month for each Named Executive Officer in connection with office space, telephone and internet expense allowances.

(4)	Michael Prevoznik was appointed as the Company’s Chief Financial Officer effective as of December 1, 2021.

Employment Arrangements with Named Executive Officers

Charles Allen

On June 22, 2017, the Company entered into an employment agreement with Charles Allen (the “Allen Employment Agreement”), whereby Mr. Allen agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of two years, subject to renewal, in consideration for an annual base salary of $245,000, which shall be increased annually by 4.5% (an “Annual Increase”). Additionally, under the terms of the Allen Employment Agreement, Mr. Allen shall be eligible for an annual bonus if we meet certain criteria, as established by the Board. Mr. Allen shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Allen for all reasonable expenses incurred in the course of his employment. The Company shall pay Mr. Allen $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Allen the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019, the Company amended the Allen Employment Agreement whereby the annual base salary was increased to $345,000 per year effective January 1, 2019, all other terms of the Allen Employment Agreement remained unchanged including the Annual Increase. As a result of the Annual Increase to combat inflation Mr. Allen’s annual base salary should have been $393,702 for 2022; however, on June 24, 2022, as a part of the Company’s cost-cutting measures, Mr. Allen agreed to voluntarily forfeit $25,000 of his annual base salary for 2022, this reduction did not alter or amend the Allen Employment Agreement, or any calculations based on such agreement. Mr. Allen’s base salary for 2023 is $411,419 after giving effect to the Annual Increase.

Michal Handerhan

On June 22, 2017, the Company entered into an employment agreement with Michal Handerhan (the “Handerhan Employment Agreement”), whereby Mr. Handerhan agreed to serve as our Chief Operating Officer and Secretary for a period of two years, subject to renewal, in consideration for an annual base salary of $190,000, which shall be increased by the Annual Increase. Additionally, under the terms of the Handerhan Employment Agreement, Mr. Handerhan shall be eligible for an annual bonus if we meet certain criteria, as established by the Board. Mr. Handerhan shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Handerhan for all reasonable expenses incurred in the course of his employment. The Company shall pay Mr. Handerhan $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Handerhan the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs.

On February 6, 2019, the Company amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019, all other terms of the Handerhan Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2020, Mr. Handerhan’s annual base salary was $224,675.

On January 19, 2022, the Board approved a salary increase for Michael Handerhan effective January 1, 2022, all other terms of the Handerhan Employment Agreement remained unchanged including the Annual Increase. As a result of the increase Mr. Handerhan’s annual base salary should have been $275,000, for 2022; however, on June 24, 2022, as a part of the Company’s cost-cutting measures, Mr. Handerhan agreed to voluntarily forfeit $25,000 of his annual base salary for 2022, this reduction did not alter or amend the Handerhan Employment Agreement, or any calculations based on such agreement. Mr. Handerhan’s base salary for 2023 is $287,375 after giving effect to the Annual Increase.

Michael Prevoznik

On November 30, 2021, the Company (under an offer letter) agreed to pay Mr. Prevoznik a salary of $175,000 per year. Additionally, Mr. Prevoznik will be eligible for a performance bonus in an amount and with milestones to be determined by the Board and the Compensation Committee with the target bonus being one half to two times his then base salary. Mr. Prevoznik shall be entitled to participate in all benefits plans we provide to our senior executives. We shall reimburse Mr. Prevoznik for all reasonable expenses incurred in the course of his employment. The Company shall pay Mr. Prevoznik $500 per month to cover telephone and internet expenses. If the Company does not provide office space to Mr. Prevoznik the Company will pay him an additional $500 per month to cover expenses in connection with their office space needs. Additionally, the Company granted Mr. Prevoznik 29,363 RSUs. These RSUs were to vest (or have vested) as follows: (i) one fifth on December 1, 2022 and (ii) the remaining in 48 equal monthly increments, with each vesting tranche being subject to continued employment on such applicable vesting date. In December 2022, the Board amended the unvested RSUs to make the RSUs vest annually on a calendar year basis.

On June 1, 2022, the Board increased Mr. Prevoznik’s annual base salary to $225,000. Additionally, on December 9, 2022, the Board approved applying the Annual Increase to Mr. Prevoznik’s annual base salary for 2023. Mr. Prevoznik’s base salary for 2023 is $235,125 after giving effect to the Annual Increase.

Annual Performance Payout

On December 9, 2022, the Board approved a management annual performance payout plan in the aggregate of approximately $278,500 of which $30,000 was paid in cash and the remaining was paid in stock. Our Named Executive Officers received the following:

●	Mr. Allen was issued 166,647 shares of common stock and no cash
●	Mr. Handerhan was issued 115,080 shares of common stock (with 24,857 shares withheld to pay tax withholding obligation) and $10,000 of cash
●	Mr. Prevoznik was issued 71,429 shares of common stock (with 16,571 shares withheld to pay tax withholding obligation) and $10,000 of cash

Additionally, Mr. Prevoznik was granted 25,000 RSUs which vest annually over a five-year period, subject to continued employment on each applicable vesting date.

In 2022, the Company’s executive officers were granted RSUs as part of a long-term incentive (“LTI”) plan, with vesting terms set for when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above four defined market capitalization thresholds of $100 million, $150 million, $200 million and $400 million. On December 9, 2022, upon recommendation of the Compensation Committee of the Board approved an amendment to the LTI plan, whereby the market capitalization threshold targets were lowered to $50 million, $100 million, $150 million, and $300 million, effective January 1, 2023.

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

To the extent any market capitalization targets set forth above for Mr. Prevoznik are achieved, the RSUs will also be subject to the following five-year vesting schedule: 20% of the LTI RSUs which have met a market capitalization criteria will vest on the one-year anniversary of the grant date, and the remaining 80% of the LTI RSUs which have met a market capitalization criteria will vest annually on each subsequent calendar year-end date over the four years following the one year anniversary of the grant date.

Termination Provisions

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

A “change of control” for purposes of the Employment Agreements means any of the following: (i) the sale or partial sale of the Company to an un-affiliated person or entity or group of un-affiliated persons or entities pursuant to which such party or parties acquire shares of capital stock of the Company representing at least 25% of the fully diluted capital stock (including warrants, convertible notes, and preferred stock on an as converted basis) of the Company; (ii) the sale of the Company to an un-affiliated person or entity or group of such persons or entities pursuant to which such party or parties acquire all or substantially all of the Company’s assets determined on a consolidated basis, or (iii) Incumbent Directors (Mr. Allen and Mr. Handerhan) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board. Neither Executive resigned from the Company for good reason in connection with (iii) above being triggered in 2021. Additionally, no equity held by them vested as a result.

Additionally, we have entered into an indemnification agreement with each executive officer.

Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. In fiscal 2022, the Company made contributions to the 401(k) Plan of $45,000.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

●	Our base pay programs consisting of competitive salary rates provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks; and
●	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient.

DIRECTOR COMPENSATION

In 2022, non-employee members of our Board were compensated for as follows:

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)(2)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(j)

David Garrity (3)	29,417	100,002	-	-	-	-	129,419

Carol Van Cleef	40,000	100,002	-	-	-	-	140,002

Charlie Lee	25,000	100,002	-	-	-	-	125,002

Melanie Pump (3)	8,750	11,943	-	-	-	-	20,693

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regard to forfeitures granted to the independent members of our Board during 2022, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.

(2)	The stock awards relate to: (i) 31,848 restricted stock units issued to Mr. Garrity, (ii) 31,848 restricted stock units issued to Ms. Van Cleef, (iii) 31,848 restricted stock units issued to Mr. Lee, and (iv) 7,962 restricted stock units issued to Ms. Pump.

(3)	Mr. Garrity resigned and Ms. Pump was appointed in fiscal 2022.

On June 24, 2022, as a part of its cost-cutting measures, the Board approved a reduction on all director fees for 2022 from $50,000 to $25,000 and reduced the Audit, Compensation and Nominating and Corporate Governance committee chair fees for 2022 to $5,000.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock (including restricted stock units) that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2022:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Charles Allen	750,000	—	—	1.90	3/31/2026	—	—	694,444	437,500
Michal Handerhan	350,000	—	—	1.90	3/31/2026	—	—	444,444	280,000
Michael Prevoznik	—	—	—	—	—	23,490	14,799	222,224	140,001

(1)	RSUs awarded to Mr. Prevoznik shall vest as follows: (i) one fifth on December 1, 2022, and (ii) the remaining in four equal annual installments beginning on December 31, 2023. Previously, the RSUs were to vest monthly, with each vesting tranche being subject to continued employment on such applicable vesting date.
(2)	Unearned shares relate to restricted stock units related to the Company’s Long Incentive Plan.

In 2023, the Board approved an amendment to all outstanding Stock Option Agreements to allow for cashless exercise of Options in accordance with the Plan.

Equity Compensation Plan Information

The following table discloses, as of December 31, 2022, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities to be issued upon vesting of RSUs (c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (d)
Equity compensation plans approved by security holders	1,150,000	2.12	1,581,399	3,562,847
Equity compensation plans not approved by security holders	-	-	-	-
Total	1,150,000	2.12	1,581,399	3,562,847

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of April 24, 2023 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o BTCS Inc., 9466 Georgia Avenue, No. 124, Silver Spring, Maryland 20910.

Title of Class (1)	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Directors and Named Executive Officers:

Common Stock	Charles Allen (2)	4,152,077	28.5%
Common Stock	Michal Handerhan (3)	1, 604,276	11.3%
Common Stock	Michael Prevoznik (4)	60,731	*

Common Stock	Melanie Pump (5)	17,154	*
Common Stock	Charles Lee (6)	55,540	*
Common Stock	Carol Van Cleef (7)	64,636	*

Common Stock	All directors and officers as a group (7 persons) (8)	6,007,916	40.2%

* Less than 1%.

(1)	Applicable percentages are based on 13,810,426 shares outstanding as of April 24, 2023, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, BTCS believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only vested options, and warrants or options and warrants that have or will vest and become exercisable within 60 days.
(2)	Allen. Mr. Allen is a director and executive officer. Includes 750,000 vested stock options.
(3)	Handerhan. Mr. Handerhan is a director and executive officer. Includes 350,000 vested stock options.
(4)	Prevoznik. Mr. Prevoznik is an executive officer.
(5)	Pump. Ms. Pump is a director.
(6)	Lee. Mr. Lee is a director. Includes 7,000 vested stock options.
(7)	Van Cleef. Ms. Van Cleef is a director. Includes 7,000 vested stock options.
(8)	All directors and officers as a group. Includes securities held by executive officers who are not Named Executive Officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below is a brief description of the transactions since January 1, 2021 in excess of $120,000 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this 10-K/A, as applicable.

On January 6, 2021, BTCS received $1,100,000 in funds from Messrs. David Garrity, a former director, and Charles Allen and Michal Handerhan, executive officers and directors of the Company pursuant to the subscription agreements entered into with them on January 1, 2021 and issued to them 1,100,000 shares of the Company’s Series C-2 Preferred Stock. On September 14, 2021, the Series C-2 Preferred Stock automatically converted into 4,011,766 shares of common stock upon the Company’s common stock being listed on Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Board may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us in the past two fiscal years.

Fees incurred by BTCS for the Services Provided by RBSM LLP, our Principal Accountants

The following table sets forth the aggregate fees paid for or accrued by BTCS for audit and other services provided by RBSM LLP for the years ended December 31, 2022 and 2021:

	2022 ($)	2021 ($)
Audit Fees (1)	87,500	73,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	87,500	73,500

(1)	Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements and registration statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	Filing Date

2.1	Articles of Merger		8-K/A	3.1	7/31/15
2.2	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
3.1	Articles of Incorporation		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.1(d)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19
3.1(e)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21
3.1(f)	Certificate of Designation – Series V		8-K	3.1	1/31/23
3.2	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
3.2(a)	Amendment No. 1 to the Bylaws		8-K	3.1	4/12/22
4.1	Convertible Note dated as of September 18, 2019		8-K	4.1	9/19/19
4.2	Convertible Note dated as of November 7, 2019		8-K	4.1	11/7/19
4.3	Convertible Note dated as of April 17, 2020		8-K	4.1	4/20/20
4.4	Convertible Note dated as of December 16, 2020		8-K	4.1	12/16/20
4.5	Convertible Note dated as of January 15, 2021		8-K	4.1	1/22/21
4.6	2021 Equity Incentive Plan	(2)	DEF 14A	Annex A	4/25/22
4.6(a)	Amendment No. 1 to the BTCS Inc. 2021 Equity Incentive Plan	(2)	DEF 14A	Annex B	4/25/22
4.7	Description of Securities	(1) ^
10.1	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.1(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.2	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17
10.2(a)	Amendment to Employment Agreement – Michal Handerhan	(2)	10-K	10.16(a)	3/23/20
10.3	Offer Letter – Michael Prevoznik	(2)	10-K	10.4	3/11/22
10.4	Offer Letter – Manish Paranjape	(1) (2) ^
10.5	Equity Line Purchase Agreement dated as of May 13, 2019		8-K	10.1	5/16/19
10.6	Registration Rights Agreement dated as of May 13, 2019		8-K	10.2	5/16/19
10.7	Note Exchange Agreement dated as of September 18, 2019		8-K	10.1	9/19/19

10.8	Side Letter dated as of November 7, 2019		8-K	10.1	11/7/19
10.9	Side Letter with Cavalry Fund I LP dated April 17, 2020		8-K	10.1	4/20/20
10.10	Side Letter with Cavalry Fund I LP dated December 16, 2020		8-K	10.1	12/16/20
10.11	Form of Subscription Agreement –Series C-2 Convertible Preferred Stock		8-K	10.1	1/4/21
10.12	Series D Warrant dated as of January 15, 2021		8-K	10.1	1/22/21
10.13	Form of Securities Purchase Agreement, dated March 2, 2021, by and between the Company, the Purchasers, and the Placement Agent*		8-K	10.1	3/4/21
10.14	Placement Agent Agreement dated March 2, 2021 by and between the company and A.G.P./Alliance Global Partners		8-K	10.2	3/4/21
10.15	Common Stock Purchase Warrant dated March 2, 2021, by and between the Company and the Purchasers		8-K	10.3	3/4/21
21.1	List of Subsidiaries	(1)^
23.1	Consent of RBSM LLP	(1)^
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3) ^

101.INS	Inline XBRL Instance Document	(1)^
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)^
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)^

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

(1)	Filed herein

(2)	Indicates a management contract or compensatory plan.

(3)	Furnished herein.

^	Previously filed with our 2022 Form 10-K, originally filed with the SEC on March 31, 2023, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2023.

BTCS INC.

Date:	April 27, 2023	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer (Principal Executive Officer)

