Form 10-Q
period 2023-03-31
BTCS Inc.
filed 2023-05-12
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, there were 13,830,303 shares of common stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	1,443,058	$2,146,783
Crypto assets/currencies	1,066	982
Investments, at value (Cost $100,000)	100,000	100,000
Staked crypto assets/currencies	7,854,755	1,826,307
Prepaid expense	93,449	123,727
Total current assets	9,492,328	4,197,799

Other assets:
Property and equipment, net	9,999	11,152
Staked crypto assets/currencies - long term	-	5,708,624
Total other assets	9,999	5,719,776

Total Assets	$9,502,327	$9,917,575

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$41,954	$76,727
Accrued compensation	3,429	295,935
Warrant liabilities	498,750	213,750
Total current liabilities	544,133	586,412

Stockholders’ equity:
Common stock, 97,500,000 shares authorized at $0.001 par value, 13,799,745 and 13,107,149 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	13,800	13,108
Additional paid in capital	161,839,971	160,800,263
Accumulated deficit	(152,895,577)	(151,482,208)
Total stockholders’ equity	8,958,194	9,331,163

Total Liabilities and Stockholders’ Equity	$9,502,327	$9,917,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues
Validator revenue (net of fees)	$311,508	$563,015
Total revenues	311,508	563,015

Cost of revenues
Validator expense	82,014	137,869
Gross profit	229,494	425,146

Operating expenses:
General and administrative	$609,829	$650,289
Research and development	201,625	136,718
Compensation and related expenses	462,090	1,423,896
Marketing	6,243	41,793
Impairment loss on crypto assets/currencies	94,907	3,307,428
Realized gains on crypto asset/currency transactions	(16,831)	(71,110)
Total operating expenses	1,357,863	5,489,014

Other income (expenses):
Change in fair value of warrant liabilities	(285,000)	(641,250)
Distributions to warrant holders	-	(35,625)
Total other income (expenses)	(285,000)	(676,875)

Net loss	$(1,413,369)	$(5,740,743)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.47)

Weighted average number of common shares outstanding, basic and diluted	13,673,126	12,245,278

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three months Ended March 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	13,107,149	$13,108	$160,800,263	$(151,482,208)	$9,331,163
Issuance of common stock, net of offering cost / At-the-market offering	301,154	301	508,482	-	508,783
Stock-based compensation	391,442	391	531,226	-	531,617
Dividend distributions	-	-	-	-	-
Net loss	-	-	-	(1,413,369)	(1,413,369)
Balance March 31, 2023	13,799,745	$13,800	$161,839,971	$(152,895,577)	$8,958,194

For the Three months Ended March 31, 2022

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	1,790,576	1,791	10,511,976	-	10,513,767
Stock-based compensation	297,222	297	1,288,977	-	1,289,274
Dividend distributions	-	-	(634,557)	-	(634,557)
Net loss	-	-	-	(5,740,743)	(5,740,743)
Balance March 31, 2022	12,616,010	$12,617	$158,848,780	$(141,330,213)	$17,531,184

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

The accompanying notes are an integral part of these unaudited condensed financial statements.

	For the Three Months Ended
	March 31,
	2023	2022

Net Cash flows used from operating activities:
Net loss	$(1,413,369)	$(5,740,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,153	797
Stock-based compensation	531,617	1,289,274
Validator revenue	(311,508)	(563,015)
Blockchain network fees (non-cash)	-	1,321
Change in fair value of warrant liabilities	285,000	641,250
Realized gain on crypto assets/currencies transactions	(16,831)	(71,110)
Impairment loss on crypto assets/currencies	94,907	3,307,428
Changes in operating assets and liabilities:		-
Prepaid expenses and other current assets	30,278	9,382
Accounts payable and accrued expenses	(34,773)	(36,329)
Accrued compensation	(292,506)	(4,125)
Capital shares payable	-	75,002
Dividends payable - distributions to warrant holders	-	35,625
Net cash used in operating activities	(1,126,032)	(1,055,243)

Net cash used in investing activities:
Purchase of productive crypto assets/currencies for validating	(134,019)	(8,521,726)
Sale of productive crypto assets/currencies	47,543	310,149
Purchase of investments	-	-
Purchase of property and equipment	-	(2,558)
Net cash used in investing activities	(86,476)	(8,214,135)

Net cash provided by financing activities:
Dividend distributions	-	(400,194)
Net proceeds from issuance common stock/ At-the-market offering	508,783	10,513,767
Net cash provided by financing activities	508,783	10,113,573

Net increase in cash	(703,725)	844,195
Cash, beginning of period	2,146,783	1,400,867
Cash, end of period	$1,443,058	$2,245,062

Supplemental disclosure of non-cash financing and investing activities:
Dividends payable	$-	$230,606

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (“BTCS” or the “Company”) was incorporated in 2008 and is an early entrant in the crypto asset (also referred to “cryptocurrencies”, “crypto”, or “tokens”) market with a primary focus on blockchain infrastructure and staking. The Company operates validator nodes on various proof-of-stake (“PoS”) and delegated proof-of-stake (“DPoS”) based blockchain networks and stakes the native crypto assets on those blockchains to earn rewards. The Company’s Staking-as-a-Service (“StaaS”) business allows crypto asset holders to earn rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company-operated validator nodes (or “nodes”). The Company believes that StaaS provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain networks’ consensus mechanisms, thereby promoting the growth and adoption of blockchain technology. The Company’s recently launched StakeSeeker platform (the “Digital Asset Platform”), currently in beta, is a comprehensive crypto dashboard and education center designed to empower users to better understand and grow their crypto holdings with innovative portfolio analytics and a non-custodial process to earn staking rewards through direct participation in blockchain consensus algorithms.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended March 31, 2023 are not necessarily indicative of results for the full year ended December 31, 2023. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2022.

Note 3 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Annual Report.

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported net income (loss).

Concentration of Cash

The Company maintains cash balances at four financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had approximately $1.4 million and $2.1 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2023 and December 31, 2022, the Company had approximately $0.7 million and $1.7 million in excess of the FDIC insured limit, respectively.

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

The Company has entered into network-based smart contracts by running its own crypto asset validator nodes as well as by staking crypto assets on nodes run by third-party operators (either directly or through crypto exchanges). Through these contracts, the Company provides cryptocurrency to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is canceled by the operator and requires that the cryptocurrency staked remain locked up during the duration of the smart contract. In exchange for staking the cryptocurrency and validating transactions on blockchain networks, the Company is entitled to all of the fixed cryptocurrency award for running the Company’s own node and is entitled to a fractional share of the fixed cryptocurrency award a third-party node operator receives (less crypto asset transaction fees payable to the node operator or exchanges, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is based on the proportion of cryptocurrency the Company staked to the node to the total cryptocurrency staked by delegators to the node.

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

Crypto Assets Translations and Remeasurements

The Company accounts for its crypto assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

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

Such impairment in the value of crypto assets is recorded as a component of costs and expenses in our Statements of Operations. The Company recorded impairment losses related to crypto assets of approximately $95,000 and $3.3 million during the three months ended March 31, 2023, and 2022, respectively.

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the Statements of Operations. The Company recorded realized gains (losses) on crypto assets of approximately $17,000 and $71,000 during the three months ended March 31, 2023 and 2022, respectively.

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

ASC 350, Intangibles-Goodwill and Other, requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed, and that the software will be used to perform the function intended.

Property and Equipment

Property and equipment consists of computer, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

Dividends

On January 5, 2022, the Board of Directors (the “Board”) of the Company declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions are considered a return of capital as the distributions are in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations. Dividend distributions amounted to $0 and $635,000 during the three months ended March 31, 2023 and 2022, respectively.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $6,000 and $42,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2023 and 2022 because their effect was anti-dilutive:

	As of March 31,
	2023	2022
Warrants to purchase common stock	712,500	962,794
Options	1,170,000	1,235,000
Non-vested restricted stock awards units	1,631,399	1,668,084
Total	3,513,899	3,865,878

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

Note 4 – Fair Value of Financial Assets and Liabilities

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2023 and December 31, 2022:

	Fair Value Measured at March 31, 2023
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$498,750	$-	$-	$498,750

	Fair Value Measured at December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of March 31,2023 and December 31, 2022, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of March 31, 2023 and December 31, 2022, is as follows:

	March 31, 2023	December 31, 2022
Risk-free rate of interest	3.60%	3.99%
Expected volatility	144.8%	152.8%
Expected life (in years)	2.93	3.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2023 and 2022, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	March 31,	March 31,
	2023	2022
Beginning balance	$100,000	$-
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$-

	Fair Value of Level 3 Financial Liabilities
	March 31,	March 31,
	2023	2022
Beginning balance	$213,750	$1,852,500
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	285,000	641,250
Ending balance	$498,750	$2,493,750

Note 5 – Stockholders’ Equity

Common Stock

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

During the three months ended March 31, 2023, the Company sold a total of 301,154 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $529,000 at an average selling price of $1.76 per share, resulting in net proceeds of approximately $509,000 after deducting commissions and other transaction costs.

Share Based Payments

Effective January 19, 2023, The Board of Directors of the Company approved the issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the three months ended March 31, 2023, 27,576 shares of common stock were issued to independent directors.

Preferred Stock

Effective January 27, 2023, the Company’s Board of Directors approved the issuance of a newly designated Series V Preferred Stock (“Series V”) on a one-for-one basis to the Company’s shareholders (including restricted stock unit holders). The record date has been set for May 12, 2023 and the payment date is June 2, 2023. The Series V: (i) is non-convertible, (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting and (iv) has certain rights to dividends and distributions (at the discretion of the Board of Directors).

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company has reserved 7,000,000 shares of Common Stock for issuance pursuant to the 2021 Plan.

Options

During the three months ended March 31, 2023, the Company granted 20,000 stock options with a weighted average exercise price of $0.63 to non-executive employees.

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the three months ended March 31, 2023 and 2022 for both the Black-Scholes formula:

	For the Three Months Ended March 31,
	2023	2022
Exercise price	$0.63	$-
Term (years)	5.00	-
Expected stock price volatility	152.8%	-%
Risk-free rate of interest	3.99%	-%

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

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Employee options granted	20,000	0.63	14,600	4.8
Outstanding as of March 31, 2023	1,170,000	$2.12	$14,600	3.0
Options vested and exercisable as of March 31, 2023	1,135,000	$2.16	$-	3.0

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

Effective January 1, 2023 (the “LTI RSU Amendment Date”), upon recommendation of the Compensation Committee of the Board of Directors approved an amendment to the LTI plan, whereby the market capitalization threshold targets were lowered to $50 million, $100 million, $150 million, and $300 million.

The RSUs granted to each executive employee are as follows:

			Total	Market Cap Vesting Thresholds
Officer Name	Title	Grant Date	RSUs Granted	$ 50 million	$ 100 million	$ 150 million	$ 300 million
Charles Allen	Chief Executive Officer	1/2/2022	694,444	173,611	173,611	173,611	173,611
Michal Handerhan	Chief Operations Officer	1/2/2022	444,444	111,111	111,111	111,111	111,111
Michael Prevoznik	Chief Financial Officer	1/2/2022	222,224	55,556	55,556	55,556	55,556
Manish Paranjape	Chief Technology Officer	2/22/2022	160,184	40,046	40,046	40,046	40,046
			1,521,296	380,324	380,324	380,324	380,324

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

The Company estimates the fair value of market-based RSUs as of the grant date and expected derived term using a Monte Carlo simulation that incorporates pricing inputs covering the period from the grant date through the end of the derived service period. As of the LTI RSU Amendment Date, the Company determined the pre-modification and post-modification estimated fair value of the LTI RSUs accounting for the amended market cap criteria. The increase in fair value of the LTI RSUs attributable to the modification was added to the related unrecognized compensation expense in accordance with ASC 718 – Share-Based Compensation, whereby any previously recognized compensation cost that has not vested as of the modification date should be adjusted to reflect the new fair value of the equity awards on the date of the modification.

The following weighted-average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2023 and 2022 for the Monte-Carlo simulation:

	Three Months Ended March 31,
	2023 (Post-Modification)	2022 (Original Grants)
Vesting Hurdle Price	$3.81 - $30.52	$8.07 - $36.99
Term (years)	4.00	5.00
Expected stock price volatility	97.30%	103.72%
Risk-free rate of interest	4.10%	1.32%

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

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s RSUs are expected to be outstanding. The expected term is based on the stipulated five-year period from the grant date until the market-based criteria are achieved. If the market-based criteria are not achieved within the five-year period from the grant date, the RSUs will not vest and shall expire.

Vesting Hurdle Price: The vesting hurdle price is determined as the average of the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates.

On December 9, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved the grant of 25,000 RSUs to Mr. Prevoznik and Mr. Paranjape each, effective January 1, 2023, which vest annually over a five-year period with the first vesting date being on the one-year anniversary of the execution date of the effective grant date, subject to continued employment on each applicable vesting date.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the three months ended March 31, 2023 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	1,590,552	$3.34
Granted	50,000	0.63
Vested	(9,153)	4.37
Nonvested at March 31, 2023	1,631,399	$3.25

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
	2023	2022
Employee bonus stock awards	$-	$894,027
Employee stock option awards	3,307	69,634
Employee restricted stock unit awards	267,338	341,990
Non-employee restricted stock awards	15,908	82,081
	$286,553	$1,387,732

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Compensation and related expenses	$3,429	$295,935
Accounts Payable	41,954	76,727
	$45,383	$372,662

Accrued compensation and related expenses include approximately $0 and $284,000 related to performance bonus accruals as of March 31, 2023 and December 31, 2022, respectively.

Note 7 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the three months ended March 31, 2023 and 2022, the Company made contributions to the 401(k) Plan of $95,000 and $45,000, respectively.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit at March 31, 2023, a net loss and net cash used in operating activities for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from April 1, 2023 to May 9, 2023, the Company sold a total of 30,558 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $46,000 at an average selling price of $1.52 per share, resulting in net proceeds of approximately $44,000 after deducting commissions and other transaction costs.

On May 11, 2023, the Compensation Committee of the Board of Directors of the Company approved a performance based Annual Cash Incentive Plan for the Company’s executives for fiscal year 2023. If an executive meets their performance milestones, the executive will receive a bonus, payable in cash and/or equity at the discretion of the Compensation Committee, in an amount up to 54% to 104% of the applicable executive’s base salary, as detailed below:

●	Charles Allen, the Company’s Chief Executive Officer is eligible to receive up to 104% of his base salary. Mr. Allen’s current base salary is $411,419;
●	Michal Handerhan, the Company’s Chief Operating Officer is eligible to receive up to 68% of his base salary. Mr. Handerhan’s base salary is $287,375;
●	Michael Prevoznik, the Company’s Chief Financial Officer is eligible to receive up to 54% of his base salary. Mr. Prevoznik’s base salary is $235,125;
●	Manish Paranjape, the Company’s Chief Technology Officer is eligible to receive up to 54% of his base salary. Mr. Paranjape’s base salary is $235,125.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. When we refer to the “2023 Quarter” and the “2022 Quarter” we are referring to the three months ended March 31, 2023 and March 31, 2022 quarters, respectively.

Company Overview

BTCS Inc. is an early entrant in the cryptocurrency market and a publicly-traded U.S. company focused on blockchain infrastructure and staking. The Company specializes in operating validator nodes on various Delegated proof-of-stake (“DPoS”) and proof-of-stake (“PoS”) based blockchain networks and stakes the native crypto assets on the validator nodes it operates to earn rewards in connection with the validation of transactions occurring on those blockchain networks. BTCS plans to expand its PoS operations to secure other disruptive blockchain protocols that allow for delegating, which presents a significant growth opportunity for the company.

BTCS’s business model is focused on Staking-as-a-Service (StaaS), allowing crypto asset holders to earn rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company operated validator nodes. As a non-custodial validator operator, the company receives a percentage of token holders’ staking rewards generated as a validator node fee, for our ministerial role in hosting the validator node. This creates an opportunity for scalable revenue and business growth with limited additional costs. The company’s StaaS strategy provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain networks’ consensus mechanisms, promoting the growth and adoption of blockchain technology. The company’s internally-developed dashboard, StakeSeeker, is a non-custodial platform that allows users to learn how to earn staking rewards through direct participation in blockchain consensus algorithms and analyze their crypto portfolios across exchanges and wallets through a comprehensive crypto dashboard and education center.

The table below describes BTCS’s quarterly crypto asset holdings as of the 2022 Quarter through the 2023 Quarter.

Crypto Assets Held at Period End

Asset	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023 Q1
Bitcoin (BTC)	90	-	-	-	-
Ethereum (ETH)	8,196	8,283	8,380	8,454	8,524
Cardano (ADA)	257,757	260,555	262,860	262,860	262,860
Kusama (KSM)	5,278	5,550	6,297	6,493	6,767
Tezos (XTZ)	70,453	71,369	72,578	73,486	74,765
Solana (SOL)	7,043	7,136	7,238	7,371	7,493
Polkadot (DOT)	38,816	39,986	23,905	7,280	7,526
Terra (LUNA)	3,621	-	-	-	-
Cosmos (ATOM)	80,474	86,613	91,181	96,318	102,298
Polygon (MATIC)	454,486	466,022	474,207	480,825	486,806
Avalanche (AVAX)	14,273	14,594	14,888	17,178	17,178
Algorand (ALGO)	51,197	51,201	51,201	-	-
Axie Infinity (AXS)	22,322	31,763	37,402	42,030	46,482
Kava (KAVA)	183,966	264,917	280,293	290,909	304,968
Band Protocol (BAND)			992	992	992
Mina (MINA)			71,297	74,177	79,937
Oasis Network (ROSE)			349,661	359,607	2,569,991
Akash (AKT)			103,730	107,405	110,213
NEAR Protocol (NEAR)				74,702	75,724

Fair Value of Crypto Assets at Period End

Asset	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023 Q1
Bitcoin (BTC)	$4,098,481	$-	$-	$-	$-
Ethereum (ETH)*	26,894,723	8,840,595	11,128,675	10,117,237	15,530,133
Cardano (ADA)	294,320	119,555	114,190	64,786	104,861
Kusama (KSM)	992,851	267,583	265,505	149,981	236,070
Tezos (XTZ)	262,023	101,102	103,210	52,720	83,614
Solana (SOL)	863,854	239,700	240,377	73,426	158,625
Polkadot (DOT)	826,875	281,496	150,964	31,410	47,720
Terra (LUNA)	373,005	-	-	-	-
Cosmos (ATOM)	2,325,374	651,909	1,186,824	900,440	1,144,459
Polygon (MATIC)	735,034	222,466	368,671	364,714	544,815
Avalanche (AVAX)	1,383,403	247,059	256,021	187,286	304,341
Algorand (ALGO)	47,492	16,115	18,044	-	-
Axie Infinity (AXS)	1,416,264	461,649	470,116	253,943	389,893
Kava (KAVA)	828,742	468,634	423,326	166,752	270,486
Band Protocol (BAND)			1,215	1,396	1,857
Mina (MINA)			42,085	32,187	62,101
Oasis Network (ROSE)			21,330	12,291	156,698
Akash (AKT)			26,881	19,938	34,510
NEAR Protocol (NEAR)				93,785	150,854
Total	41,342,441	11,917,864	14,817,434	12,522,292	19,221,037
QoQ Change	13%	-71%	24%	-15%	53%
YoY Change	105%	-45%	-51%	-66%	-54%

Prices of Crypto Assets at Period End

Asset	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023 Q1
Bitcoin (BTC)	$45,539	$19,785	$19,432	$16,547	$28,478
Ethereum (ETH)	3,282	1,067	1,328	1,197	1,822
Cardano (ADA)	1.14	0.46	0.43	0.25	0.40
Kusama (KSM)	188	48.21	42.16	23.10	34.89
Tezos (XTZ)	3.72	1.42	1.42	0.72	1.12
Solana (SOL)	123	33.59	33.21	9.96	21.17
Polkadot (DOT)	21.30	7.04	6.32	4.31	6.34
Terra (LUNA)	103	-	-	-	-
Cosmos (ATOM)	28.90	7.53	13.02	9.35	11.19
Polygon (MATIC)	1.62	0.48	0.78	0.76	1.12
Avalanche (AVAX)	96.92	16.93	17.20	10.90	17.72
Algorand (ALGO)	0.93	0.31	0.35	0.17	0.23
Axie Infinity (AXS)	63.45	14.53	12.57	6.04	8.39
Kava (KAVA)	4.50	1.77	1.51	0.57	0.89
Band Protocol (BAND)			1.22	1.41	1.87
Mina (MINA)			0.59	0.43	0.78
Oasis Network (ROSE)			0.06	0.03	0.06
Akash (AKT)			0.26	0.19	0.31
NEAR Protocol (NEAR)				1.26	1.99

* The prices have been rounded to the nearest whole dollar for prices above $100

The following table presents the Fair Value of Crypto Assets held compared to the GAAP Book Value reported on the Company’s balance sheet.

	March 31, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Ethereum (ETH)	$5,817,449	$15,530,133	$5,708,624	$10,117,237
Cardano (ADA)	63,178	104,861	63,178	64,786
Kusama (KSM)	148,883	236,070	142,242	149,981
Tezos (XTZ)	52,853	83,614	51,651	52,720
Solana (SOL)	62,006	158,625	60,012	73,426
Polkadot (DOT)	32,168	47,720	30,859	31,410
Terra (LUNA)	-	-	-	-
Cosmos (ATOM)	630,782	1,144,459	568,359	900,440
Polygon (MATIC)	167,117	544,815	161,293	364,714
Avalanche (AVAX)	182,964	304,341	182,964	187,286
Algorand (ALGO)	-	-	-	-
Axie Infinity (AXS)	277,651	389,893	245,443	253,943
Kava (KAVA)	161,459	270,486	165,426	166,752
Band Protocol (BAND)	982	1,857	982	1,396
Mina (MINA)	34,267	62,101	32,002	32,187
Oasis Network (ROSE)	110,927	156,698	12,045	12,291
Akash (AKT)	18,765	34,510	17,993	19,938
NEAR Protocol (NEAR)	94,370	150,854	92,840	93,785
Total	$7,855,821	$19,221,037	$7,535,913	$12,522,292

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following tables reflect our operating results for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		$ Change	% Change
	2023	2022	2023	2023

Revenues
Validator revenue	$311,508	$563,015	$(251,507)	(45)%
Total revenues	311,508	563,015	(251,507)	(45)%

Cost of revenues
Validator expense	82,014	137,869	(55,855)	(41)%
Gross profit	229,494	425,146	(195,652)	(46)%

Operating expenses:
General and administrative	$609,829	$650,289	$(40,460)	(6)%
Research and development	201,625	136,718	64,907	47%
Compensation and related expenses	462,090	1,423,896	(961,806)	(68)%
Marketing	6,243	41,793	(35,550)	(85)%
Impairment loss on crypto assets/currencies	94,907	3,307,428	(3,212,521)	(97)%
Realized gains on crypto asset/currency transactions	(16,831)	(71,110)	54,279	76%
Total operating expenses	1,357,863	5,489,014	(4,131,151)	(75)%

Other income (expenses):
Change in fair value of warrant liabilities	(285,000)	(641,250)	356,250	(56)%
Distributions to warrant holders	-	(35,625)	35,625	N/A %
Total other income (expenses)	(285,000)	(676,875)	391,875	58%

Net loss	$(1,413,369)	$(5,740,743)	$4,327,374	(75)%

Validator Revenue

The decrease in revenue during the 2023 Quarter as compared to the 2022 Quarter is primarily due to a drop in the fair value of our crypto assets earned as rewards for staking since the market’s highs in Q1 of 2022. Although we believe the number of tokens we earn from staking and revenue recognized will increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the cryptocurrency markets may impact the market prices of the crypto assets we earn from staking.

Cost of Revenues

The decrease in cost of revenues is due to efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of web service hosting fees and reduction of services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin will improve as we add scale to our blockchain infrastructure operations and reduce costs as a result of increased operational efficiencies, leading to improved gross profits.

Operating Expenses

The decrease in operating expenses in the 2023 Quarter is primarily due to the $3.3 million impairment loss on crypto assets (which we refer to as a “Crypto Asset Impairment”) during the 2022 Quarter, compared to only a $95,000 Crypto Asset Impairment during the 2023 Quarter. In addition, the decrease is also due to the non-cash $1.3 million equity-based contingent bonuses granted to employees and our non-employee directors during the 2022 Quarter for the achievement of performance milestones compared to only $271,000 equity-based compensation during the 2023 Quarter.

We believe operating expenses will increase as the Company continues to utilize equity-based compensation incentives as a core part of our compensation strategy. Additionally, volatility in the cryptocurrency markets will subject the Company to the possibility of additional impairment charges on its crypto asset holdings.

Other Income (Expenses)

The changes in other income for the years reported was primarily due to the increase in the fair value of warrant liabilities. This non-cash expense is driven by the value of our stock price at the end of each quarter, which we cannot predict.

Net loss

The decrease in our net loss for the 2023 Quarter was primarily due to the decrease in operating expenses and changes in other income (expenses) as discussed above. We believe that our net loss may increase as the Company incurs increased costs related to the development of its Digital Asset Platform and incurs additional Crypto Asset Impairment losses due to volatility in the cryptocurrency markets.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through May 10, 2023, the Company sold a total of 2,970,839 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $15,040,000 at an average selling price of $5.06 per share, resulting in net proceeds of approximately $14,562,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2023, the Company had approximately $1.4 million of cash.

We view our crypto assets as long-term holdings and we do not plan to engage in regular trading of crypto assets. Further certain of our staked crypto assets may be locked up depending on the specific blockchain protocol and we may be unable to unstake them in a timely manner in order to liquidate to the extended desired. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of May 10, 2023, the Company had approximately $1.1 million of cash and the fair value of the Company’s liquid crypto assets was approximately $18.9 million, which includes $14.6 million of staked Ethereum considered to be liquid after the successful Shanghai upgrade on Ethereum’s network in April 2023. The Company has no outstanding debt. As of May 10, 2023, the Company also has approximately $6.4 million available under the ATM Agreement over the next twelve months under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our stock price. The Company believes that the existing cash and liquid crypto assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was approximately $1.1 million during the 2023 Quarter compared to $1.1 million for the 2022 Quarter.

Cash used in investing activities was $86,000 during the 2023 Quarter compared to $8.2 million for the 2022 Quarter. Net cash outflow for investing activities was used primarily for the purchase of crypto assets for our blockchain infrastructure operations.

Cash provided by financing activities was $509,000 during the 2023 Quarter compared to $10.1 million for the 2022 Quarter. The cash inflows from financing activities were entirely from proceeds from the Common Stock sold pursuant to the ATM Agreement. The Company has plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of March 31, 2023, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 3 to the Unaudited Condensed Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our Digital Asset Platform, our plans and development of our Digital Asset Platform and the integration of Staking-as-a-Service, our belief regarding blockchain, expected increase in our revenues and gross margins and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the rewards and costs associated with staking or validating transactions on blockchains, regulatory issues related to our business model, a drop in the price of our crypto assets, significant decrease in the value of our crypto assets and rewards, loss or theft of the private withdrawal keys resulting in the complete loss of crypto assets and reward, and others which are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2022. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

On May 11, 2023, the Compensation Committee of the Board of Directors of the Company approved a performance based Annual Cash Incentive Plan for the Company’s executives for fiscal year 2023. If an executive meets their performance milestones, the executive will receive a bonus, payable in cash and equity at the discretion of the Compensation Committee, in an amount up to 54% to 104% of the applicable executive’s base salary, as detailed below:

●	Charles Allen, the Company’s Chief Executive Officer is eligible to receive up to 104% of his base salary. Mr. Allen’s current base salary is $411,419;
●	Michal Handerhan, the Company’s Chief Operating Officer is eligible to receive up to 68% of his base salary. Mr. Handerhan’s base salary is $287,375;
●	Michael Prevoznik, the Company’s Chief Financial Officer is eligible to receive up to 54% of his base salary. Mr. Prevoznik’s base salary is $235,125;
●	Manish Paranjape, the Company’s Chief Technology Officer is eligible to receive up to 54% of his base salary. Mr. Paranjape’s base salary is $235,125.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

May 12, 2023
	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Articles of Merger	8-K/A	7/31/15	3.1
2.2	Agreement and Plan of Merger	8-K/A	7/31/15	3.2
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Change – Reverse Stock Split	8-K	8/17/21	3.1
3.1(f)	Certificate of Designation – Series V	8-K	1/31/23	3.1
3.1(g)	Certificate of Amendment to the Series V Certificate of Designation	8-K	4/19/23	3.1
3.2	Bylaws	S-1	5/29/08	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/12/22	3.1
31.1	Certification of Principal Executive and Financial Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

