Form 10-Q
period 2023-06-30
BTCS Inc.
filed 2023-08-11
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 14,333,292 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	943,418	$2,146,783
Crypto assets/currencies	948	982
Investments, at value (Cost $100,000)	100,000	100,000
Staked crypto assets/currencies	8,185,089	1,826,307
Prepaid expense	175,395	123,727
Total current assets	9,404,850	4,197,799

Other assets:
Property and equipment, net	8,834	11,152
Staked crypto assets/currencies - long term	-	5,708,624
Total other assets	8,834	5,719,776

Total Assets	$9,413,684	$9,917,575

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$188,144	$76,727
Accrued compensation	253,995	295,935
Warrant liabilities	356,250	213,750
Total current liabilities	798,389	586,412

Stockholders’ equity:
Preferred stock; 20,000,000 shares authorized at $0.001 par value:	-	-
Series V Preferred stock: 14,542,803 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,559,533	-
Common stock, 97,500,000 shares authorized at $0.001 par value, 14,181,410 and 13,107,149 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14,182	13,108
Additional paid in capital	159,955,610	160,800,263
Accumulated deficit	(153,914,030)	(151,482,208)
Total stockholders’ equity	8,615,295	9,331,163

Total Liabilities and Stockholders’ Equity	$9,413,684	$9,917,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues
Validator revenue (net of fees)	$385,753	$514,349	$697,261	$1,077,364
Total revenues	385,753	514,349	697,261	1,077,364

Cost of revenues
Validator expense	113,612	93,900	195,626	$231,769
Gross profit	272,141	420,449	501,635	845,595

Operating expenses:
General and administrative	$617,569	$512,051	$1,227,398	$1,162,340
Research and development	180,903	185,004	382,528	321,722
Compensation and related expenses	578,496	638,025	1,040,586	2,061,921
Marketing	2,723	23,691	8,966	65,484
Impairment loss on crypto assets/currencies	784,602	8,894,797	879,509	12,202,225
Realized gains on crypto asset/currency transactions	(731,199)	(398,446)	(748,030)	(469,556)
Total operating expenses	1,433,094	9,855,122	2,790,957	15,344,136

Other income (expenses):
Change in fair value of warrant liabilities	142,500	1,710,000	(142,500)	1,068,750
Distributions to warrant holders	-	-	-	(35,625)
Total other income (expenses)	142,500	1,710,000	(142,500)	1,033,125

Net loss	$(1,018,453)	$(7,724,673)	$(2,431,822)	$(13,465,416)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.61)	$(0.18)	$(1.08)

Weighted average number of common shares outstanding, basic and diluted	13,873,331	12,644,719	13,773,782	12,446,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2023

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	-	$-	13,107,149	$13,108	$160,800,263	$(151,482,208)	$9,331,163
Issuance of common stock, net of offering cost / At-the-market offering	-	-	651,172	651	925,850	-	926,501
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-	-
Stock-based compensation	-	-	423,089	423	789,030	-	789,453
Net loss	-	-	-	-	-	(2,431,822)	(2,431,822)
Balance June 30, 2023	14,542,803	$2,559,533	14,181,410	$14,182	$159,955,610	$(153,914,030)	$8,615,295

For the Six Months Ended June 30, 2022

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	1,830,588	1,831	10,602,610	-	10,604,441
Stock-based compensation	344,994	345	1,782,457	-	1,782,802
Dividend distributions	-	-	(634,557)	-	(634,557)
Net loss	-	-	-	(13,465,416)	(13,465,416)
Balance June 30, 2022	12,703,794	$12,705	$159,432,894	$(149,054,886)	$10,390,713

For the Three Months Ended June 30, 2023

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2023	-	$-	13,799,745	$13,800	$161,839,971	$(152,895,577)	$8,958,194
Issuance of common stock, net of offering cost / At-the-market offering	-	-	350,018	350	417,369	-	417,719
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-	-
Stock-based compensation	-	-	31,647	32	257,803	-	257,835
Net loss	-	-	-	-	-	(1,018,453)	(1,018,453)
Balance June 30, 2023	14,542,803	$2,559,533	14,181,410	$14,182	$159,955,610	$(153,914,030)	$8,615,295

For the Three Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2022	12,616,010	$12,617	$158,848,780	$(141,330,213)	$17,531,184
Issuance of common stock, net of offering cost / At-the-market offering	40,012	40	90,634	-	90,674
Stock-based compensation	47,772	48	493,480	-	493,528
Dividend distributions	-	-	-	-	-
Net loss	-	-	-	(7,724,673)	(7,724,673)
Balance June 30, 2022	12,703,794	$12,705	$159,432,894	$(149,054,886)	$10,390,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Net Cash flows used from operating activities:
Net loss	$(2,431,822)	$(13,465,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,318	1,727
Stock-based compensation	789,453	1,782,802
Validator revenue	(697,261)	(1,077,364)
Blockchain network fees (non-cash)	-	1,321
Change in fair value of warrant liabilities	142,500	(1,068,750)
Sale of non-productive crypto assets/currencies	-	2,547,322
Realized gain on crypto assets/currencies transactions	(748,030)	(469,556)
Impairment loss on crypto assets/currencies	879,509	12,202,225
Changes in operating assets and liabilities:		-
Prepaid expenses and other current assets	(51,668)	63,376
Accounts payable and accrued expenses	111,417	565
Accrued compensation	(41,940)	132,853
Net cash used in operating activities	(2,045,524)	651,105

Net cash used in investing activities:
Purchase of productive crypto assets/currencies for validating	(1,804,213)	(9,141,785)
Sale of productive crypto assets/currencies	1,719,871	310,149
Purchase of investments	-	-
Purchase of property and equipment	-	(2,558)
Net cash used in investing activities	(84,342)	(8,834,194)

Net cash provided by financing activities:
Dividend distributions	-	(630,801)
Net proceeds from issuance common stock/ At-the-market offering	926,501	10,604,441
Net cash provided by financing activities	926,501	9,973,640

Net increase in cash	(1,203,365)	1,790,551
Cash, beginning of period	2,146,783	1,400,867
Cash, end of period	$943,418	$3,191,418

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$2,559,533	$-

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of results for the full year ended December 31, 2023. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2022.

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

Concentration of Cash

The Company maintains cash balances at three financial institutions in checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had approximately $0.9 million and $2.1 million in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2023 and December 31, 2022, the Company had approximately $0.3 million and $1.7 million in excess of the FDIC insured limit, respectively.

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

Cost of Revenue

The Company’s cost of revenue consists primarily of direct production costs related to the operations of validating transactions on the network, rent and utilities for locations housing server nodes to the extent applicable, hosting costs if cloud-based servers are utilized and fees (including equity compensation stock-based fees) paid to 3rd parties to assist in software maintenance and operations of its nodes.

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

Such impairment in the value of crypto assets is recorded as a component of costs and expenses in our Statements of Operations. The Company recorded impairment losses related to crypto assets of approximately $0.9 million and $12.2 million during the six months ended June 30, 2023, and 2022, respectively.

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the Statements of Operations. The Company recorded realized gains (losses) on crypto assets of approximately $0.7 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively.

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

Dividends

Effective January 27, 2023, the Company’s Board of Directors (the “Board”) approved the issuance of a newly designated Series V Preferred Stock (“Series V”) on a one-for-one basis to the Company’s shareholders (including restricted stock unit holders and warrant holders who were entitled to such distribution). The distribution of Series V shares was approved and completed on June 2, 2023 to shareholders as of the record date of May 12, 2023. The Series V: (i) is non-convertible, (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting and (iv) has certain rights to dividends and distributions (at the discretion of the Board). A total of 14,542,803 shares of Series V Preferred Stock were distributed to shareholders on June 2, 2023.

On January 5, 2022, the Board declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions are considered a return of capital as the distributions are in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. Dividend distributions amounted to $0 and $635,000 during the six months ended June 30, 2023 and 2022, respectively.

The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $9,000 and $65,000 for the six months ended June 30, 2023 and 2022, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2023 and 2022 because their effect was anti-dilutive:

	As of June 30,
	2023	2022
Warrants to purchase common stock	712,500	945,837
Options	1,135,000	1,235,000
Non-vested restricted stock awards units	1,631,399	1,644,198
Total	3,478,899	3,825,035

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2023 and December 31, 2022:

Fair Value Measured at June 30, 2023
		Quoted	Significant
		prices in	other	Significant
	Total at	active	observable	unobservable
	June 30,	markets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$356,250	$-	$-	$356,250

Fair Value Measured at December 31, 2022
		Quoted	Significant
		prices in	other	Significant
	Total at	active	observable	unobservable
	December 31,	markets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2023 and 2022.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of June 30, 2023 and December 31, 2022, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

On March 2, 2021, the Company entered into a securities purchase agreement with certain purchasers which closed on March 4, 2021 pursuant to which the Company sold an aggregate of (i) 950,000 shares of Common Stock, and (ii) Common Stock warrants (the “Warrants”) to purchase up to 712,500 shares of Common Stock for gross proceeds of $9.5 million in a private placement offering.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of June 30, 2023 and December 31, 2022, is as follows:

	June 30, 2023	December 31, 2022
Risk-free rate of interest	4.49%	3.99%
Expected volatility	144.6%	152.8%
Expected life (in years)	2.68	3.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2023 and 2022, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	June 30,	June 30,
	2023	2022
Beginning balance	$100,000	$-
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$-

	Fair Value of Level 3 Financial Liabilities
	June 30,	June 30,
	2023	2022
Beginning balance	$213,750	$1,852,500
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	142,500	(1,068,750)
Ending balance	$356,250	$783,750

Note 5 – Stockholders’ Equity

Common Stock

The Company received shareholder approval on July 11, 2023 to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 97,500,000 shares to 975,000,000. On July 12, 2023, the Company filed a Certificate of Amendment to the Articles of Incorporation to effectuate the increase of our authorized shares of common stock to 975,000,000.

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

During the six months ended June 30, 2023, the Company sold a total of 651,172 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $965,000 at an average selling price of $1.48 per share, resulting in net proceeds of approximately $927,000 after deducting commissions and other transaction costs.

Share Based Payments

Effective January 19, 2023, The Board of Directors of the Company approved the issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the six months ended June 30, 2023, 59,223 shares of common stock were issued to independent directors.

Preferred Stock

Series V

Effective January 27, 2023, the Board approved the issuance of a newly designated Series V Preferred Stock (“Series V”) on a one-for-one basis to the Company’s shareholders (including restricted stock unit holders and warrant holders). The distribution of Series V shares was approved and completed on June 2, 2023 to shareholders as of the record date of May 12, 2023. The Series V: (i) is non-convertible, (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting and (iv) has certain rights to dividends and distributions (at the discretion of the Board of Directors). A total of 14,542,803 shares of Series V Preferred Stock were distributed to shareholders on June 2, 2023. The Series V is listed to trade on the Upstream, the trading app for digital securities and NFTs powered by Horizon Fintex and MERJ Exchange Limited, under the ticker symbol BTCSP.

The fair value of the Preferred stock as of the record date, May 12, 2023, amounted to $2.6 million. The Company used a probability valuation model to determine the fair value of the preferred stock.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

During the six months ended June 30, 2023, the Company granted 20,000 stock options with a weighted average exercise price of $0.63 to non-executive employees.

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the six months ended June 30, 2023 and 2022 for both the Black-Scholes formula:

	Three Months Ended March 31,
	2023	2022
Exercise price	$0.63	-
Term (years)	5.00	-
Expected stock price volatility	152.8%	-
Risk-free rate of interest	3.99%	-

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

A summary of option activity under the Company’s stock option plan for six months ended June 30, 2023 is presented below:

				Weighted Average
		Weighted		Remaining
	Number of	Average	Total	Contractual Life
	Shares	Exercise Price	Intrinsic Value	(in years)
Outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Employee options granted	20,000	0.63	-	-
Employee options forfeited	(35,000)	1.02	11,100	-
Outstanding as of June 30, 2023	1,135,000	$2.16	$-	2.8
Options vested and exercisable as of June 30, 2023	1,135,000	$2.16	$-	2.8

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2023 and 2022 for the Monte-Carlo simulation:

	Valuation Dates
	January 1, 2023	January 2, 2022
	(Modification)	(Original Issuance)
Vesting Hurdle Price	$3.81 - $30.52	$8.07 - $36.99
Term (years)	4.00	5.00
Expected stock price volatility	97.30%	103.72%
Risk-free rate of interest	4.10%	1.32%

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

A summary of the Company’s restricted stock units granted under the 2021 Plan during the six months ended June 30, 2023 are as follows:

	Number of	Weighted Average
	Restricted	Grant Day
	Stock Units	Fair Value
Nonvested at December 31, 2022	1,590,552	$3.34
Granted	50,000	0.63
Vested	(9,153)	4.37
Forfeited	-	-
Nonvested at June 30, 2023	1,631,399	$3.25

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Employee bonus stock awards	$-	$-	$-	$894,027
Employee stock option awards	(8,619)	12,812	(5,312)	82,446
Employee restricted stock unit awards	228,953	405,714	496,291	747,704
Non-employee restricted stock awards	8,333	89,656	24,242	171,737
	$228,667	$508,182	$515,221	$1,895,914

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Compensation and related expenses	$253,995	$295,935
Accounts Payable	188,144	76,727
	$442,139	$372,662

Accrued compensation and related expenses include approximately $254,000 and $284,000 related to performance bonus accruals as of June 30, 2023 and December 31, 2022, respectively.

Note 7 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the six months ended June 30, 2023 and 2022, the Company made contributions to the 401(k) Plan of $95,000 and $45,000, respectively.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit at June 30, 2023, a net loss and net cash used in operating activities for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

Note 9 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from July 1, 2023 to August 9, 2023, the Company sold a total of 151,882 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $195,000 at an average selling price of $1.28 per share, resulting in net proceeds of approximately $187,000 after deducting commissions and other transaction costs.

On July 11, 2023, the Company filed an Amendment to the Articles of Incorporation with the Nevada Secretary of State increasing the authorized shares of common stock to 975 million shares.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. When we refer to the “2023 Quarter” and the “2022 Quarter” we are referring to the three months ended June 30, 2023 and June 30, 2022 quarters, respectively. When we refer to the “2023 Period” and the “2022 Period” we are referring to the six months ended June 30, 2023 and June 30, 2022, respectively.

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

The table below describes BTCS’s quarterly crypto asset holdings as of the 2022 Quarter through the 2023 Quarter.

Crypto Assets Held at Period End

Asset	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023 Q1	2023 Q2
Bitcoin (BTC)	90	-	-	-	-	-
Ethereum (ETH)	8,196	8,283	8,380	8,454	8,524	7,833
Cardano (ADA)	257,757	260,555	262,860	262,860	262,860	263,293
Kusama (KSM)	5,278	5,550	6,297	6,493	6,767	6,946
Tezos (XTZ)	70,453	71,369	72,578	73,486	74,765	25,375
Solana (SOL)	7,043	7,136	7,238	7,371	7,493	7,621
Polkadot (DOT)	38,816	39,986	23,905	7,280	7,526	7,882
Terra (LUNA)	3,621	-	-	-	-	-
Cosmos (ATOM)	80,474	86,613	91,181	96,318	102,298	243,472
Polygon (MATIC)	454,486	466,022	474,207	480,825	486,806	492,965
Avalanche (AVAX)	14,273	14,594	14,888	17,178	17,178	17,824
Algorand (ALGO)	51,197	51,201	51,201	-	-	-
Axie Infinity (AXS)	22,322	31,763	37,402	42,030	46,482	50,955
Kava (KAVA)	183,966	264,917	280,293	290,909	304,968	315,362
Band Protocol (BAND)			992	992	992	992
Mina (MINA)			71,297	74,177	79,937	81,377
Oasis Network (ROSE)			349,661	359,607	2,569,991	2,600,279
Akash (AKT)			103,730	107,405	110,213	113,063
NEAR Protocol (NEAR)				74,702	75,724	77,389
Evmos (EVMOS)				-	-	295,422

Fair Value of Crypto Assets at Period End

Asset	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023 Q1	2023 Q2
Bitcoin (BTC)	4,098,481	-	-	-	-	-
Ethereum (ETH)	26,894,723	8,840,595	11,128,675	10,117,237	15,530,133	15,141,859
Cardano (ADA)	294,320	119,555	114,190	64,786	104,861	75,553
Kusama (KSM)	992,851	267,583	265,505	149,981	236,070	175,352
Tezos (XTZ)	262,023	101,102	103,210	52,720	83,614	20,452
Solana (SOL)	863,854	239,700	240,377	73,426	158,625	144,010
Polkadot (DOT)	826,875	281,496	150,964	31,410	47,720	40,763
Terra (LUNA)	373,005	-	-	-	-	-
Cosmos (ATOM)	2,325,374	651,909	1,186,824	900,440	1,144,459	2,261,411
Polygon (MATIC)	735,034	222,466	368,671	364,714	544,815	325,857
Avalanche (AVAX)	1,383,403	247,059	256,021	187,286	304,341	231,941
Algorand (ALGO)	47,492	16,115	18,044	-	-	-
Axie Infinity (AXS)	1,416,264	461,649	470,116	253,943	389,893	302,966
Kava (KAVA)	828,742	468,634	423,326	166,752	270,486	305,501
Band Protocol (BAND)			1,215	1,396	1,857	1,260
Mina (MINA)			42,085	32,187	62,101	39,579
Oasis Network (ROSE)			21,330	12,291	156,698	128,686
Akash (AKT)			26,881	19,938	34,510	63,311
NEAR Protocol (NEAR)				93,785	150,854	107,088
Evmos (EVMOS)				-	-	26,069
Total	41,342,441	11,917,863	14,817,434	12,522,292	19,221,037	19,391,658
QoQ Change	13%	-71%	24%	-15%	53%	1%
YoY Change	105%	-45%	-51%	-66%	-54%	63%

Prices of Crypto Assets at Period End

Asset	2021 Q1	2022 Q2	2022 Q3	2022 Q4	2023 Q1	2023 Q2
Bitcoin (BTC)	$45,539	$19,785	$19,432	$16,547	$28,478	$30,477
Ethereum (ETH)	$3,282	$1,067	$1,328	$1,197	$1,822	$1,933
Cardano (ADA)	$1.14	$0.46	$0.43	$0.25	$0.40	$0.29
Kusama (KSM)	$188	$48	$42	$23	$35	$25
Tezos (XTZ)	$3.72	$1.42	$1.42	$0.72	$1.12	$0.81
Solana (SOL)	$123	$33.59	$33.21	$9.96	$21.17	$18.90
Polkadot (DOT)	$21.30	$7.04	$6.32	$4.31	$6.34	$5.17
Terra (LUNA)	$103	$-	$-	$-	$-	$-
Cosmos (ATOM)	$28.90	$7.53	$13.02	$9.35	$11.19	$9.29
Polygon (MATIC)	$1.62	$0.48	$0.78	$0.76	$1.12	$0.66
Avalanche (AVAX)	$96.92	$16.93	$17.20	$10.90	$17.72	$13.01
Algorand (ALGO)	$0.93	$0.31	$0.35	$0.17	$0.23	$0.12
Axie Infinity (AXS)	$63.45	$14.53	$12.57	$6.04	$8.39	$5.95
Kava (KAVA)	$4.50	$1.77	$1.51	$0.57	$0.89	$0.97
Band Protocol (BAND)			$1.22	$1.41	$1.87	$1.27
Mina (MINA)			$0.59	$0.43	$0.78	$0.49
Oasis Network (ROSE)			$0.06	$0.03	$0.06	$0.05
Akash (AKT)			$0.26	$0.19	$0.31	$0.56
NEAR Protocol (NEAR)				$1.26	$1.99	$1.38

* The prices have been rounded to the nearest whole dollar for prices above $100

The following table presents the Fair Value of Crypto Assets held compared to the GAAP Book Value reported on the Company’s balance sheet.

	June 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Bitcoin (BTC)	$-	$-	$-	$-
Ethereum (ETH)	5,176,274	15,141,859	5,708,624	10,117,237
Cardano (ADA)	60,686	75,553	63,178	64,786
Kusama (KSM)	140,203	175,352	142,242	149,981
Tezos (XTZ)	17,533	20,452	51,651	52,720
Solana (SOL)	62,569	144,010	60,012	73,426
Polkadot (DOT)	33,442	40,763	30,859	31,410
Terra (LUNA)	-	-	-	-
Cosmos (ATOM)	1,665,976	2,261,411	568,359	900,440
Polygon (MATIC)	165,870	325,857	161,293	364,714
Avalanche (AVAX)	187,050	231,941	182,964	187,286
Algorand (ALGO)	-	-	-	-
Axie Infinity (AXS)	236,126	302,966	245,443	253,943
Kava (KAVA)	167,948	305,501	165,426	166,752
Band Protocol (BAND)	948	1,260	982	1,396
Mina (MINA)	30,562	39,579	32,002	32,187
Oasis Network (ROSE)	105,908	128,686	12,045	12,291
Akash (AKT)	19,573	63,311	17,993	19,938
NEAR Protocol (NEAR)	89,480	107,088	92,840	93,785
Evmos (EVMOS)	25,888	26,069	-	-
Total	$8,186,036	$19,391,658	$7,535,913	$12,522,292

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following tables reflect our operating results for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		$ Change	% Change
	2023	2022	2023	2023

Revenues
Validator revenue	$385,753	$514,349	$(128,596)	(25)%
Total revenues	385,753	514,349	(128,596)	(25)%

Cost of revenues
Validator expense	113,612	93,900	19,712	21%
Gross profit	272,141	420,449	(148,308)	(35)%

Operating expenses:
General and administrative	$617,569	$512,051	$105,518	21%
Research and development	180,903	185,004	(4,101)	(2)%
Compensation and related expenses	578,496	638,025	(59,529)	(9)%
Marketing	2,723	23,691	(20,968)	(89)%
Impairment loss on digital assets/currencies	784,602	8,894,797	(8,110,195)	(91)%
Realized gains on digital asset/currency transactions	(731,199)	(398,446)	(332,753)	N/A %
Total operating expenses	1,433,094	9,855,122	(8,422,028)	(85)%

Other income (expenses):
Change in fair value of warrant liabilities	142,500	1,710,000	(1,567,500)	(92)%
Distributions to warrant holders	-	-	-	N/A %
Total other income (expenses)	142,500	1,710,000	(1,567,500)	92%

Net loss	$(1,018,453)	$(7,724,673)	6,706,220	(87)%

	For the Six Months Ended June 30,		$ Change	% Change
	2023	2022	2023	2023

Revenues
Validator revenue	$697,261	$1,077,364	$(380,103)	(35)%
Total revenues	697,261	1,077,364	(380,103)	(35)%

Cost of revenues
Validator expense	195,626	231,769	(36,143)	(16)%
Gross profit	501,635	845,595	(343,960)	(41)%

Operating expenses:
General and administrative	$1,227,398	$1,162,340	$65,058	6%
Research and development	382,528	321,722	60,806	19%
Compensation and related expenses	1,040,586	2,061,921	(1,021,335)	(50)%
Marketing	8,966	65,484	(56,518)	(86)%
Impairment loss on crypto assets/currencies	879,509	12,202,225	(11,322,716)	(93)%
Realized gains on crypto asset/currency transactions	(748,030)	(469,556)	(278,474)	(59)%
Total operating expenses	2,790,957	15,344,136	(12,553,179)	(82)%

Other income (expenses):
Change in fair value of warrant liabilities	(142,500)	1,068,750	(1,211,250)	(113)%
Distributions to warrant holders	-	(35,625)	35,625	N/A %
Total other income (expenses)	(142,500)	1,033,125	(1,175,625)	114%

Net loss	$(2,431,822)	$(13,465,416)	11,033,594	(82)%

Validator Revenue

The decrease in revenue during the 2023 Period as compared to the 2022 Period is primarily due to a drop in the fair value of our crypto assets earned as rewards for staking since the market’s highs in Q1 of 2022. Although we believe the number of tokens we earn from staking and revenue recognized will increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the cryptocurrency markets may impact the market prices of the crypto assets we earn from staking.

Cost of Revenues

The decrease in cost of revenues during the 2023 Period as compared to the 2022 Period is due to efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of web service hosting fees and reduction of services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin will improve as we add scale to our blockchain infrastructure operations and reduce costs as a result of increased operational efficiencies, leading to improved gross profits.

Operating Expenses

The decrease in operating expenses in the 2023 Period is primarily due to the $12.2 million impairment loss on crypto assets (which we refer to as a “Crypto Asset Impairment”) during the 2022 Period, compared to only a $0.9 million Crypto Asset Impairment during the 2023 Period. In addition, the decrease is also due to the non-cash $1.7 million equity-based contingent bonuses granted to employees and our non-employee directors during the 2022 Period for the achievement of performance milestones compared to only $0.5 million equity-based compensation during the 2023 Period.

We believe operating expenses will increase as the Company continues to utilize equity-based compensation incentives as a core part of our compensation strategy. Additionally, volatility in the cryptocurrency markets will subject the Company to the possibility of additional impairment charges on its crypto asset holdings.

Other Income (Expenses)

The changes in other income for the periods reported were primarily due to the increase in the fair value of warrant liabilities. This non-cash expense is driven by the value of our stock price at the end of each quarter, which we cannot predict.

Net loss

The decrease in our net loss for the 2023 Period was primarily due to the decrease in operating expenses and changes in other income (expenses) as discussed above. We believe that our net loss may increase as the Company incurs increased costs related to the development of its Digital Asset Platform and incurs additional Crypto Asset Impairment losses due to volatility in the cryptocurrency markets.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through August 9, 2023, the Company sold a total of 3,442,181 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $15,626,000 at an average selling price of $4.54 per share, resulting in net proceeds of approximately $15,122,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2023, the Company had approximately $0.9 million of cash.

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

As of August 9, 2023, the Company had approximately $0.8 million of cash and the fair value of the Company’s liquid crypto assets was approximately $18.7 million. The Company has no outstanding debt. As of August 9, 2023, the Company also has approximately $5.8 million available under the ATM Agreement over the next twelve months under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our stock price. The Company believes that the existing cash and liquid crypto assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Cash Flows

Cash used in operating activities was approximately $2.0 million during the 2023 Period compared to $0.7 million for the 2022 Period.

Cash used in investing activities was $84,000 during the 2023 Period compared to $8.8 million for the 2022 Period. Net cash outflow for investing activities was used primarily for the purchase of crypto assets for our blockchain infrastructure operations.

Cash provided by financing activities was $0.9 million during the 2023 Period compared to $10.0 million for the 2022 Period. The cash inflows from financing activities were entirely from proceeds from the Common Stock sold pursuant to the ATM Agreement. The Company has plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of June 30, 2023, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates

We discussed the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

August 11, 2023
	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

					Filed or
		Incorporated by Reference			Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Articles of Merger	8-K/A	7/31/15	3.1
2.2	Agreement and Plan of Merger	8-K/A	7/31/15	3.2
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Change – Reverse Stock Split	8-K	8/17/21	3.1
3.1(f)	Certificate of Designation – Series V	8-K	1/31/23	3.1
3.1(g)	Certificate of Amendment to the Series V Certificate of Designation	8-K	4/19/23	3.1
3.1 (h)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital	8-K	7/13/23	3.1
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended				Filed
3.2	Bylaws	S-1	5/29/08	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/12/22	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

