Form 10-Q
period 2023-09-30
BTCS Inc.
filed 2023-11-09
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 14,373,186 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$753,233	$2,146,783
Stablecoins	29,794	-
Crypto assets	101,387	982
Staked crypto assets	7,811,809	1,826,307
Investments, at value (Cost $100,000)	100,000	100,000
Prepaid expense	107,429	123,727
Total current assets	8,903,652	4,197,799

Other assets:
Property and equipment, net	12,001	11,152
Staked crypto assets - long term	-	5,708,624
Total other assets	12,001	5,719,776

Total Assets	$8,915,653	$9,917,575

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expense	$92,659	$76,727
Accrued compensation	321,144	295,935
Warrant liabilities	71,250	213,750
Total current liabilities	485,053	586,412

Stockholders’ equity:
Preferred stock: 20,000,000 shares authorized at $0.001 par value:	-	-
Series V Preferred stock: 14,542,803 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,559,533	-
Common stock, 97,500,000 shares authorized at $0.001 par value, 14,373,186 and 13,107,149 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14,374	13,108
Additional paid in capital	160,410,794	160,800,263
Accumulated deficit	(154,554,101)	(151,482,208)
Total stockholders’ equity	8,430,600	9,331,163

Total Liabilities and Stockholders’ Equity	$8,915,653	$9,917,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues
Validator revenue (net of fees)	$316,242	$344,196	$1,013,503	$1,421,560
Total revenues	316,242	344,196	1,013,503	1,421,560

Cost of revenues
Validator expenses	83,100	82,203	278,726	313,972
Gross profit	233,142	261,993	734,777	1,107,588

Operating expenses:
General and administrative	$283,239	$432,956	$1,510,637	$1,595,296
Research and development	148,525	126,857	531,053	448,579
Compensation and related expenses	409,960	669,792	1,450,546	2,731,713
Marketing	2,155	8,765	11,121	74,249
Impairment loss on crypto assets	372,441	145,247	1,251,950	12,347,472
Realized gains on crypto asset transactions	(58,107)	(20,126)	(806,137)	(489,682)
Total operating expenses	1,158,213	1,363,491	3,949,170	16,707,627

Other income (expenses):
Change in fair value of warrant liabilities	285,000	71,250	142,500	1,140,000
Distributions to warrant holders	-	-	-	(35,625)
Total other income (expenses)	285,000	71,250	142,500	1,104,375

Net loss	$(640,071)	$(1,030,248)	$(3,071,893)	$(14,495,664)

Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.08)	$(0.22)	$(1.15)

Weighted average number of common shares outstanding, basic and diluted	14,317,750	12,952,645	13,957,097	12,616,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2023

	Series V Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	-	$-	13,107,149	$13,108	$160,800,263	$(151,482,208)	$9,331,163
Issuance of common stock, net of offering cost / At-the-market offering	-	-	803,054	803	1,113,015	-	1,113,818
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-	-
Stock-based compensation	-	-	462,983	463	1,057,049	-	1,057,512
Net loss	-	-	-	-	-	(3,071,893)	(3,071,893)
Balance September 30, 2023	14,542,803	$2,559,533	14,373,186	$14,374	$160,410,794	$(154,554,101)	$8,430,600

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	2,148,658	2,149	11,092,983	-	11,095,132
Stock-based compensation	376,842	377	2,233,231	-	2,233,608
Dividend distributions	-	-	(634,557)	-	(634,557)
Net loss	-	-	-	(14,495,664)	(14,495,664)
Balance September 30, 2022	13,053,712	$13,055	$160,374,041	$(150,085,134)	$10,301,962

For the Three Months Ended September 30, 2023

	Series V Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2023	14,542,803	$2,559,533	14,181,410	$14,182	$159,955,610	$(153,914,030)	$8,615,295
Issuance of common stock, net of offering cost / At-the-market offering	-	-	151,882	152	187,165	-	187,317
Stock-based compensation	-	-	39,894	40	268,019	-	268,059
Net loss	-	-	-	-	-	(640,071)	(640,071)
Balance September 30, 2023	14,542,803	$2,559,533	14,373,186	$14,374	$160,410,794	$(154,554,101)	$8,430,600

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2022	12,703,794	$12,705	$159,432,894	$(149,054,886)	$10,390,713
Issuance of common stock, net of offering cost / At-the-market offering	318,070	318	490,374	-	490,692
Stock-based compensation	31,848	32	450,773	-	450,805
Dividend distributions	-	-	-	-	-
Net loss	-	-	-	(1,030,248)	(1,030,248)
Balance September 30, 2022	13,053,712	$13,055	$160,374,041	$(150,085,134)	$10,301,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

Net Cash flows used from operating activities:
Net loss	$(3,071,893)	$(14,495,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,521	2,862
Stock-based compensation	1,057,512	2,233,608
Validator revenue	(1,013,503)	(1,421,560)
Blockchain network fees (non-cash)	-	1,321
Change in fair value of warrant liabilities	(142,500)	(1,140,000)
Sale of non-productive crypto assets	-	2,547,322
Realized gain on crypto assets transactions	(806,137)	(489,682)
Impairment loss on crypto assets	1,251,950	12,347,472
Changes in operating assets and liabilities:
Stablecoins	(29,794)	-
Prepaid expenses and other current assets	16,298	117,473
Accounts payable and accrued expenses	15,932	(37,842)
Accrued compensation	25,209	205,237
Net cash used in operating activities	(2,693,405)	(129,453)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(1,804,482)	(9,274,055)
Sale of productive crypto assets	1,994,890	432,716
Purchase of property and equipment	(5,276)	(5,408)
Sale of property and equipment	905	-
Net cash provided by (used in) investing activities	186,037	(8,846,747)

Cash flows from financing activities:
Dividend distributions	-	(630,801)
Net proceeds from issuance common stock/ At-the-market offering	1,113,818	11,095,132
Net cash provided by financing activities	1,113,818	10,464,331

Net (decrease)/increase in cash	(1,393,550)	1,488,131
Cash, beginning of period	2,146,783	1,400,867
Cash, end of period	$753,233	$2,888,998

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$2,559,533	$-

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

The Company’s proprietary digital asset platform StakeSeeker (“StakeSeeker”) is currently in beta. StakeSeeker is a personal finance software and education center with a comprehensive crypto dashboard for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. The internally-developed dashboard reads user data from digital wallets and utilizes application programming interfaces (APIs) to read data from crypto exchanges and does not allow for the trading or custody of crypto assets. StakeSeeker’s Stake hub is an education center for users to learn how to earn crypto rewards by delegating to our non-custodial validator nodes. Crypto asset holders are able to delegate to our validator nodes without signing up for the StakeSeeker platform; conversely, crypto asset holders can delegate to validator nodes not operated by the Company and sign up for StakeSeeker to utilize our software. The Company is not a broker-dealer or an investment advisor and does not provide any such related services.

The Company has addressed the majority of outstanding matters pertaining to its StakeSeeker platform and anticipates its transition from the beta phase on or before the conclusion of the first quarter of 2024. The current functionality allows for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. In the future, the Company may expand support for additional blockchains and introduce additional analytic tools, with associated costs expected to align with historical research and development expenses.

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

The Company plans to expand its PoS operations to secure other disruptive blockchain protocols that also allow for delegating and asset leveraging. The growth of both StakeSeeker’s user base as well as the number and size of staked crypto assets by delegators to Company-run validator nodes are critical to the Company’s strategy and success.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the full year ended December 31, 2023. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2022.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of September 30, 2023 and December 31, 2022, the Company had approximately $753,000 and $2,147,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023 and December 31, 2022, the Company had approximately $102,000 and $1,682,000 in excess of the FDIC insured limit, respectively.

Stablecoins

The Company holds stablecoins, such as USDT (Tether) and USDC (USD Coin), which are crypto assets that are pegged to the value of one U.S. dollar and can be redeemed on demand for one U.S. dollar. Our stablecoins are typically held in secure digital wallets or on crypto asset exchanges. The Company acquires and holds stablecoins primarily to facilitate crypto asset transactions, including, but not limited to, payments to third-party vendors. While not accounted for as cash or cash equivalents, these stablecoins are considered a liquidity resource.

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

The Company has entered into network-based smart contracts by running its own crypto asset validator nodes as well as by staking crypto assets on nodes run by third-party operators (either directly or through crypto exchanges). Through these contracts, the Company provides crypto assets to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last a few weeks to months after it is cancelled by the operator and requires that the crypto assets staked remain locked up during the duration of the smart contract. In exchange for staking the crypto assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed crypto asset award for running the Company’s own node and is entitled to a fractional share of the fixed crypto asset award a third-party node operator receives (less crypto asset transaction fees payable to the node operator or exchanges, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is based on the proportion of crypto assets the Company staked to the node to the total crypto assets staked by delegators to the node.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives - the crypto asset award - is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the crypto asset award received is determined using the quoted price of the related crypto assets on the date of receipt. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, revenue is recognized.

Cost of Revenues

The Company’s cost of revenue primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenue encompasses fees, including equity compensation stock-based fees, paid to third parties for their assistance in software maintenance and node operations.

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

Crypto assets held are included in the balance sheets as either current assets or other assets if they are staked and locked up for over one year. The Company’s crypto assets are initially recorded at fair value upon receipt (or “carrying value”). The fair value of crypto assets is determined using the U.S. dollar spot price of the related crypto asset. On a quarterly basis, crypto assets are measured at carrying value, net of any impairment losses incurred since receipt. The Company will record impairment losses as the fair value falls below the carrying value of the crypto assets at any time during the period, as determined using the lowest intraday U.S. dollar spot price of the related crypto asset subsequent to its acquisition. The crypto assets can only be marked down when impaired and not marked up when their value increases.

Such impairment in the value of crypto assets is recorded as a component of costs and expenses in our Statements of Operations. The Company recorded impairment losses related to crypto assets of approximately $1,252,000 and $12,347,000 during the nine months ended September 30, 2023, and 2022, respectively.

Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the Statements of Operations. The Company recorded realized gains (losses) on crypto assets of approximately $806,000 and $490,000 during the nine months ended September 30, 2023 and 2022, respectively.

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

Internally Developed Software

Internally developed software consists of the core technology of the Company’s StakeSeeker platform, which is being designed to allow users to track, monitor and analyze their aggregate crypto asset portfolio holdings by connecting their crypto exchanges and digital wallets as well as providing a non-custodial delegation process to earn staking rewards on crypto asset holdings. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

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

On January 5, 2022, the Board declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions were considered a return of capital as the distributions were in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. Dividend distributions amounted to $0 and $635,000 during the nine months ended September 30, 2023 and 2022, respectively.

The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $11,000 and $74,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2023 and 2022 because their effect was anti-dilutive:

	As of September 30,
	2023	2022
Warrants to purchase common stock	712,500	945,837
Options	1,150,000	1,285,000
Non-vested restricted stock awards units	1,631,399	1,612,350
Total	3,493,899	3,843,187

Recent Accounting Pronouncements

We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2023 and December 31, 2022:

	Fair Value Measured at September 30, 2023
	Total at September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$71,250	$-	$-	$71,250

	Fair Value Measured at December 31, 2022
	Total at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2023 and 2022.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of September 30, 2023 and December 31, 2022, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of September 30, 2023 and December 31, 2022, is as follows:

	September 30, 2023	December 31, 2022
Risk-free rate of interest	5.03%	3.99%
Expected volatility	108.3%	152.8%
Expected life (in years)	2.43	3.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2023 and 2022, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	September 30, 2023	September 30, 2022
Beginning balance	$100,000	$-
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$-

	Fair Value of Level 3 Financial Liabilities
	September 30, 2023	September 30, 2022
Beginning balance	$213,750	$1,852,500
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	(142,500)	(1,140,000)
Ending balance	$71,250	$712,500

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

At-The-Market Offering Agreement

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

During the nine months ended September 30, 2023, the Company sold a total of 803,054 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $1,161,000 at an average selling price of $1.45 per share, resulting in net proceeds of approximately $1,114,000 after deducting commissions and other transaction costs.

Share Based Payments

Effective January 19, 2023, The Board of Directors of the Company approved the issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the nine months ended September 30, 2023, 99,117 shares of common stock were issued to independent directors.

For the nine months ended September 30, 2023, 410,317 shares of common stock were issued to officers related to payment of 2022 accrued bonus compensation.

Preferred Stock

Series V

Effective January 27, 2023, the Board approved the issuance of a newly designated Series V Preferred Stock (“Series V”) on a one-for-one basis to the Company’s shareholders (including restricted stock unit holders and warrant holders). The distribution of Series V shares was approved and completed on June 2, 2023 to shareholders as of the record date of May 12, 2023. The Series V: (i) is non-convertible, (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting and (iv) has certain rights to dividends and distributions (at the discretion of the Board of Directors). A total of 14,542,803 shares of Series V Preferred Stock were distributed to shareholders on June 2, 2023. The Series V is listed to trade on Upstream, the trading app for digital securities and NFTs powered by Horizon Fintex and MERJ Exchange Limited, under the ticker symbol BTCSP.

The fair value of the Preferred stock as of the record date, May 12, 2023, amounted to approximately $2,560,000. The Company used a probability valuation model to determine the fair value of the preferred stock.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

During the nine months ended September 30, 2023, the Company granted 35,000 stock options with a weighted average exercise price of $0.81 to non-executive employees.

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the nine months ended September 30, 2023 and 2022 for both the Black-Scholes formula:

	Nine Months Ended September 30,
	2023	2022
Exercise price	$0.81	$1.51
Term (years)	5.00	5.00
Expected stock price volatility	151.6%	165.8%
Risk-free rate of interest	4.15%	2.77%

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

A summary of option activity under the Company’s stock option plan for nine months ended September 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Employee options granted	35,000	0.81	-	4.9
Employee options forfeited	(35,000)	1.02	11,100	-
Outstanding as of September 30, 2023	1,150,000	$2.14	$-	2.5
Options vested and exercisable as of September 30, 2023	1,135,000	$2.16	$-	2.5

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2023 and 2022 for the Monte-Carlo simulation:

	Valuation Dates
	January 1, 2023 (Modification)	January 2, 2022 (Original Issuance)
Vesting Hurdle Price	$3.81 - $30.52	$8.07 - $36.99
Term (years)	4.00	5.00
Expected stock price volatility	97.30%	103.72%
Risk-free rate of interest	4.10%	1.32%

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

A summary of the Company’s restricted stock units granted under the 2021 Plan during the nine months ended September 30, 2023 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	1,590,552	$3.34
Granted	50,000	0.63
Vested	(9,153)	4.37
Forfeited	-	-
Nonvested at September 30, 2023	1,631,399	$3.25

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Employee bonus stock awards	$-	$-	$-	$894,027
Employee stock option awards	441	16,455	(4,871)	98,901
Employee restricted stock unit awards	230,118	434,349	726,409	1,182,053
Non-employee restricted stock awards	21,536	30,480	45,777	202,218
	$252,095	$481,284	$767,315	$2,377,199

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$321,144	$295,935
Accounts payable and accrued expenses	92,659	76,727
	$413,803	$372,662

Accrued compensation includes approximately $321,000 and $284,000 related to performance bonus accruals as of September 30, 2023 and December 31, 2022, respectively.

Note 7 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the nine months ended September 30, 2023 and 2022, the Company made contributions to the 401(k) Plan of $95,000 and $45,000, respectively.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $154,554,000 at September 30, 2023, a net loss for the nine months ended September 30, 2023 of approximately $3,072,000 and net cash used in operating activities of approximately $2,693,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. When we refer to the “2023 Quarter” and the “2022 Quarter” we are referring to the three months ended September 30, 2023 and September 30, 2022, respectively. When we refer to the “2023 Period” and the “2022 Period” we are referring to the nine months ended September 30, 2023 and September 30, 2022, respectively.

Company Overview

BTCS Inc. is an early entrant in the crypto asset market and a publicly-traded U.S. company focused on blockchain infrastructure and staking. The Company specializes in operating validator nodes on various Delegated proof-of-stake (“DPoS”) and proof-of-stake (“PoS”) based blockchain networks and stakes the native crypto assets on the validator nodes it operates to earn rewards in connection with the validation of transactions occurring on those blockchain networks. Subject to available capital and the restrictions of certain blockchains BTCS plans to expand its PoS operations to secure other disruptive blockchain protocols that allow for delegating, which presents a significant growth opportunity for the Company. We evaluate blockchain networks through various due diligence procedures, including consideration of blockchain quality, reward potential, and technical difficulty of running a validator node. Considerations of the quality of a blockchain include inspection of i) market and on-chain statistics, ii) liquidity, iii) potential blockchain utility, iv) history and milestones, v) growth and development roadmap, vi) use cases, vii) community interest, vii) quality of documentation, viii) decentralization, and ix) any other publicly available information.

BTCS’s business model is focused on Staking-as-a-Service (“StaaS”), allowing crypto asset holders to earn rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company operated validator nodes. As a non-custodial validator operator, the Company receives a percentage of token holders’ staking rewards generated as a validator node fee, for our ministerial role in hosting the validator node. This creates an opportunity for scalable revenue and business growth with limited additional costs. The Company’s StaaS strategy provides a more accessible and cost-effective alternative for crypto asset holders to participate in blockchain networks’ consensus mechanisms, promoting the growth and adoption of blockchain technology. The Company’s internally-developed dashboard, StakeSeeker, is a non-custodial platform that allows users to learn how to earn staking rewards through direct participation in blockchain consensus algorithms and analyze their crypto portfolios across exchanges and wallets through a comprehensive crypto dashboard and education center.

The table below describes BTCS’s quarterly crypto asset holdings as of the 2022 Quarter through the 2023 Quarter.

Crypto Assets Held at Period End

Asset	2022 Q3	2022 Q4	2023 Q1	2023 Q2	2023 Q3
Ethereum (ETH)	8,380	8,454	8,524	7,833	7,748
Cardano (ADA)	262,860	262,860	262,860	263,293	264,751
Kusama (KSM)	6,297	6,493	6,767	6,946	7,246
Tezos (XTZ)	72,578	73,486	74,765	25,375	25,760
Solana (SOL)	7,238	7,371	7,493	7,621	7,752
Polkadot (DOT)	23,905	7,280	7,526	7,882	8,284
Cosmos (ATOM)	91,181	96,318	102,298	243,472	256,784
Polygon (MATIC)	474,207	480,825	486,806	492,965	499,548
Avalanche (AVAX)	14,888	17,178	17,178	17,824	17,824
Algorand (ALGO)	51,201	-	-	-	-
Axie Infinity (AXS)	37,402	42,030	46,482	50,955	55,584
Kava (KAVA)	280,293	290,909	304,968	315,362	327,862
Band Protocol (BAND)	992	992	992	992	992
Mina (MINA)	71,297	74,177	79,937	81,377	84,257
Oasis Network (ROSE)	349,661	359,607	2,569,991	2,600,279	2,626,600
Akash (AKT)	103,730	107,405	110,213	113,063	115,735
NEAR Protocol (NEAR)		74,702	75,724	77,389	79,067
Evmos (EVMOS)		-	-	295,422	322,693

Fair Value of Crypto Assets at Period End

Asset	2022 Q3	2022 Q4	2023 Q1	2023 Q2	2023 Q3
Ethereum (ETH)	11,128,675	10,117,237	15,530,133	15,141,859	12,948,491
Cardano (ADA)	114,190	64,786	104,861	75,553	67,259
Kusama (KSM)	265,505	149,981	236,070	175,352	138,166
Tezos (XTZ)	103,210	52,720	83,614	20,452	17,569
Solana (SOL)	240,377	73,426	158,625	144,010	165,849
Polkadot (DOT)	150,964	31,410	47,720	40,763	34,009
Cosmos (ATOM)	1,186,824	900,440	1,144,459	2,261,411	1,859,407
Polygon (MATIC)	368,671	364,714	544,815	325,857	266,400
Avalanche (AVAX)	256,021	187,286	304,341	231,941	164,759
Algorand (ALGO)	18,044	-	-	-	-
Axie Infinity (AXS)	470,116	253,943	389,893	302,966	254,967
Kava (KAVA)	423,326	166,752	270,486	305,501	207,289
Band Protocol (BAND)	1,215	1,396	1,857	1,260	1,121
Mina (MINA)	42,085	32,187	62,101	39,579	32,095
Oasis Network (ROSE)	21,330	12,291	156,698	128,686	109,516
Akash (AKT)	26,881	19,938	34,510	63,311	94,686
NEAR Protocol (NEAR)		93,785	150,854	107,088	89,660
Evmos (EVMOS)		-	-	26,069	24,089
Total	14,817,434	12,522,292	19,221,037	19,391,658	16,475,332
QoQ Change	24%	-15%	53%	1%	-15%
YoY Change	-51%	-66%	-54%	63%	11%

Prices of Crypto Assets at Period End

Asset	2022 Q3	2022 Q4	2023 Q1	2023 Q2	2023 Q3
Ethereum (ETH)	$1,328	$1,197	$1,822	$1,933	$1,671
Cardano (ADA)	$0.43	$0.25	$0.40	$0.29	$0.25
Kusama (KSM)	$42.16	$23.10	$34.89	$25.24	$19.07
Tezos (XTZ)	$1.42	$0.72	$1.12	$0.81	$0.68
Solana (SOL)	$33.21	$9.96	$21.17	$18.90	$21.40
Polkadot (DOT)	$6.32	$4.31	$6.34	$5.17	$4.11
Cosmos (ATOM)	$13.02	$9.35	$11.19	$9.29	$7.24
Polygon (MATIC)	$0.78	$0.76	$1.12	$0.66	$0.53
Avalanche (AVAX)	$17.20	$10.90	$17.72	$13.01	$9.24
Algorand (ALGO)	$0.35	$0.17	$0.23	$0.12	$0.10
Axie Infinity (AXS)	$12.57	$6.04	$8.39	$5.95	$4.59
Kava (KAVA)	$1.51	$0.57	$0.89	$0.97	$0.63
Band Protocol (BAND)	$1.22	$1.41	$1.87	$1.27	$1.13
Mina (MINA)	$0.59	$0.43	$0.78	$0.49	$0.38
Oasis Network (ROSE)	$0.06	$0.03	$0.06	$0.05	$0.04
Akash (AKT)	$0.26	$0.19	$0.31	$0.56	$0.82
NEAR Protocol (NEAR)		$1.26	$1.99	$1.38	$1.13
Evmos (EVMOS)		$-	$-	$0.09	$0.07

* The prices have been rounded to the nearest whole dollar for prices above $100

The following table presents the Fair Value of Crypto Assets held compared to the GAAP Book Value reported on the Company’s balance sheet.

	September 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Ethereum (ETH)	5,081,581	12,948,491	5,708,624	10,117,237
Cardano (ADA)	61,026	67,259	63,178	64,786
Kusama (KSM)	127,522	138,166	142,242	149,981
Tezos (XTZ)	16,270	17,569	51,651	52,720
Solana (SOL)	64,883	165,849	60,012	73,426
Polkadot (DOT)	32,491	34,009	30,859	31,410
Cosmos (ATOM)	1,558,867	1,859,407	568,359	900,440
Polygon (MATIC)	167,358	266,400	161,293	364,714
Avalanche (AVAX)	155,089	164,759	182,964	187,286
Algorand (ALGO)	-	-	-	-
Axie Infinity (AXS)	227,623	254,967	245,443	253,943
Kava (KAVA)	172,960	207,289	165,426	166,752
Band Protocol (BAND)	874	1,121	982	1,396
Mina (MINA)	30,148	32,095	32,002	32,187
Oasis Network (ROSE)	95,677	109,516	12,045	12,291
Akash (AKT)	21,366	94,686	17,993	19,938
NEAR Protocol (NEAR)	82,466	89,660	92,840	93,785
Evmos (EVMOS)	16,994	24,089	-	-
Total	$7,913,195	$16,475,332	$7,535,913	$12,522,292

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following tables reflect our operating results for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		$ Change	% Change
	2023	2022	2023	2023

Revenues
Validator revenue	$316,242	$344,196	$(27,954)	(8)%
Total revenues	316,242	344,196	(27,954)	(8)%

Cost of revenues
Validator expense	83,100	82,203	897	1%
Gross profit	233,142	261,993	(28,851)	(11)%

Operating expenses:
General and administrative	$283,239	$432,956	$(149,717)	(35)%
Research and development	148,525	126,857	21,668	17%
Compensation and related expenses	409,960	669,792	(259,832)	(39)%
Marketing	2,155	8,765	(6,610)	(75)%
Impairment loss on digital assets	372,441	145,247	227,194	156%
Realized gains on digital asset transactions	(58,107)	(20,126)	(37,981)	189%
Total operating expenses	1,158,213	1,363,491	(205,278)	(15)%

Other income (expenses):
Change in fair value of warrant liabilities	285,000	71,250	213,750	300%
Total other income (expenses)	285,000	71,250	213,750	300%

Net loss	$(640,071)	$(1,030,248)	390,177	(38)%

	For the Nine Months Ended September 30,		$ Change	% Change
	2023	2022	2023	2023

Revenues
Validator revenue	$1,013,503	$1,421,560	$(408,057)	(29)%
Total revenues	1,013,503	1,421,560	(408,057)	(29)%

Cost of revenues
Validator expense	278,726	313,972	(35,246)	(11)%
Gross profit	734,777	1,107,588	(372,811)	(34)%

Operating expenses:
General and administrative	$1,510,637	$1,595,296	$(84,659)	(5)%
Research and development	531,053	448,579	82,474	18%
Compensation and related expenses	1,450,546	2,731,713	(1,281,167)	(47)%
Marketing	11,121	74,249	(63,128)	(85)%
Impairment loss on crypto assets	1,251,950	12,347,472	(11,095,522)	(90)%
Realized gains on crypto asset transactions	(806,137)	(489,682)	(316,455)	65%
Total operating expenses	3,949,170	16,707,627	(12,758,457)	(76)%

Other income (expenses):
Change in fair value of warrant liabilities	142,500	1,140,000	(997,500)	(88)%
Distributions to warrant holders	-	(35,625)	35,625	N/A %
Total other income (expenses)	142,500	1,104,375	(961,875)	87%

Net loss	$(3,071,893)	$(14,495,664)	11,423,771	(79)%

Validator Revenue

The decrease in revenue during the 2023 Period as compared to the 2022 Period is primarily due to a drop in the fair value of our crypto assets earned as rewards for staking since the market’s highs in the first quarter of 2022. Although we believe the number of tokens we earn from staking and revenue recognized will increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the crypto asset markets may impact the market prices of the crypto assets we earn from staking.

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

Operating Expenses

General and administrative expenses consist of director compensation, legal and professional fees and other personnel and related costs. The decrease in the 2023 Period was primarily due to a decrease of $0.3 million in investor relation related costs compared to the 2022 Period as the Company focused on cost management and transitioning related efforts in-house from third-party engagements. These decreases were partially offset by a $0.2 million increases in legal service costs during the 2023 Period compared to the 2022 Period, driven primarily by services surrounding the Series V Preferred Distribution and related listing on Upstream Exchange.

Research and development expenses increased during the 2023 Period as the Company focused on the beta release of our proprietary StakeSeeker platform in the first quarter 2023, including responding to user feedback and continued planned feature development and incorporation onto the platform. We anticipate research and development costs to remain consistent as we continue to expand on technological solutions in the blockchain sector with a focus on cost management of our third-party development team.

Compensation and related expenses decreased during the 2023 Period primarily due non-cash $2.2 million equity-based contingent bonuses granted to employees and our non-employee directors during the 2022 Period for the achievement of performance milestones compared to only $0.7 million equity-based compensation during the 2023 Period. We believe our compensation expenses will increase slightly from those reported in the 2023 Period as the Company continues to utilize equity-based compensation incentives as a core part of our compensation strategy.

Marketing costs decreased during the 2023 Period as the Company focused on cost reduction efforts.

The decrease in operating expenses in the 2023 Period is primarily due to the impairment loss on crypto assets (which we refer to as a “Crypto Asset Impairment”) of $12.3 million during the 2022 Period, compared to only a $1.3 million Crypto Asset Impairment during the 2023 Period. Impairment charges are based on volatility in the crypto asset market and cannot be accurately predicted, but may subject the Company to the possibility of additional impairment charges on its crypto asset holdings.

The realized gain on crypto transactions increased during the 2023 Period as the Company sold approximately 968 ETH earned as rewards from our staking operations after liquidity was unlocked in April 2023 as part of Ethereum’s Shanghai upgrade.

Other Income (Expenses)

The changes in other income for the periods reported were primarily due to the decrease in the fair value of warrant liabilities. This non-cash expense is driven by the value of our stock price at the end of each quarter, which we cannot predict.

Net loss

The decrease in our net loss for the 2023 Period was primarily due to the decrease in operating expenses and changes in other income (expenses) as discussed above. We believe that our net loss may increase as the Company incurs increased costs related to the development of its StakeSeeker platform and incurs additional Crypto Asset Impairment losses due to volatility in the crypto asset markets.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through November 7, 2023, the Company sold a total of 3,442,181 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $15,626,000 at an average selling price of $4.54 per share, resulting in net proceeds of approximately $15,122,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2023, the Company had approximately $0.8 million of cash and working capital of approximately $8.4 million.

We view our crypto assets as long-term holdings and we do not plan to engage in regular trading of crypto assets other than for meeting operational cash needs. Further certain of our staked crypto assets may be locked up depending on the specific blockchain protocol and we may be unable to unstake them in a timely manner in order to liquidate to the extended desired. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

As of November 7, 2023, the Company had approximately $0.6 million of cash and cash equivalents and the fair value of the Company’s liquid crypto assets was approximately $19.3 million. The Company has no outstanding debt. As of November 7, 2023, the Company also has approximately $5.8 million available under the ATM Agreement over the next twelve months under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our stock price. The Company believes that the existing cash and liquid crypto assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next 12 months.

Cash Flows

Cash used in operating activities was approximately $2.6 million during the 2023 Period compared to approximately $129,000 for the 2022 Period. The sale of our remaining bitcoin holdings by the end of 2022 was the primary contributor to the $2.6 million operating cash inflows from the sale of non-productive crypto assets during the 2022 Period compared to $0 in the 2023 Period. We do not anticipate any future material cash inflows from the sale of non-productive assets, as our blockchain infrastructure strategy focuses primarily on acquiring and staking productive proof-of-stake blockchain networks. Additional non-cash adjustments to our operating cash flows consisted of approximately $1.3 million impairment loss on crypto assets (“Crypto Asset Impairment”) during the 2023 Period compared to approximately $12.3 million Crypto Asset Impairment during the 2022 Period. Impairment charges are based on volatility in the crypto asset market and cannot be accurately predicted. This is partially offset by the approximately $2.2 million equity-based contingent bonuses granted to employees and our non-employee directors during the 2022 Period for the achievement of performance milestones compared to only approximately $1.1 million equity-based compensation in the 2023 Period. We anticipate similar levels of equity-based compensation in future periods as reported in the 2023 Period.

Cash used in investing activities was approximately $186,000 during the 2023 Period compared to approximately $8.8 million for the 2022 Period. Net cash outflow for investing activities was used primarily for the purchase of crypto assets for our blockchain infrastructure operations. We anticipate purchase activity to remain lower and consistent with the levels reported during the 2023 Period as we focus our strategies on technical developments. The 2022 Period included large purchases of productive crypto assets to build on our blockchain infrastructure operations.

Cash provided by financing activities was approximately $1.1 million during the 2023 Period compared to approximately $10.5 million for the 2022 Period. The cash inflows from financing activities were entirely from proceeds from the Common Stock sold pursuant to the ATM Agreement during the 2023 Period. The cash inflows from financing activities during the 2022 Period was partially offset by a one-time return of capital distribution of approximately $631,000 made to record holders as of March 17, 2022. The Company plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of September 30, 2023, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our StakeSeeker platform, our plans and development of our StakeSeeker platform and the integration of Staking-as-a-Service, increase in the number of tokens we earn, plans to expand our PoS operations, growth opportunities for the Company, consistent purchase activity, our belief regarding blockchain, expected increase in our revenues and gross margins and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

Effective November 1, 2023, Upstream, in response to the current regulatory landscape in the U.S., announced its decision to suspend the ability for U.S. individuals to engage in securities trading activities including buying, selling, or depositing securities on Upstream. As a result, U.S. holders of Series V are now unable to transfer their shares of Series V to Upstream. Any U.S. holders who previously transferred their Series V shares onto Upstream have had their shares returned to our Transfer Agent (Equity Stock Transfer). We are in discussions with Upstream regarding potential options.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

November 9, 2023
	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Articles of Merger	8-K/A	7/31/15	3.1
2.2	Agreement and Plan of Merger	8-K/A	7/31/15	3.2
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Change – Reverse Stock Split	8-K	8/17/21	3.1
3.1(f)	Certificate of Designation – Series V	8-K	1/31/23	3.1
3.1(g)	Certificate of Amendment to the Series V Certificate of Designation	8-K	4/19/23	3.1
3.1 (h)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital	8-K	7/13/23	3.1
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended	10-Q	8/11/23	4.1
3.2	Bylaws	S-1	5/29/08	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/12/22	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

