Form 10-K
period 2023-12-31
BTCS Inc.
filed 2024-03-21
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commissions file number 001-40792

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

9466 Georgia Avenue #124, Silver Spring, MD	20910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (202) 430-6576

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BTCS	The Nasdaq Stock Market
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $11.0 million, based on the closing sales price of Common Stock of $1.19 on June 30, 2023.

As of March 19, 2024, there were 15,691,209 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2023.

BTCS INC.

PART I

ITEM 1. BUSINESS

BTCS Inc. (“BTCS” or the “Company”) is a Nasdaq listed company operating in the blockchain technology sector since 2014 and is one of the only U.S. publicly traded companies with a primary focus on proof-of-stake blockchain infrastructure. Our core focus is on driving scalable growth through a diverse range of business streams leveraging and built on top of our core and proven blockchain infrastructure operations. BTCS secures and operates validator nodes on cutting-edge blockchain networks that power Web 3, earning native token rewards by staking our proof-of-stake crypto assets (also referred to “cryptocurrencies”, “crypto”, “crypto assets”, “digital assets”, or “tokens”), with an emphasis on Ethereum. Our innovative “StakeSeeker” platform empowers crypto holders with an analytics-focused cryptocurrency dashboard. We also offer a non-custodial Staking-as-a-Service solution, enabling users to earn staking rewards, while we earn a percentage of token holders’ rewards, creating the potential for scalable revenue with limited additional costs. We recently introduced “Builder+”, an Ethereum block builder. Builder+ leverages advanced algorithms to maximize profit through optimized block construction and creates opportunities for new scalable revenue streams.

OUR BUSINESS

Blockchain Infrastructure

BTCS’s blockchain infrastructure entails operating validator nodes (or “nodes”) on various proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”)-based blockchain networks. In connection with the validation of transactions occurring on those blockchain networks, BTCS stakes (or “delegates”) blockchain-based crypto assets native to those blockchains networks (“native crypto assets”) to earn staking rewards. We also specialize in operating validator nodes on various PoS and dPoS-based blockchain networks, including Ethereum, Cosmos, Kava, Tezos, Avalanche, Kusama, Mina, Akash, Evmos, Oasis, and NEAR Protocol.

BTCS utilizes cloud infrastructure to operate and run its validator nodes and does not operate a data center or own physical assets such as servers. In addition to staking our crypto assets to our nodes, we also stake certain crypto assets to nodes operated by third-parties.

PoS blockchain infrastructure is akin to Bitcoin’s proof-of-work (“PoW”) mining consensus mechanism but differs in a few key ways. PoW is a consensus mechanism that requires nodes to dedicate computational resources to validate transactions on a blockchain. In PoW, miners use energy-consuming computers to do “work,” and they are rewarded with crypto assets for validating transactions on the blockchain. The reward is comprised of transaction fees and crypto assets. Conversely, PoS is a consensus mechanism that requires validator nodes to dedicate financial resources in the form of crypto assets, which are staked to participate in the consensus algorithm. Validators, the equivalent of miners in PoW networks, operate nodes and validate transactions on the blockchain. Validators are rewarded in crypto assets for aligning behavior with the rules of the algorithm.

We primarily earn crypto assets through the operation of our non-custodial validator nodes, with the intention of enhancing our production of crypto assets in various blockchain networks. While we have no formal policy, our primary objective is to hold and re-stake these earned crypto assets for network security and additional production opportunities, we may, on occasion, sell a portion for cash to meet operational needs. Our primary cryptocurrency exchange is Kraken; however, we also have basic accounts with multiple alternative cryptocurrency exchanges and OTC desks. As of the filing date, we have no exclusive agreements with any cryptocurrency exchanges, nor do we maintain margin or other type accounts that could create additional liability for the Company. Our approach to our crypto asset holdings remains adaptable to evolving market conditions and operational requirements.

Details of the Company’s crypto asset held can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Staking-as-a-Service

Through BTCS’s blockchain infrastructure operations, we validate transactions on behalf of those who delegate their crypto holdings (or “Stake”) to BTCS-operated validator nodes (referred to as “Staking as a Service” or “StaaS”) on dPoS blockchains.

Delegation is a non-custodial process that allows token holders (“Delegators”, or “customers”) to maintain control of their private keys and revoke their delegation at any time (subject to the rules of a particular blockchain). There is no transfer of ownership, often referred to as “private keys”, of any Delegator’s crypto assets as part of the Delegation process. Delegation provides a method for token holders to designate to a validator node operator the ministerial task of running a validator node while still participating in the network consensus mechanism and earning rewards.

StaaS providers are operators of computer infrastructure and validation software that allow them and their Delegators to stake certain native crypto assets utilizing a dPoS consensus protocol. dPoS protocols provide for the validation of transactions on the related network as well as a “sybil resistance” mechanism to help secure the network.

The nodes comprising a blockchain network use a protocol (or set of rules) to reach an agreement as to whether a given transaction proposed by a user of the network is valid under the rules of the protocol and should be added to the ledger (such agreement being referred to as “consensus”). Protocols typically group transactions into blocks that can only be added to the common ledger when validated by a sufficient percentage of a dispersed network of unrelated computers or servers called “nodes” in the network. A complete record (or “blockchain”) is maintained on the ledger by adding these groups (or “blocks”) of transactions to the chain, and the nodes constantly automatically monitor the blocks to ensure record accuracy.

dPoS networks rely on validators who own native crypto assets and operate nodes for the network to confirm the validity of the transactions comprising each block to be added to the network ledger. The dPoS protocol software run by the relevant network nodes generally determines the validator node for each block at random, though each blockchain may have differing selection criteria. To be eligible to validate transactions and to write new blocks to the chain, validators are required to “stake” the relevant native crypto assets whereby validators commit value (in the form of the native crypto asset) to the underlying network and lock their native crypto assets, preventing them from otherwise transacting with those native crypto assets while they are staked. The dPoS mechanism is a sybil-resistance tool (fights against attacks on nodes) that incentivizes validators to confirm transactions that conform to the rules of the protocol at the risk of losing their staked crypto assets (“slashing”). Validators utilizing their native crypto assets to participate in dPoS protocols secure the relevant network and receive staking rewards for doing so.

As a non-custodial Validator operator, BTCS may charge a validator node fee, typically determined as a percent of the crypto asset rewards earned on crypto assets delegated to its node, creating the opportunity for potential scalable revenue and business growth with limited additional costs. This fee is broadcast by the Validator to the network and publicly available. Both the crypto reward paid to the Delegator and the crypto fee paid to the Validator are distributed by the blockchain network. These “validator fees” in the dPoS network encourage validators to participate in the network and thereby help to secure and decentralize the network.

A StaaS provider maintains a ministerial role in validating transactions on a given dPoS network on behalf of its Delegators by: (1) arranging transactions using open-source software to stake the relevant crypto assets; (2) monitoring the nodes it is operating to ensure the computers remain online to validate transactions; and (3) verifying transactions on the network when required.

As a StaaS provider, BTCS does not take custody of or pool Delegator crypto assets or Delegator crypto rewards (i.e. BTCS does not take possession of users’ private “keys” or “crypto”). The rewards earned on delegated crypto assets are sent directly to Delegators by the respective blockchain network and are never in BTCS’s possession. Therefore, BTCS does not obtain custody or facilitate transfers of any third-party crypto assets in its role as a Validator or StaaS provider.

StakeSeeker Platform

The Company’s internally developed “StakeSeeker” platform is a personal finance software and education center with a comprehensive crypto dashboard for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. The StakeSeeker dashboard reads user data from digital wallets and utilizes application programming interfaces (APIs) to read data from crypto exchanges and is non-custodial, meaning it does not allow for the trading or custody of crypto assets. StakeSeeker’s Stake Hub functions as an educational center, offering users guidance on how to delegate their crypto assets to our non-custodial validator nodes, along with the ability to monitor such delegation activities through data analysis. StakeSeeker does not provide or facilitate direct crypto asset delegation through its StakeHub, nor does it facilitate transaction execution on our platform. Stake Hub’s primary role is to offer instructional support and monitoring capabilities. Crypto asset holders are able to delegate to our validator nodes without signing up for our StakeSeeker platform; conversely, crypto asset holders can delegate to validator nodes not operated by the Company and utilize our StakeSeeker software and data analytics. The StakeSeeker platform is currently free-to-use for registered users so is not currently generating revenue. The Company is not a broker-dealer or an investment advisor and does not provide any such related services. StakeSeeker operates exclusively as an informational and educational resource for the monitoring and analysis of crypto assets, with its non-custodial and non-transactional approach ensuring compliance with federal securities laws, thereby precluding any regulatory concerns as the platform continues to develop.

StakeSeeker provides a valuable analytical platform to crypto enthusiasts and strategically seeks to entice users with its features. One underlying strategic objective of the platform is to drive the expansion of Delegators to our validator nodes. The growth of the size of delegations is central to the scalability of BTCS’s StaaS business strategy. The Company believes that StaaS provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain network consensus, thereby promoting the growth and adoption of blockchain technology.

The estimated staking rewards, expressed as the Annual Percentage Reward (APR), as displayed on StakeSeeker’s Stake Hub and our StakeSeeker website (www.stakeseeker.com), are determined using the most recent network data obtained through API data pulls from www.stakingrewards.com, a third-party blockchain data provider. To ensure accuracy and consistency, BTCS conducts periodic checks to validate the APR data obtained against the data reported on each respective blockchain network’s blockchain explorer. Disclosure on StakeSeeker’s website clearly states that the APR presented is not guaranteed and does not include StakeSeeker’s validator fee. The APR figures are provided for informational purposes and are subject to change based on the dynamics of the underlying blockchain networks.

The Company anticipates taking the StaaS Platform out of beta prior to the end of 2024. The current functionality allows crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. In the future we may add support for additional blockchains and provide other analytic tools. We are also exploring the feasibility of adding Ethereum non-custodial staking to StakeSeeker in 2024. We anticipate the costs associated with doing so would be in line with our historical research and development costs.

Ethereum Block Building

On February 1, 2024, we introduced Builder+, a newly developed Ethereum block builder (“Builder”) to maximize validator earnings by utilizing advanced algorithms to construct optimized blocks for on-chain validation. Builders actively monitor the Ethereum transaction queue, known as the “mempool”, for pending transactions and strategically reorder them to create ‘optimized blocks’ containing transactions with the highest fees. Builders pay a fee to Validators for block space in order to increase the chances of their blocks being selected by a validator and, in return, earn the associated crypto transaction fees.

Builder+ represents an innovative extension of our core Ethereum blockchain infrastructure operations, aimed at driving scalable revenue growth by leveraging our current Ethereum validator operations. We seek to capture a larger share of the Builder market within the Ethereum ecosystem with Builder+ and secure a share of the crypto rewards generated by Ethereum validators who use Builder+. We believe this market offers significant potential for scalable revenue growth.

Builder+ was in the development and testing phase in 2023 and did not have a material impact on our operations or 2023 financial results.

ChainQ

ChainQ is an under-development AI-powered blockchain data and analytics platform, designed to allow users to query real-time and historical on-chain blockchain data. Through comprehensive indexing of public blockchain data from our Blockchain Infrastructure operations, ChainQ is intended to provide an intuitive and straightforward platform for users to access on-chain data. We continue to incur costs associated with the research and development of ChainQ, with a goal to publicly launch in 2024.

Custody and Key Storage

BTCS prioritizes self-custody of its crypto assets through secure storage of most of its crypto assets in cold digital wallets, with the goal of typically maintaining less than 0.1% of its crypto assets on crypto exchanges at any given time, except during necessary transfers between wallets and exchanges for sales or purchases. Occasionally, we may use hot wallets or move crypto assets to exchanges for operational or transactional requirements. Additionally, we regularly transfer crypto assets to more secure cold wallets when appropriate. As of December 31, 2023, 97% of BTCS’s crypto assets were held in cold storage wallets and 3% of crypto assets were held in other storage wallets, including hot wallets.

The Company currently does not maintain any insurance policies that provide coverage for potential losses of crypto assets in cases of theft, lost keys, or any other events that might lead to the loss of private keys or crypto assets held within our secure digital wallets.

Our cold wallet private keys are protected through a variety of methods, including key sharding, key encryption, and offline encrypted key storage in safety deposit boxes situated across multiple geographic locations. We believe this multi-layered approach ensures the utmost security for our crypto assets.

As a result of our prioritizing the self-custody of our crypto assets, our exposure to crypto related companies that have declared bankruptcy such as FTX, BlockFi, and Celsius has been limited to the negative impact these platforms had on the value of our assets in the crypto markets.

INDUSTRY AND MARKET OVERVIEW (CRYPTO ASSET AND BLOCKCHAIN TECHNOLOGIES)

Blockchain and Cryptocurrencies

BTCS prioritizes self-custody of its crypto assets through secure storage of most of its crypto assets in cold digital wallets, with the goal of typically maintaining less than 0.1% of its crypto assets on crypto exchanges at any given time, except during necessary transfers between wallets and exchanges for sales or purchases. Occasionally, we may use hot wallets or move crypto assets to exchanges for operational or transactional requirements. Additionally, we regularly transfer crypto assets to more secure cold wallets when appropriate. As of December 31, 2023, 97% of BTCS’s crypto assets were held in cold storage wallets and 3% of crypto assets were held in other storage wallets.

The Company currently does not maintain any insurance policies that provide coverage for potential losses of crypto assets in cases of theft, lost keys, or any other events that might lead to the loss of private keys or crypto assets held within our secure digital wallets.

Our cold wallet private keys are protected through a variety of methods, including key sharding, key encryption, and offline encrypted key storage in safety deposit boxes situated across multiple geographic locations. We believe this multi-layered approach ensures the utmost security for our crypto assets.

As a result of our prioritizing the self-custody of our crypto assets, our exposure to crypto related companies that have declared bankruptcy such as FTX, BlockFi, and Celsius has been limited to the negative impact these platforms had on the value of our assets in the crypto markets.

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

Recent actions taken by the SEC, including enforcement actions brought against crypto asset companies with a focus on custodial staking, are more particularly described under certain “Risk Factors”, demonstrate the SEC’s position that many, if not most, crypto assets may be securities and therefore reflect the reality that we will likely face increased government regulation and oversight as our industry and government treatment of the crypto assets on which our operations are based continue to evolve. These developments follow the SEC’s July 25, 2017, DAO Report, wherein its Chairman expressed concerns about the “Wild West” nature of the cryptocurrency market. More recently, the SEC Enforcement Division has taken action against crypto asset focused enterprises, and if the interpretations of federal securities laws are further expanded to apply to the Company, it would adversely affect the Company’s future acquisition of crypto assets by limiting the amount of crypto asset securities (“Digital Securities”) it may acquire, potentially limiting or precluding the use of its blockchain infrastructure and other operations, and creating increased compliance and legal costs. In October 2020 the U.S. Department of Justice (“DOJ”) published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the DOJ’s strategies and abilities to handle the threats posed by digital assets. In January 2023, the House of Representatives created the Financial Services Subcommittee on Digital Assets with the goal to develop rules and policies covering digital assets. In addition, each state has its own securities laws and regulations with varying provisions and effects, any of which may require us to alter or reduce our current or planned operations in the future. We continue to monitor legislative matters related to our industry.

Because of the foregoing or other regulatory developments, in the future, before we acquire or transact in crypto assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or other type of security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the requirement under Investment Company Act of 1940 (the “1940 Act”) that no more than 40% of our assets (excluding cash items) constitute investment securities to avoid being deemed an investment company, we will limit the amount of Digital Securities we acquire. Further, while we believe our operations and platform are meaningfully different than Kraken’s and Coinbase’s custodial staking platforms that were subject to SEC enforcement proceedings in 2023, that development or future positions the SEC may take, including potentially against us and our business, may demonstrate a differing view and require us to adjust, reduce, limit or even cease some or all of our operations or business plans. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

Gary Gensler, the current SEC Chairman, has continued to voice his concerns about and continued intention to regulate crypto assets, referring to decentralized finance, or DeFi, platforms that focus on crypto assets as well as the crypto assets themselves, and concluding by stating that the SEC would “continue to take our authorities as far as they go.” In late 2023, Mr. Gensler stated that cryptocurrency entrepreneurs have “generally built a business model around noncompliance with the law.” There has not been any definitive guidance provided as of the date of this Report, however a number of regulatory proceedings and enforcement actions have been brought against crypto assets developers and their proponents such as Coinbase, Binance, and Kraken.

The Company may acquire additional crypto assets and continues to develop and expand upon its StakeSeeker, Builder+, and ChainQ platforms to enable it to offer a wider range of functions and availability for use with a greater variety of crypto assets. The Company currently owns and plans to expand its crypto asset holdings, both through staking its existing crypto asset holdings on PoS blockchain networks and potentially through other means. To avoid being inadvertently classified as an investment company under the 1940 Act, we actively focus, in consultation with legal counsel, on ensuring that our ownership of assets that are not considered securities under the 1940 Act always exceed 60% of our total assets, excluding cash items. In separate SEC complaints, the SEC identified Cardano, Tezos, Solana, Cosmos, Polygon, Axie Infinity, and NEAR Protocol crypto assets as securities. As a matter of practice the Company typically targets keeping in excess of 60% of the Company’s total assets (excluding cash and government securities) in Ethereum. Therefore, to the extent the SEC identified all other crypto assets held by the Company excluding Ethereum as securities, the Company would still not meet the definition of an “investment company” under Section 3(a)(1)(C) of the 1940 Act. By doing so, we can avoid being subject to the regulatory requirements and oversight that apply to investment companies.

The Company has conducted a detailed legal analysis which has led us to determine that certain crypto assets that are identified as securities by the SEC should not impact our business, financial condition, and results of operations. Provided, however, if over 40% of our assets are considered securities, excluding cash, we may be considered a 1940 Act company (see the risk factor on page 12 herein). Further, the aforementioned assessments are risk-based judgments and not a legal standard or determination binding on any regulatory body or court. To the extent a regulatory body or court finds that our conclusions are incorrect, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

In addition to the securities laws and investment company considerations, as our business model and operations continue to evolve, including StakeSeeker, Builder+, and ChainQ we may become subject to additional laws and regulations. For example, to the extent we collect, analyze, distribute, or otherwise use data concerning individuals or entities and their holdings and transactions, we may become subject to the ever-growing number of data privacy and security laws within and without the U.S. which often have far-reaching implications for businesses. In general these laws require disclosure and preventative measures designed to protect users from unauthorized access or disclosure of their personal information, and impose fines and sanctions for failure to comply with their requirements. On the other hand, because transactions in crypto assets often provide a reasonable degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of crypto platforms and operations such as ours, and there is the possibility that regulators could close crypto platforms or other crypto asset-related technology and infrastructure with little or no notice or opportunity for challenge, and prevent users of custodial platforms from accessing or retrieving crypto assets held on or connected to such platforms or infrastructure. For example, lawmakers and regulators have in recent years expressed views that government oversight is needed, including with a view to curtailing the use of crypto asset use for malign and illegal activities.

Many PoW crypto assets have also been subject to skepticism due to concerns about the high energy consumption used in mining on blockchain networks. In the U.S., in March 2022 President Biden issued Executive Order 14067 on Ensuring the Responsible Development of Digital Assets, which prioritized the responsible development of crypto assets in a manner which includes reducing negative climate impacts and environmental pollution. In November 2022, the Governor of New York signed a law banning certain bitcoin mining operations that run on carbon-based power sources for two years. While our focus is currently on PoS blockchain networks which use significantly lower amounts of energy when compared to PoW, future regulations may arise in response to these concerns that could apply to us and the cryptocurrency industry as a whole.

Given the growing interest by regulators and other stakeholders, we anticipate that legislation and regulation of crypto assets is forthcoming and will intensify in the future.

Given the above developments, both our current and planned operations, and the cryptocurrency industry in general, continue to be subject to expanding, complex and uncertain government oversight. See “Risk Factors” beginning on page 12 and “Business” beginning on page 3 for more information.

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

COMPETITION

The Company’s current and future competition is centered on the following areas:

●

Exchange-Based Companies: Companies in the exchange industry that offer both custodial and non-custodial staking solutions as well as other blockchain infrastructure and data analytics pose a significant competitive challenge. These exchanges often boast substantial customer bases, making it easier for them to attract those looking for integrated staking services, portfolio tracking, and position them well to enter blockchain infrastructure operations. Additionally, they may possess greater resources, allowing them to enhance their custodial or non-custodial staking offerings and other offerings in the future.

●

Crypto Asset-Focused Companies and Node Operators: Numerous companies and node operators specializing in crypto assets compete with our non-custodial crypto asset staking services and validator node operation. Key competitors in this space include companies such as Blockdaemon, Allnodes, Everstake, Figment, P2P, Foundry, Stakin, and Stakefish.

●

Analytic Services Providers: Various mobile applications, websites, and niche aggregation sites, such as CoinTracker, Koinly, CoinLedger, and Rotki, offer similar analytic services. These competitors provide tools and insights that may overlap with StakeSeeker’s offerings.

●	Secure Storage Solution Providers: Providers of mobile applications and websites that offer secure storage solutions for crypto assets represent another category of competition.
●

Traditional Financial Service and Data Analytics Firms: Established financial service firms and data analytics companies serving traditional asset markets may choose to enter the market by offering data analytic solutions as well as their own custodial or non-custodial staking for crypto assets. These entities can leverage their extensive resources, market presence, and expertise to enter the market.

●

Cryptocurrency-Focused Companies: Companies specializing in cryptocurrency-related services, including exchanges, payment processing, and financial services, are formidable competitors in the crypto asset space.

●

On-Chain Blockchain Data Providers: Companies offering data analytics and insights services, with accessible on-chain blockchain data and user-friendly interfaces, like Chainalysis and Elliptic, pose competition in providing vital data and insights for crypto assets.

●	Ethereum Block Builders and Relay Providers: Competition also exists for Builder+, our block building initiative, from other Ethereum block builders or relay providers who currently have significant market share.

Many of our current and potential competitors enjoy advantages such as greater financial resources, longer operational histories, larger user bases, bigger teams, and stronger brand recognition. Most are also not burdened with the additional costs and time commitments required of being an exchange-listed public company. These competitors may allocate more substantial resources to technology development, infrastructure enhancement, and marketing efforts. Moreover, they may be able to develop and deploy solutions more rapidly than us.

In addition to existing competitors, the Company must contend with the potential of new entrants to the industry and the possibility of industry consolidation through business combinations and alliances, which could further strengthen the competitive positions of our rivals. Given our small team and relative lack of capital to many peers, we acknowledge that we face a competitive disadvantage in this landscape.

ASSETS

The Company’s primary assets consist of its crypto assets and cash as well as its human capital and intellectual property noted below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

Our business depends in large part on our proprietary technology, particularly with regards to StakeSeeker, the operation of validator nodes as part of our blockchain infrastructure, our efforts and development with respect to our initiatives, and our brand. We rely on, and expect to continue to rely on, a combination of trademark, domain name, and trade secret laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and intellectual property rights.

GROWTH STRATEGY

BTCS remains steadfast in its commitment to its core business of blockchain infrastructure operation, validation, and data analytics. Our growth strategy is structured around expanding our infrastructure, attracting a larger Delegator base, tapping into the Ethereum MEV market through Builder+, and launching ChainQ as a revenue-generating platform. These initiatives are discussed further below and are designed to position us for sustainable growth in the dynamic and evolving blockchain industry. We will continue to monitor and adapt our strategy to remain competitive and capitalize on emerging opportunities in the blockchain space.

Expansion of Blockchain Infrastructure:

Our primary objective is to expand our presence in the blockchain ecosystem by operating validator nodes on PoS and dPoS-based blockchain networks. To achieve this, subject to available capital, we plan to continue to identify promising blockchain networks and allocate resources towards the development and operation of validator nodes.

Growth of Delegator Base and Assets:

A critical component of our growth strategy is to increase the number of Delegators and crypto assets delegated to our validator nodes including our own. We plan to achieve this by: 1) acquiring more crypto assets and staking them to our nodes, and 2) enhancing the StakeSeeker platform’s capabilities as an educational center and analytical tool. We believe that leveraging StakeSeeker’s capabilities to provide insights and guidance will foster trust and confidence among potential Delegators.

Penetrating Ethereum Block Builders Market with Builder+:

We believe we are strategically positioned to capture a large share of the Builder market within the Ethereum ecosystem and available MEV rewards through the introduction of Builder+. Builder+ is an innovative solution designed to optimize validator earnings by actively monitoring the Ethereum mempool and strategically reordering transactions to create optimized blocks. To achieve this, we plan to promote Builder+ and will seek to build strategic relationships to expand its adoption. Continuous refinement of Builder+ algorithms and strategy will be a priority to ensure competitiveness and maximize rewards for validators.

Roll Out Subscription-Based ChainQ Offering:

We are actively developing ChainQ, an AI-powered blockchain data and analytics platform, with the goal of launching it as a subscription-based service in 2024. ChainQ plans to provide users with access to real-time and historical on-chain blockchain data. To achieve this, we plan to work towards the completion of the development of ChainQ, potentially establish partnerships and collaborations with other blockchain projects for integration, and implement a subscription-based pricing model to monetize the platform.

HUMAN CAPITAL / EMPLOYEES

As of December 31, 2023, we had five full-time employees, all of whom work full-time, none of which are covered by a collective bargaining agreement. We engage third-party contractors and consultants on an as-needed basis.

We are a remote-first Company. We believe that allowing our employees to work in the location that best suits them provides us access to a larger talent pool and a sustained advantage in hiring and retaining employees and consultants in the United States and worldwide.

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

We are committed to the principles of equal employment and complying with all federal, state, and local laws providing equal employment opportunities, and all other employment laws and regulations. It is our intent to maintain a work environment that is free of harassment, discrimination, or retaliation because of age, race, color, national origin, ancestry, religion, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation, and related medical conditions), physical or mental disability, genetic information (including testing and characteristics), veteran status, uniformed servicemember status, or any other status protected by federal, state, or local laws. We are dedicated to the fulfillment of this policy in regard to all aspects of employment, including but not limited to recruiting, hiring, placement, transfer, training, promotion, rates of pay, and other compensation, termination, and all other terms, conditions, and privileges of employment.

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

CAPITALIZATION

The following table details the Company’s capitalization as of March 19, 2024.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	15,691,209
Restricted Stock Units Issued (Not Vested)	1,806,373
Options to Purchase Common Stock (weighted average exercise price of $2.04)	1,200,000
Warrants to Purchase Common Stock (weighted average exercise price of $11.50)	712,500
Total Common Shares Diluted	19,410,082
Series V Preferred Stock (non-convertible)	14,567,829

The table above describes the shares of Common Stock and Preferred Stock which are outstanding and/or are issuable under outstanding securities. The Series V preferred Stock is perpetual and does not convert into shares of the Company’s Common Stock.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements, including our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our business, including but not limited to Builder+, StakeSeeker, and Chain, plans to expand our PoS operations, growth opportunities for the Company, our belief regarding blockchain, expected increase in our revenues and gross margins and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are subject to various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; virtual and cyber threats to our directors, officers, and employees; and threats to the security of our infrastructure and assets. To mitigate the threats to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors, and have integrated these processes into our overall risk management systems and processes. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make investments as may be required to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies has contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises.

As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our cybersecurity risk management program (“cybersecurity program”) is designed and assessed by leveraging the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), customized to align with our entity size, risk profile, and industry best practices. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

The key objectives for the Company’s cybersecurity program are to implement and sustain effective security controls to stop intrusion attempts and to maintain and continuously improve its ability to respond to attacks and incidents. Success in achieving these objectives relies upon using quality technology solutions, cultivating and maintaining a team of skilled professionals, and continuously improving processes. Our cybersecurity program in particular focuses on the following key areas:

Risk Assessment: We conduct risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments are designed to identify reasonably foreseeable internal and external material cybersecurity risks to our critical systems, information, products, services, and our broader Company-wide IT environment, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Risk assessments take into account information from internal stakeholders, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants as needed. The results of our assessments are used to develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment that is then periodically reported to our Board and Audit Committee.

Technical Safeguards: We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.

Incident Response and Recovery Planning: We have established a comprehensive incident response and recovery plan that guides our response in the event of a cybersecurity incident.

Vendor Risk Management: We have implemented a robust vendor risk management program, which is designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers in response to questionnaires and meetings as well as information from third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities, and investigate security incidents that have impacted our third-party providers, as appropriate. We also obtain and review Systems and Organization Control (“SOC”) reports from several of our key service providers.

Education and Awareness: Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees and third-party contractors of the importance of handling and protecting data, including through privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. All employees and third-party contractors are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident.

Governance

Our senior management team, led by our Chief Financial Officer and Chief Technology Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

The Audit Committee of our Board of Directors considers cybersecurity risks and other information technology risks as part of its risk oversight function and evaluates our risk assessment and management policies, including periodic discussions with our senior officers. In addition, management updates the Board of Directors, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Our Audit Committee also meets at least quarterly with our independent registered accounting firm and communicates with them regarding any cybersecurity-related risks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is listed and traded on the Nasdaq Stock Market under the symbol “BTCS”. The last reported sale price of our Common Stock on March 19, 2024 was $1.22.

HOLDERS

As of March 19, 2024, there were 177 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

DIVIDENDS

Effective January 27, 2023, the Company’s Board of Directors (the “Board”) approved the issuance of a newly designated Series V Preferred Stock (“Series V”) on a one-for-one basis to the Company’s shareholders (including restricted stock unit holders and warrant holders who were entitled to such distribution). The distribution of Series V shares was approved and completed on June 2, 2023 to shareholders as of the record date of May 12, 2023. The Series V: (i) is non-convertible, (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting and (iv) has certain rights to dividends and distributions (at the discretion of the Board). A total of 14,542,803 shares of Series V Preferred Stock were distributed to shareholders on June 2, 2023. In June 2023, the Series V shares commenced trading on Upstream, a Merj Exchange market (“Upstream”). In November 2023, Upstream announced that it was no longer providing U.S. individuals with the ability to trade on Upstream. All Series V shares owned by U.S investors were returned to the transfer agent.

On January 5, 2022, the Board declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. Shareholders were provided the option to receive proceeds of their dividend payable in either cash or Bitcoin. The dividend distributions were considered a return of capital distribution for IRS income tax purposes as the value was in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. The total value of dividends paid in 2022 was approximately $631,000. The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to those unregistered securities previously disclosed in reports filed with the SEC, during the year ended December 31, 2023, we have issued securities without registration under the Securities Act of 1933 (the “Securities Act”), as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Executive Officers (1)	January 1, 2023	354,713 shares of restricted stock	Performance awards
Executive Officers (1)	January 1, 2023	50,000 shares of restricted stock units	Compensation for services
Non-Employee Directors (1)	March 31, 2023	27,576 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	June 30, 2023	31,647 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	September 29, 2023	39,894 shares of restricted stock	Compensation for services
Non-Employee Director (1)	December 29, 2023	23,007 shares of restricted stock	Compensation for services

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to an accredited investor and there was no general solicitation.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report. When we refer to the “Fiscal 2023” and the “Fiscal 2022” we are referring to the years ended December 31, 2023 and December 31, 2022, respectively.

COMPANY OVERVIEW

BTCS Inc. is a Nasdaq listed company operating in the blockchain technology sector since 2014 and is one of the only U.S. publicly traded companies with a primary focus on proof-of-stake blockchain infrastructure. Our core focus is on driving scalable growth through a diverse range of business streams leveraging and built on top of our core and proven blockchain infrastructure operations.

Blockchain Infrastructure

The Company specializes in operating validator nodes on various delegated proof-of-stake and proof-of-stake based blockchain networks, with an emphasis on Ethereum. We earn native token rewards by validating transactions across various blockchain networks by staking our crypto assets on validator nodes operated by BTCS and third parties. Subject to available capital and the restrictions of certain blockchains, BTCS intends to expand its blockchain infrastructure operations to secure other disruptive blockchain protocols that allow for delegating, which presents a significant growth opportunity for the Company.

Our evaluation of blockchain networks involves comprehensive due diligence procedures, including assessments of blockchain quality, reward potential, and the technical challenges associated with running validator nodes. Criteria for assessing blockchain quality encompass factors such as i) market and on-chain statistics, ii) liquidity, iii) potential blockchain utility, iv) history and milestones, v) growth and development roadmap, vi) use cases, vii) community interest, vii) quality of documentation, viii) decentralization, and ix) any other publicly available information.

StakeSeeker – Staking-as-a-Service

BTCS’s Staking-as-a-Service (“StaaS”) business model allows for crypto asset holders to earn token rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company operated validator nodes. As a non-custodial validator operator, the Company receives a percentage of a crypto asset holders’ staking rewards generated as a validator node fee, for our ministerial role in hosting the validator node. This creates an opportunity for scalable revenue and business growth with limited additional costs. The Company’s StaaS strategy provides a more accessible and cost-effective alternative for crypto asset holders to participate in blockchain networks’ consensus mechanisms, promoting the growth and adoption of blockchain technology.

The Company’s internally-developed “StakeSeeker” platform is a personal finance software and education center with a comprehensive crypto dashboard for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. The StakeSeeker dashboard reads user data from digital wallets and utilizes application programming interfaces (APIs) to read data from crypto exchanges and does not allow for the trading or custody of crypto assets. StakeSeeker’s Stake Hub functions as an educational center, offering users guidance on the delegation of their crypto assets to our non-custodial validator nodes, along with the ability to monitor such delegation activities through data analysis. StakeSeeker does not provide or facilitate direct, crypto asset delegation or transaction execution on our platform. The Stake Hub’s primary role is to offer instructional support and tracking capabilities. There is no active process for crypto asset delegation through the Stake Hub dashboard; it is primarily a monitoring tool. Crypto asset holders are able to delegate to our validator nodes without signing up for our StakeSeeker platform; conversely, crypto asset holders can delegate to validator nodes not operated by the Company and sign up for StakeSeeker to utilize our software and data analytics. The StakeSeeker platform is currently free-to-use for registered users so is not currently generating revenue. The Company is not a broker-dealer or an investment advisor and does not provide any such related services.

A StaaS provider maintains a ministerial role in validating transactions on a given dPoS network on behalf of its Delegators by (1) arranging transactions using open-source software to stake the relevant crypto assets; (2) monitoring the nodes it is operating to ensure the computers remain online to validate transactions; and (3) verifying transactions on the network when required.

As a non-custodial StaaS provider, we do not hold or take possession of any Delegator funds, crypto assets, or crypto asset rewards at any point during the staking or delegation process. Delegation does not involve the transfer of crypto asset ownership to a Validator. During the process of staking, delegated crypto assets remain in the Delegator’s digital wallets. The blockchain network calculates rewards earned, which are then distributed directly to the Delegator’s wallet. At no point does the Validator gain access, control, or custody of the original staked crypto assets or the earned crypto rewards through staking to its node. Therefore, the Company does not have any exposure to the custodial risks that a crypto exchange would have related to excessive redemptions or withdrawals of crypto assets, suspension of redemptions, or withdrawals. Further, we do not issue or hold crypto assets on behalf of third parties and have no exposure to the risks an exchange would have with respect to loans, rehypothecation, or margin.

The following table sets forth the number of third-party crypto assets delegated to our non-custodial validator nodes as of December 31, 2023:

Blockchain	Delegated Crypto Assets (Native Tokens)	Delegated Crypto Assets ($USD)
Cosmos	81,000 ATOM	$858,000
Akash	190,000 AKT	$465,000
Near protocol	89,000 NEAR	$325,000
Oasis	1548,000 ROSE	$213,000
Avalanche	1,000 AVAX	$39,000
Kava	34,000 KAVA	$30,000
Total		$1,930,000

Builder+ – Ethereum Block Building

In January 2024, we introduced “Builder+”, an Ethereum block builder. Builder+ utilizes advanced algorithms to maximize validator earnings by constructing optimized blocks for on-chain validation. We believe Builder+ should enhance our Ethereum blockchain infrastructure and create opportunities for new scalable revenue streams on Ethereum’s blockchain. Builder+ did not have a material impact to 2023 operations.

ChainQ – AI Analytics

ChainQ is an under-developed AI-powered blockchain data and analytics platform, designed to allow users to query real-time and historical on-chain blockchain data. Through comprehensive indexing of public blockchain data from our Blockchain Infrastructure operations, ChainQ is intended to provide an intuitive and straightforward platform for users to access on-chain data.

Crypto Assets

The tables below describes BTCS’s quarterly crypto assets holdings as of the end of Fiscal 2022 through the end of Fiscal 2023.

Crypto Assets Held at Period End

Asset	2022 Q4	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Ethereum (ETH)	8,454	8,524	7,833	7,748	7,815
Cardano (ADA)	262,860	262,860	263,293	264,751	265,254
Kusama (KSM)	6,493	6,767	6,946	7,246	7,313
Tezos (XTZ)	73,486	74,765	25,375	25,760	26,174
Solana (SOL)	7,371	7,493	7,621	7,752	7,845
Polkadot (DOT)	7,280	7,526	7,882	8,284	8,650
Cosmos (ATOM)	96,318	102,298	243,472	256,784	270,098
Polygon (MATIC)	480,825	486,806	492,965	499,548	506,010
Avalanche (AVAX)	17,178	17,178	17,824	17,824	17,842
Axie Infinity (AXS)	42,030	46,482	50,955	55,584	60,552
Kava (KAVA)	290,909	304,968	315,362	327,862	345,394
Band Protocol (BAND)	992	992	992	992	992
Mina (MINA)	74,177	79,937	81,377	84,257	90,017
Oasis Network (ROSE)	359,607	2,569,991	2,600,279	2,626,600	2,647,629
Akash (AKT)	107,405	110,213	113,063	115,735	119,071
NEAR Protocol (NEAR)	74,702	75,724	77,389	79,067	80,267
Evmos (EVMOS)	-	-	295,422	322,693	345,777

Fair Market Value of Crypto Assets at Period End

Asset	2022 Q4	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Ethereum (ETH)	10,117,237	15,530,133	15,141,859	12,948,491	17,829,264
Cardano (ADA)	64,786	104,861	75,553	67,259	157,615
Kusama (KSM)	149,981	236,070	175,352	138,166	329,353
Tezos (XTZ)	52,720	83,614	20,452	17,569	26,379
Solana (SOL)	73,426	158,625	144,010	165,849	796,327
Polkadot (DOT)	31,410	47,720	40,763	34,009	70,879
Cosmos (ATOM)	900,440	1,144,459	2,261,411	1,859,407	2,860,870
Polygon (MATIC)	364,714	544,815	325,857	266,400	491,138
Avalanche (AVAX)	187,286	304,341	231,941	164,759	687,713
Axie Infinity (AXS)	253,943	389,893	302,966	254,967	535,546
Kava (KAVA)	166,752	270,486	305,501	207,289	301,429
Band Protocol (BAND)	1,396	1,857	1,260	1,121	2,174
Mina (MINA)	32,187	62,101	39,579	32,095	122,007
Oasis Network (ROSE)	12,291	156,698	128,686	109,516	363,571
Akash (AKT)	19,938	34,510	63,311	94,686	291,574
NEAR Protocol (NEAR)	93,785	150,854	107,088	89,660	293,204
Evmos (EVMOS)	-	-	26,069	24,089	43,886
Total	12,522,292	19,221,037	19,391,658	16,475,332	25,202,929
QoQ Change	-15%	53%	1%	-15%	53%
YoY Change	-61%	-48%	63%	11%	101%

Prices of Crypto Assets at Period End

Asset	2022 Q4	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Ethereum (ETH)	$1,197	$1,822	$1,933	$1,671	$2,281
Cardano (ADA)	$0.25	$0.40	$0.29	$0.25	$0.59
Kusama (KSM)	$23.10	$34.89	$25.24	$19.07	$45.04
Tezos (XTZ)	$0.72	$1.12	$0.81	$0.68	$1.01
Solana (SOL)	$9.96	$21.17	$18.90	$21.40	$102
Polkadot (DOT)	$4.31	$6.34	$5.17	$4.11	$8.19
Cosmos (ATOM)	$9.35	$11.19	$9.29	$7.24	$10.59
Polygon (MATIC)	$0.76	$1.12	$0.66	$0.53	$0.97
Avalanche (AVAX)	$10.90	$17.72	$13.01	$9.24	$38.54
Axie Infinity (AXS)	$6.04	$8.39	$5.95	$4.59	$8.84
Kava (KAVA)	$0.57	$0.89	$0.97	$0.63	$0.87
Band Protocol (BAND)	$1.41	$1.87	$1.27	$1.13	$2.19
Mina (MINA)	$0.43	$0.78	$0.49	$0.38	$1.36
Oasis Network (ROSE)	$0.03	$0.06	$0.05	$0.04	$0.14
Akash (AKT)	$0.19	$0.31	$0.56	$0.82	$2.45
NEAR Protocol (NEAR)	$1.26	$1.99	$1.38	$1.13	$3.65
Evmos (EVMOS)	$-	$-	$0.09	$0.07	$0.13

The tables below detail BTCS’s quarterly crypto assets earned as staking rewards during Fiscal 2023.

Crypto Asset Rewards

Crypto assets earned from staking to BTCS validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Ethereum (ETH)	98	108	85	67
Cosmos (ATOM)	5,980	10,662	13,312	13,314
Kava (KAVA)	13,008	10,394	12,500	17,532
Kusama (KSM)	273	180	300	67
Mina (MINA)	5,760	1,440	2,880	5,760
Evmos (EVMOS)	-	32,236	27,271	30,084
Akash (AKT)	2,807	2,851	2,671	3,337
Avalanche (AVAX)	-	646	-	18
Oasis Network (ROSE)	20,364	30,287	26,321	21,029
NEAR Protocol (NEAR)	1,022	1,665	1,606	1,200
Tezos (XTZ)	1,179	435	385	414

Crypto assets earned from staking to third-party validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Axie Infinity (AXS)	4,452	4,474	4,629	4,967
Polygon (MATIC)	5,981	6,158	6,276	6,462
Solana (SOL)	121	128	131	93
Polkadot (DOT)	246	356	402	366
Cardano (ADA)	-	433	1,458	503

Fair Value of Crypto Asset Rewards Earned Recognized as Revenue

Revenue earned from staking to BTCS validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Ethereum (ETH)	$154,634	$201,121	$151,699	$131,903
Cosmos (ATOM)	75,469	109,787	106,982	116,726
Kava (KAVA)	11,735	9,351	9,523	13,033
Kusama (KSM)	9,412	4,960	6,416	1,193
Mina (MINA)	3,837	1,070	1,234	4,818
Evmos (EVMOS)	-	5,862	2,016	2,929
Akash (AKT)	1,045	1,159	2,263	5,341
Avalanche (AVAX)	-	8,403	-	714
Oasis Network (ROSE)	1,196	1,735	1,183	1,688
NEAR Protocol (NEAR)	2,111	2,841	2,050	1,834
Tezos (XTZ)	1,269	432	288	337
Total revenue earned from staking to BTCS validator nodes	$260,708	$346,721	$283,654	$280,516

Revenue earned from staking to third-party validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4
Axie Infinity (AXS)	$40,028	$29,313	$23,755	$34,595
Polygon (MATIC)	6,737	5,057	3,676	5,143
Solana (SOL)	2,531	2,581	2,860	3,620
Polkadot (DOT)	1,504	1,957	1,898	1,999
Cardano (ADA)	-	124	399	251
Total revenue earned from staking to third-party validator nodes	$50,800	$39,032	$32,588	$45,609
Total	$311,508	$385,753	$316,242	$326,125

Prior to the Company’s adoption of ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets during Fiscal 2023, the Company accounted for all crypto asset holdings as long-lived intangible assets, carrying them at their impaired cost value. The following table presents the Fair Market Value of crypto assets held compared to the GAAP Book Value reported on the Company’s balance sheet in Fiscal 2022.

	December 31, 2022
Asset	Book Value	Fair Value
Ethereum (ETH)	$5,708,624	$10,117,237
Cardano (ADA)	63,178	64,786
Kusama (KSM)	142,242	149,981
Tezos (XTZ)	51,651	52,720
Solana (SOL)	60,012	73,426
Polkadot (DOT)	30,859	31,410
Cosmos (ATOM)	568,359	900,440
Polygon (MATIC)	161,293	364,714
Avalanche (AVAX)	182,964	187,286
Axie Infinity (AXS)	245,443	253,943
Kava (KAVA)	165,426	166,752
Band Protocol (BAND)	982	1,396
Mina (MINA)	32,002	32,187
Oasis Network (ROSE)	12,045	12,291
Akash (AKT)	17,993	19,938
NEAR Protocol (NEAR)	92,840	93,785
Total	$7,535,913	$12,522,292

The adoption of ASU No. 2023-08 required an adjustment to the Company’s opening Retained Earnings balance, which is included in the ‘Accumulated Deficit’ line on the statement of stockholder’s equity for Fiscal 2023. This adjustment was made during the year of adoption (Fiscal 2023) to recognize the cumulative effect of initially applying the change in accounting principle to the previous periods. Specifically, it accounted for the difference between the Fiscal 2022 ending book value of crypto assets and their fair market value, as disclosed in the table above.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following tables reflect our operating results for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,		$ Change	% Change
	2023	2022	2023	2023

Revenues
Validator revenue (net of fees)	$1,339,628	$1,692,454	$(352,826)	(21)%
Total revenues	1,339,628	1,692,454	(352,826)	(21)%

Cost of revenues
Validator expenses	359,778	426,440	(66,662)	(16)%
Gross profit	979,850	1,266,014	(286,164)	(23)%

Operating expenses:
General and administrative	$1,863,916	$1,916,193	$(52,277)	(3)%
Research and development	687,288	611,758	75,530	12%
Compensation and related expenses	2,129,144	3,313,638	(1,184,494)	(36)%
Marketing	12,153	78,171	(66,018)	(84)%
Impairment loss on crypto assets	-	13,348,874	(13,348,874)	(100)%
Realized (gains) losses on crypto asset transactions	604,269	(506,757)	1,111,026	(219)%
Total operating expenses	5,296,770	18,761,877	(13,465,107)	(72)%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	12,135,648	-	12,135,648	100%
Change in fair value of warrant liabilities	-	1,638,750	(1,638,750)	(100)%
Distributions to warrant holders	-	(35,625)	35,625	(100)%
Total other income (expenses)	12,135,648	1,603,125	10,532,523	657%

Net income (loss)	$7,818,728	$(15,892,738)	23,711,466	149%

Validator Revenue

The decrease in revenue during Fiscal 2023 as compared to Fiscal 2022 is primarily due to a drop in the fair value of our crypto assets earned as rewards for staking since the market’s highs in the first quarter of 2022. Despite the late upswing in market prices of crypto assets at the end of Fiscal 2023, revenue was recognized throughout the year at lower average prices than Fiscal 2022. Although we believe the number of crypto assets we earn from staking and revenue recognized may increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the crypto asset markets may impact the market prices of the crypto assets we earn from staking.

Cost of Revenues

The decrease in cost of revenues during Fiscal 2023 as compared to Fiscal 2022 is due to efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of web service hosting fees and reduction of services provided by third-party vendors. We believe our cost of revenues will increase as we continue to ramp up our business. However, we believe gross margin may improve as we add scale to our blockchain infrastructure operations and reduce costs as a result of increased operational efficiencies, leading to improved gross profits.

Operating expenses

General and administrative expenses consist of director compensation, legal and professional fees, and other personnel and related costs. These expenses decreased slightly during Fiscal 2023 compared to Fiscal 2022 as a result of cost-cutting measures employed by management in numerous areas, including investor relation related as the Company focused on cost management and transitioning related efforts in-house from third-party engagements. These decreases were partially offset by increases in legal service costs during Fiscal 2023, driven primarily by services surrounding the Series V Preferred Stock distribution and related listing on Upstream Exchange.

Research and development expenses increased during Fiscal 2023 as the Company focused on the beta release of our proprietary StakeSeeker platform, including responding to user feedback and continued planned feature development and incorporation onto the platform. We anticipate research and development costs to remain consistent as we continue to expand on technological solutions in the blockchain sector, including the development of Builder+ and ChainQ with a focus on cost management of our third-party development team.

Compensation and related expenses decreased during Fiscal 2023 primarily due to approximately $2,825,000 non-cash equity-based contingent bonuses granted to employees during Fiscal 2022 for the achievement of performance milestones compared to only approximately $1,643,000 non-cash equity-based compensation during Fiscal 2023. We believe our compensation expenses will increase from those reported in Fiscal 2023 as the Company continues to utilize equity-based compensation incentives as a core part of our compensation strategy.

Marketing costs decreased during Fiscal 2023 as the Company focused on cost-reduction efforts.

The decrease in operating expenses during Fiscal 2023 can be attributed primarily to the Company’s change in accounting principles resulting from its adoption of ASU No. 2023-08 in Fiscal 2023. This accounting change permits the Company to value its crypto assets at their fair market value and eliminates the necessity to recognize impairment losses on crypto assets, which had been a significant contributor to net losses in prior years. Notably, in Fiscal 2022, the Company recorded an impairment loss of approximately $13,349,000 on crypto assets, which is no longer required under the revised accounting treatment.

The Company realized losses on sale of crypto assets during Fiscal 2023, compared to gains realized in Fiscal 2022, primarily resulting from the Company’s sale of approximately 968 ETH earned as crypto rewards from our staking operations at prices below their original cost after liquidity was unlocked in April 2023 as part of Ethereum’s Shanghai upgrade.

Other income (expense)

The changes in other income for Fiscal 2023 were primarily attributed to the recognition of the change in unrealized appreciation on crypto assets resulting from the Company’s adoption of ASU No. 2023-08 for Fiscal 2023. This adoption allows the Company to account for its crypto assets at their fair market value. Prior to its adoption in Fiscal 2023, the Company accounted for its crypto assets as long-lived intangible assets with carrying values based on the original cost, less any impairment. Changes in the unrealized appreciation or depreciation of crypto assets are directly influenced by the volatility in crypto markets, which can be challenging for management to predict.

Furthermore, the changes in other income for Fiscal 2022 were primarily driven by the decrease in the fair value of warrant liabilities throughout the year. This non-cash expense is influenced by the value of our stock price at the end of each quarter, a factor that we cannot predict.

Net income (loss)

The increase in net income for Fiscal 2023, compared to the net loss in Fiscal 2022, is primarily attributable to a change in accounting principle resulting from the Company’s adoption of ASU No. 2023-08 during Fiscal 2023. This change had significant implications for crypto assets, including the elimination of the need for the Company to recognize impairment losses on its crypto assets, which had been a primary contributor to net losses in previous years. Additionally, this change allowed the Company to account for its crypto assets at their fair market value and include the change in fair market value of crypto assets as part of net income for the fiscal year. We acknowledge that our net income (loss) may exhibit significant fluctuations due to the volatility in the crypto asset markets, impacting changes in the fair value of crypto assets during future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

Recent Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through March 19, 2024, the Company sold a total of 4,346,748 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $17,256,000 at an average selling price of $3.97 per share, resulting in net proceeds of approximately $16,696,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2023, the Company had approximately $1,458,000 of cash and working capital of approximately $26,055,000.

As of March 19, 2024, the Company had approximately $870,000 of cash and the fair market value of the Company’s liquid crypto assets was approximately $35,665,000. The Company has no outstanding debt. As of March 19, 2024, the Company also has approximately $5.5 million available under the ATM Agreement over the next twelve months under the Form S-3 baby shelf rules, although, the amount that we may raise under the Form S-3 may increase or decrease based upon our stock price. The Company believes that the existing cash and liquid crypto assets held by us, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months.

Certain of our staked crypto assets may be locked up for varying durations, depending on the specific blockchain protocol, and we may be unable to unstake them in a timely manner in order to liquidate to the extent desired. Lock-up periods for our staked crypto assets range from several hours to six months. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Cash Flows

Cash used in operating activities was approximately $3,562,000 during Fiscal 2023 compared to approximately $777,000 during Fiscal 2022. The sale of our remaining bitcoin holdings during 2022 was the primary contributor to the approximately $2,547,000 operating cash inflows from the sale of non-productive crypto assets during the Fiscal 2022 compared to $0 in Fiscal 2023. We do not anticipate any future material cash inflows from the sale of non-productive assets, as our blockchain infrastructure strategy focuses primarily on acquiring and staking productive proof-of-stake blockchain networks. Additional non-cash adjustments to our operating cash flows consisted of approximately $13,349,000 impairment loss on crypto assets (“Crypto Asset Impairment”) during Fiscal 2022 compared to $0 in Fiscal 2023. Due to the Company’s change in accounting principle resulting from its adoption of ASU No. 2023-08 in Fiscal 2023, the Company will no longer be required to recognize impairment on its crypto assets in future reporting periods. This is partially offset by the approximately $2,688,000 equity-based contingent bonuses granted to employees during Fiscal 2022 for the achievement of performance milestones compared to only approximately $1,342,000 equity-based compensation in Fiscal 2023. We anticipate similar levels of equity-based compensation in future periods as reported in Fiscal 2023.

Cash provided by investing activities was approximately $186,000 during Fiscal 2023 compared to cash used in investing activities of approximately $8,973,000 for Fiscal 2022. Net cash outflows for investing activities were used primarily for the purchase of crypto assets for blockchain infrastructure operations. We anticipate purchase activity to remain lower and consistent with the levels reported during Fiscal 2023 as we focus our strategies on technical developments. Fiscal 2022 included large purchases of productive crypto assets to build on our blockchain infrastructure operations. Fiscal 2023 included a higher than typical volume of sales of crypto assets, primarily driven by the re-allocation of Ethereum rewards earned to other productive crypto assets which were subsequently staked.

Cash provided by financing activities was approximately $2,688,000 during Fiscal 2023 compared to approximately $10,496,000 during Fiscal 2022. The cash inflows from financing activities in Fiscal 2023 and Fiscal 2022 were entirely from proceeds of Common Stock sold pursuant to the ATM Agreement. The cash inflows from financing activities during Fiscal 2022 was partially offset by a one-time return of capital distribution of $631,000 made to record holders as of March 17, 2022. The Company has plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of December 31, 2023, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting Treatment of Crypto Assets

Fair Value Measurement

The Company’s fair value measurement for its crypto assets is guided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement. According to ASC 820, fair value is defined as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market. In this context, market participants are considered to be independent, knowledgeable, and willing and able to transact.

Kraken has been identified as the principal market for the Company’s crypto assets, serving as the Company’s primary cryptocurrency exchange for both purchases and sales. This determination is based on a comprehensive evaluation process that considers various factors, including regulatory compliance, trading activity, and price stability. The Company places significant trust in Kraken’s well-established reliability and robust capabilities.

To determine the fair value of its crypto assets, the Company relies primarily on coinmarketcap.com (“CoinMarketCap”) as the principal pricing source. The selection of CoinMarketCap is the result of thorough due diligence, which identified it as the most reliable source for consistently obtaining timely and accurate crypto asset price data, covering all the crypto assets held by the Company. The real-time pricing from CoinMarketCap is notably aligned with the bid/ask quotes observed on the Company’s primary exchange and principal market, Kraken.

While Kraken is designated as the primary exchange, the Company maintains the flexibility to engage in cryptocurrency transactions on other exchanges where it maintains accounts. This flexibility allows the Company to adapt to changing market conditions and explore alternative platforms when necessary to ensure cost-effective execution and fair value measurement using the most advantageous market.

The determination of Kraken as the principal market reflects the Company’s commitment to making informed decisions based on regulatory compliance, trading activity, and price stability and achieving the most accurate representation of fair value for its crypto assets. The Company regularly reviews and assesses its choice of principal market to ensure it aligns with its objectives and the evolving landscape of the cryptocurrency market.

Accounting for Crypto Assets

The cost basis of the Company’s crypto assets is initially recorded at their fair value using the U.S. dollar spot price of the related crypto asset at 4:00 p.m., New York time, on the date of receipt (or “carrying value”).

Crypto assets are measured at their fair respective fair market values at each reporting period end on the balance sheets and classified as either ‘Staked Crypto Assets’ or ‘Crypto Assets’ to distinguish their nature within the respective balances. Staked crypto assets are presented as current assets if their lock-up periods are less than 12 months, and as long-term other assets if the lock-up extends beyond one year. The majority of our crypto assets are staked, typically with lock-up periods of less than 21 days, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace, as we have a reasonable expectation that they will be realized in cash or sold or consumed during the normal operating cycle of our business to support operations when needed.

The classification of purchases and sales in the statements of cash flows is determined based on the nature of the crypto assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking) or ‘non-productive’ (e.g. bitcoin). Acquisitions of non-productive crypto assets are treated as operating activities, while acquisitions of productive crypto assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities. Productive crypto assets staked with lock-up periods of less than 12 months are listed as current assets in the ‘Staked Crypto Assets’ line item on the balance sheet. Staked crypto assets with lock-up periods exceeding 12 months are categorized as long-term other assets. Non-productive crypto assets are included in the ‘Crypto Assets’ line item on the balance sheet.

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets. The impacts of the change in accounting principle are discussed further in Note 3.

Prior to the Company’s adoption of ASU No. 2023-08, the Company accounted for its crypto assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles –Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Prior to the Company’s adoption of ASU No. 2023-08, on a quarterly basis, crypto assets were measured at carrying value, net of any impairment losses incurred since receipt. The Company recorded impairment losses as the fair value fell below the carrying value of the crypto assets at any time during the period, as determined using the lowest intraday U.S. dollar spot price of the related crypto asset subsequent to its acquisition. The crypto assets could only be marked down when impaired and not marked up when their value increases. Impairment losses could not be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Such impairment in the value of crypto assets was recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $0 and $13,349,000 related to crypto assets during the years ended December 31, 2023 and 2022, respectively.

Realized gain (loss) on sale of crypto assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately ($604,000) and $507,000 during the years ended December 31, 2023 and 2022, respectively.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through staking rewards generated from its blockchain infrastructure operations.

The transaction consideration the Company receives – the crypto asset awards and gas fees – are a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the crypto asset award received is determined using the U.S. dollar spot price of the related crypto asset at 4:00 p.m., New York time, on the date of receipt.

Blockchain Infrastructure

The Company engages in network-based smart contracts by running its own crypto asset validator nodes as well as by staking (or “delegating”) crypto assets directly to both its own validator nodes and nodes run by third-party operators. Through these contracts, the Company provides crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract.

In exchange for staking the crypto assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed crypto asset award earned from the network when delegating to the Company’s own node and is entitled to a fractional share of the fixed crypto asset award a third-party node operator receives (less crypto asset transaction fees payable to the node operator, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is proportionate to the crypto assets staked by the Company compared to the total crypto assets staked by all Delegators to that node at that time.

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

Cost of Revenue

The Company’s cost of revenue related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenue encompasses fees, including equity compensation stock-based fees paid to third parties for their assistance in software maintenance and node operations. These costs directly related to production of revenues are collectively summarized as “Validator expenses” in the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

Expected Volatility – The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the option.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the option.

Expected Term – The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.

Expected Dividend – The Company has not historically declared or paid any cash dividends on its common shares and does not plan to pay any recurring cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

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

Expected Volatility – The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the RSUs.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the RSUs.

Expected Term – The Company’s expected term represents the weighted-average period that the Company’s RSUs are expected to be outstanding. The expected term is based on the stipulated 5-year period from the grant date until the market-based criteria are achieved. If the market-based criteria are not achieved within the five-year period from the grant date, the RSUs will not vest and shall expire.

Vesting Hurdle Price – The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We have a limited operating history, particularly with respect to our blockchain infrastructure solutions business, StakeSeeker, Builder+, ChainQ and staking-as-a-service operations.

●	We have an evolving business model which we may be unable to develop, adapt or execute effectively, and we may be unable to manage our growth or implement our business plan as intended or at all.

●	We are highly dependent on our executive officers, particularly Charles Allen, our Chairman and Chief Executive Officer, Michal Handerhan, our Chief Operating Officer, Michael Prevoznik, our Chief Financial Officer, and Manish Paranjape, our Chief Technology Officer, and the loss of the services of any of these individuals could materially harm our business.

●	We may be subject to regulatory actions, private causes of actions such as intellectual property infringement claims, and restrictions and limited access to banking and financial services due to our operations in the cryptocurrency industry, and regulatory or other adverse developments in the cryptocurrency industry could otherwise adversely affect us.

●	Because of our involvement in staking of crypto assets through delegations as part of our StaaS strategy, we are subject to risks inherent in engaging in activities involving financial instruments owned by third-party users, notwithstanding the non-custodial nature of our platform or other features management believes to constitute meaningful distinctions for regulatory, compliance and other purposes.

●	A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to correctly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, sanctions, penalties and other adverse consequences, including potentially becoming subject to the Investment Company Act of 1940 which would impose significant regulatory burdens and compliance costs.

●	Crypto assets and our related activities are characterized by numerous other risks and uncertainties, including the possibility for adverse developments such as regulatory actions, bans or restrictions, declines in the price of, demand for or public perception of crypto assets, theft, fraud, hacking, manipulation or malicious coding, price volatility, the potential for one cryptocurrency to branch into two, variations among and the potential for adverse changes to blockchain algorithms, and other external forces beyond our control described more fully below.

●	The future development and growth of cryptocurrencies is subject to a variety of factors that are difficult to predict and evaluate, and the market for the crypto assets we obtain and hold may not grow as we expect or the prices may decline, including due to political or economic crises or other factors which we neither predict nor control.

●	The cryptocurrency space is subject to continuous regulatory uncertainty, and any adverse regulatory changes or other developments with respect to our operations or the crypto assets with which we transact may require us to alter our business model or suspend or cease some or all of our operations.

●	Our focus on PoS blockchain networks exposes us to risk of loss due to features unique to those networks, including by virtue of being locked in by smart contracts such that we cannot liquidate a portion of the relevant crypto assets for a period of time during and after the staking process, during which the price or value of the crypto assets may depreciate.

●	We are reliant on a single service provider for cloud computing infrastructure deployed in our blockchain infrastructure business, and are therefore exposed to the risks which may arise from potential adverse developments that may be caused or experienced by such service provider.

●	We are subject to various other risks and uncertainties relating to our StaaS and other elements of our business, including potential loss of revenue if we experience excessive removal of delegated crypto assets on our validator nodes, potential shifts in the block building landscape, and competitive forces for Ethereum and other crypto assets for which our services are offered, technical failures, bugs, or vulnerabilities in our block builder software, and our efforts with respect to new features and services which were recently launched or are still under development.

●	Our critical accounting policies may prove to be incorrect including due to our adoption of new accounting standards applicable to crypto assets in 2023, we may need to implement additional finance and accounting systems, procedures and controls, and we face challenges inherent in operating a crypto assets business which is subject to evolving accounting treatment for which there is limited precedent.

●	Our stock price has in the past and may in the future be subject to significant volatility due to a variety of factors, many of which are beyond our control, including its potential connection to the price of one or more of the crypto assets with which we are or may become involved.

Risks Related to Our Company in General

We have a limited operating history, particularly with respect to our blockchain infrastructure operations, including certain features and service offerings which recently commenced and our platform and staking-as-a-service business model, and we have a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history, and only recently commenced our blockchain infrastructure operations in 2021. Further, we lack an operating history with respect to our crypto asset analytics and staking-as-a-service platform’s functions and operations. In addition, the PoS blockchain networks on which our operations are centered are a relatively new and evolving means of validating crypto asset transactions. In addition to the relative novelty of our business and industry generally, we also launched Builder+ which is designed to enhance validator earnings by deploying algorithms to identify and access optimized blockers to increase reward fees in February 2024. We are in the process of developing ChainQ, an AI-powered blockchain data and analytics platform with the goal of launching later in 2024. The performance and results of these developments, and their impact on our business and financial condition, has yet to be determined. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations in general, and in the cryptocurrency industry in particular with itself remains a relatively new space imbued with risk and uncertainty. While we generated a net gain of $7.8 million for the year ended December 31, 2023, we generated a net loss of $15.9 million for the year ended December 31, 2022. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model which we may be unable to develop, adapt or execute effectively.

As and to the extent crypto assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In 2017, the SEC issued a DAO Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC has also brought enforcement actions with respect to crypto assets and related activities, including custodial staking-as-a-service models, and the SEC and courts have issued further orders and guidance as the crypto asset industry continues to develop and evolve, as more particularly described later in these Risk Factors. These or future developments may force or cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve in the future as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. For example, a main component of our current business objective is developing a comprehensive crypto asset analytics and staking-as-a-service platform which enables users to perform or utilize a variety of functions related to crypto assets, such as portfolio monitoring, and risk assessment all in one place in the hopes of attracting, maintaining and growing a customer base in the long term. However, our investments into and efforts with respect to this goal may not come to fruition, including due to adverse developments in regulatory, technological, competitive or other aspects that are beyond our control. As the crypto industry and technology surrounding it continues to develop, new market entrants offering the same, similar or alternative products and services to ours could arise, challenging our business model and market share. For example, disruptive technologies such as generative artificial intelligence (AI) may fundamentally alter the use of crypto assets and related infrastructure in unpredictable ways.

Because of the foregoing realities and uncertainties surrounding our business and industry, we may invest substantial resources towards developing additional platform features or new offerings such as Builder+ that ultimately fail to achieve the goals or benefits sought, or need to be suspended, due to competitive, regulatory, technological or other conditions or developments beyond our control. Further, any success we have achieved or may in the future achieve towards our goal could be stifled by these forces, particularly if we are unable to adequately or quickly adapt to them, which could render some or all of our offerings obsolete. We cannot offer any assurance that our current business plan or any other modifications or undertakings with respect thereto will be successful or will not result in harm to the business. In addition, we may not be able to manage our growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. If we are unable to effectively develop, execute and adjust our business plan, or successfully manage our growth, you could lose some or all of your investment.

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

A number of companies that engage in crypto asset and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, including in China where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. Government action in the U.S. involving crypto assets and related activities may cause this trend to expand in the U.S. We also may be unable to obtain or maintain these services for our business. Many businesses that provide cryptocurrency-related activities may continue to have difficulties in finding banks and financial institutions willing to provide them services which may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies, and could decrease their usefulness.

As an example of adverse events affecting the crypto landscape, in November 2023 Binance, the world’s largest crypto exchange, undertook to exit the U.S. and paid a $4.4 billion fine to settle charges by the U.S. Department of Justice, Treasury, and the Commodity Futures Trading Commission that the exchange violated sanctions and facilitated human and narcotics trafficking. Further, in March 2023 two large financial institutions in the U.S., Silicon Valley Bank and Signature Bank, which both serviced customers involved with crypto assets, collapsed as continued negative economic prospects and failures to obtain payment from borrowers, together with a large number of withdrawals, caused these banks to encounter substantial financial difficulty leading up to their failures. In response to these events, the Federal Deposit Insurance Corporation (“FDIC”) transferred all the deposits, both insured and uninsured, of these banks to corresponding “bridge banks” operated by the FDIC as it markets the institution to potential bidders. The impact of these developments on the Company and on the crypto asset industry and the economy in general, and whether and to what extent they signal a continuing trend impacting the industry and potentially our business, remain unclear.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if crypto exchanges and other industry participants exit the U.S. markets, and if banks or financial institutions were to close the accounts of businesses engaging in cryptocurrency-related activities, which contingencies may become more likely in the future if and to the extent crypto assets are considered a significant factor in the financial crises or criminal activity such as those described above. This could occur as a result of compliance risk, cost, government regulation, or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and harm investors.

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

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. Legal tests to determine whether a crypto asset is a security have been established by the U.S. Supreme Court case law and the SEC has issued reports, orders, and statements that provide guidance on when a crypto asset may be a security for purposes of the U.S. federal securities laws. The process of determining whether a specific crypto asset qualifies as a security involves a nuanced analysis open to interpretation, making the outcome uncertain and challenging to predict.

Despite regulatory developments in this field, some ambiguity persists, as the identification of crypto assets as securities or otherwise can be a complex matter. Notably, the SEC has identified certain crypto assets as securities in the context of legal actions involving industry participants, such as Ripple, Coinbase, and Binance. The Coinbase action involved alleged securities law violations for its custodial staking-as-a-service activities, which were followed by actions relating to their staking-as-a-service activities by numerous state regulators as well. The potential for and resolution of ongoing enforcement actions and legal proceedings are still pending, potentially leaving room for further clarification to be sought regarding the regulatory treatment of specific crypto assets.

Moreover, based upon decided federal court cases, it appears that the federal courts of appeals, and possibly the U.S. Supreme Court, may ultimately settle unresolved legal issues with respect to the identification of certain crypto assets as securities.

In regard to the 2023 cases, in separate SEC complaints, the SEC has alleged several crypto assets we hold, specifically Cardano, Tezos, Solana, Cosmos, Polygon, Axie Infinity, and NEAR Protocol are securities. The Company has conducted a detailed legal analysis which has led us to determine that the identification by the SEC of certain crypto assets held by us as securities should not impact our business, financial condition, and results of operations. However, if our conclusions or any part thereof turn out to be incorrect, or new adverse regulatory developments occur, we could be adversely impacted and/or be forced to modify or cease certain aspects of our current and planned operations and business.

In February 2023, the SEC charged Kraken with failing to register the offer and sale of its staking-as-a-service program, whereby investors transferred crypto assets to Kraken for staking in exchange for advertised annual investment returns. Kraken settled this action by agreeing to cease its custodial staking business and to pay $30 million in disgorgement, prejudgment interest, and civil penalties. While there are material distinctions between Kraken’s staking model and ours, including the fact that we do not take custody of or exert control over the crypto assets that are staked using our platform, the SEC could disagree with our assessment and seek to enforce the federal securities laws and regulations against our operations.

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

Further, if any crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such crypto asset. For instance, the networks on which such crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, such a development may make it difficult for such supported crypto assets to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. These events could, among things, result in a decline in the market prices for the crypto assets on which our operations rely, and thereby reduce the demand for our solutions and the revenue generated therefrom. To the extent we hold crypto assets allegedly identified as securities by the SEC, it could have a material adverse effect on our business and our stock price.

Because crypto assets may be determined to be Digital Securities, we may inadvertently violate the 1940 Act and incur large losses as a result and potentially be required to register as an investment company. This would have a material adverse effect on an investment in us.

We hold and plan to acquire a portfolio of crypto assets including Ethereum and other crypto assets. There is an increased regulatory examination of crypto assets and Digital Securities. This has led to regulatory and enforcement activities. As described elsewhere in these Risk Factors, the SEC and certain state regulators have in recent years begun to take a more definitive and aggressive stance indicating that crypto assets and related activities, including custodial staking-based services, entail the offer and sale of securities subject to applicable securities laws and regulations. We cannot be certain as to how future regulatory developments will impact the treatment of Ethereum and other crypto assets, or our operations as they relate to such crypto assets or in general, under the law.

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

If a crypto asset we hold were later determined to be a Digital Security, we could inadvertently become an investment company, as defined by the 1940 Act, if the value of the Digital Securities we owned exceeded 40% of our assets excluding cash. We are subject to the following risks:

●	the SEC or a court may conclude that Ethereum, or other crypto assets we later acquire to be securities, notwithstanding differing conclusions we may draw on advice of counsel;
●	based on legal advice, we may acquire other crypto assets which we have been advised are not securities but later are held to be securities; and
●	we may knowingly acquire crypto assets that are securities and acquire minority investments in businesses which investments are securities.

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

If the SEC concludes that our non-custodial staking business involves the offer and sale of a security in violation of Section 5 of the Securities Act of 1933 and the courts conclude the SEC is correct, we will be required to cease our staking as a service business and seek another business opportunity and may be subject to monetary and other penalties.

The SEC has been successful in litigating against certain companies and individuals who have offered and sold various cryptocurrencies in violation of the registration provisions of the Securities Act of 1933 (the “Securities Act”) and the anti-fraud provisions of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our non-custodial staking business does not involve the offer or sale of a security, we do not know if the SEC will agree or whether if we seek relief from the courts, we will be successful. If we are also found to have offered and sold securities in violation of the Securities Act and the Exchange Act, the SEC could sue us for acting as an unregistered dealer. Further, as discussed in the risk factor noted above, we may inadvertently violate the 1940 Act.

Whether we voluntarily cease our current business or litigate and lose, we would be required to find another business opportunity whether through an acquisition or otherwise. We may also have to pay a civil monetary penalty if the SEC sues us and is successful or as a condition of any settlement.

We have no plans with regard to another business opportunity and our shareholders may not have any opportunity to vote on any new business, unless our common stock remains listed on the Nasdaq Capital Market and its rules require it.

Because of the recent volatility in the cryptocurrency market and other adverse developments and publicity surrounding the industry, our business plans may not be successful and our business and financial condition may be adversely affected.

Our business is focused on the cryptocurrency industry, particularly blockchain infrastructure and staking-as-a-service. We also hold and stake a number of crypto assets to generate revenue from the PoS systems on which they operate. The crypto asset industry is characterized by a high level of volatility, and the significant decline in the prices of most popular crypto assets such as Bitcoin and Ethereum from their all-time highs in 2021 has cast doubt on the future of crypto asset-focused businesses such as ours, despite the partial recovery of those prices as of February 2024. This trend was further impacted by the recent controversy and failure surrounding FTX, a crypto asset exchange that collapsed after its Chief Executive Officer was accused of fraud and misappropriation of corporate funds in a manner that has been compared to both Enron and Madoff. Since then certain other crypto asset-focused companies have filed for bankruptcy, in March 2023 three major U.S. banks with involvement in crypto assets collapsed, and in November 2023 Binance settled charges alleging violation of sanctions and facilitating human and narcotics trafficking which settlement included its forced exit from the United States. These developments appear to reflect a broader regulatory landscape, wherein regulators have begun reviewing crypto asset-focused companies and their operations with greater scrutiny, and have brought enforcement actions seeking to restrict or cease such activities. While we believe the non-custodial staking model we are pursuing for our platform presents distinctions from custodial methods of holding and controlling crypto assets such as those that were employed by defendants in past regulatory actions such as FTX and Kraken, holders of crypto assets, regulators, and other stakeholders may fail to appreciate this distinction or to consider it sufficient to utilize our services or invest in our business. If we are unable to separate ourselves from the recent adverse developments in the crypto asset space, or otherwise develop and execute on our business plan and blockchain infrastructure in a manner that enables us to establish and maintain material revenue sources, our business and financial condition could be materially adversely affected. Further, a perceived lack of stability in the crypto asset and the closure or suspension shutdown of crypto asset exchanges and networks due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in crypto asset networks and result in greater volatility in crypto asset values and on our results of operations. Further, our focus on crypto assets, and the above-described past and/or any future adverse developments with respect to our operations or industry, could result in declines or volatility in our stock price, difficulty or inability to obtain adequate financing as needed, on favorable terms or at all, reduction in consumer demand for our platform and services, the risk of increased losses or asset impairments, and the potential for legal proceedings and reputational harm which could arise from any of the foregoing. Such external developments have the potential to affect us even if we believe our financial condition, operations and infrastructure our secure. These potential consequences could materially adversely affect an investment in us.

Past and recent events have increased the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate crypto assets and crypto asset intermediaries, such as crypto exchanges and custodians.

Beginning with the collapse of TerraUSD and Luna in 2022 and the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis Global and BlockFi, as well as alleged violations of law brought against other industry participants, have resulted in calls for heightened scrutiny and regulation of the crypto asset industry, with a specific focus on crypto asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as crypto asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank are believed to have also contributed to these trends. The U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets, and have formed coalitions aimed at addressing the perceived threats posed by crypto assets and activities involving them. However, the extent and content of any forthcoming laws, regulations and government actions are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. Further the SEC seems to have changed tactics as it has sued multiple crypto asset companies for selling, operating exchanges, and engaging in other prohibited activities involving unregistered securities. We cannot predict how these and other related events will affect us or the crypto asset business generally. We cannot assure you that future legislation or regulation will not have an adverse effect upon us. It is possible that new laws and increased regulation and regulatory scrutiny may require the Company to comply with certain regulatory regimes, which could result in new costs for the Company. The Company may have to devote increased time and attention to regulatory matters, which could increase costs to the Company. New laws, regulations, and regulatory actions could significantly restrict or eliminate the market for, or uses of, crypto assets including Ethereum, which could have a negative effect on the value of Ethereum, which in turn would have a negative effect on the value of the Company’s shares.

Because our blockchain infrastructure business is dependent on the value of the crypto assets we stake to obtain blockchain rewards, and because those rewards are paid out in the form of the blockchain’s native crypto assets, low market values and/or continued or long-term declines in crypto asset prices will materially and adversely affect our results of operations.

As discussed above, the cryptocurrency market experienced a critical decline in 2022, although prices of some major crypto assets including Bitcoin and Ethereum have partially recovered in 2023 and thus far in 2024. Prospects of a full recovery declined when the FTX controversy arose and was subsequently followed by other adverse developments involving crypto-focused companies. Our reliance on staking, which is expected to increase as we continue to seek to expand our non-custodial staking-as-a-service business, means that if the market values of the crypto assets we stake continues to decline or remain at the relatively low levels they are currently, which appears possible given the adverse developments and wide scale sales of and skepticism surrounding crypto assets that have resulted, the revenue we generate from staking will diminish. This is because the rewards for staking a given crypto asset are paid out in more of that same crypto asset. Therefore, if the market price for the crypto asset declines while staking is ongoing, unless the price later recovers, the rewards we receive may not cover the decline in value of the assets. If this trend continues, our operating results and financial condition will be materially adversely affected.

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

If a malicious actor or botnet obtains control in excess of 50% control of a cryptocurrency network, it is possible that such actor or botnet could manipulate a blockchain in a manner that adversely affects an investment in us.

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

The global market for crypto assets is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined or minted permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in crypto assets or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for crypto assets, large redemptions of the securities of those vehicles and the subsequent sale of crypto assets by such vehicles could negatively affect crypto asset prices and therefore affect the value of our crypto assets. Such events could have a material adverse effect on an investment in us.

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

The Office of Financial Assets Control of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions, to the extent validation constitutes a transaction, with persons named on OFAC’s SDN list. While we don’t believe validation constitutes a transaction, we can provide no assurances regulators will agree with that view. By way of example our Ethereum validator nodes only use block builders which remove wallet addresses found on the SDN list and Builder+ also screens out these SDN wallet addresses. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual who delegate to our nodes. Additionally, the U.S Department of Treasury recently has added sanctions that prevent U.S. persons from using cryptocurrencies to circumnavigate financial sanctions placed on Russia.

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

Builder+, ChainQ, and our blockchain infrastructure operations including Company owned and run validator nodes on PoS blockchains, are subject to concentration risk as they are consolidated on Amazon Web Services.

The development and operation of the Company’s validator nodes for non-custodial staking, as well as the development of StakeSeeker, Builder+, and ChainQ, are hosted on cloud computing by Amazon Web Services (“AWS”). The consolidation of our proprietary technology on AWS subjects the Company to cyber security and other risks that face AWS. We have limited control over AWS, the services it provides us and the safety and security measures related thereto. If AWS fails to maintain the continuous functionality or security of its networks and related hardware on which we rely for our operations, we may be unable to generate revenue we otherwise would, and could suffer substantial losses. For example, some PoS networks implement the slashing penalties described above, wherein the crypto assets that were staked to allow us to participate in the validation process are taken away from us, if a validator node on which the crypto asset is staked is offline for a certain amount of time. Additionally, if our Delegators crypto assets become subject to slashing, we could experience significant losses, from resulting claims against us by them, as well as reputational harm and lost customer relationships. If any of the foregoing or other adverse developments occur as a result of our reliance on a single service provider for our PoS validating operations, it could have a material adverse effect on our business, financial condition and results of operations.

Crypto assets staked on Proof-of-Stake blockchains are locked in smart contracts and may not be accessible and liquid.

Crypto assets which utilize PoS consensus mechanisms are locked in smart contracts while staked which limits liquidity of the underlying crypto asset. This is because under PoS network protocols, in order to participate in the staking process validators such as us are required to enter into smart contracts which, among other things, require the validator to continue to keep a specified number of the crypto assets owned by the validator “locked-up” in the network for a specified period of time before they can again be transferred by such validator. This lock-up period often extends beyond the time at which the transaction is validated. We currently stake certain of our crypto assets and operate nodes on blockchain networks through our blockchain infrastructure services business. During times of high volatility or downturns, which are common among crypto assets for many reasons including those described elsewhere in these Risk Factors, we may be unable to liquidate certain crypto assets to the extent desired. As such we may experience large losses when and if we are able to liquidate our crypto assets as a result of continued volatility. Further if we are unable to liquidate our crypto assets we could suffer material financial losses, which would adversely impact our business.

Because our current staking-as-a-service business plan and operations depend on consumers investing in crypto assets and staking to our nodes and monitoring them using our non-custodial platform, economic downturns will materially adversely affect us.

Our non-custodial staking-as-a-service strategy depends on consumers purchasing crypto assets from exchanges and holding them long-term, and staking them to our validator nodes. Therefore, economic downturns or a recession will cause a reduction in delegation traffic to our nods by causing consumers to reduce spending on investments or non-essential items such as crypto assets. Similarly, a decline in the popularity or public perception of such crypto assets would yield a similar result. In 2022, the U.S. capital markets in general, and crypto assets prices in particular, saw significant declines as the Federal Reserve heightened interest rates to combat inflation. This followed initial declines earlier in 2022 in response to the Ukraine war and worsening supply chain issues and supply shortages. While the markets have appeared to recover as of February 2024, crypto and stock prices have nonetheless experienced substantial volatility in recent years, and in the event of adverse market conditions, consumers may elect to sell their crypto assets, or decline to increase their holdings, rather than hold and stake them to our nodes. Because we and our industry depend on consumers holding and staking crypto assets long-term, such a trend has the potential to materially adversely harm us and our prospects. Particularly in the event of prolonged or recurring recessionary or turbulent market conditions.

Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions is uncertain and untested, and we are subject to uncertainty with respect to our Ethereum block building and non-custodial staking-as-a-service businesses and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

In addition to the securities laws and regulations discussed elsewhere in these Risk Factors, laws regulating financial services, the internet, mobile technologies, digital, and related technologies inside and outside of the U.S. may impose obligations on us, as well as broader liability. For example, we are required to comply with laws and regulations related to sanctions and export controls enforced by U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea Region of Ukraine, Russian Federation, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. In May 2019, FinCEN issued guidance on the application of FinCEN regulations to certain business models. While the guidance directly addressed Bitcoin mining, it did not address securing PoS blockchains which while similar to Bitcoin mining has technical nuanced differences which could potentially alter the analysis. As such, there can be no guarantee that securing (staking) on PoS blockchain networks will be viewed as compliant, notwithstanding the May 2019 FinCEN guidance. In particular, the nature of blockchains make it technically impossible in all circumstances to prevent or identify transactions with particular persons or addresses. Our platform, StakeSeeker, utilizes geo-blocking in an effort to prevent its use by persons located in sanctioned jurisdictions by employing third-party software, Cloudflare, to automatically identify and restrict log-in attempts to the StakeSeeker platform from specific countries and jurisdictions These restricted areas include Cuba, Iran, North Korea, the Russian Federation, Syria, and Venezuela. Any StakeSeeker users detected from these regions will be redirected to a page informing them that their access has been restricted. In addition, our Builder+ block builder software is equipped with a filtering mechanism that screens transactions initiated by wallet addresses listed on OFAC’s Specially Designated Nationals And Blocked Persons (SDN) list, ensuring transactions from identified wallets are not included in the blocks we propose to validators. We actively monitor sanctioned jurisdictions to ensure that appropriate restrictions are maintained. If, notwithstanding these efforts, our current or planned activities are found to constitute “facilitating” or assisting the actions of non-U.S. persons that would be prohibited for U.S. persons to perform directly due to U.S. sanctions, despite the fact we don’t take custody of staked crypto assets nor pay delegator crypto rewards, it could result in material negative consequences for us, including costs related to government investigations, harsh financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. We’ve sought and are seeking additional legal guidance on what, if any, controls and procedures need to be put in place and whether our activities could constitute facilitation of any illicit activities under the current regulatory framework.

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

There is a risk that part or all of our crypto assets could be lost, stolen, destroyed or become inaccessible. We believe that our crypto assets will be an appealing target to hackers or malware distributors seeking to destroy, damage, or steal our crypto assets. To minimize the risk of loss, damage and theft, security breaches, and unauthorized access we primarily hold our crypto assets in various cryptocurrency digital wallets and hold minimal amounts at exchanges. Nevertheless, the digital wallets and exchanges we utilize may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Any of these events may adversely affect our operations and, consequently, an investment in us.

To the extent that any of our crypto assets are held by crypto exchanges, we may face heightened risks from cybersecurity attacks and the financial stability of the exchanges.

All crypto assets not held in a Company’s controlled digital wallet are held at crypto exchanges and subject to the risks encountered by those exchanges including DdoS Attacks, other malicious hacking, a sale of the exchange, loss of the crypto assets by the exchange, security breaches, and unauthorized access of our account by hackers. The Company may not maintain a custodian agreement with the exchanges with which it holds its crypto assets, and such exchanges do not provide insurance and may lack the resources to protect against hacking and theft. Less than 0.1% of the Company’s crypto assets are typically stored at exchanges; however, this may increase at or around the sales or purchase of crypto assets. We may be materially and adversely affected if the exchanges suffer cyberattacks or incur financial problems.

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

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data, or Ethereum. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us. In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

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

Risks Related to Our Development Efforts

There is substantial doubt that we will be able to fully develop or commercialize our StakeSeeker platform as intended.

We are continuing to develop our StakeSeeker platform with the ultimate goal of consolidating users’ information so that it can be more easily accessed and reviewed by users. We may not successfully fully develop this platform as planned, in a cost-efficient manner, to the extent sought or at all. If we fail to develop a comprehensive dashboard for StakeSeeker as intended, it could have a material adverse effect on our business, especially to the extent that we allocate significant capital, labor and other resources to this endeavor rather than focusing on other business opportunities which may prove to have been more lucrative in hindsight.

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

Even if we develop and commercialize our StakeSeeker platform, we may not be able to generate material revenues.

The continued development of StakeSeeker will require significant time and capital. Even if we do develop this platform and acquire a sufficient number of users to generate revenue, we cannot guarantee the revenue would be material or sufficient to justify the costs we anticipate incurring to develop the platform. While we are pursuing the development of additional features to make our platform more useful and attractive to consumers involved in crypto assets, we may fail to develop these features effectively in an efficient manner, or within a timeframe that enables us to be or remain competitive. Our ability to capitalize on any platform we do develop will depend on a variety of factors and uncertainties beyond our control, including the competition we face and similar or superior services that may already exist by the time we begin marketing our platform, the volatile nature of the blockchain industry generally and the unknown demand for the services we plan to offer through our platform as it is currently envisioned, regulatory developments that have arisen or may arise in the future, and the advancement of new technologies which could arise in the future and render our platform partially or completely obsolete. If any of these or other risks come to fruition to prevent our platform from generating material revenue to justify its costs of production, it would have a material adverse effect on our business.

We may experience loss of revenues resulting from excessive removal of delegated crypto assets from our validator nodes.

To the extent the Company successfully executes on its business plan and earns material revenue from customers who delegate their crypto assets to the Company’s validator nodes and subsequently experiences excessive removal of customer staked crypto assets from its validator nodes (i.e. a loss of customers) the Company would lose the related revenue which may have a material adverse impact on the Company.

Shifts in the Ethereum block building landscape and market could increase the difficulty of remaining competitive and increase costs.

Our Ethereum block builder, Builder+, faces competition from existing and potential entrants in the expanding market. New and existing competitors may emerge with superior algorithms or strategies, potentially eroding our current market share, potential growth, and revenue generation potential. Moreover, changes in the Ethereum ecosystem, including network upgrades or shifts to alternative networks, may impact the demand for our services. Staying competitive requires continuous innovation and adaptation to market dynamics, which may necessitate additional investments and resources.

We may experience losses resulting from technical failures, bugs, or vulnerabilities in our block builder software.

The risk of technical failures, bugs, or vulnerabilities in our block builder software could lead to operational disruptions and potential financial losses. Our Ethereum block-building process heavily relies on advanced algorithms and technology. The risk of technical failures, bugs, or vulnerabilities in our block builder software could lead to operational disruptions and potential financial losses. Furthermore, the security of our operation is paramount, as vulnerabilities in smart contracts, blockchain infrastructure, or the Ethereum network could result in security breaches, data breaches, and financial harm to our clients and us. Ensuring the ongoing scalability and efficiency of our algorithms requires continuous investment in research and development.

The development of our StakeSeeker and ChainQ platforms will depend on the successful efforts of our employees.

Our platform development efforts are completely dependent on our infrastructure. We use internally developed systems for the platforms. Any future difficulties in developing aspects of our platforms may cause delays in bringing our platforms to market. If our data stored on AWS and the backups thereof are compromised, our platform and prospects could be harmed. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data, or the inability to launch our platform. The occurrence of any of the foregoing risks could materially harm our business.

We are subject to cyber security risks and may incur delays in platform development in an effort to minimize those risks and to respond to cyber incidents.

StakeSeeker is and will continue to be dependent on the secure operation of our website and systems as well as the operation of the Internet generally. The platform involves reading user data, and storage of user data, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time, we and many other internet businesses also may be subject to a denial-of-service attacks wherein attackers attempt to block customers’ access to our website. If we are unable to avert a denial-of-service attack for any significant period, we could sustain delays in the development of the platform and when launched risk losing future users and have user dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our users, or exchanges we read data from in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, user perception of the effectiveness of our security measures could be harmed and we could lose our future user. Actual or anticipated attacks and risks may cause us to incur increasing costs, and delay development. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and platform. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

We may become subject to data privacy and data security laws and regulations by virtue of our StakeSeeker platform, which could force us to incur significant compliance costs and expose us to liabilities.

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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, California enacted the California Consumer Privacy Act, or CCPA, which became effective in 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Since the CCPA was enacted, a growing number of states have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have also proposed similar legislation. The costs of compliance with, and other burdens imposed by, the CCPA, and similar laws may limit our prospective customer base or the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Additionally, many foreign countries and governmental bodies in which our users may reside, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations are often more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

There is a risk that as we develop and offer our platform and other services, we may become subject to one or more of these data privacy and security laws. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, including by deploying geo-blocking features to limit the jurisdictions from which our platform can be accessed, it is possible that our practices, offerings, or platform, or third parties on which we rely, could fail. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further, given the pseudonymous nature of activities involving crypto assets, we may encounter enhanced difficulties in our compliance efforts that are not present to the same degree in other business types. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, potential severe criminal or civil sanctions, fines or damages, reputational harm, or expensive and time-consuming proceedings by governmental agencies and private claims and litigation, any of which could materially adversely affect our business, operating results, and financial condition.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the StakeSeeker platform.

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

Because of the foregoing, we may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. We expect this risk to increase as we continue to develop and roll-out additional functions for the StakeSeeker platform and potential StaaS operations in the future. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts.

Accordingly, we could expend significant resources defending against patent infringement and other intellectual property right claims, which could require us to divert resources away from operations. Any damages we are required to pay or injunctions against our continued use of such intellectual property in resolution of such claims may cause a material adverse effect to our business and operations, which could adversely affect the trading price of our securities and harm our investors. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Risks Related to Our Public Company Reporting Requirements and Accounting Matters

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting, and other rules and regulations. Compliance with existing requirements is expensive. We may need to implement additional finance and accounting systems, procedures, and controls to satisfy our reporting requirements and such further requirements may increase our costs and require additional management time and resources. For example, many crypto assets, including those on PoS blockchain networks with which we are or may become involved, demonstrate novel and unique accounting challenges, including due to smart contracts affecting the underlying crypto assets. Any deficiencies in our internal control over financial reporting, should they arise, could cause investors to lose confidence in our reported financial information, negatively affect the market price of our Common Stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Additional complexities can arise with respect to crypto asset operations. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. Further, in January 2024 we adopted a new accounting treatment (ASU No. 2023-08) for our crypto assets, which may pose challenges or added expenses in the preparation of our financial statements, or render a comparison of our financial performance and condition between periods more difficult or investors, especially given the novelty of this new accounting method for crypto assets.

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

While we paid a cash dividend in 2022, and declared a Series V Preferred stock (“Series V”) dividend in 2023, we do not expect to pay regular or recurring dividends in the future. Any return on investment may be limited to the value of our Common Stock.

While we declared and paid a cash dividend (which came with the option to be paid in Bitcoin if elected by the shareholder) payable to holders of our Common Stock as of March 17, 2022, and distributed Series V dividend to shareholders of our Common Stock of record as of May 12, 2023, we do not anticipate paying dividends on a regular or recurring basis for the foreseeable future.

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

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further shareholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, provide holders of the preferred anti-dilution protection, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. For example, we issued a total of 14,542,803 shares of Series V Preferred Stock in June 2023, which preferred stock comes with a 20% liquidation preference over our Common Stock and also has certain rights to dividend and distributions at the discretion of the Board. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 14, 2023, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which is intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to an aggregate of 1.25 million shares of our common stock. The duration of the plan is through October 15, 2024.

On December 5, 2023, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan, which is intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading plan provides for the potential sale of up to an aggregate of 750,000 shares of our common stock. The duration of the plan is through October 15, 2024.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024  Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

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

(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Filed/	Incorporated by Reference
Exhibit No.	Description	Furnished Herewith	Form	Exhibit No.	Filing Date

1.1	At-The-Market Offering Agreement, dated September 14, 2021, 2020, by and between BTCS Inc. and H.C. Wainwright & Co., LLC		8-K	1.1	9/14/21
2.1	Articles of Merger		8-K/A	3.1	7/31/15
2.2	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
3.1	Articles of Incorporation		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.1(d)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19
3.1(e)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21
3.1(f)	Certificate of Designation – Series V		8-K	3.1	1/31/23
3.1(g)	Certificate of Amendment to the Series V Certificate of Designation		8-K	3.1	4/19/23
3.1(h)	Amendment No. 4 to Articles of Incorporation – Increase Authorized Capital		8-K	3.1	7/13/23
3.2	Bylaws of TouchIT Technologies, Inc.		S-1	3.2	5/29/08
3.2(a)	Amendment No. 1 to the Bylaws		8-K	3.1	4/12/22
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended	(2)	10-Q	4.1	8/11/23
4.2	Description of Securities	(1)

10.1	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.1(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.2	Employment Agreement - Michael Handerhan	(2)	10-K	10.9	6/23/17
10.2(a)	Amendment to Employment Agreement – Michal Handerhan	(2)	10-K	10.16(a)	3/23/20
10.3	Offer Letter – Michael Prevoznik	(2)	10-K	10.4	3/11/22
10.4	Offer Letter – Manish Paranjape	(2)	10-K	10.4	3/31/23
19.1	Insider Trading Policy	(1)
21.1	List of Subsidiaries	(1)
23.1	Consent of RBSM LLP	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy	(1)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

(1)	Filed herein
(2)	Indicates a management contract or compensatory plan.
(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2024.

BTCS INC.

Date:	March 21, 2024	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer	March 21, 2024
Charles W. Allen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Michael Prevoznik	Chief Financial Officer	March 21, 2024
Michael Prevoznik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michal Handerhan	Director	March 21, 2024
Michal Handerhan

/s/ Melanie Pump	Director	March 21, 2024
Melanie Pump

/s/ Charlie Lee	Director	March 21, 2024
Charlie Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2023 and 2022 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for digital assets (crypto currencies) to fair value, with changes in fair value recognized in net income, effective as of January 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).

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

Evaluation of audit evidence pertaining to the existence and control of the digital assets

As discussed in Notes 3 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets measured at fair value pursuant to ASU No. 2023-08. The digital assets are recorded at fair value. As of December 31, 2023, the fair value of the Company’s digital assets was $25.2 million.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Especially subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through stored private cryptographic keys. In addition, information technology (IT) professional with specialized skills and knowledge in IT controls was needed to assist in the evaluation of the sufficiency of certain controls over digital assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the information on the representative blockchain via blockchain explorers. This included assessing the controls to prevent unauthorized users from access to the private keys and to prevent the misuse or misappropriation of crypto assets. We involved IT professional with specialized skills and knowledge in IT controls, who assisted in evaluating certain internal controls over the digital assets process, related specifically to the control of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the Company’s ledgers to the public blockchain. We also compared on test basis of the Company’s record of digital asset transactions to the records on the public blockchain using at least two different blockchain explorers. We performed procedures to establish that the Company has controls over the crypto assets. We evaluated the reasonableness of the prices utilized by the Company to value digital assets by obtaining independent digital asset prices and comparing those to the prices selected by the Company.

We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ RBSM LLP
PCAOB ID 587
We have served as the Company’s auditor since 2016.
Las Vegas, Nevada
March 21, 2024

BTCS Inc.

Balance Sheets

	December 31,	December 31,
	2023	2022

Assets:
Current assets:
Cash and cash equivalents	$1,458,327	$2,146,783
Stablecoins	21,044	-
Crypto assets	302,783	982
Staked crypto assets	24,900,146	1,826,307
Prepaid expenses	62,461	123,727
Receivable for capital shares sold	291,440	-
Total current assets	27,036,201	4,097,799

Other assets:
Investments, at value (Cost $100,000)	100,000	100,000
Property and equipment, net	10,490	11,152
Staked crypto assets - long term	-	5,708,624
Total other assets	110,490	5,819,776

Total Assets	$27,146,691	$9,917,575

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$55,058	$76,727
Accrued compensation	712,092	295,935
Warrant liabilities	213,750	213,750
Total current liabilities	980,900	586,412

Stockholders’ equity:
Preferred stock: 20,000,000 shares authorized at $0.001 par value:	-	-
Series V preferred stock: 14,567,829 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,563,938	-
Common stock, 975,000,000 shares authorized at $0.001 par value, 15,320,281 and 13,107,149 shares issued and outstanding at December 31, 2023 and 2022, respectively	15,322	13,108
Additional paid in capital	162,263,634	160,800,263
Accumulated deficit	(138,677,103)	(151,482,208)
Total stockholders’ equity	26,165,791	9,331,163

Total Liabilities and Stockholders’ Equity	$27,146,691	$9,917,575

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2023	2022

Revenues
Validator revenue (net of fees)	$1,339,628	$1,692,454
Total revenues	1,339,628	1,692,454

Cost of revenues
Validator expenses	359,778	426,440
Gross profit	979,850	1,266,014

Operating expenses:
General and administrative	$1,863,916	$1,916,193
Research and development	687,288	611,758
Compensation and related expenses	2,129,144	3,313,638
Marketing	12,153	78,171
Impairment loss on crypto assets	-	13,348,874
Realized (gains) losses on crypto asset transactions	604,269	(506,757)
Total operating expenses	5,296,770	18,761,877

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	12,135,648	-
Change in fair value of warrant liabilities	-	1,638,750
Distributions to warrant holders	-	(35,625)
Total other income (expenses)	12,135,648	1,603,125

Net income (loss)	$7,818,728	$(15,892,738)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.55	$(1.25)

Weighted average number of common shares outstanding, basic and diluted	14,092,233	12,732,914

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10,528,212	$10,529	$147,682,384	$(135,589,470)	$12,103,443
Issuance of common stock, net of offering cost / At-the-market offering	2,172,336	2,172	11,124,159	-	11,126,331
Stock-based compensation	406,601	407	2,624,863	-	2,625,270
Dividend distributions	-	-	(631,143)	-	(631,143)
Net loss	-	-	-	(15,892,738)	(15,892,738)
Balance December 31, 2022	13,107,149	$13,108	$160,800,263	$(151,482,208)	$9,331,163

	Series V				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit		Equity
Balance December 31, 2022, as adjusted	-	$-	13,107,149	$13,108	$160,800,263	$(146,495,831	)(1)	$14,317,540	(1)
Issuance of common stock, net of offering cost / At-the-market offering	-	-	1,707,621	1,708	2,686,086	-		2,687,794
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-		-
Stock-based compensation	25,026	4,405	505,511	506	1,336,818	-		1,341,729
Net income (loss)	-	-	-	-	-	7,818,728		7,818,728
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)		$26,165,791

(1)	Includes an adjustment to the opening balance of $4,986,377 resulting from a change in accounting principle. See Note 3 for further details.

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2023	2022

Net Cash flows used from operating activities:
Net income (loss)	$7,818,728	$(15,892,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,033	4,039
Stock-based compensation	1,341,729	2,625,270
Validator revenue	(1,339,628)	(1,692,454)
Blockchain network fees (non-cash)	-	1,321
Change in fair value of warrant liabilities	-	(1,638,750)
Sale of non-productive crypto assets	-	2,547,325
Realized gain on crypto assets transactions	604,269	(506,757)
Change in unrealized (appreciation) depreciation on crypto assets	(12,135,648)	-
Impairment loss on crypto assets	-	13,348,874
Changes in operating assets and liabilities:
Stablecoins	(21,044)	-
Prepaid expenses and other current assets	61,266	200,824
Receivable for capital shares sold	(291,440)	-
Accounts payable and accrued expenses	(21,669)	(62,332)
Accrued compensation	416,157	288,601
Net cash used in operating activities	(3,562,247)	(776,777)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(1,804,482)	(9,453,024)
Sale of productive crypto assets	1,994,851	585,595
Purchase of investments	-	(100,000)
Purchase of property and equipment	(5,276)	(5,408)
Sale of property and equipment	904	-
Net cash provided by (used in) investing activities	185,997	(8,972,837)

Cash flow from financing activities:
Dividend distributions	-	(630,801)
Net proceeds from issuance common stock/ At-the-market offering	2,687,794	11,126,331
Net cash provided by financing activities	2,687,794	10,495,530

Net (decrease)/increase in cash	(688,456)	745,916
Cash, beginning of period	2,146,783	1,400,867
Cash, end of period	$1,458,327	$2,146,783

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$2,559,533	$-

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business and Recent Developments

BTCS Inc. (formerly Bitcoin Shop, Inc.), a Nevada corporation (“BTCS” or the “Company”) was incorporated in 2008 and is a Nasdaq listed company operating in the blockchain technology sector since 2014 with a primary focus on blockchain infrastructure. Our core focus is on driving scalable growth through a diverse range of business streams leveraging and built on top of our core and proven blockchain infrastructure operations. The Company secures and operates validator nodes (as a “Validator”) on various proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) based blockchain networks earning native token rewards by staking our proof-of-stake crypto assets (also referred to “cryptocurrencies”, “crypto”, “crypto assets”, “digital assets”, or “tokens”), with an emphasis on Ethereum.

The Company’s non-custodial Staking-as-a-Service (“StaaS”) business allows crypto asset holders to earn staking rewards by participating in network consensus mechanisms through staking (or “delegating”) their crypto assets to BTCS-operated validator nodes (or “nodes”). As a non-custodial Validator and StaaS provider, BTCS may charge a validator node fee, typically determined as a percent of the crypto asset rewards earned on crypto assets delegated to its node, creating the opportunity for potential scalable revenue and business growth with limited additional costs. The Company believes that StaaS provides a more accessible and cost-effective way for crypto asset holders to participate in blockchain network consensus, thereby promoting the growth and adoption of blockchain technology.

The Company’s internally-developed “StakeSeeker” platform is a personal finance software and education center with a comprehensive crypto dashboard for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. The StakeSeeker dashboard reads user data from digital wallets and utilizes application programming interfaces (APIs) to read data from crypto exchanges and does not allow for the trading or custody of crypto assets. StakeSeeker’s Stake Hub functions as an educational center, offering users guidance on the delegation of their crypto assets to our non-custodial validator nodes, along with the ability to monitor such delegation activities through data analysis. StakeSeeker does not provide or facilitate direct, asset delegation or transaction execution on our platform. Stake Hub’s primary purpose is to offer instructional support and tracking capabilities. There is no active process for asset delegation through the Stake Hub dashboard; it is primarily a monitoring tool. The StakeSeeker platform is currently free-to-use for registered users so is not currently generating revenue. The Company is not a broker-dealer or an investment advisor and does not provide any such related services. StakeSeeker provides a valuable analytical platform to crypto enthusiasts and strategically seeks to entice users with its cutting-edge features. The underlying strategic objective of the platform is to drive the expansion of Delegators to our validator nodes.

The Company anticipates taking the StaaS Platform out of beta prior to the end of 2024. The current functionality allows for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. In the future we may add support for additional blockchains and provide other analytic tools. We are also exploring the feasibility of adding Ethereum non-custodial staking to StakeSeeker in 2024. We anticipate the costs associated with doing so would be in line with our historical research and development costs.

The Company has introduced “Builder+”, a newly developed Ethereum block builder (“Builder”) that utilizes advanced algorithms to maximize validator earnings by constructing optimized blocks for on-chain validation. Builders actively monitor the Ethereum transaction queue, known as the “mempool”, for pending transactions and strategically reorder them to create ‘optimized blocks’ containing transactions with the highest fees. Builders pay a fee to increase the chances of their blocks being selected by a validator and, in return, earn the associated crypto transaction fees.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation. These reclassifications have no impact on the Company’s previously reported net income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC.As of December 31, 2023 and 2022, the Company had approximately $1,458,000 and $2,147,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023 and 2022, the Company had approximately $933,000 and $1,682,000 in excess of the FDIC insured limit, respectively.

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

The Company accounts for its stablecoins as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. While not accounted for as cash or cash equivalents, these stablecoins are considered a liquidity resource.

Crypto Assets

Fair Value Measurement

The Company’s fair value measurement for its crypto assets is guided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. According to ASC 820, fair value is defined as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market. In this context, market participants are considered to be independent, knowledgeable, and willing and able to transact.

Kraken has been identified as the principal market for the Company’s crypto assets, serving as the Company’s primary cryptocurrency exchange for both purchases and sales. This determination is based on a comprehensive evaluation process that considers various factors, including regulatory compliance, trading activity, and price stability. The Company places significant trust in Kraken’s well-established reliability and robust capabilities.

To determine the fair value of its crypto assets, the Company relies primarily on coinmarketcap.com (“CoinMarketCap”) as the principal pricing source. The selection of CoinMarketCap is the result of thorough due diligence, which identified it as the most reliable source for consistently obtaining timely and accurate crypto asset price data, covering all the crypto assets held by the Company. The real-time pricing from CoinMarketCap is notably aligned with the bid/ask quotes observed on the Company’s primary exchange and principal market, Kraken.

While Kraken is designated as the primary exchange, the Company maintains the flexibility to engage in cryptocurrency transactions on other exchanges where it maintains accounts. This flexibility allows the Company to adapt to changing market conditions and explore alternative platforms when necessary to ensure cost-effective execution and fair value measurement using the most advantageous market.

The determination of Kraken as the principal market reflects the Company’s commitment to making informed decisions based on regulatory compliance, trading activity, and price stability and achieving the most accurate representation of fair value for its crypto assets. The Company regularly reviews and assesses its choice of principal market to ensure it aligns with its objectives and the evolving landscape of the cryptocurrency market.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Accounting for Crypto Assets

The cost basis of the Company’s crypto assets is initially recorded at their fair value using the U.S. dollar spot price of the related crypto asset at 4:00 p.m., New York time, on the date of receipt (or “carrying value”).

Crypto assets are measured at their fair respective fair market values at each reporting period end on the balance sheets and classified as either ‘Staked Crypto Assets’ or ‘Crypto Assets’ to distinguish their nature within the respective balances. Staked crypto assets are presented as current assets if their lock-up periods are less than 12 months, and as long-term other assets if the lock-up extends beyond one year. The majority of our crypto assets are staked, typically with lock-up periods of less than 21 days, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace, as we have a reasonable expectation that they will be realized in cash or sold or consumed during the normal operating cycle of our business to support operations when needed.

The classification of purchases and sales in the statements of cash flows is determined based on the nature of the crypto assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking) or ‘non-productive’ (e.g. bitcoin). Acquisitions of non-productive crypto assets are treated as operating activities, while acquisitions of productive crypto assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities. Productive crypto assets staked with lock-up periods of less than 12 months are listed as current assets in the ‘Staked Crypto Assets’ line item on the balance sheet. Staked crypto assets with lock-up periods exceeding 12 months are categorized as long-term other assets. Non-productive crypto assets are included in the ‘Crypto Assets’ line item on the balance sheet.

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets. The impacts of the change in accounting principle are discussed further in Note 3.

Prior to the Company’s adoption of ASU No. 2023-08, the Company accounted for its crypto assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles –Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Prior to the Company’s adoption of ASU No. 2023-08, on a quarterly basis, crypto assets were measured at carrying value, net of any impairment losses incurred since receipt. The Company recorded impairment losses as the fair value fell below the carrying value of the crypto assets at any time during the period, as determined using the lowest intraday U.S. dollar spot price of the related crypto asset subsequent to its acquisition. The crypto assets could only be marked down when impaired and not marked up when their value increases. Impairment losses could not be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Such impairment in the value of crypto assets was recorded as a component of costs and expenses in our statements of operations. The Company recorded impairment losses of approximately $0 and $13,349,000 related to crypto assets during the years ended December 31, 2023 and 2022, respectively.

Realized gain (loss) on sale of crypto assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately ($604,000) and $507,000 during the years ended December 31, 2023 and 2022, respectively.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through staking rewards generated from its blockchain infrastructure operations.

The transaction consideration the Company receives - the crypto asset awards and gas fees - are a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the crypto asset award received is determined using the U.S. dollar spot price of the related crypto asset at 4:00 p.m., New York time, on the date of receipt.

Blockchain Infrastructure

The Company engages in network-based smart contracts by running its own crypto asset validator nodes as well as by staking (or “delegating”) crypto assets directly to both its own validator nodes and nodes run by third-party operators. Through these contracts, the Company provides crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract.

In exchange for staking the crypto assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed crypto asset award earned from the network when delegating to the Company’s own node and is entitled to a fractional share of the fixed crypto asset award a third-party node operator receives (less crypto asset transaction fees payable to the node operator, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is proportionate to the crypto assets staked by the Company compared to the total crypto assets staked by all Delegators to that node at that time.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

The following table details the native token rewards and their respective fair market value recognized as revenue during the years ended December 31, 2023. The tables distinguish between token rewards earned from staking to BTCS run Validator nodes as well as delegating to validator nodes operated by unaffiliated third-parties.

Crypto assets earned from staking to BTCS validator nodes

	FY 2022	FY 2022	FY 2023	FY 2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	390	$768,992	358	$639,357
Cosmos (Atom)	15,200	$214,217	43,268	$408,964
Kava (KAVA)	49,690	$114,603	53,435	$43,642
Kusama (KSM)	824	$73,138	820	$21,981
Mina (MINA)	4,320	$2,594	15,840	$10,959
Evmos (EVMOS)	-	$-	89,591	$10,807
Akash (AKT)	6,376	$1,459	11,666	$9,808
Avalanche (Avax)	1,051	$30,791	664	$9,117
NEAR Protocol (NEAR)	970	$1,512	5,494	$8,836
Oasis Network (ROSE)	9,758	$533	98,001	$5,802
Tezos (XTZ)	3,620	$7,048	2,413	$2,326
Terra (Luna)	61	$5,401	-	$-
Algorand (Algo)	98	$115	-	$-
Total earned from staking to BTCS validator nodes		$1,220,403		$1,171,599

Crypto assets earned from staking to third-party validator nodes

	FY 2022	FY 2022	FY 2023	FY 2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Axie Infinity (AXS)	17,392	$385,101	18,522	$127,691
Polygon (Matic)	31,395	$27,826	24,878	$20,613
Solana (SOL)	407	$20,428	474	$11,592
Polkadot (DOT)	2,989	$35,658	1,371	$7,358
Cardano (ADA)	5,102	$3,038	2,394	$775
Total earned from staking to third-party validator nodes		$472,051		$168,029
Total		$1,692,454		$1,339,628

Cost of Revenue

The Company’s cost of revenue related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenue encompasses fees, including equity compensation stock-based fees paid to third parties for their assistance in software maintenance and node operations. These costs directly related to production of revenues are collectively summarized as “Validator expenses” in the statements of operations.

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

Property and Equipment

Property and equipment consist of computer, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Accounting for Warrants

The Company accounts for the issuance of Common Stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered Common Stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheets as a current liability.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

Restricted Stock Units (“RSUs”)

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

On January 5, 2022, the Board declared a non-recurring special dividend of $0.05 for each outstanding share of Common Stock of the Company, payable to holders of record as of the close of business on March 17, 2022. The dividend distributions were considered a return of capital as the distributions were in excess of the Company’s current and accumulated earnings and profits. The return of capital distribution reduces the Company’s additional paid in capital balance. Dividend distributions amounted to $0 and $631,000 during the years ended December 31, 2023 and 2022, respectively.

The Company will evaluate the appropriateness of potential future dividends as the Company continues to grow its operations.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $12,000 and $78,000 for the year ended December 31, 2023 and 2022, respectively.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s restricted stock units, options and warrants. Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, notes and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2023 and 2022 because their effect was anti-dilutive:

	As of December 31,
	2023	2022
Warrants to purchase common stock	712,500	912,500
Options	1,200,000	1,150,000
Non-vested restricted stock awards units	1,606,373	1,590,553
Total	3,518,873	3,653,053

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which is intended to improve the accounting for and disclosure of crypto assets. The ASU requires entities to subsequently measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The ASU also the requires specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-08 effective January 1, 2023, which had a material impact to its financial statement and related disclosures, which are further discussed in Note 3.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 - Changes in Accounting Principle

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets.

As a result of the adoption of ASU No. 2023-08, crypto assets are recorded at their fair market value on its balance sheet and changes in the fair market value of its crypto assets during reporting periods are recorded within its statements of operations as unrealized appreciation (depreciation). Prior to adopting ASU No. 2023-08, crypto assets were accounted for as intangible assets with an indefinite life in accordance with ASC 350, Intangibles –Goodwill and Other, carrying them at their impaired value and recognizing impairment losses during reporting periods. Adoption of the fair market value guidance contained within ASU No. 2023-08 eliminates the need to calculate impairment losses on crypto assets for the year of adoption and moving forward.

The Company elected to early adopt the guidance contained with ASU No. 2023-08 as we believe that the specified changes in financial reporting better reflect the economic realities of the Company’s business model and the value of the crypto assets held, enhancing the transparency and accuracy of the financial statements.

The adoption of ASU No. 2023-08 required an adjustment to the Company’s opening Retained Earnings balance as of January 1, 2023, to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment accounts for the difference between the December 31, 2022 ending book value of crypto assets and their respective fair market value, which amounted to approximately $4,986,000.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Crypto Assets

The following table presents the Company’s crypto assets held as of December 31, 2023:

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	7,815	$8,862,438	$17,829,264
Cosmos (Atom)	270,098	4,843,231	2,860,870
Solana (SOL)	7,845	535,109	796,327
Avalanche (Avax)	17,842	1,129,281	687,713
Axie Infinity (AXS)	60,552	1,913,988	535,546
Polygon (Matic)	506,010	848,606	491,138
Oasis Network (ROSE)	2,647,629	157,541	363,571
Kusama (KSM)	7,313	1,427,083	329,353
Kava (KAVA)	345,394	1,089,300	301,429
NEAR Protocol (NEAR)	80,267	162,780	293,204
Akash (AKT)	119,071	46,156	291,574
Cardano (ADA)	265,254	402,901	157,615
Mina (MINA)	90,017	63,539	122,007
Polkadot (DOT)	8,650	139,711	70,879
Evmos (EVMOS)	345,777	97,404	43,886
Tezos (XTZ)	26,174	73,318	26,379
Band Protocol (BAND)	992	1,500	2,174
Total		$21,793,886	$25,202,929

The following table presents a rollforward of the Company’s crypto asset activities for the years ended December 31, 2023 and 2022:

December 31, 2021 - Book Value	$12,365,472
Purchases of crypto assets	9,453,024
Rewards earned from staking	1,692,454
Sales of crypto assets	(3,132,920)
Realized gains on sale of crypto assets	506,757
Impairment loss	(13,348,874)
December 31, 2022 - Book Value	$7,535,913
Opening adjustment for change in accounting principle	4,986,377
Purchases of crypto assets	1,804,482
Rewards earned from staking	1,339,628
Sales of crypto assets	(1,994,851)
Realized gains on sale of crypto assets	147,295
Realized losses on sale of crypto assets	(751,563)
Change in unrealized appreciation (depreciation) of crypto assets	12,135,648
December 31, 2023 - Fair Market Value	$25,202,929

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Fair Value of Financial Assets and Liabilities

The Company measures certain assets and liabilities at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., an ‘exit price’) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that are accessible at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.

Level 2 – Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2023 and 2022:

	Fair Value Measured at December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$25,202,929	$25,202,929	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$25,302,929	$25,202,929	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

	Fair Value Measured at December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Investments	$100,000	$-	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2023 and 2022.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2023 and 2022, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	December 31,	December 31,
	2023	2022
Beginning balance	$100,000	$-
Purchases	-	100,000
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	December 31,	December 31,
	2023	2022
Beginning balance	$213,750	$1,852,500
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	-	(1,638,750)
Ending balance	$213,750	$213,750

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of December 31, 2023, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of December 31, 2023, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheets as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023 and 2022, is as follows:

	December 31, 2023	December 31, 2022
Risk-free rate of interest	4.23%	3.99%
Expected volatility	102.81%	152.84%
Expected life (in years)	2.18	3.18
Expected dividend yield	-	-

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Stockholders’ Equity (Deficit)

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

During the year ended December 31, 2023, the Company sold a total of 1,707,621 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $2,790,000 at an average selling price of $1.63 per share, resulting in net proceeds of approximately $2,688,000 after deducting commissions and other transaction costs.

During the year ended December 31, 2022, the Company sold a total of 2,172,336 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $11,487,000 at an average selling price of $5.29 per share, resulting in net proceeds of approximately $11,126,000 after deducting commissions and other transaction costs.

Share Based Payments

Effective January 19, 2023, The Board approved the issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500 each) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the year ended December 31, 2023, 122,124 shares of common stock were issued to independent directors.

For the years ended December 31, 2023 and 2022, 354,713 and 284,722 shares of common stock were issued to officers related to payment of accrued bonus compensation, respectively.

Issuance of Restricted Stock to Service Providers

During the year ended December 31, 2022, the Company issued to one service provider a total of approximately 12,500 shares of restricted Common Stock, representing a total fair value of $59,000.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

Options

During the year ended December 31, 2023, the Company granted 85,000 stock options with a weighted average exercise price of $1.29 to non-executive employees.

During the year ended December 31, 2022, the Company granted 50,000 stock options with a weighted average exercise price of $1.51 to non-executive employees.

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the years ended December 31, 2023 and 2022 for the Black-Scholes formula:

	Year Ended December 31,
	2023	2022
Exercise price	$1.29	$1.51
Term (years)	5.00	5.00
Expected stock price volatility	151.32%	165.79%
Risk-free rate of interest	3.97%	2.77%

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

A summary of options activity under the Company’s stock option plan for the years ended December 31, 2023 and 2022 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,235,000	$2.14	$1,488,000	4.0
Employee options granted	50,000	1.51	-	1.4
Employee options expired	(100,000)	1.90	-	-
Employee options forfeited	(35,000)	1.50	-	-
Outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Options vested and exercisable as of December 31, 2022	1,135,000	$2.16	$-	3.3

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Employee options granted	85,000	1.29	-	5.0
Employee options forfeited	(35,000)	1.02	11,100	-
Outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Options vested and exercisable as of December 31, 2023	1,145,000	$2.15	$-	2.3

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

RSUs

On February 22, 2022, the Company granted 45,767 restricted stock units to the Company’s Chief Technology Officer. The restricted stock units are to vest over a five-year period as follows: 20% of the 45,767 restricted stock units vested on January 1, 2023, and the remaining 80% are to vest annually over the following four years with vesting occurring on December 31st of each respective year. The grant date fair value of restricted stock units was approximately $200,000.

Effective January 2, 2022, the Board ratified grants of RSUs to each independent director. David Garrity, Carol Van Cleef and Charles Lee were each granted 95,544 restricted stock units (the “2022 Board Grants”). The 2022 Board Grants vest in four equal installments at the end of each calendar quarter in 2022. As of December 31, 2022, all 95,544 of the restricted stock units vested with a total fair value of approximately $300,000.

Effective January 2, 2022, the Board, as approved by its Compensation Committee, ratified grants of RSUs to the Company’s executive officers as part of a long-term incentive (“LTI”) plan, with vesting terms set for when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above four defined market capitalization thresholds of $100 million, $150 million, $200 million and $400 million.

Effective February 22, 2022, upon appointment of Manish Paranjape as Chief Technology Officer of the Company, Mr. Paranjape was also granted RSUs as part of the LTI plan, with consistent vesting terms set for when the Company’s market capitalization above the same four defined market capitalization thresholds.

Effective January 1, 2023 (the “LTI RSU Amendment Date”), upon recommendation of the Compensation Committee of the Board approved an amendment to the LTI plan, whereby the market capitalization threshold targets were lowered to $50 million, $100 million, $150 million, and $300 million.

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

As of the LTI RSU Amendment Date, the Company determined the pre-modification and post-modification estimated fair value of the LTI RSUs accounting for the amended market cap criteria. The increase in fair value of the LTI RSUs attributable to the modification was valued to be approximately $83,000 and added to the related unrecognized compensation expense in accordance with ASC 718 – Share-Based Compensation, whereby any previously recognized compensation cost that has not vested as of the modification date should be adjusted to reflect the new fair value of the equity awards on the date of the modification.

The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2023 and 2022 for the Monte-Carlo simulation:

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

Effective September 30, 2022, Mr. David Garrity resigned as a director of BTCS, Inc. The Board agreed to fully vest Mr. Garrity’s remaining unvested restricted stock units (7,962 shares) and pay Mr. Garrity approximately $5,600, which represents the remaining unpaid 2022 director fees as of the date of resignation.

On October 1, 2022, the Company granted a total of 7,962 restricted stock units to Melanie Pump, a non-employee director of the Company, which vested on December 31, 2023 with a total fair value of approximately $12,000.

On December 9, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved the grant of 25,000 RSUs to Mr. Prevoznik and Mr. Paranjape each, effective January 1, 2023, which vest annually over a five-year period with the first vesting date being on the one-year anniversary of the execution date of the effective grant date, subject to continued employment on each applicable vesting date. The fair value of the RSUs on the grant date was approximately $16,000, each.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the years ended December 31, 2023 and 2022 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	29,363	$5.96
Granted	1,670,569	3.28
Vested	(109,379)	2.29
Nonvested at December 31, 2022	1,590,553	$3.34
Granted	50,000	0.63
Vested	(34,180)	3.55
Nonvested at December 31, 2023	1,606,373	$3.25

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Stock-based Compensation

Stock-based compensation expenses are recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expenses for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2023	2022
Employee bonus stock awards	$675,061	$1,152,525
Employee stock option awards	11,726	97,142
Employee restricted stock unit awards	956,526	1,575,475
Non-employee restricted stock awards	195,784	225,207
	$1,839,097	$3,050,349

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2023 and 2022:

Number of Warrants
Outstanding as of December 31, 2021	962,794
Expiration of warrants	(50,294)
Outstanding as of December 31, 2022	912,500
Expiration of warrants	(200,000)
Outstanding as of December 31, 2023	712,500

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Executive Compensation

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

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Allen Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2023, Mr. Allen’s annual base salary was $411,419.

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

On February 6, 2019 we amended the Handerhan Employment Agreement whereby the annual salary was increased to $215,000 per year effective on January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Handerhan Employment Agreement remained unchanged, including the Annual Increase.

On January 19, 2022, the Board approved a salary increase for Michael Handerhan to $275,000, effective January 1, 2022. For the year ended December 31, 2023 Mr. Handerhan’s annual base salary was $287,375.

On June 24, 2022, as a part of its cost-cutting measures, Michal Handerhan agreed to each forfeit $25,000 of his annual base salary for 2022. The forfeiture in 2022 does not alter or amend current employment agreements, or any calculations based on those agreements.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

On June 1, 2022, the Board approved a salary increase for Michael Prevoznik to $225,000, effective June 1, 2022.

On December 9, 2022, upon recommendation of the Compensation Committee of the Board approved a 4.5% inflationary increase in Mr. Prevoznik’s annual base salary, effective January 1, 2023.

On January 12, 2024, upon recommendation of the Compensation Committee of the Board approved a 4.5% inflationary increase in Mr. Prevoznik’s annual base salary, effective January 1, 2024.

For the year ended December 31, 2023 Mr. Prevoznik’s annual base salary was $235,125.

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

On December 9, 2022, upon recommendation of the Compensation Committee of the Board approved a 4.5% inflationary increase in Mr. Paranjape’s annual base salary, effective January 1, 2023.

On January 12, 2024, upon recommendation of the Compensation Committee of the Board approved a 4.5% inflationary increase in Mr. Paranjape’s annual base salary, effective January 1, 2024.

For the year ended December 31, 2023 Mr. Prevoznik’s annual base salary was $235,125.

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

A “change of control” for purposes of the Employment Agreements means any of the following: (i) the sale or partial sale of the Company to an un-affiliated person or entity or group of un-affiliated persons or entities pursuant to which such party or parties acquire shares of capital stock of the Company representing at least twenty five (25%) of the fully diluted capital stock (including warrants, convertible notes, and preferred stock on an as converted basis) of the Company; (ii) the sale of the Company to an un-affiliated person or entity or group of such persons or entities pursuant to which such party or parties acquire all or substantially all of the Company’s assets determined on a consolidated basis, or (iii) Incumbent Directors (Mr. Allen and Mr. Handerhan) cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of the Company.

Additionally, pursuant to the terms of the Employment Agreements, we have entered into an indemnification agreement with each executive officer.

Clawback Policy

On November 17, 2023, our Board adopted a clawback policy in accordance with the rules of the Nasdaq Stock Exchange, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required).

Bonuses

2022 Bonuses

On January 2, 2022, Charles Allen, the Company’s Chief Executive Officer, was awarded 173,611 fully-vested shares of Common Stock and Michal Handerhan, the Company’s Chief Operating Officer, was awarded 111,111 fully-vested shares of Common Stock granted under the 2021 Equity Incentive Plan (the “Plan”) as equity bonuses.

On May 12, 2022, the Compensation Committee of the Board of the Company approved a performance based Annual Cash Incentive Plan (“ACIP”) for the Company’s executives for fiscal year 2022 whereby if an executive meets their performance milestones, the executive will receive a bonus in amount up to 48% to 107% of the applicable executive’s base salary.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

On December 9, 2022, upon recommendation of the Compensation Committee, the Board approved an annual performance payout in the aggregate amount of $278,498, to be paid in stock and cash in the closing price of the Company’s common stock on January 1, 2023 as follows:

For the Year Ended
December 31, 2022
Charles Allen - CEO	104,987
Michal Handerhan - COO	82,500
Michael Prevoznik - CFO	45,000
Manish Paranjape - CTO	46,011
Total Performance Bonuses Earned	278,498

2023 Bonuses

On May 11, 2023, the Compensation Committee of the Board of the Company approved a performance based Annual Cash Incentive Plan (“ACIP”) for the Company’s executives for fiscal year 2023 whereby if an executive meets their performance milestones, the executive will receive a bonus in amount up to 64% to 128% of the applicable executive’s base salary.

On December 29, 2023, upon recommendation of the Compensation Committee, the Board approved an annual performance payout in the aggregate amount of $705,061, to be paid in stock and cash in the closing price of the Company’s common stock on January 1, 2023 as follows:

For the Year Ended
December 31, 2023
Charles Allen - CEO	354,849
Michal Handerhan - COO	151,164
Michael Prevoznik - CFO	101,399
Manish Paranjape - CTO	97,649
Total Performance Bonuses Earned	705,061

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Accrued Expenses

As of December 31, 2023 and 2022, the Company had accrued expenses consisting of the following:

	December 31, 2023	December 31, 2022
Accrued compensation	$712,092	$295,935
Accounts payable and accrued expenses	55,058	76,727
	$767,150	$372,662

Accrued compensation and related expenses include approximately $710,000 and $284,000 related to performance bonus accruals as of December 31, 2023 and 2022, respectively.

Note 9 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the years ended December 31, 2023 and 2022, the Company made contributions to the 401(k) Plan of $95,000 and $45,000, respectively.

Note 10 – Liquidity

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $138,677,000 at December 31, 2023, and net cash used in operating activities of approximately $3,562,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through the sale of common stock equity. As of December 31, 2023, the Company had approximately $1,458,000 of unrestricted cash. However, historically the Company has experienced and may continue to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to accomplish its business plan over the next several years. The Company expects to seek additional funding through debt or equity financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2023 and 2022.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are comprised of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Federal net-operating loss carryforward	$3,488,995	$2,776,943
State net-operating loss carryforward	592,038	360,818
Other (non-qualified stock options)	15,997	225,794
Total deferred tax assets	4,097,030	3,363,555
Deferred tax liabilities:
Unrealized gains on crypto assets	715,899	-
Total deferred tax liabilities	715,899	-
Valuation allowance	(3,381,131)	(3,363,555)
Deferred tax assets, net	$-	$-

At December 31, 2023, the Company had net operating loss (“NOL”) carry forwards for federal and state tax purposes of approximately $25,753,000 which begins to expire in 2034. The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in tax years beginning after December 31, 2017 and future years.

Accordingly, the amount of Federal NOLs that were generated in the tax year December 31, 2014 in the amount of $1,290,156 will expire after December 31, 2034. The amount of NOLs that were generated in the tax year December 31, 2015 in the amount of $1,545,343 will expire after December 31, 2035. The amount of NOLs that were generated in the tax year December 31, 2016 in the amount of $794,762 will expire after December 31, 2036. The amount of NOLs that were generated in the tax year December 31, 2017 in the amount of $1,084,564 will expire after December 31, 2037. The NOLs generated in the tax years December 31, 2018 in the amounts of $11,899,437 and onwards will have an indefinite life per current U.S. federal income tax legislation.

Prior to the February 5, 2014 merger, the Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless.

As of December 31, 2023, the Company had a deferred tax liability related to the unrealized gains on its crypto assets amounting to $715,899. The final tax impact could significantly differ from current estimates due to future market fluctuations and changes in tax laws.

Therefore, Management of the Company has recorded a Full Valuation Reserve, since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2023 and 2022. The valuation allowance increased by approximately $18,000 as of December 31, 2023.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2023	2022
Statutory Federal Income Tax Rate	(21.0)%	(21.0)%
State Taxes, Net of Federal Tax Benefit	(6.48)%	(6.72)%
Federal tax rate change	0.0%	0.0%
Other	27.48%	27.72%
Change in Valuation Allowance	(0.0)%	(0.0)%
Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2023 and 2022.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 12 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

On December 29, 2023, upon recommendation of the Compensation Committee, the Board of BTCS Inc. approved the grant of 50,000 RSUs to each of its executive officers (Mr. Allen, Mr. Handerhan, Mr. Prevoznik and Mr. Paranjape), effective January 1, 2024. The RSUs granted vest annually over a 5-year period (10,000 per year) with the first vesting date of December 31, 2024 and each subsequent vesting on the one-year anniversary of the first vesting date, subject to continued employment on each applicable vesting date.

On January 12, 2024, Messrs. Allen and Handerhan both informed the Compensation Committee, that for personal reasons, they each do not accept, and forfeit, the 50,000 restricted stock units granted to them each by the Company effective January 1, 2024. Subsequently, effective January 12, 2024, approved the grant of 50,000 additional RSUs to Mr. Prevoznik and Mr. Paranjape, each, which vest annually over a 5-year period (10,000 per year) with the first vesting date of December 31, 2024 and each subsequent vesting on the one-year anniversary of the first vesting date, subject to continued employment on each applicable vesting date.

