Form 10-Q
period 2024-03-31
BTCS Inc.
filed 2024-05-14
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, there were 15,705,415 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$670,594	$1,458,327
Stablecoins	14,797	21,044
Crypto assets	721,659	302,783
Staked crypto assets	37,999,116	24,900,146
Prepaid expenses	31,620	62,461
Receivable for capital shares sold	-	291,440
Total current assets	39,437,786	27,036,201

Other assets:
Investments, at value (Cost $100,000)	100,000	100,000
Property and equipment, net	8,995	10,490
Total other assets	108,995	110,490

Total Assets	$39,546,781	$27,146,691

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$26,193	$55,058
Accrued compensation	6,419	712,092
Warrant liabilities	213,750	213,750
Total current liabilities	246,362	980,900

Stockholders’ equity:
Preferred stock: 20,000,000 shares authorized at $0.001 par value:	-	-
Series V preferred stock: 14,567,829 and 14,567,829 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,563,938	2,563,938
Common stock, 975,000,000 shares authorized at $0.001 par value, 15,705,415 and 15,320,281 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	15,707	15,322
Additional paid in capital	163,141,291	162,263,634
Accumulated deficit	(126,420,517)	(138,677,103)
Total stockholders’ equity	39,300,419	26,165,791

Total Liabilities and Stockholders’ Equity	$39,546,781	$27,146,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues
Blockchain infrastructure revenues (net of fees)	$385,773	$311,508
Total revenues	385,773	311,508

Cost of revenues
Blockchain infrastructure costs	95,012	82,014
Gross profit	290,761	229,494

Operating expenses:
General and administrative	$487,599	$609,829
Research and development	146,549	201,625
Compensation and related expenses	455,779	462,090
Marketing	57,602	6,243
Realized (gains) losses on crypto asset transactions	(10,687)	(7,554)
Total operating expenses	$1,136,842	$1,272,233

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	13,102,667	6,293,207
Change in fair value of warrant liabilities	-	(285,000)
Total other income (expenses)	13,102,667	6,008,207

Net income	$12,256,586	$4,965,468

Basic net income (loss) per share attributable to common stockholders	$0.78	$0.36
Diluted net income (loss) per share attributable to common stockholders	$0.63	$0.29
Basic weighted average number of common shares outstanding	15,691,677	13,673,126
Diluted weighted average number of common shares outstanding	19,410,550	17,187,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2024

	Series V Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)	$26,165,791
Stock-based compensation	-	-	385,134	385	877,657	-	878,042
Net income	-	-	-	-	-	12,256,586	12,256,586
Balance March 31, 2024	14,567,829	$2,563,938	15,705,415	$15,707	$163,141,291	$(126,420,517)	$39,300,419

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit (1)	Equity
Balance December 31, 2022, as adjusted	13,107,149	$13,108	$160,800,263	$(146,495,831)	$14,317,540
Issuance of common stock, net of offering cost / At-the-market offering	301,154	301	508,482	-	508,783
Stock-based compensation	391,442	391	531,226	-	531,617
Net income	-	-	-	4,965,468	4,965,468
Balance March 31, 2023	13,799,745	$13,800	$161,839,971	$(141,530,363)	$20,323,408

(1)	Includes an adjustment to the opening balance of $4,986,377 resulting from a change in accounting principle. See Note 4 for further details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net Cash flows used from operating activities:
Net income	$12,256,586	$4,965,468
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,495	1,153
Stock-based compensation	878,042	531,617
Blockchain infrastructure revenue	(385,773)	(311,508)
Change in fair value of warrant liabilities	-	285,000
Realized gains on crypto assets transactions	(10,687)	(7,554)
Change in unrealized (appreciation) depreciation on crypto assets	(13,102,667)	(6,293,207)
Changes in operating assets and liabilities:
Stablecoins	6,247	-
Prepaid expenses and other current assets	30,841	30,278
Receivable for capital shares sold	291,440	-
Accounts payable and accrued expenses	(28,865)	(34,773)
Accrued compensation	(705,673)	(292,506)
Net cash used in operating activities	(769,014)	(1,126,032)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(18,719)	(134,019)
Sale of productive crypto assets	-	47,543
Net cash provided by (used in) investing activities	(18,719)	(86,476)

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	-	508,783
Net cash provided by financing activities	-	508,783

Net (decrease)/increase in cash	(787,733)	(703,725)
Cash, beginning of period	1,458,327	2,146,783
Cash, end of period	$670,594	$1,443,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), a Nevada corporation listed on Nasdaq, has operated in the blockchain technology sector since 2014 with a primary focus on blockchain infrastructure. The Company secures and operates validator nodes (as a “Validator”) on various proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) based blockchain networks earning native token rewards by staking our proof-of-stake crypto assets (also referred to “cryptocurrencies”, “crypto”, “crypto assets”, “digital assets”, or “tokens”), with an emphasis on Ethereum.

The Company’s non-custodial Staking-as-a-Service (“StaaS”) business allows crypto asset holders to earn staking rewards by participating in network consensus mechanisms through staking (or “delegating”) their crypto assets to BTCS-operated validator nodes (or “nodes”). As a non-custodial Validator, BTCS may charge a validator node fee, typically determined as a percent of the crypto asset rewards earned on crypto assets delegated to its node, creating the opportunity for potential scalable revenue and business growth with limited additional costs.

The internally developed “StakeSeeker” platform is a personal finance software that allows crypto asset holders to monitor and analyze their portfolios across exchanges and wallets. It includes tracking capabilities utilizing application programming interfaces (APIs) as well as educational features, offering users guidance on the delegation of their crypto assets to our non-custodial validator nodes, along with the ability to monitor such delegation activities through data analysis. StakeSeeker is an informational monitoring tool and does not facilitate trading, delegation or custody of crypto assets on the platform.

The Company developed “Builder+”, an Ethereum block builder (“Builder”) that utilizes algorithms to optimize block construction for on-chain validation and maximize revenue.

The Company’s business is subject to various risks, including regulatory uncertainties, crypto asset price volatility, and the adoption of blockchain technology. Future success depends on the growth of the crypto asset market and the Company’s ability to effectively grow its StaaS and blockchain infrastructure operations.

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended March 31, 2024 are not necessarily indicative of results for the full year ended December 31, 2023. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2023.

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation in the unaudited condensed financial statements and accompanying notes. The reclassifications did not have a material impact on the Company’s unaudited condensed financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Note 3 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Annual Report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of March 31, 2024 and December 31, 2023, the Company had approximately $670,000 and $1,458,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024 and December 31, 2023, the Company had approximately $144,000 and $933,000 in excess of the FDIC insured limit, respectively.

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

The Company accounts for its stablecoins as indefinite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. While not accounted for as cash or cash equivalents, these stablecoins are considered a liquidity resource.

Crypto Assets

Fair Value Measurement

The Company’s accounts for the fair value measurement for its crypto assets in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market.

Kraken serves as the principal market for the Company’s crypto assets, being the Company’s primary cryptocurrency exchange for both purchases and sales. Coinbase is designated as the secondary principal market. This determination results from a comprehensive evaluation considering various factors, including compliance, trading activity, and price stability.

The fair value of crypto assets is primarily determined based on pricing data obtained from Kraken, the Company’s principal market. In the absence of Kraken data, pricing from Coinbase serves as a secondary source.

While Kraken is designated as the primary exchange, the Company retains flexibility to conduct cryptocurrency transactions on other exchanges where it maintains accounts. This flexibility allows the Company to adapt to changing market conditions and explore alternative platforms when necessary to ensure cost-effective execution and fair value measurement using the most advantageous market.

The selection of Kraken as the principal market reflects the Company’s commitment to informed decision-making and achieving the most accurate representation of fair value for its crypto assets. Regular reviews ensure alignment with the Company’s objectives and cryptocurrency market dynamics.

Accounting for Crypto Assets

The cost basis of the Company’s crypto assets is initially recorded at their fair value using the last close price of the day in the UTC (Coordinated Universal Time) time zone on the date of receipt.

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

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets. The impacts of the change in accounting principle are discussed further in Note 4.

The Company employs the specific identification method to determine the cost basis of our assets for the computation of gains and losses, in accordance with ASC 350-60-50-2a. This method involves identifying and using the actual cost of each individual asset sold or disposed of to calculate the gain or loss on its sale. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately $11,000 and $8,000 during the three months ended March 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through 1) staking rewards generated from its blockchain infrastructure operations, and 2) gas fees earned from successful Ethereum block building through Builder+. These revenues are collectively termed ‘Blockchain infrastructure revenues’ in the statements of operations.

The transaction consideration the Company receives - the crypto asset awards and gas fees - are a non-cash consideration, which the Company measures at fair value on the date received.

Blockchain Infrastructure

The Company engages in network-based smart contracts by running its own crypto asset validator nodes as well as by staking (or “delegating”) crypto assets directly to both its own validator nodes and nodes run by third-party operators. Through these contracts, the Company provides crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically last from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the staked crypto assets remain locked up during the duration of the smart contract.

In exchange for staking the crypto assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed crypto asset awards earned from the network when delegating to the Company’s own node and is entitled to a fractional share of the fixed crypto asset awards a third-party node operator receives (less crypto asset transaction fees payable to the node operator, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is proportionate to the crypto assets staked by the Company compared to the total crypto assets staked by all Delegators to that node at that time.

On certain blockchain networks on which the Company operates a validator node, the Company earns a validator node fee (“Validator Fee”), determined as a node operator’s published percentage of the crypto asset rewards earned on crypto assets delegated to its node.

Token rewards earned from staking, as well as tokens earned as Validator Fees, are calculated and distributed directly to BTCS digital wallets by the blockchain networks as part of their consensus mechanisms.

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

Ethereum Block Building (Builder+)

The Company participates in the Ethereum blockchain network by engaging in the construction of blocks (“block building”) containing strategically bundled transactions from the Ethereum mempool and from searchers who connect to the Company’s endpoint with the intent of the Company’s builder proposing their transactions. Revenue recognition for these activities, conducted through Builder+, entails the recognition of gas fees (or “transaction fees”) earned in exchange for successfully constructing blocks of bundled transactions and having these blocks selected and proposed by a validator to the Ethereum network for validation.

These gas fees are earned as a direct result of the Company’s fulfillment of its performance obligations, which include the construction of blocks by bundling transactions to maximize the value of the included fees and the proposal of that block to a Validator. Each constructed block under a smart contract with the Ethereum network signifies a distinct performance obligation.

As part of the block construction and proposal process, the Company’s Builder purchases block space through a fixed non-negotiable fee paid to a Validator (a “Validator Payment”) embedded in each proposed block. The Validator Payment, predetermined by the Builder, is paid to Validators as compensation for selecting and proposing the Company’s block to the network for validation. The Validator Payment is intrinsically linked to the Company’s performance obligations and is only disbursed when a block constructed by the Builder is selected by a Validator, proposed, and successfully finalized on the Ethereum network. It represents a direct and fixed pre-determined cost.

The satisfaction of the performance obligation occurs at a point in time when the constructed block is proposed by a Validator and successfully finalized on the Ethereum network. At this juncture, the Company has fulfilled its obligations, and the gas fees associated with the transactions included in the block become available and are transferred to the Company’s digital wallet, simultaneous with the disbursement of the related Validator payment.

The Company recognizes revenue, reflecting the fair value of the total gas fees earned from the constructed block net of the related Validator Payments disbursed. For the three months ended March 31, 2024 this resulted in the recognition of negative revenue, as Validator Payments exceed the total value of the gas fees associated with proposed blocks.

The following table summarizes the revenues earned from the Company’s operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Revenues from blockchain infrastructure operations
Staking to BTCS nodes	$343,911	$260,708
Staking to third-party nodes	74,442	50,800
Builder+	(32,580)	-
Total revenues	$385,773	$311,508

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three months ended March 31, 2024 and 2023. The tables differentiate between three sources of revenue: token rewards earned through delegating cryptocurrency assets to validator nodes operated by third parties, and revenue generated from BTCS blockchain infrastructure operations, which includes token rewards earned from staking crypto assets to validator nodes operated by BTCS, Validator Fees calculated as a percentage of rewards earned from crypto assets delegated by third-parties to BTCS nodes, as well as block rewards earned by BTCS Builders.

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three months ended March 31, 2024 and 2023. Revenues are derived from three primary sources: (1) token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes; (2) token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes as well as Validator Fees earned from third parties asset delegations to our nodes; and (3) net block rewards accrued generated by BTCS Builders.

Crypto assets earned from BTCS validator nodes

	For the Three Months Ended March 31,
	2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	65	$188,078	98	$154,634
Cosmos (Atom)	11,166	$121,074	5,980	$75,469
Akash (AKT)	4,575	$18,746	2,807	$1,045
Kava (KAVA)	6,292	$5,252	13,008	$11,735
NEAR Protocol (NEAR)	714	$4,422	1,022	$2,111
Mina (MINA)	2,880	$3,646	5,760	$3,837
Oasis Network (ROSE)	16,137	$2,218	20,364	$1,196
Kusama (KSM)	10	$475	273	$9,412
Tezos (XTZ)	-	$-	1,179	$1,269
Total earned from BTCS validator nodes		$343,911		$260,708

Crypto assets earned from Ethereum block building through Builder+

	For the Three Months Ended March 31,
	2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	(12)	$(32,580)	-	$-
Total earned from Ethereum block building through Builder+		$(32,580)		$-

Crypto assets earned from staking to third-party validator nodes

	For the Three Months Ended March 31,
	2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Axie Infinity (AXS)	5,381	$48,322	4,452	$40,028
Solana (SOL)	119	$15,372	121	$2,531
Polygon (MATIC)	6,230	$5,731	5,981	$6,737
Polkadot (DOT)	360	$2,957	246	$1,504
Evmos (EVMOS)	11,426	$940	-	$-
Cardano (ADA)	1,289	$753	-	$-
Tezos (XTZ)	318	$367	-	$-
Total earned from staking to third-party validator nodes		$74,442		$50,800
Total revenue earned		$385,773		$311,508

Cost of Revenues

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes and Builders, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenues encompasses fees paid to third parties for their assistance in software maintenance and node operations. These costs directly related to the production of revenues are collectively termed ‘Blockchain infrastructure expenses’ in the statements of operations.

The following table further details the costs of revenues for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Cost of staking revenues	$51,953	$82,014
Cost of Builder revenues	43,059	-
Total cost of revenues	$95,012	$82,014

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $58,000 and $6,000 for the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s restricted stock units, options and warrants. Diluted income (loss) per share excludes the shares issuable upon the conversion of preferred stock, notes and warrants from the calculation of net income (loss) per share if their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which is intended to improve the accounting for and disclosure of crypto assets. The ASU requires entities to subsequently measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The ASU also the requires specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-08 effective January 1, 2023, which had a material impact to its financial statement and related disclosures, which are further discussed in Note 4.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4 - Changes in Accounting Principle

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principles related to the Company’s accounting treatment of crypto assets.

As a result of the adoption of ASU No. 2023-08, crypto assets are recorded at their fair market value on its balance sheet and changes in the fair market value of its crypto assets during reporting periods are recorded within its statements of operations as unrealized appreciation (depreciation). Prior to adopting ASU No. 2023-08, crypto assets were accounted for as intangible assets with an indefinite life in accordance with ASC 350, Intangibles –Goodwill and Other, carrying them at their impaired value and recognizing impairment losses during reporting periods. Adoption of the fair market value guidance contained within ASU No. 2023-08 eliminates the need to calculate impairment losses on crypto assets for the period of adoption and moving forward.

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

Note 5 – Crypto Assets

The following table presents the Company’s crypto assets held as of March 31, 2024:

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	7,868	$9,028,622	$28,700,380
Cosmos (Atom)	281,264	4,964,305	3,455,299
Solana (SOL)	7,964	548,745	1,613,543
Avalanche (Avax)	17,842	1,129,281	964,888
Axie Infinity (AXS)	65,932	1,962,310	726,572
Polygon (Matic)	512,241	854,336	514,187
Oasis Network (ROSE)	2,663,766	159,759	366,108
Kusama (KSM)	7,796	1,427,557	377,395
Kava (KAVA)	351,685	1,094,552	374,932
NEAR Protocol (NEAR)	80,981	167,201	591,162
Akash (AKT)	123,646	64,902	592,956
Cardano (ADA)	266,543	402,745	173,350
Mina (MINA)	92,897	67,185	115,192
Polkadot (DOT)	9,010	142,668	86,858
Evmos (EVMOS)	357,203	98,344	28,612
Tezos (XTZ)	26,492	73,686	37,118
Band Protocol (BAND)	992	1,500	2,223
Total		$22,187,698	$38,720,775

Note 6 – Fair Value of Financial Assets and Liabilities

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2024 and December 31, 2023:

	Fair Value Measured at March 31, 2024
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$38,720,775	$38,720,775	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$38,820,775	$38,720,775	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

	Fair Value Measured at December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$25,202,929	$25,202,929	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$25,302,929	$25,202,929	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of March 31, 2024 and December 31, 2023, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of March 31, 2024, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of March 31, 2024 and December 31, 2023, is as follows:

	March 31, 2024	December 31, 2023
Risk-free rate of interest	4.59%	4.23%
Expected volatility	106.56%	102.81%
Expected life (in years)	1.93	2.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the Three Months ended March 31, 2024 and 2023, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	March 31, 2024	March 31, 2023
Beginning balance	$100,000	100,000
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	March 31, 2024	March 31, 2023
Beginning balance	$213,750	$213,750
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	-	285,000
Ending balance	$213,750	$498,750

Note 7 – Stockholders’ Equity

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

During the three months ended March 31, 2024, the Company did not sell any shares of Common Stock under the ATM Agreement.

Share Based Payments

Effective January 19, 2023, The Board of Directors of the Company approved the annual issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the three months ended March 31, 2024, 14,206 shares of common stock were issued to independent directors.

For the three months ended March 31, 2024, 414,148 shares of common stock were issued to officers related to payment of 2023 accrued bonus compensation totaling approximately $675,000.

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

The fair value of the Series V as of the record date, May 12, 2023, amounted to approximately $2,560,000. The Company used a probability valuation model to determine the fair value of the preferred stock.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the three months ended March 31, 2024 and 2023 for the Black-Scholes formula:

	Three Months Ended March 31,
	2024	2023
Exercise price	$-	$0.63
Term (years)	-	5.00
Expected stock price volatility	0.00%	152.84%
Risk-free rate of interest	0.00%	3.99%

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

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	-	-	-	-
Employee options forfeited	-	-	-	-
Outstanding as of March 31 ,2024	1,200,000	$2.12	$17,150	2.1
Options vested and exercisable as of March 31 ,2024	1,145,000	$2.15	$1,300	2.0

RSUs

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

On January 12, 2024, Messrs. Allen and Handerhan both informed the Compensation Committee, that for personal reasons, they each do not accept, and forfeit, the 50,000 restricted stock units granted to them each by the Company effective January 1, 2024. Subsequently, effective January 12, 2024, the Compensation Committee approved the grant of 50,000 additional RSUs to Mr. Prevoznik and Mr. Paranjape, each, which vest annually over a 5-year period (10,000 per year) with the first vesting date of December 31, 2024 and each subsequent vesting on the one-year anniversary of the first vesting date, subject to continued employment on each applicable vesting date.

A summary of the Company’s restricted stock units granted under the 2021 Plan during the three months ended March 31, 2024 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,606,373	$3.25
Granted	300,000	1.71
Forfeited	(100,000)	1.63
Nonvested at March 31, 2024	1,806,373	$3.09

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Employee stock option awards	$9,280	$3,307
Employee restricted stock unit awards	239,146	267,338
Non-employee restricted stock awards	-	15,908
	$248,426	$286,553

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$6,419	$712,092
Accounts payable and accrued expenses	26,193	55,058
	$32,612	$767,150

Accrued compensation includes approximately $0 and $710,000 related to performance bonus accruals as of March 31, 2024 and December 31, 2023, respectively.

Note 9 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the three months ended March 31, 2024 and 2023, the Company made contributions to the 401(k) Plan of $109,000 and $95,000, respectively.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $126,421,000 at March 31, 2024, and net cash used in operating activities of approximately $769,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

On April 11, 2024, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved a performance based Annual Cash Incentive Plan for the Company’s executives for fiscal year 2024. If an executive meets their performance milestones, the executive will receive a bonus, payable in cash and/or equity at the discretion of the Board, in an amount up to 163% to 195% of the applicable executive’s base salary, as detailed below:

●	Charles Allen, the Company’s Chief Executive Officer, is eligible to receive up to 195% of his base salary. Mr. Allen’s current base salary is $429,933;
●	Michal Handerhan, the Company’s Chief Operating Officer, is eligible to receive up to 179% of his base salary. Mr. Handerhan’s base salary is $300,307;
●	Michael Prevoznik, the Company’s Chief Financial Officer, is eligible to receive up to 163% of his base salary. Mr. Prevoznik’s base salary is $245,706;
●	Manish Paranjape, the Company’s Chief Technology Officer is eligible to receive up to 163% of his base salary. Mr. Paranjape’s base salary is $245,706.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. When we refer to the “2024 Quarter” and the “2023 Quarter” we are referring to the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Blockchain Infrastructure

The Company operates validator nodes on various delegated proof-of-stake and proof-of-stake based blockchain networks, with an emphasis on Ethereum. We earn native token rewards by validating transactions across various blockchain networks by staking our crypto assets on validator nodes operated by BTCS and third parties.

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

The Company’s internally-developed “StakeSeeker” platform is a personal finance software and education center with a comprehensive crypto dashboard for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. The StakeSeeker dashboard reads user data from digital wallets and utilizes application programming interfaces (APIs) to read data from crypto exchanges and does not allow for the trading or custody of crypto assets. StakeSeeker’s Stake Hub functions as an educational center, offering users guidance on the delegation of their crypto assets to our non-custodial validator nodes, along with the ability to monitor such delegation activities through data analysis. StakeSeeker does not provide or facilitate direct, crypto asset delegation or transaction execution on our platform. The Stake Hub’s primary role is to offer instructional support and tracking capabilities. There is no active process for crypto asset delegation through the Stake Hub dashboard; it is primarily a monitoring tool. Crypto asset holders are able to delegate to our validator nodes without signing up for our StakeSeeker platform; conversely, crypto asset holders can delegate to validator nodes not operated by the Company and sign up for StakeSeeker to utilize our software and data analytics. The StakeSeeker platform is currently free-to-use for registered users and is not currently generating revenue. The Company is not a broker-dealer or an investment advisor and does not provide any such related services.

A StaaS provider maintains a ministerial role in validating transactions on a given dPoS network on behalf of its Delegators by (1) using open-source software to stake the relevant crypto assets; (2) monitoring and maintaining the nodes it is operating to ensure the computers remain online to validate transactions; and (3) verifying transactions on the network when required.

As a non-custodial StaaS provider, we do not hold or take possession of any Delegator funds, crypto assets, or crypto asset rewards at any point during the staking or delegation process. Delegation does not involve the transfer of crypto asset ownership to a Validator. During the process of staking, delegated crypto assets remain in the Delegator’s digital wallets. The blockchain network calculates rewards earned, which are then distributed directly to the Delegator’s wallet (not BTCS). At no point does the Validator gain access, control, or custody of the original staked crypto assets or the earned crypto rewards through staking to its node. Therefore, the Company does not have any exposure to the custodial risks that a crypto exchange would have related to excessive redemptions or withdrawals of crypto assets, suspension of redemptions, or withdrawals. Further, we do not issue or hold crypto assets on behalf of third parties and have no exposure to the risks an exchange would have with respect to loans, rehypothecation, or margin.

The following table details the blockchain networks on which BTCS operates nodes that support third-party delegations as part of our staking-as-a-service operations, including the amount of third-party crypto assets delegated to our non-custodial validator nodes, as of March 31, 2024:

	Validator Fee	Delegated Crypto Assets	Delegated Crypto Assets
Blockchain Network	Percentage %	(Native Tokens)	($USD)
Cosmos	5%*	118,000 ATOM	$1,450,005
Akash	5%*	180,000 AKT	$864,591
Oasis	0%	1,937,000 ROSE	$266,236
Avalanche	2%*	70,000 AVAX	$3,797,291
Kava	5%*	29,000 KAVA	$31,091
Total			$6,409,214

* indicates the minimum required by the blockchain network.

Builder+ – Ethereum Block Building

In January 2024, we introduced “Builder+”, an Ethereum block builder. Builder+ utilizes algorithms to construct optimized blocks for on-chain validation. While we anticipate scalable revenue from Builder+, it may not materialize in the near future under current interpretations of ASC 606, “Revenue from Contracts with Customers,” as described in Note 3 to our financial statements.

For the Three Months Ending
March 31, 2024
Gas fees earned from blocks proposed	$33,033
Validator payments for block space	(65,613)
Revenue earned from Ethereum block building through Builder+	$(32,580)

The Company aims to maximize the value of gas fees earned by increasing block production while minimizing Validator Payments required for purchasing block space from validators to propose blocks to the Ethereum network.

ChainQ – AI Analytics

ChainQ is an AI-powered blockchain data and analytics platform, designed to allow users to query real-time and historical on-chain blockchain data. Through comprehensive indexing of public blockchain data from our Blockchain Infrastructure operations, ChainQ is intended to provide an intuitive and straightforward platform for users to access on-chain data. ChainQ is currently under development with target beta release in 2024.

Crypto Assets

The tables below detail BTCS’s quarterly crypto asset holdings as of the 2023 Quarter through the 2024 Quarter.

Crypto Assets Held at Period End

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	8,524	7,833	7,748	7,815	7,868
Cardano (ADA)	262,860	263,293	264,751	265,254	266,543
Kusama (KSM)	6,767	6,946	7,246	7,313	7,796
Tezos (XTZ)	74,765	25,375	25,760	26,174	26,492
Solana (SOL)	7,493	7,621	7,752	7,845	7,964
Polkadot (DOT)	7,526	7,882	8,284	8,650	9,010
Cosmos (ATOM)	102,298	243,472	256,784	270,098	281,264
Polygon (MATIC)	486,806	492,965	499,548	506,010	512,241
Avalanche (AVAX)	17,178	17,824	17,824	17,842	17,842
Axie Infinity (AXS)	46,482	50,955	55,584	60,552	65,932
Kava (KAVA)	304,968	315,362	327,862	345,394	351,685
Band Protocol (BAND)	992	992	992	992	992
Mina (MINA)	79,937	81,377	84,257	90,017	92,897
Oasis Network (ROSE)	2,569,991	2,600,279	2,626,600	2,647,629	2,663,766
Akash (AKT)	110,213	113,063	115,735	119,071	123,646
NEAR Protocol (NEAR)	75,724	77,389	79,067	80,267	80,981
Evmos (EVMOS)	-	295,422	322,693	345,777	357,203

Fair Market Value of Crypto Assets at Period End

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	$15,530,133	$15,141,859	$12,948,491	$17,829,264	$28,700,380
Cardano (ADA)	104,861	75,553	67,259	157,615	173,350
Kusama (KSM)	236,070	175,352	138,166	329,353	377,395
Tezos (XTZ)	83,614	20,452	17,569	26,379	37,118
Solana (SOL)	158,625	144,010	165,849	796,327	1,613,543
Polkadot (DOT)	47,720	40,763	34,009	70,879	86,858
Cosmos (ATOM)	1,144,459	2,261,411	1,859,407	2,860,870	3,455,299
Polygon (MATIC)	544,815	325,857	266,400	491,138	514,187
Avalanche (AVAX)	304,341	231,941	164,759	687,713	964,888
Axie Infinity (AXS)	389,893	302,966	254,967	535,546	726,572
Kava (KAVA)	270,486	305,501	207,289	301,429	374,932
Band Protocol (BAND)	1,857	1,260	1,121	2,174	2,223
Mina (MINA)	62,101	39,579	32,095	122,007	115,192
Oasis Network (ROSE)	156,698	128,686	109,516	363,571	366,108
Akash (AKT)	34,510	63,311	94,686	291,574	592,956
NEAR Protocol (NEAR)	150,854	107,088	89,660	293,204	591,162
Evmos (EVMOS)	-	26,069	24,089	43,886	28,612
Total	19,221,037	19,391,658	16,475,332	25,202,929	38,720,775
QoQ Change	53%	1%	-15%	53%	54%
YoY Change	-54%	63%	11%	101%	101%

Prices of Crypto Assets at Period End*

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	$1,822	$1,933	$1,671	$2,281	$3,648
Cardano (ADA)	0.40	0.29	0.25	0.59	0.65
Kusama (KSM)	34.89	25.24	19.07	45.04	48.41
Tezos (XTZ)	1.12	0.81	0.68	1.01	1.40
Solana (SOL)	21.17	18.90	21.40	101.51	202.60
Polkadot (DOT)	6.34	5.17	4.11	8.19	9.64
Cosmos (ATOM)	11.19	9.29	7.24	10.59	12.28
Polygon (MATIC)	1.12	0.66	0.53	0.97	1.00
Avalanche (AVAX)	17.72	13.01	9.24	38.54	54.08
Axie Infinity (AXS)	8.39	5.95	4.59	8.84	11.02
Kava (KAVA)	0.89	0.97	0.63	0.87	1.07
Band Protocol (BAND)	1.87	1.27	1.13	2.19	2.24
Mina (MINA)	0.78	0.49	0.38	1.36	1.24
Oasis Network (ROSE)	0.06	0.05	0.04	0.14	0.14
Akash (AKT)	0.31	0.56	0.82	2.45	4.80
NEAR Protocol (NEAR)	1.99	1.38	1.13	3.65	7.30
Evmos (EVMOS)		0.09	0.07	0.13	0.08

* The prices have been rounded to the nearest whole dollar for prices above $100

Crypto Asset Rewards

The tables below detail BTCS’s quarterly crypto assets earned during the 2023 Quarter through the 2024 Quarter.

Crypto assets earned from BTCS validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	98	108	85	67	65
Cosmos (ATOM)	5,980	10,662	13,312	13,314	11,166
Akash (AKT)	2,807	2,851	2,671	3,337	4,575
Kava (KAVA)	13,008	10,394	12,500	17,532	6,292
NEAR Protocol (NEAR)	1,022	1,665	1,606	1,200	714
Mina (MINA)	5,760	1,440	2,880	5,760	2,880
Oasis Network (ROSE)	20,364	30,287	26,321	21,029	16,137
Kusama (KSM)	273	180	300	67	10
Avalanche (AVAX)	-	646	-	18	-
Evmos (EVMOS)	-	32,236	27,271	30,084	-
Tezos (XTZ)	1,179	435	385	414	-

Crypto assets earned from Ethereum block building through Builder+

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	-	-	-	-	(12)

Crypto assets earned from staking to third-party validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Axie Infinity (AXS)	4,452	4,474	4,629	4,967	5,381
Solana (SOL)	121	128	131	93	119
Polygon (MATIC)	5,981	6,158	6,276	6,462	6,230
Polkadot (DOT)	246	356	402	366	360
Evmos (EVMOS)	-	-	-	-	11,426
Cardano (ADA)	-	433	1,458	503	1,289
Tezos (XTZ)	-	-	-	-	318

Fair Market Value of Crypto Asset Rewards Earned Recognized as Revenue

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue during the 2023 Quarter through the 2024 Quarter.

Revenue earned from BTCS validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	$154,634	$201,121	$151,699	$131,903	$188,078
Cosmos (ATOM)	75,469	109,787	106,982	116,726	121,074
Akash (AKT)	1,045	1,159	2,263	5,341	18,746
Kava (KAVA)	11,735	9,351	9,523	13,033	5,252
NEAR Protocol (NEAR)	2,111	2,841	2,050	1,834	4,422
Mina (MINA)	3,837	1,070	1,234	4,818	3,646
Oasis Network (ROSE)	1,196	1,735	1,183	1,688	2,218
Kusama (KSM)	9,412	4,960	6,416	1,193	475
Avalanche (AVAX)	-	8,403	-	714	-
Evmos (EVMOS)	-	5,862	2,016	2,929	-
Tezos (XTZ)	1,269	432	288	337	-
Total revenue earned from BTCS validator nodes	$260,708	$346,721	$283,654	$280,516	$343,911

Revenue earned from Ethereum block building through Builder+

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Ethereum (ETH)	$-	$-	$-	$-	$(32,580)
Total revenue earned from Ethereum block building through Builder+	$-	$-	$-	$-	$(32,580)

Revenue earned from staking to third-party validator nodes

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1
Axie Infinity (AXS)	$40,028	$29,313	$23,755	$34,595	$48,322
Solana (SOL)	2,531	2,581	2,860	3,620	15,372
Polygon (MATIC)	6,737	5,057	3,676	5,143	5,731
Polkadot (DOT)	1,504	1,957	1,898	1,999	2,957
Evmos (EVMOS)	-	-	-	-	940
Cardano (ADA)	-	124	399	252	753
Tezos (XTZ)	-	-	-	-	367
Total revenue earned from staking to third-party validator nodes	$50,800	$39,032	$32,588	$45,609	$74,442
Total revenue earned	$311,508	$385,753	$316,242	$326,125	$385,773

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following tables reflect our operating results for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,		$ Change	% Change
	2024	2023	2024	2024

Revenues
Blockchain infrastructure revenues (net of fees)	$385,773	$311,508	$74,265	24%
Total revenues	385,773	311,508	74,265	24%

Cost of revenues
Blockchain infrastructure costs	95,012	82,014	12,998	16%
Gross profit	290,761	229,494	61,267	27%

Operating expenses:
General and administrative	$487,599	$609,829	$(122,230)	(20)%
Research and development	146,549	201,625	(55,076)	(27)%
Compensation and related expenses	455,779	462,090	(6,311)	(1)%
Marketing	57,602	6,243	51,359	823%
Realized (gains) losses on crypto asset transactions	(10,687)	(7,554)	(3,133)	41%
Total operating expenses	1,136,842	1,272,233	(135,291)	(11)%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	13,102,667	6,293,207	6,809,460	108%
Change in fair value of warrant liabilities	-	(285,000)	285,000	(100)%
Total other income (expenses)	13,102,667	6,008,207	7,094,460	118%

Net income	$12,256,586	$4,965,468	7,291,118	(147)%

Revenues

The increase in revenue during the 2024 Quarter as compared to the 2023 Quarter is primarily due to the increase in fair value of our crypto assets earned as rewards for staking as the market prices of crypto assets continued to rise throughout the 2024 Quarter. This is partially offset by the negative revenue we recognized related to our Ethereum block building activities during the 2024 Quarter. Although we believe the number of tokens we earn from staking and revenue recognized will increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the crypto asset markets may impact the market prices of the crypto assets we earn from staking.

Cost of Revenues

The increase in the cost of revenues during the 2024 Quarter as compared to the 2023 Quarter is due to new costs associated with our launch of our Ethereum block building activities during the 2024 Quarter as part of Builder+. We believe our cost of revenues will increase as we continue to ramp up our business.

Operating Expenses

General and administrative expenses consist of director compensation, legal and professional fees and other personnel and related costs. The decrease in the 2024 Quarter was primarily due to a decrease of approximately $110,000 in legal service and related administrative costs from the 2023 Quarter, driven primarily by services surrounding the Series V Preferred Distribution and related listing on Upstream Exchange incurred during the 2023 Quarter. We recently announced that the Company is being investigated by the SEC. To date, our legal and other expenses related to this investigation have not been material. We are uncertain as to whether our future investigation expenses will have a material impact on our operating expenses during the balance of 2024 or thereafter.

Research and development expenses decreased during the 2024 Quarter from the 2023 Quarter as the Company focused on the beta release of our proprietary StakeSeeker platform in the first quarter 2023, including responding to user feedback and continued planned feature development and incorporation onto the platform. Research and development in the 2024 Quarter focused on the launch of Builder+ operations as well as the further development of ChainQ. We anticipate research and development costs to remain consistent as we continue to expand on technological solutions in the blockchain sector with a focus on cost management of our third-party development team.

Compensation and related expenses remained consistent during the 2024 Quarter. We believe our compensation expenses will increase from those reported in the 2024 Quarter as the Company continues to utilize equity-based compensation incentives as a core part of our compensation strategy and anticipates accruals for 2024 performance-based bonus incentives in future reporting periods.

Marketing costs increased during the 2024 Quarter as the Company incurred costs associated with the purchase of transaction traffic to bolster Ethereum block production as part of the ramp up of Builder+ operations. The Company anticipates additional expenditures for transaction traffic in order to further increase Ethereum block building activities.

Other Income (Expenses)

The changes in other income for the 2024 Quarter were primarily attributed to the recognition of the change in unrealized appreciation on crypto assets resulting from the increase in the fair market value of the Company’s crypto assets. Changes in the unrealized appreciation or depreciation of crypto assets are directly influenced by the volatility in crypto markets, which can be challenging for management to predict.

Furthermore, the changes in other income for the 2023 Quarter were primarily driven by the decrease in the fair value of warrant liabilities throughout the period. This non-cash expense is influenced by the value of our stock price at the end of each quarter, a factor that we cannot predict.

Net income

The increase in net income for the 2024 Quarter compared to the 2023 Quarter is primarily attributable to larger increases in fair value of our crypto assets during the 2024 Quarter compared to the 2023 Quarter. We acknowledge that our net income (loss) may exhibit significant fluctuations due to the volatility in the crypto asset markets, impacting changes in the fair value of crypto assets during future reporting periods.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through May 10, 2024, the Company sold a total of 4,346,748 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $17,256,000 at an average selling price of $3.97 per share, resulting in net proceeds of approximately $16,696,000 after deducting commissions and other transaction costs.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2024, the Company had approximately $671,000 of cash and working capital of approximately $39,263,000.

As of May 10, 2024, the Company had approximately $431,000 of cash and cash equivalents and the fair market value of the Company’s liquid crypto assets was approximately $30,301,000. The Company has no outstanding debt. The Company believes that the existing cash and liquid crypto assets held by us provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next 12 months.

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

Cash Flows

Cash used in operating activities was approximately $769,000 during the 2024 Quarter compared to approximately $1,126,000 for the 2023 Quarter. The largest non-cash adjustment to our operating cash flows consisted of approximately $13,103,000 change in in unrealized appreciation on crypto assets during the 2024 Quarter, which is based on volatility in the crypto asset market and cannot be accurately predicted.

Cash used in investing activities was approximately $19,000 during the 2024 Quarter compared to approximately $86,000 for the 2023 Quarter. Net cash outflow for investing activities was used primarily for the purchase of crypto assets for our blockchain infrastructure operations. We anticipate purchase activity to remain lower and consistent with the levels reported during the 2024 Quarter as we focus our strategies on technical developments.

Cash provided by financing activities was approximately $0 during the 2024 Quarter compared to approximately $509,000 for the 2023 Quarter. The cash inflows from financing activities were entirely from proceeds from the Common Stock sold pursuant to the ATM Agreement during the 2023 Quarter. The Company plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of March 31, 2024, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates

We discussed the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the rewards and costs associated with staking or validating transactions on blockchains, regulatory issues related to our business model, a drop in the price of our crypto assets, significant decrease in the value of our crypto assets and rewards, loss or theft of the private withdrawal keys resulting in the complete loss of crypto assets and reward, and others which are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2023. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

May 14, 2024
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

