Form 10-Q
period 2024-06-30
BTCS Inc.
filed 2024-08-19
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 16, 2024, there were 16,174,923 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$536,682	$1,458,327
Stablecoins	14,797	21,044
Crypto assets	973,413	302,783
Staked crypto assets	32,010,175	24,900,146
Prepaid expenses	180,919	62,461
Receivable for capital shares sold	-	291,440
Total current assets	33,715,986	27,036,201

Other assets:
Investments, at value (Cost $100,000)	100,000	100,000
Property and equipment, net	7,500	10,490
Total other assets	107,500	110,490

Total Assets	$33,823,486	$27,146,691

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$130,850	$55,058
Accrued compensation	508,489	712,092
Warrant liabilities	71,250	213,750
Total current liabilities	710,589	980,900

Stockholders’ equity:
Preferred stock: 20,000,000 shares authorized at $0.001 par value:	-	-
Series V preferred stock: 14,567,829 and 14,567,829 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,563,938	2,563,938
Common stock, 975,000,000 shares authorized at $0.001 par value, 15,895,027 and 15,320,281 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	15,895	15,322
Additional paid in capital	163,681,450	162,263,634
Accumulated deficit	(133,148,386)	(138,677,103)
Total stockholders’ equity	33,112,897	26,165,791

Total Liabilities and Stockholders’ Equity	$33,823,486	$27,146,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues
Blockchain infrastructure revenues (net of fees)	$561,192	$385,753	$1,012,578	$697,261
Total revenues	561,192	385,753	1,012,578	697,261

Cost of revenues
Blockchain infrastructure costs	168,848	113,612	329,473	195,626
Gross profit	392,344	272,141	683,105	501,635

Operating expenses:
General and administrative	$538,956	$617,569	$1,026,555	$1,227,398
Research and development	163,777	180,903	310,326	382,528
Compensation and related expenses	875,491	578,496	1,331,270	1,040,586
Marketing	28,477	2,723	86,079	8,966
Realized (gains) losses on crypto asset transactions	(287,327)	568,031	(298,014)	560,477
Total operating expenses	1,319,374	1,947,722	2,456,216	3,219,955

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	(5,943,339)	355,033	7,159,328	6,648,240
Change in fair value of warrant liabilities	142,500	142,500	142,500	(142,500)
Total other income (expenses)	(5,800,839)	497,533	7,301,828	6,505,740

Net income (loss)	$(6,727,869)	$(1,178,048)	$5,528,717	$3,787,420

Basic net income (loss) per share attributable to common stockholders	$(0.43)	$(0.08)	$0.35	$0.27
Diluted net income (loss) per share attributable to common stockholders	$(0.43)	$(0.08)	$0.28	$0.22

Basic weighted average number of common shares outstanding	15,758,157	13,873,331	15,724,917	13,773,782
Diluted weighted average number of common shares outstanding, basic and diluted	15,758,157	13,873,331	19,447,348	17,263,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)	$26,165,791
Issuance of common stock, net of offering cost / At-the-market offering	-	-	163,831	163	240,142	-	240,305
Stock-based compensation	-	-	410,915	410	1,177,674	-	1,178,084
Net income (loss)	-	-	-	-	-	5,528,717	5,528,717
Balance June 30, 2024	14,567,829	$2,563,938	15,895,027	$15,895	$163,681,450	$(133,148,386)	$33,112,897

For the Six Months Ended June 30, 2023

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit(1)	Equity
Balance December 31, 2022, as adjusted	-	$-	13,107,149	$13,108	$160,800,263	$(146,495,831)	$14,317,540
Issuance of common stock, net of offering cost / At-the-market offering	-	-	651,172	651	925,850	-	926,501
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-	-
Stock-based compensation	-	-	423,089	423	789,030	-	789,453
Net income (loss)	-	-	-	-	-	3,787,420	3,787,420
Balance June 30, 2023	14,542,803	$2,559,533	14,181,410	$14,182	$159,955,610	$(142,708,411)	$19,820,914

(1)	Includes an adjustment to the opening balance of $4,986,377 resulting from a change in accounting principle. See Note 4 for further details.

For the Three Months Ended June 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2024	14,567,829	$2,563,938	15,705,415	$15,707	$163,141,291	$(126,420,517)	$39,300,419
Issuance of common stock, net of offering cost / At-the-market offering	-	-	163,831	163	240,142	-	240,305
Stock-based compensation	-	-	25,781	25	300,017	-	300,042
Net income (loss)	-	-	-	-	-	(6,727,869)	(6,727,869)
Balance June 30, 2024	14,567,829	$2,563,938	15,895,027	$15,895	$163,681,450	$(133,148,386)	$33,112,897

For the Three Months Ended June 30, 2023

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2023	-	$-	13,799,745	$13,800	$161,839,971	$(141,530,363)	$20,323,408
Issuance of common stock, net of offering cost / At-the-market offering	-	-	350,018	350	417,369	-	417,719
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-	-
Stock-based compensation	-	-	31,647	32	257,803	-	257,835
Net income (loss)	-	-	-	-	-	(1,178,048)	(1,178,048)
Balance June 30, 2023	14,542,803	$2,559,533	14,181,410	$14,182	$159,955,610	$(142,708,411)	$19,820,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Net Cash flows used from operating activities:
Net income	$5,528,717	$3,787,420
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,990	2,318
Stock-based compensation	1,178,084	789,453
Blockchain infrastructure revenue	(1,012,578)	(697,261)
Builder payments (non-cash)	158,112	-
Change in fair value of warrant liabilities	(142,500)	142,500
Realized gains on crypto assets transactions	(298,014)	560,477
Change in unrealized (appreciation) depreciation on crypto assets	(7,159,328)	(6,648,240)
Changes in operating assets and liabilities:
Stablecoins	6,247	-
Prepaid expenses and other current assets	(118,458)	(51,668)
Receivable for capital shares sold	291,440	-
Accounts payable and accrued expenses	75,792	111,417
Accrued compensation	(203,603)	(41,940)
Net cash used in operating activities	(1,693,099)	(2,045,524)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(19,212)	(1,804,213)
Sale of productive crypto assets	550,361	1,719,871
Net cash provided by (used in) investing activities	531,149	(84,342)

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	240,305	926,501
Net cash provided by financing activities	240,305	926,501

Net (decrease)/increase in cash	(921,645)	(1,203,365)
Cash, beginning of period	1,458,327	2,146,783
Cash, end of period	$536,682	$943,418

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$-	$2,559,533

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

The Company developed “Builder+”, an Ethereum block builder (“Builder”) that utilizes algorithms to optimize block construction for on-chain validation and maximize gas fees.

The Company’s business is subject to various risks, including regulatory uncertainties, crypto asset price volatility, and the adoption of blockchain technology. Future success depends on the growth of the crypto asset market and the Company’s ability to effectively grow its StaaS and blockchain infrastructure operations.

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of results for the full year ending December 31, 2024. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of June 30, 2024 and December 31, 2023, the Company had approximately $537,000 and $1,458,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024 and December 31, 2023, the Company had approximately $61,000 and $933,000 in excess of the FDIC insured limit, respectively.

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

Crypto Assets

Fair Value Measurement

The Company’s accounts for the fair value measurement for its crypto assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market.

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

The Company employs the specific identification method to determine the cost basis of our assets for the computation of gains and losses, in accordance with ASC 350-60-50-2a. This method involves identifying and using the actual cost of each individual asset sold or disposed of to calculate the gain or loss on its sale. Realized gain (loss) on sale of crypto assets are included in other income (expense) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately $287,000 and ($568,000) for the three months ended June 30, 2024 and 2023, respectively, and approximately $298,000 and ($560,000) for the six months ended June 30, 2024 and 2023, respectively.

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

Ethereum Block Building (Builder+)

The Company participates in the Ethereum blockchain network by engaging in the construction of blocks (“block building”) containing strategically bundled transactions from the Ethereum mempool and from searchers who connect to the Company’s endpoint with the intent of the Company’s builder proposing their transactions. Revenue recognition for these activities, conducted through Builder+, entails the recognition of gas fees (or “transaction fees”) earned in exchange for successfully constructing blocks of bundled transactions and having these blocks selected and proposed by a validator to the Ethereum network for validation and successfully finalized on the network.

These gas fees are earned as a direct result of the Company’s fulfillment of its performance obligations, which include the construction of blocks by bundling transactions to maximize the value of the included fees and the proposal of that block by a Validator. Each constructed block under a smart contract with the Ethereum network signifies a distinct performance obligation.

As part of the block construction and proposal process, the Company’s Builder purchases block space through a fixed non-negotiable fee paid to a Validator (a “Validator Payment”) embedded in each proposed block. The Validator Payment, predetermined by the Builder, is paid to Validators as compensation for selecting and proposing the Company’s block to the network for validation. The Validator Payment is intrinsically linked to the Company’s performance obligations and is disbursed in the block constructed by the Builder if our Builder’s block is both selected by a Validator and successfully proposed to, and finalized on, the Ethereum network; otherwise, our Validator Payment may be included in a subsequent block. The Validator Payment represents a direct and fixed pre-determined cost.

The satisfaction of the performance obligation occurs at a point in time when the constructed block is both proposed by a Validator and successfully finalized on the Ethereum network. At this juncture, the Company has fulfilled its obligations, and the gas fees associated with the transactions included in the block become available and are transferred to the Company’s digital wallet.

The Company recognizes revenue, reflecting the fair value of the total gas fees earned from the constructed block.

The following table summarizes the revenues earned from the Company’s operations for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from blockchain infrastructure operations
Staking to BTCS nodes	$407,287	$346,721	$751,198	$607,429
Staking to third-party nodes	78,052	39,032	152,494	89,832
Builder+	75,853	-	108,886	-
Total revenues	$561,192	$385,753	$1,012,578	$697,261

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three and six months ended June 30, 2024 and 2023. Revenues are derived from three primary sources: (1) token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes; (2) token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes as well as Validator Fees earned from third parties asset delegations to our nodes; and (3) block rewards generated by BTCS Builders.

Crypto assets earned from BTCS validator nodes

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	72	$241,588	108	$201,121	138	$429,666	206	$355,755
Cosmos (Atom)	12,565	$104,580	10,662	$109,787	23,731	$225,654	16,642	$185,256
Akash (AKT)	6,246	$26,740	2,851	$1,159	10,820	$45,486	5,658	$2,204
Kava (KAVA)	6,632	$4,305	10,394	$9,351	12,924	$9,557	23,403	$21,086
Mina (MINA)	2,880	$2,439	1,440	$1,070	5,760	$6,085	7,200	$4,907
Oasis Network (ROSE)	10,431	$1,036	30,287	$1,735	26,567	$3,254	50,651	$2,931
Kusama (KSM)	279	$8,108	180	$4,960	289	$8,583	453	$14,372
Avalanche (Avax)	668	$18,491	646	$8,403	668	$18,491	646	$8,403
NEAR Protocol (NEAR)	-	$-	1,665	$2,841	714	$4,422	2,687	$4,952
Tezos (XTZ)	-	$-	435	$432	-	$-	1,614	$1,701
Evmos (EVMOS)	-	$-	32,236	$5,862	-	$-	32,236	$5,862
Total earned from BTCS blockchain infrastructure operations		$407,287		$346,721		$751,198		$607,429

Crypto assets earned from Ethereum block building through Builder+

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	23	$75,853	-	$-	34	$108,886	-	$-
Total earned from Ethereum block building through Builder+	23	$75,853	-	$-	34	$108,886	-	$-

Crypto assets earned from staking to third-party validator nodes

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Axie Infinity (AXS)	5,772	$36,379	4,474	$29,313	11,152	$84,701	8,926	$69,341
Solana (SOL)	139	$21,353	128	$2,581	259	$36,725	249	$5,112
Polygon (MATIC)	6,314	$3,758	6,158	$5,057	12,544	$9,489	12,140	$11,794
Polkadot (DOT)	376	$2,619	356	$1,957	736	$5,576	602	$3,461
Evmos (EVMOS)	6,834	$268	-	$-	18,260	$1,208	-	$-
Cardano (ADA)	2,039	$837	433	$124	3,328	$1,590	433	$124
Tezos (XTZ)	354	$338	-	$-	671	$705	-	$-
NEAR Protocol (NEAR)	1,886	$12,500	-	$-	1,886	$12,500	-	$-
Total earned from staking to third-party validator nodes		$78,052		$39,032		$152,494		$89,832
Total revenue earned		$561,192		$385,753		$1,012,578		$697,261

Cost of Revenues

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes and Builders, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenues encompasses Validator Payments made from our Builder to Validators as well as fees paid to third parties for their assistance in software maintenance and node operations. These costs directly related to the production of revenues are collectively termed ‘Blockchain infrastructure expenses’ in the statements of operations.

The following table further details the costs of revenues for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of staking revenues	$47,414	$113,612	$99,367	$195,626
Cost of Builder revenues	121,434	-	230,106	-
Total cost of revenues	$168,848	$113,612	$329,473	$195,626

Internally Developed Software

Internally developed software consists of the core technology of the Company’s StakeSeeker and ChainQ platforms. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $28,000 and $3,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $86,000 and $9,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation for the three months ended June 30, 2024 and 2023 because their effect was anti-dilutive:

	As of June 30,
	2024	2023
Warrants to purchase common stock	712,500	712,500
Options	1,302,500	1,135,000
Non-vested restricted stock awards units	1,806,373	1,631,399
Total	3,821,373	3,478,899

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

Fair Value Accounting for Crypto Assets - Adoption of ASU No. 2023-08

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

Presentation of Ethereum Block Building Revenues and Costs – ASC 606

During the second quarter of 2024, the Company elected to change its accounting principle related to the presentation of revenue and cost of revenues associated with its Ethereum block building operations, as conducted through Builder+. This change in accounting principle is pursuant to the ASC 606, Revenue from Contracts with Customers.

Upon re-evaluation, the Company determined that gas fees earned by our Ethereum block builders should be recognized as gross revenue. The Validator Payments, which are fees paid to the validator nodes for the contractual rights to control transaction bundles within the blocks, should be presented separately as cost of revenues. The Company previously presented the net amount of gas fees, after netting off the Validator Payments made, as revenue. This change from a net to a gross presentation aligns more closely with the economic realities of our business operations and the transaction structure within the Ethereum network.

The Company has retrospectively applied this change in accounting principle to the financial statements for the three months ended March 31, 2024, to ensure comparability across all periods presented. The effect of this change results in an increase in the presentation of both revenues and cost of revenues by $65,614 for the three months ended March 31, 2024. The effect of this change in accounting principle is immaterial and does not impact the reported gross profit, net income (loss), or any balance sheet items for the current or prior periods.

Detailed impacts for the three months ended March 31, 2024, are presented in the following table:

	For the Three Months Ending
	March 31, 2024
	As reported on Form 10-Q	As revised resulting from change in accounting principle
Revenues	$385,773	$451,387
Cost of revenues	95,012	160,626
Gross profit	$290,761	$290,761

Based on an analysis of ASC 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, Materiality, the Company has determined that the effect of this change was immaterial to the previously issued financial statements for the three months ended March 31, 2024.

The Company elected to implement this change in accounting principle as it provides a more accurate and transparent view of our Ethereum block building operations. This change enhances stakeholders’ understanding of the operational performance and the financial aspects of our block building activities under Builder+.

Note 5 – Crypto Assets

The following table presents the Company’s crypto assets held as of June 30, 2024:

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	7,935	$9,260,043	$27,235,107
Cosmos (Atom)	293,886	5,069,377	1,975,032
Solana (SOL)	6,839	461,376	1,001,728
Avalanche (Avax)	18,510	1,147,773	542,525
Axie Infinity (AXS)	71,704	1,998,689	434,956
Polygon (Matic)	518,554	858,094	290,027
Oasis Network (ROSE)	-	-	-
Kusama (KSM)	8,074	1,435,665	191,929
Kava (KAVA)	358,318	1,098,857	158,376
NEAR Protocol (NEAR)	82,867	179,702	438,780
Akash (AKT)	129,891	91,642	466,154
Cardano (ADA)	268,582	403,582	105,270
Mina (MINA)	95,777	69,624	51,720
Polkadot (DOT)	9,386	145,287	58,218
Evmos (EVMOS)	364,037	98,612	11,249
Tezos (XTZ)	26,845	74,025	21,296
Band Protocol (BAND)	992	1,500	1,221
Total		$22,393,848	$32,983,588

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2024 and December 31, 2023:

	Fair Value Measured at June 30, 2024
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$32,983,588	$32,983,588	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$33,083,588	$32,983,588	$-	$100,000
Liabilities
Warrant Liabilities	$71,250	$-	$-	$71,250

	Fair Value Measured at December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$25,202,929	$25,202,929	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$25,302,929	$25,202,929	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2024 and 2023.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of June 30, 2024 and December 31, 2023, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of June 30, 2024, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of June 30, 2024 and December 31, 2023, is as follows:

	June 30, 2024	December 31, 2023
Risk-free rate of interest	4.71%	4.23%
Expected volatility	103.06%	108.19%
Expected life (in years)	1.68	2.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2024 and 2023, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	June 30,	June 30,
	2024	2023
Beginning balance	$100,000	100,000
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	June 30,	June 30,
	2024	2023
Beginning balance	$213,750	$213,750
Fair value adjustment of warrant liabilities	(142,500)	142,500
Ending balance	$71,250	$356,250

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

During the six months ended June 30, 2024, the Company sold a total of 163,831 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $252,000 at an average selling price of $1.54 per share, resulting in net proceeds of approximately $240,000 after deducting commissions and other transaction costs.

Share Based Payments

Effective January 19, 2023, the Board of Directors of the Company approved the annual issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the six months ended June 30, 2024, 39,987 shares of common stock were issued to independent directors.

For the six months ended June 30, 2024, 414,148 shares of common stock were issued to officers related to payment of 2023 accrued bonus compensation totaling approximately $675,000. Of the shares issued, 43,220 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 370,928.

Preferred Stock

Series V

Effective January 27, 2023, the Board approved the issuance of a newly designated Series V Preferred Stock (“Series V”) on a one-for-one basis to the Company’s shareholders (including restricted stock unit holders and warrant holders). The distribution of Series V shares was approved and completed on June 2, 2023 to shareholders as of the record date of May 12, 2023. The Series V: (i) is non-convertible, (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting, and (iv) has certain rights to dividends and distributions (at the discretion of the Board of Directors). A total of 14,542,803 shares of Series V Preferred Stock were distributed to shareholders on June 2, 2023.

The fair value of the Series V as of the record date, May 12, 2023, amounted to approximately $2,560,000. The Company used a probability valuation model to determine the fair value of the preferred stock.

For the year ended December 31, 2023, an additional 25,026 shares of Series V were issued related to the vesting of eligible employee RSUs.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the six months ended June 30, 2024 and 2023 for the Black-Scholes formula:

	Six Months Ended June 30,
	2024	2023
Exercise price	$1.55	$0.63
Term (years)	5.00	5.00
Expected stock price volatility	144.57%	152.84%
Risk-free rate of interest	4.31%	3.99%

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

A summary of option activity under the Company’s stock option plan for six months ended June 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	120,000	1.52	-	4.9
Employee options expired	(17,500)	10.30	-	-
Outstanding as of June 30, 2024	1,302,500	$1.96	$4,950	2.2
Options vested and exercisable as of June 30, 2024	1,127,500	$2.03	$-	1.8

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

A summary of the Company’s restricted stock units granted under the 2021 Plan during the six months ended June 30, 2024 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,606,373	$3.25
Granted	300,000	1.71
Forfeited	(100,000)	1.63
Nonvested at June 30, 2024	1,806,373	$3.09

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock option awards	$22,712	$(8,619)	$31,993	$(5,312)
Employee restricted stock unit awards	241,752	228,953	480,898	496,291
Non-employee restricted stock awards	35,578	8,333	60,580	24,242
	$300,042	$228,667	$573,471	$515,221

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$508,489	$712,092
Accounts payable and accrued expenses	130,850	55,058
	$639,339	$767,150

Accrued compensation includes approximately $505,000 and $710,000 related to performance bonus accruals as of June 30, 2024 and December 31, 2023, respectively.

Note 9 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the six months ended June 30, 2024 and 2023, the Company made contributions to the 401(k) Plan of $109,000 and $95,000, respectively.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $133,148,000 at June 30, 2024, and net cash used in operating activities of approximately $1,693,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months. Our Form S-3 expired on August 14, 2024. The Company filed a new Form S-3 on February 14, 2024. As a result of SEC comments, the new Form S-3 has not yet gone effective and therefore we may not sell shares under the ATM Agreement.

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from July 1, 2024 to August 16, 2024, the Company sold a total of 279,896 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $431,000 at an average selling price of $1.54 per share, resulting in net proceeds of approximately $413,000 after deducting commissions and other transaction costs.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. When we refer to the “2024 Quarter” and the “2023 Quarter” we are referring to the three months ended June 30, 2024 and June 30, 2023, respectively. When we refer to the “2024 Period” and the “2023 Period” we are referring to the six months ended June 30, 2024 and June 30, 2023, respectively.

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

As a non-custodial StaaS provider, we do not hold or take possession of any Delegator funds, crypto assets, or crypto asset rewards at any point during the staking or delegation process. Delegation does not involve the transfer of crypto asset ownership to a Validator. During the process of staking, delegated crypto assets remain in the Delegator’s digital wallets. The blockchain network calculates rewards earned, which are then distributed directly to the Delegator’s wallet. The blockchain network does not distribute any of the Delegator’s earned crypto rewards to BTCS. At no point does the Validator gain access, control, or custody of the original staked crypto assets or the earned crypto rewards through staking to its node. Therefore, the Company does not have any exposure to the custodial risks that a crypto exchange would have related to excessive redemptions or withdrawals of crypto assets, suspension of redemptions, or withdrawals. Further, we do not issue or hold crypto assets on behalf of third parties and have no exposure to the risks an exchange would have with respect to loans, rehypothecation, or margin.

The following table details the blockchain networks on which BTCS operates nodes that support third-party delegations as part of our staking-as-a-service operations, including the amount of third-party crypto assets delegated to our non-custodial validator nodes, as of June 30, 2024:

	Validator Fee		Delegated Crypto Assets	Delegated Crypto Assets
Blockchain Network	Percentage %		(Native Tokens)	($USD)
Cosmos	5	%*	112,000 ATOM	$749,997
Akash	5	%*	171,000 AKT	$612,071
Oasis	5%		2,359,000 ROSE	$234,963
Kava	5	%*	28,000 KAVA	$12,351
Total				$1,609,382

* indicates the minimum required by the blockchain network.

Builder+ – Ethereum Block Building

In January 2024, we introduced “Builder+”, an Ethereum block builder. Builder+ utilizes algorithms to construct optimized blocks for on-chain validation. The Company aims to maximize the value of gas fees earned by increasing the number of blocks we purchase while minimizing Validator Payments required for purchasing block space.

The following table further details the operational results of Builder+ for the three and six months ended June 30, 2024.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)
Gas fees earned from blocks proposed	23	$75,853	-	$-	34	$108,886	-	$-
Validator payments for block space	(28)	$(92,499)	-	$-	(51)	$(158,112)	-	$-
Net ETH earned from Ethereum block building through Builder+	(5)	$(16,646)	-	$-	(17)	$(49,226)	-	$-

ChainQ – AI Analytics

On July 10, 2024, the Company announced the public launch of the ChainQ beta. ChainQ is an AI-powered blockchain data and analytics platform, designed to allow users to query real-time and historical on-chain blockchain data. Through comprehensive indexing of public blockchain data from our Blockchain Infrastructure operations, ChainQ is intended to provide an intuitive and straightforward platform for users to access on-chain data.

Crypto Assets

The tables below detail BTCS’s quarterly crypto asset holdings as of the end of each quarter beginning with the 2023 Quarter and ending the 2024 Quarter.

Crypto Assets Held at the End of the Following Calendar Quarters:

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	7,833	7,748	7,815	7,868	7,935
Cardano (ADA)	263,293	264,751	265,254	266,543	268,582
Kusama (KSM)	6,946	7,246	7,313	7,796	8,074
Tezos (XTZ)	25,375	25,760	26,174	26,492	26,845
Solana (SOL)	7,621	7,752	7,845	7,964	6,839
Polkadot (DOT)	7,882	8,284	8,650	9,010	9,386
Cosmos (ATOM)	243,472	256,784	270,098	281,264	293,886
Polygon (MATIC)	492,965	499,548	506,010	512,241	518,554
Avalanche (AVAX)	17,824	17,824	17,842	17,842	18,510
Axie Infinity (AXS)	50,955	55,584	60,552	65,932	71,704
Kava (KAVA)	315,362	327,862	345,394	351,685	358,318
Band Protocol (BAND)	992	992	992	992	992
Mina (MINA)	81,377	84,257	90,017	92,897	95,777
Oasis Network (ROSE)	2,600,279	2,626,600	2,647,629	2,663,766	-
Akash (AKT)	113,063	115,735	119,071	123,646	129,891
NEAR Protocol (NEAR)	77,389	79,067	80,267	80,981	82,867
Evmos (EVMOS)	295,422	322,693	345,777	357,203	364,037

Fair Market Value of Crypto Assets at the End of the Following Calendar Quarters:

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	$15,141,859	$12,948,491	$17,829,264	$28,700,380	$27,235,107
Cardano (ADA)	75,553	67,259	157,615	173,350	105,270
Kusama (KSM)	175,352	138,166	329,353	377,395	191,929
Tezos (XTZ)	20,452	17,569	26,379	37,118	21,296
Solana (SOL)	144,010	165,849	796,327	1,613,543	1,001,728
Polkadot (DOT)	40,763	34,009	70,879	86,858	58,218
Cosmos (ATOM)	2,261,411	1,859,407	2,860,870	3,455,299	1,975,032
Polygon (MATIC)	325,857	266,400	491,138	514,187	290,027
Avalanche (AVAX)	231,941	164,759	687,713	964,888	542,525
Axie Infinity (AXS)	302,966	254,967	535,546	726,572	434,956
Kava (KAVA)	305,501	207,289	301,429	374,932	158,376
Band Protocol (BAND)	1,260	1,121	2,174	2,223	1,221
Mina (MINA)	39,579	32,095	122,007	115,192	51,720
Oasis Network (ROSE)	128,686	109,516	363,571	366,108	-
Akash (AKT)	63,311	94,686	291,574	592,956	466,154
NEAR Protocol (NEAR)	107,088	89,660	293,204	591,162	438,780
Evmos (EVMOS)	26,069	24,089	43,886	28,612	11,249
Total	19,391,658	16,475,332	25,202,929	38,720,775	32,983,588
QoQ Change	1%	-15%	53%	54%	-15%
YoY Change	63%	11%	101%	101%	70%

Prices of Crypto Assets at the End of the Following Calendar Quarters:*

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	$1,933	$1,671	$2,281	$3,648	$3,432
Cardano (ADA)	0.29	0.25	0.59	0.65	0.39
Kusama (KSM)	25.24	19.07	45.04	48.41	23.77
Tezos (XTZ)	0.81	0.68	1.01	1.40	0.79
Solana (SOL)	18.90	21.40	101.51	202.60	146.48
Polkadot (DOT)	5.17	4.11	8.19	9.64	6.20
Cosmos (ATOM)	9.29	7.24	10.59	12.28	6.72
Polygon (MATIC)	0.66	0.53	0.97	1.00	0.56
Avalanche (AVAX)	13.01	9.24	38.54	54.08	29.31
Axie Infinity (AXS)	5.95	4.59	8.84	11.02	6.07
Kava (KAVA)	0.97	0.63	0.87	1.07	0.44
Band Protocol (BAND)	1.27	1.13	2.19	2.24	1.23
Mina (MINA)	0.49	0.38	1.36	1.24	0.54
Oasis Network (ROSE)	0.05	0.04	0.14	0.14	0.10
Akash (AKT)	0.56	0.82	2.45	4.80	3.59
NEAR Protocol (NEAR)	1.38	1.13	3.65	7.30	5.30
Evmos (EVMOS)	0.09	0.07	0.13	0.08	0.03

* The prices have been rounded to the nearest whole dollar for prices above $100

Crypto Asset Rewards

The tables below detail BTCS’s quarterly crypto assets earned during each of the following quarters:

Crypto assets earned from BTCS validator nodes

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	108	85	67	65	72
Cosmos (ATOM)	10,662	13,312	13,314	11,166	12,565
Akash (AKT)	2,851	2,671	3,337	4,575	6,246
Kava (KAVA)	10,394	12,500	17,532	6,292	6,632
Mina (MINA)	1,440	2,880	5,760	2,880	2,880
Oasis Network (ROSE)	30,287	26,321	21,029	16,137	10,431
Kusama (KSM)	180	300	67	10	279
Avalanche (AVAX)	646	-	18	-	668
NEAR Protocol (NEAR)	1,665	1,606	1,200	714	-
Evmos (EVMOS)	32,236	27,271	30,084	-	-
Tezos (XTZ)	435	385	414	-	-

Crypto assets earned from Ethereum block building through Builder+

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	-	-	-	-	11	23

Crypto assets earned from staking to third-party validator nodes

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Axie Infinity (AXS)	4,474	4,629	4,967	5,381	5,772
Solana (SOL)	128	131	93	119	139
Polygon (MATIC)	6,158	6,276	6,462	6,230	6,314
Polkadot (DOT)	356	402	366	360	376
Evmos (EVMOS)	-	-	-	11,426	6,834
Cardano (ADA)	433	1,458	503	1,289	2,039
Tezos (XTZ)	-	-	-	318	354
NEAR Protocol (NEAR)	-	-	-	-	1,886

Fair Market Value of Crypto Asset Rewards Earned Recognized as Revenue

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue during the following calendar quarters:

Revenue earned from BTCS validator nodes

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	$201,121	$151,699	$131,903	$188,078	$241,588
Cosmos (ATOM)	109,787	106,982	116,726	121,074	104,580
Akash (AKT)	1,159	2,263	5,341	18,746	26,740
Kava (KAVA)	9,351	9,523	13,033	5,252	4,305
Mina (MINA)	1,070	1,234	4,818	3,646	2,439
Oasis Network (ROSE)	1,735	1,183	1,688	2,218	1,036
Kusama (KSM)	4,960	6,416	1,193	475	8,108
Avalanche (AVAX)	8,403	-	714	-	18,491
NEAR Protocol (NEAR)	2,841	2,050	1,834	4,422	-
Evmos (EVMOS)	5,862	2,016	2,929	-	-
Tezos (XTZ)	432	288	337	-	-
Total revenue earned from BTCS blockchain infrastructure operations	$346,721	$283,654	$280,516	$343,911	$407,287

Revenue earned from Ethereum block building through Builder+

Asset	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Ethereum (ETH)	$-	$-	$-	$-	$33,033	$75,853
Total revenue earned from Ethereum block building through Builder+	$-	$-	$-	$-	$33,033	$75,853

Revenue earned from staking to third-party validator nodes

Asset	2023 Q2	2023 Q3	2023 Q4	2024 Q1	2024 Q2
Axie Infinity (AXS)	$29,313	$23,755	$34,595	$48,322	$36,379
Solana (SOL)	2,581	2,860	3,620	15,372	21,353
Polygon (MATIC)	5,057	3,676	5,143	5,731	3,758
Polkadot (DOT)	1,957	1,898	1,999	2,957	2,619
Evmos (EVMOS)	-	-	-	940	268
Cardano (ADA)	124	399	252	753	837
Tezos (XTZ)	-	-	-	367	338
NEAR Protocol (NEAR)	-	-	-	-	12,500
Total revenue earned from staking to third-party validator nodes	$39,032	$32,588	$45,609	$74,442	$78,052
Total revenue earned	$385,753	$316,242	$326,125	$451,386	$561,192

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following tables reflect our operating results for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,		$ Change	% Change
	2024	2023	2024	2024

Revenues
Blockchain infrastructure revenues (net of fees)	$561,192	$385,753	$175,439	45%
Total revenues	561,192	385,753	175,439	45%

Cost of revenues
Blockchain infrastructure costs	168,848	113,612	55,236	49%
Gross profit	392,344	272,141	120,203	44%

Operating expenses:
General and administrative	$538,956	$617,569	$(78,613)	(13)%
Research and development	163,777	180,903	(17,126)	(9)%
Compensation and related expenses	875,491	578,496	296,995	51%
Marketing	28,477	2,723	25,754	946%
Realized (gains) losses on crypto asset transactions	(287,327)	568,031	(855,358)	(151)%
Total operating expenses	1,319,374	1,947,722	(628,348)	(32)%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	(5,943,339)	355,033	(6,298,372)	(1,774)%
Change in fair value of warrant liabilities	142,500	142,500	-	-%
Total other income (expenses)	(5,800,839)	497,533	(6,298,372)	(1,266)%

Net income (loss)	$(6,727,869)	$(1,178,048)	(5,549,821)	(471)%

	For the Six Months Ended
	June 30,		$ Change	% Change
	2024	2023	2024	2024

Revenues
Validator revenue	$1,012,578	$697,261	$315,317	45%
Total revenues	1,012,578	697,261	315,317	45%

Cost of revenues
Validator expense	329,473	195,626	133,847	68%
Gross profit	683,105	501,635	181,470	36%

Operating expenses:
General and administrative	$1,026,555	$1,227,398	$(200,843)	(16)%
Research and development	310,326	382,528	(72,202)	(19)%
Compensation and related expenses	1,331,270	1,040,586	290,684	28%
Marketing	86,079	8,966	77,113	860%
Realized gains on crypto asset transactions	(298,014)	560,477	(858,491)	(153)%
Total operating expenses	2,456,216	3,219,955	(763,739)	(24)%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	7,159,328	6,648,240	511,088	8%
Change in fair value of warrant liabilities	142,500	(142,500)	285,000	(200)%
Total other income (expenses)	7,301,828	6,505,740	796,088	12%

Net loss	$5,528,717	$3,787,420	1,741,297	46%

Revenues

The increase in revenue during the 2024 Quarter and Period as compared to the 2023 Quarter and Period is primarily due to the increase in fair value of our crypto assets earned as rewards for staking as the market prices of crypto assets continued to be elevated during 2024 Period compared to 2023 Period. The increase is also partially due to an increase in the block rewards earned from our Ethereum block building activities during the 2024 Quarter and 2024 Period. Although we believe the number of block rewards and tokens we earn from staking and revenue recognized will increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the crypto asset markets may impact the market prices of the crypto assets we earn from staking.

Cost of Revenues

The increase in the cost of revenues during the 2024 Period as compared to the 2023 Period is due to the Validator Payments made to purchase block space as part of our Ethereum block building activities during the 2024 Quarter and Period. Thes additional costs are partially offset by the efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of web service hosting fees and reduction of services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business, particularly our strategy to increase the number and value of block production, requiring additional purchases of block space from Validators.

Summary of Accounting Principle Change in Ethereum Block Building Revenues and Costs

During the second 2024 Quarter, the Company implemented a change in accounting principle related to the presentation of revenues and costs associated with our Ethereum block building operations. This change, made under ASC 606, now presents gas fees earned as gross revenue and Validator Payments as cost of revenues, rather than netting them against each other. This correction, applied retrospectively, better reflects the economic substance of our transactions and provides enhanced transparency. The change does not impact gross profit, net income, or balance sheet items, but it does result in increased reported revenues and costs for the three months ended March 31, 2024.

Operating Expenses

General and administrative expenses consist of director compensation, legal and professional fees and other personnel and related costs. The decrease in the 2024 Period was primarily due to a decrease of approximately $140,000 in legal service and related administrative costs from the 2023 Period, driven primarily by services surrounding the Series V Preferred Distribution and related listing on Upstream Exchange incurred during the first half of 2023. We are uncertain as to whether our future investigation legal expenses related to the SEC’s current investigation of the Company will have a material impact on our operating expenses during the balance of 2024 or thereafter. Additionally, we incurred higher accounting fees related to our audits and Form S-3 registration during the 2024 Period, which is partially offset by other reduced costs resulting from cost cutting measures for other professional fees during the 2024 Period.

Research and development expenses decreased during the 2024 Period from the 2023 Period as the Company focused on the beta release of our proprietary StakeSeeker platform in the first quarter 2023, including responding to user feedback and continued planned feature development and incorporation onto the platform. Research and development in the 2024 Period focused on the launch of Builder+ operations as well as the further development of ChainQ, which launched in July 2024. We anticipate research and development costs to remain consistent as we continue to expand on technological solutions in the blockchain sector with a focus on cost management of our third-party development team.

Compensation and related expenses increased during the 2024 Period resulting from the addition of employee headcount during the 2024 Quarter. We believe our compensation expenses will increase from those reported in the 2024 Period as the Company continues to utilize non-cash equity-based compensation incentives as a core part of our compensation strategy and anticipate accruals for 2024 performance-based bonus incentives in future reporting periods.

Marketing costs increased during the 2024 Period as the Company incurred costs associated with the purchase of transaction traffic to bolster Ethereum block production as part of the ramp up of Builder+ operations. The Company may have additional expenditures for transaction traffic in order to further increase Ethereum block building activities.

The realized gains on crypto asset transactions increased during the 2024 Period as the Company sold certain crypto assets from our blockchain infrastructure operations in order to fund operating activities. The Company may realize additional gains (losses) in the future resulting from the sale of crypto assets earned are sold to meet cash needs.

Other Income (Expenses)

The changes in other income for the 2024 Quarter and Period were primarily attributed to the recognition of the change in unrealized appreciation on crypto assets resulting from the increase in the fair market value of the Company’s crypto assets during the 2024 Period compared to the 2023 Period and the decrease in the fair market value of the Company’s crypto assets during the 2024 Quarter. Changes in the unrealized appreciation or depreciation of crypto assets are directly influenced by the volatility in crypto markets, which can be challenging for management to predict.

Furthermore, the changes in other income for the 2024 Quarter were partially driven by the decrease in the fair value of warrant liabilities throughout the period. This non-cash expense is influenced by the value of our stock price at the end of each quarter, a factor that we cannot predict.

Net income (loss)

The increase in net income for the 2024 Period compared to the 2023 Period is primarily attributable to larger increases in fair value of our crypto assets during the 2024 Period compared to the 2023 Period. The decrease in net loss for the 2024 Quarter compared to the 2023 Quarter is primarily attributable to the peel back of the crypto market during the 2024 Quarter, resulting in declines in the market prices of our crypto assets and reporting of unrealized depreciation in the 2024 Quarter. We acknowledge that our net income (loss) may exhibit significant fluctuations due to the volatility in the crypto asset markets, impacting changes in the fair value of crypto assets during future reporting periods.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell (assuming an effective registration statement on Form S-3), from time-to-time, through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From the period September 14, 2021 through August 16, 2024, the Company sold a total of 4,790,475 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $17,938,000 at an average selling price of $3.74 per share, resulting in net proceeds of approximately $17,350,000 after deducting commissions and other transaction costs.

Our Form S-3 expired on August 14, 2024. The Company filed a new Form S-3 on February 14, 2024. As a result of SEC comments, the new Form S-3 has not yet gone effective and therefore we may not sell shares under the ATM Agreement.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of June 30, 2024, the Company had approximately $537,000 of cash and working capital of approximately $33,005,000.

As of August 16, 2024, the Company had approximately $562,000 of cash and cash equivalents and the fair market value of the Company’s liquid crypto assets was approximately $25,291,000. The Company has no outstanding debt. The Company believes that the existing cash and liquid crypto assets held by us provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next 12 months.

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

Cash Flows

Cash used in operating activities was approximately $1,693,000 during the 2024 Period compared to approximately $2,046,000 for the 2023 Period. The largest non-cash adjustment to our operating cash flows consisted of approximately $7,159,000 change in in unrealized appreciation on crypto assets during the 2024 Period, which is based on volatility in the crypto asset market and cannot be accurately predicted.

Cash provided by investing activities was approximately $531,000 during the 2024 Period compared to cash used in investing activities of approximately $84,000 for the 2023 Period. Net cash inflows from investing activities resulted from the sale of crypto assets. We anticipate similar levels of sales of additional crypto assets in future quarters as we fund operating activities from crypto earned as staking revenues.

Cash provided by financing activities was approximately $240,000 during the 2024 Period compared to approximately $927,000 for the 2023 Period. The cash inflows from financing activities were entirely from proceeds from the Common Stock sold pursuant to the ATM Agreement. The Company plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of June 30, 2024, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our business, including but not limited to Builder+, StakeSeeker, and ChainQ, plans to expand our PoS operations, growth opportunities for the Company, our belief regarding blockchain, expected increase in our revenues and gross margins and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

August 19, 2024
	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Articles of Merger	8-K/A	7/31/15	3.1
2.2	Agreement and Plan of Merger	8-K/A	7/31/15	3.2
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(e)	Certificate of Change – Reverse Stock Split	8-K	8/17/21	3.1
3.1(f)	Certificate of Designation – Series V	8-K	1/31/23	3.1
3.1(g)	Certificate of Amendment to the Series V Certificate of Designation	8-K	4/19/23	3.1
3.1 (h)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital	8-K	7/13/23	3.1
3.2	Amended and Restated Bylaws of BTCS Inc.	8-K	7/5/24	3.1
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended	10-Q	8/11/23	4.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

