Form 10-Q
period 2024-09-30
BTCS Inc.
filed 2024-11-13
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 17,025,282 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$254,466	$1,458,327
Stablecoins	40,397	21,044
Crypto assets	430,483	302,783
Staked crypto assets	25,317,039	24,900,146
Prepaid compensation	288,309	-
Prepaid expenses	96,439	62,461
Receivable for capital shares sold	-	291,440
Total current assets	26,427,133	27,036,201

Other assets:
Investments, at value (Cost $100,000)	100,000	100,000
Property and equipment, net	6,015	10,490
Total other assets	106,015	110,490

Total Assets	$26,533,148	$27,146,691

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$266,827	$55,058
Accrued compensation	1,052,647	712,092
Warrant liabilities	17,813	213,750
Total current liabilities	1,337,287	980,900

Stockholders’ equity:
Preferred stock: 20,000,000 shares authorized at $0.001 par value:	-	-
Series V preferred stock: 14,567,829 and 14,567,829 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,563,938	2,563,938
Common stock, 975,000,000 shares authorized at $0.001 par value, 16,555,221 and 15,320,281 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16,555	15,322
Additional paid-in capital	164,803,541	162,263,634
Accumulated deficit	(142,188,173)	(138,677,103)
Total stockholders’ equity	25,195,861	26,165,791

Total Liabilities and Stockholders’ Equity	$26,533,148	$27,146,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Blockchain infrastructure revenues (net of fees)	$739,157	$316,242	$1,751,735	$1,013,503
Total revenues	739,157	316,242	1,751,735	1,013,503

Cost of revenues
Blockchain infrastructure costs	543,308	83,100	872,781	278,726
Gross profit	195,849	233,142	878,954	734,777

Operating expenses:
General and administrative	$586,926	$283,239	1,613,481	$1,510,637
Research and development	213,332	148,525	523,658	531,053
Compensation and related expenses	942,860	409,960	2,274,130	1,450,546
Marketing	55,611	2,155	141,690	11,121
Realized (gains) losses on crypto asset transactions	121,964	43,791	(176,050)	604,270
Total operating expenses	1,920,693	887,670	4,376,909	4,107,627

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	(7,396,380)	(2,914,029)	(237,052)	3,734,213
Change in fair value of warrant liabilities	53,437	285,000	195,937	142,500
Other income	28,000	-	28,000	-
Total other income (expenses)	(7,314,943)	(2,629,029)	(13,115)	3,876,713

Net income (loss)	$(9,039,787)	$(3,283,557)	$(3,511,070)	$503,863

Basic net income (loss) per share attributable to common stockholders	$(0.56)	$(0.23)	$(0.22)	$0.04
Diluted net income (loss) per share attributable to common stockholders	$(0.56)	$(0.23)	$(0.22)	$0.03

Basic weighted average number of common shares outstanding	16,158,032	14,317,750	15,870,343	13,957,097
Diluted weighted average number of common shares outstanding, basic and diluted	16,158,032	14,317,750	15,870,343	17,437,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)	$26,165,791
Issuance of common stock, net of offering cost / At-the-market offering	-	-	443,727	443	652,897	-	653,340
Stock-based compensation	-	-	791,213	790	1,887,010	-	1,887,800
Net income (loss)	-	-	-	-	-	(3,511,070)	(3,511,070)
Balance September 30, 2024	14,567,829	$2,563,938	16,555,221	$16,555	$164,803,541	$(142,188,173)	$25,195,861

For the Nine Months Ended September 30, 2023

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit (1)	Equity
Balance December 31, 2022, as adjusted	-	$-	13,107,149	$13,108	$160,800,263	$(146,495,831)	$14,317,540
Issuance of common stock, net of offering cost / At-the-market offering	-	-	803,054	803	1,113,015	-	1,113,818
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-	-
Stock-based compensation	-	-	462,983	463	1,057,049	-	1,057,512
Net income (loss)	-	-	-	-	-	503,863	503,863
Balance September 30, 2023	14,542,803	$2,559,533	14,373,186	$14,374	$160,410,794	$(145,991,968)	$16,992,733

(1)	Includes an adjustment to the opening balance of $4,986,377 resulting from a change in accounting principle. See Note 4 for further details.

For the Three Months Ended September 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2024	14,567,829	$2,563,938	15,895,027	$15,895	$163,681,450	$(133,148,386)	$33,112,897
Issuance of common stock, net of offering cost / At-the-market offering	-	-	279,896	280	412,756	-	413,036
Stock-based compensation	-	-	380,298	380	709,335	-	709,715
Net income (loss)	-	-	-	-	-	(9,039,787)	(9,039,787)
Balance September 30, 2024	14,567,829	$2,563,938	16,555,221	$16,555	$164,803,541	$(142,188,173)	$25,195,861

For the Three Months Ended September 30, 2023

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2023	14,542,803	$2,559,533	14,181,410	$14,182	$159,955,610	$(142,708,411)	$19,820,914
Issuance of common stock, net of offering cost / At-the-market offering	-	-	151,882	152	187,165	-	187,317
Stock-based compensation	-	-	39,894	40	268,019	-	268,059
Net income (loss)	-	-	-	-	-	(3,283,557)	(3,283,557)
Balance September 30, 2023	14,542,803	$2,559,533	14,373,186	$14,374	$160,410,794	$(145,991,968)	$16,992,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Net Cash flows used from operating activities:
Net income (loss)	$(3,511,070)	$503,863
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,475	3,521
Stock-based compensation	1,887,800	1,057,512
Blockchain infrastructure revenue	(1,751,735)	(1,013,503)
Builder payments (non-cash)	615,035	-
Change in fair value of warrant liabilities	(195,937)	(142,500)
Realized (gains) losses on crypto assets transactions	(176,050)	604,270
Change in unrealized (appreciation) depreciation on crypto assets	237,052	(3,734,213)
Changes in operating assets and liabilities:
Stablecoins	(19,353)	(29,794)
Prepaid expenses and other current assets	(322,287)	16,298
Receivable for capital shares sold	291,440
Accounts payable and accrued expenses	211,769	15,932
Accrued compensation	340,555	25,209
Net cash used in operating activities	(2,388,306)	(2,693,405)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(31,300)	(1,804,482)
Sale of productive crypto assets	562,405	1,994,890
Purchase of property and equipment	-	(5,276)
Sale of property and equipment	-	905
Net cash provided by (used in) investing activities	531,105	186,037

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	653,340	1,113,818
Net cash provided by financing activities	653,340	1,113,818

Net (decrease)/increase in cash	(1,203,861)	(1,393,550)
Cash, beginning of period	1,458,327	2,146,783
Cash, end of period	$254,466	$753,233

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$-	$2,559,533

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), a Nevada corporation listed on Nasdaq, is a U.S.-based blockchain technology company focused on blockchain infrastructure, with its primary operations currently centered on the Ethereum network. Since its inception in 2014, BTCS has developed a diverse set of blockchain-related operations, with a current emphasis on block building and validator node operation (as a “Validator”) on various proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) networks.

The Company’s core operations include the management of cloud-based validator nodes on PoS-based blockchain networks. These nodes participate in network consensus mechanisms by providing transaction validation (“attestation”) and block proposal services as a Validator. BTCS earns native token rewards by staking our proof-of-stake crypto assets (also referred to “cryptocurrencies”, “crypto”, “crypto assets”, “digital assets”, or “tokens”) to validator nodes operated by both BTCS and third-parties.

BTCS conducts its Ethereum block-building operations under the Builder+ brand, which commenced in 2024. Builder+ uses advanced algorithms to acquire block space and optimize the construction of blocks for on-chain validation, with a focus on maximizing gas fee revenue. Builder+ represents a central component of BTCS’s blockchain infrastructure operations, driving scalable revenue growth through its efficient block optimization processes.

BTCS also operates as a non-custodial Staking-as-a-Service (“StaaS”) provider for certain dPoS networks, allowing third-party crypto asset holders to delegate their tokens to BTCS-operated validator nodes (or “nodes”), earning validator node fees as a percentage of staking rewards earned on delegated crypto assets.

The Company has also developed and maintains crypto focused technology solutions, such as ChainQ, an AI-powered blockchain analytics tool currently in beta, and StakeSeeker, a crypto portfolio monitoring tool. These platforms complement BTCS’s blockchain infrastructure operations.

The Company’s operations are subject to regulatory uncertainties, market volatility, and technological risks associated with blockchain technology and crypto assets. Future success depends on the continued adoption of blockchain technology and the Company’s ability to grow both its Ethereum block-building operations and its broader blockchain infrastructure operations.

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the full year ending December 31, 2024. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of September 30, 2024 and December 31, 2023, the Company had approximately $254,000 and $1,458,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024 and December 31, 2023, the Company had approximately $0 and $933,000 in excess of the FDIC insured limit, respectively.

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

The Company employs the specific identification method to determine the cost basis of our assets for the computation of gains and losses, in accordance with ASC 350-60-50-2a. This method involves identifying and using the actual cost of each individual asset sold or disposed of to calculate the gain or loss on its sale. Realized gains (losses) on sale of crypto assets are included in other income (expenses) in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately ($122,000) and ($44,000) for the three months ended September 30, 2024 and 2023, respectively, and approximately $176,000 and ($604,000) for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognizes revenue, reflecting the fair value of the total gas fees earned from the constructed block.

The following table summarizes the revenues earned from the Company’s operations for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from blockchain infrastructure operations
Staking to BTCS nodes	$276,393	$283,654	$1,027,591	$891,083
Staking to third-party nodes	58,261	32,588	210,756	122,420
Builder+	404,503	-	513,388	-
Total revenues	$739,157	$316,242	$1,751,735	$1,013,503

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three and nine months ended September 30, 2024 and 2023. Revenues are derived from three primary sources: (1) token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes; (2) token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes as well as Validator Fees earned from third parties asset delegations to our nodes; and (3) block rewards generated by BTCS Builders.

Crypto assets earned from BTCS validator nodes

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	65	$180,487	85	$151,699	202	$610,153	292	$507,454
Cosmos (ATOM)	13,603	$69,534	13,312	$106,982	37,334	$295,188	29,955	$292,238
Akash (AKT)	6,151	$17,763	2,671	$2,263	16,971	$63,249	8,329	$4,467
Kava (KAVA)	7,046	$2,508	12,500	$9,523	19,970	$12,065	35,903	$30,609
Mina (MINA)	720	$319	2,880	$1,234	6,480	$6,404	10,080	$6,141
Oasis Network (ROSE)	-	$-	26,321	$1,183	-	$3,254	76,972	$4,114
Kusama (KSM)	288	$5,782	300	$6,416	576	$14,365	753	$20,788
Avalanche (AVAX)	-	$-	-	$-	668	$18,491	646	$8,403
NEAR Protocol (NEAR)	-	$-	1,606	$2,050	714	$4,422	4,293	$7,002
Tezos (XTZ)	-	$-	385	$288	-	$-	1,998	$1,989
Evmos (EVMOS)	-	$-	27,271	$2,016	-	$-	59,507	$7,878
Total earned from BTCS validator nodes		$276,393		$283,654		$1,027,591		$891,083

Crypto assets earned from staking to third-party validator nodes

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Axie Infinity (AXS)	5,796	$29,236	4,629	$23,755	16,949	$113,937	13,554	$93,096
Solana (SOL)	97	$14,414	131	$2,860	355	$51,139	380	$7,972
Polygon (POL fka MATIC)	6,851	$2,716	6,276	$3,676	19,395	$12,205	18,416	$15,470
Polkadot (DOT)	398	$1,980	402	$1,898	1,134	$7,556	1,004	$5,359
Evmos (EVMOS)	3,321	$66	-	$-	21,581	$1,275	-	$-
Cardano (ADA)	1,683	$628	1,458	$399	5,010	$2,218	1,891	$523
Tezos (XTZ)	594	$419	-	$-	1,266	$1,124	-	$-
NEAR Protocol (NEAR)	1,881	$8,802	-	$-	3,767	$21,302	-	$-
Total earned from staking to third-party validator nodes		$58,261		$32,588		$210,756		$122,420

Crypto assets earned from Ethereum block building through Builder+

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	152	$404,503	-	$-	186	$513,388	-	$-
Total earned from Ethereum block building through Builder+	152	$404,503	-	$-	186	$513,388	-	$-

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

The following table further details the costs of revenues for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of staking revenues	$42,813	$83,100	$142,180	$278,726
Cost of Builder+ revenues	500,495	-	730,601	-
Total cost of revenues	$543,308	$83,100	$872,781	$278,726

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

Property and Equipment

Property and equipment consists of computers, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $56,000 and $2,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $142,000 and $11,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

The following financial instruments were not included in the diluted loss per share calculation for the three and nine months ended September 30, 2024 and 2023 because their effect was anti-dilutive:

	As of September 30,
	2024	2023
Warrants to purchase common stock	712,500	712,500
Options	1,302,500	1,150,000
Non-vested restricted stock awards units	1,806,373	1,631,399
Total	3,821,373	3,493,899

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which is intended to improve the accounting for and disclosure of crypto assets. The ASU requires entities to subsequently measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The ASU also requires specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-08 effective January 1, 2023, which had a material impact to its financial statement and related disclosures, which are further discussed in Note 4.

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

Presentation of Ethereum Block Building Revenues and Costs – ASC 606

During the second quarter of 2024, the Company elected to change its accounting principle related to the presentation of revenue and cost of revenues associated with its Ethereum block-building operations, as conducted through Builder+. This change in accounting principle is pursuant to ASC 606, Revenue from Contracts with Customers.

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

The Company elected to implement this change in accounting principle as it provides a more accurate and transparent view of our Ethereum block-building operations. This change enhances stakeholders’ understanding of the operational performance and the financial aspects of our block-building activities under Builder+.

Note 5 – Crypto Assets

The following table presents the Company’s crypto assets held as of September 30, 2024:

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	7,978	$9,259,645	$20,767,299
Cosmos (ATOM)	307,489	5,138,912	1,452,240
Solana (SOL)	6,936	475,790	1,058,786
Avalanche (AVAX)	18,510	1,147,773	513,465
Axie Infinity (AXS)	77,500	2,027,926	390,911
Polygon (POL fka MATIC)	525,405	860,810	208,271
Kusama (KSM)	8,362	1,441,447	167,245
Kava (KAVA)	365,364	1,101,365	131,275
NEAR Protocol (NEAR)	84,748	188,503	448,572
Akash (AKT)	136,042	109,405	376,836
Cardano (ADA)	270,264	404,210	100,930
Mina (MINA)	96,497	69,943	53,749
Polkadot (DOT)	9,784	147,268	43,406
Evmos (EVMOS)	367,358	98,678	7,310
Tezos (XTZ)	27,440	74,444	19,309
Band Protocol (BAND)	992	1,500	1,216
Rocket Pool (RPL)	584	6,545	6,702
Total		$22,554,164	$25,747,522

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2024 and December 31, 2023:

	Fair Value Measured at September 30, 2024
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$25,747,522	$25,747,522	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$25,847,522	$25,747,522	$-	$100,000
Liabilities
Warrant Liabilities	$17,813	$-	$-	$17,813

	Fair Value Measured at December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$25,202,929	$25,202,929	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$25,302,929	$25,202,929	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2024 and 2023.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of September 30, 2024 and December 31, 2023, the Company’s Level 3 investments were carried at the original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

A significant decrease in volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the warrant liabilities are recorded in “change in fair value of warrant liabilities” in the Company’s statements of operations.

On March 2, 2021, the Company entered into a securities purchase agreement with certain purchasers which closed on March 4, 2021 pursuant to which the Company sold an aggregate of (i) 950,000 shares of Common Stock, and (ii) Common Stock warrants (the “Warrants”) to purchase up to 712,500 shares of Common Stock for gross proceeds of $9.5 million in a private placement offering.

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of September 30, 2024, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of September 30, 2024 and December 31, 2023, is as follows:

	September 30, 2024	December 31, 2023
Risk-free rate of interest	3.98%	4.23%
Expected volatility	91.05%	108.19%
Expected life (in years)	1.42	2.18
Expected dividend yield	-	-

The risk-free interest rate was based on rates established by the Federal Reserve Bank. For the Warrants, the Company estimates expected volatility, giving primary consideration to the historical volatility of its Common Stock. The general expected volatility is based on the standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not historically paid dividends on its Common Stock and does not expect to pay recurring dividends on its Common Stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2024 and 2023, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	September 30,	September 30,
	2024	2023
Beginning balance	$100,000	100,000
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	September 30,	September 30,
	2024	2023
Beginning balance	$213,750	$213,750
Fair value adjustment of warrant liabilities	(195,937)	(142,500)
Ending balance	$17,813	$71,250

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

As a result of the SEC’s baby shelf requirements, the Company is currently limited in its sales of Common Stock under the ATM Agreement to one-third of its public float during the 12 calendar months immediately prior to the sale. As of the filing date of this Form 10-Q, the Company would be limited in its sales under the ATM Agreement to approximately $2,618,000 of shares.

During the nine months ended September 30, 2024, the Company sold a total of 443,727 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $682,000 at an average selling price of $1.54 per share, resulting in net proceeds of approximately $653,000 after deducting commissions and other transaction costs.

Share Based Payments

Effective January 19, 2023, the Board approved the annual issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the nine months ended September 30, 2024, 72,315 shares of common stock approximating $98,000 were issued to independent directors related to the quarterly approved issuances.

On September 12, 2024, the Board approved a resolution to allow all employees, officers, and directors of the Company to elect to receive up to three months of their cash compensation in advance in the form of restricted common stock. This decision aimed to prevent disruptions in operations that could arise from the need to unstake and sell cryptocurrency to meet upcoming cash requirements. On September 13, 2024, in a collective effort to support the Company’s operations and strategy, all employees, directors, and officers (collectively 9 individuals) accepted part of their compensation as equity. This resulted in the issuance of 380,399 restricted common stock shares approximating $430,000. Of the shares issued, 32,429 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 347,970 shares.

For the nine months ended September 30, 2024, 414,148 shares of common stock were issued to officers related to payment of 2023 accrued bonus compensation totaling approximately $675,000. Of the shares issued, 43,220 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 370,928 shares.

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

On September 6, 2024, at the 2024 Annual Meeting the Company’s stockholders voted to approve an amendment to the Certificate of Designation of the Series V to provide the Board the discretion to convert each share of the Series V into one share of Common Stock. The Board has not filed an amendment to the Series V Certificate of Designation nor chosen to convert the Series V.

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

Options

The following weighted-average assumptions were used to estimate the fair value of options granted on the deemed grant date during the nine months ended September 30, 2024 and 2023 for the Black-Scholes formula:

	Nine Months Ended September 30,
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

A summary of option activity under the Company’s stock option plan for nine months ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	120,000	1.52	-	4.6
Employee options expired	(17,500)	10.30	-	-
Outstanding as of September 30, 2024	1,302,500	$1.96	$1,650	1.9
Options vested and exercisable as of September 30, 2024	1,127,500	$2.03	$-	1.5

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

A summary of the Company’s restricted stock units granted under the 2021 Plan during the nine months ended September 30, 2024 are as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,606,373	$3.25
Granted	300,000	1.71
Forfeited	(100,000)	1.63
Nonvested at September 30, 2024	1,806,373	$3.09

Stock Based Compensation

Stock-based compensation expense is recorded as a part of selling, general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock option awards	$34,601	$441	$66,594	$(4,871)
Employee restricted stock unit awards	244,409	230,118	725,307	726,409
Employee share-based salary payments	75,468	-	75,468	-
Non-employee restricted stock awards	66,929	21,536	127,509	45,777
	$421,407	$252,095	$994,878	$767,315

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$1,052,647	$712,092
Accounts payable and accrued expenses	266,827	55,058
	$1,319,474	$767,150

Accrued compensation includes approximately $1,053,000 and $710,000 related to performance bonus accruals as of September 30, 2024 and December 31, 2023, respectively.

Note 9 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the nine months ended September 30, 2024 and 2023, the Company made contributions to the 401(k) Plan of $109,000 and $95,000, respectively.

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $142,188,000 at September 30, 2024, and net cash used in operating activities of approximately $2,388,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

During the period from October 1, 2024 to November 12, 2024, the Company sold a total of 470,061 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $1,238,000 at an average selling price of $2.63 per share, resulting in net proceeds of approximately $1,198,000 after deducting commissions and other transaction costs.

After the expiration of the Company’s prior Form S-3, the Company filed a new Form S-3, which became effective October 4, 2024.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. When we refer to the “2024 Quarter” and the “2023 Quarter” we are referring to the three months ended September 30, 2024 and September 30, 2023, respectively. When we refer to the “2024 Period” and the “2023 Period” we are referring to the nine months ended September 30, 2024 and September 30, 2023, respectively.

Company Overview

BTCS Inc. is a Nasdaq-listed U.S.-based blockchain technology company focused on blockchain infrastructure, with its primary operations currently centered on the Ethereum network. Our core focus is on driving scalable growth through a diverse range of blockchain-focused technological solutions, emphasizing Ethereum infrastructure, including block-building and validator node operations.

Blockchain Infrastructure

BTCS’s core business centers on its blockchain infrastructure, which supports the validation of transactions and security of multiple proof-of-stake (PoS) and delegated proof-of-stake (dPoS) blockchain networks. The Company manages a network of cloud-based validator nodes, which play a key role in network consensus by performing transaction validation (“attestation”) activities and proposing new blocks. Through these activities, BTCS earns native token rewards by staking its own crypto assets on validator nodes operated by BTCS and third parties.

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

Ethereum Block Building – Builder+

A central focus of BTCS’s current operations is its Ethereum block-building initiative, branded as Builder+, launched in 2024. Through Builder+ we purchase block space and leverage advanced algorithmic processes to construct blocks for on-chain validation. The goal of Builder+ is to maximize gas fee revenue by optimizing the contents and structure of each block. The Company aims to maximize the value of gas fees earned by increasing the number of blocks we purchase while minimizing the payments to validators required for purchasing block space.

Builder+ is now a central driver of BTCS’s growth strategy, reflecting the Company’s emphasis on scalable and efficient revenue generation through advanced blockchain technology.

While Builder+ currently operates within the Ethereum ecosystem, it has been designed to adapt to a broader blockchain landscape, allowing for potential expansion to other networks in the future. This flexibility aligns with BTCS’s strategic vision to maintain a robust blockchain infrastructure that is not limited to any single network, even as Ethereum remains a primary area of focus.

Staking-as-a-Service

BTCS’s non-custodial Staking-as-a-Service (“StaaS”) business model allows for crypto asset holders to earn token rewards by participating in network consensus mechanisms through staking and delegating their crypto assets to Company operated validator nodes. As a non-custodial validator operator, the Company receives a percentage of a crypto asset holders’ staking rewards generated as a validator node fee, for our ministerial role in hosting the validator node. This creates an opportunity for scalable revenue and business growth with limited additional costs. The Company’s StaaS strategy provides a more accessible and cost-effective alternative for crypto asset holders to participate in blockchain networks’ consensus mechanisms, promoting the growth and adoption of blockchain technology.

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

The following table details the blockchain networks on which BTCS operates nodes that support third-party delegations as part of our staking-as-a-service operations, including the amount of third-party crypto assets delegated to our non-custodial validator nodes, as of September 30, 2024:

Blockchain Network	Validator Fee Percentage %	Delegated Crypto Assets (Native Tokens)	Delegated Crypto Assets ($USD)
Cosmos	5%	101,000 ATOM	$475,103
Akash	5%	174,000 AKT	$480,689
Oasis	0%	3,052,000 ROSE	$261,782
Kava	5%	28,000 KAVA	$9,963
Avalanche	5%	1,000 AVAX	$30,393
Total			$1,257,930

Supporting Platforms: ChainQ and StakeSeeker

To complement our core blockchain infrastructure, we have developed crypto-focused technology solutions aimed at increasing accessibility and transparency within the blockchain ecosystem. These solutions include “ChainQ”, an AI-powered blockchain data and analytics platform currently in beta, and “StakeSeeker”, a portfolio monitoring tool designed for cryptocurrency holders.

ChainQ simplifies the process of accessing and analyzing blockchain data, enabling deeper insights into on-chain activity. Through comprehensive indexing of public blockchain data from our Blockchain Infrastructure operations, ChainQ is intended to provide an intuitive and straightforward platform for users to access on-chain data.

StakeSeeker is a personal finance software and education center with a comprehensive crypto dashboard providing tools for crypto asset holders to connect, monitor, track, and analyze their crypto portfolios across exchanges and wallets in a single analytics platform. StakeSeeker does not provide or facilitate direct, crypto asset delegation or transaction execution on our platform. The StakeSeeker platform is currently free-to-use for registered users and is not currently generating revenue. The Company is not a broker-dealer or an investment advisor and does not provide any such related services.

Both the ChainQ and StakeSeeker platforms contribute to the overall value BTCS offers within the blockchain space, supporting its infrastructure operations and expanding user engagement and awareness.

Strategic Outlook

Looking forward, BTCS remains committed to enhancing its blockchain infrastructure capabilities, with a strong emphasis on its Ethereum block-building operations. The Company is poised to leverage its expertise in validator node management and block-building optimization as it seeks scalable opportunities within the rapidly evolving blockchain ecosystem. While Ethereum is currently the primary network for BTCS’s operations, the Company may expand its infrastructure to accommodate additional blockchain networks.

BTCS is dedicated to remaining at the forefront of blockchain innovation and staying adaptable to opportunities across the broader blockchain ecosystem. This strategic agility positions BTCS to navigate the evolving blockchain landscape while maximizing its impact.

Crypto Assets

The tables below detail BTCS’s quarterly crypto asset holdings as of the end of each quarter beginning with the 2023 Quarter and ending the 2024 Quarter.

Crypto Assets Held at the End of the Following Calendar Quarters:

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)	7,748	7,815	7,868	7,935	7,978
Cardano (ADA)	264,751	265,254	266,543	268,582	270,264
Kusama (KSM)	7,246	7,313	7,796	8,074	8,362
Tezos (XTZ)	25,760	26,174	26,492	26,845	27,440
Solana (SOL)	7,752	7,845	7,964	6,821	6,936
Polkadot (DOT)	8,284	8,650	9,010	9,386	9,784
Cosmos (ATOM)	256,784	270,098	281,264	293,886	307,489
Polygon (POL fka MATIC)	499,548	506,010	512,241	518,554	525,405
Avalanche (AVAX)	17,824	17,842	17,842	18,510	18,510
Axie Infinity (AXS)	55,584	60,552	65,932	71,704	77,500
Kava (KAVA)	327,862	345,394	351,685	358,318	365,364
Band Protocol (BAND)	992	992	992	992	992
Mina (MINA)	84,257	90,017	92,897	95,777	96,497
Oasis Network (ROSE)	2,626,600	2,647,629	2,663,766	-	-
Akash (AKT)	115,735	119,071	123,646	129,891	136,042
NEAR Protocol (NEAR)	79,067	80,267	80,981	82,867	84,748
Evmos (EVMOS)	322,693	345,777	357,203	364,037	367,358
Rocket Pool (RPL)	-	-	-	-	584

Fair Market Value of Crypto Assets at the End of the Following Calendar Quarters:

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)	12,948,491	17,829,264	28,700,380	27,235,107	20,767,299
Cardano (ADA)	67,259	157,615	173,350	105,270	100,930
Kusama (KSM)	138,166	329,353	377,395	191,929	167,245
Tezos (XTZ)	17,569	26,379	37,118	21,296	19,309
Solana (SOL)	165,849	796,327	1,613,543	999,138	1,058,786
Polkadot (DOT)	34,009	70,879	86,858	58,218	43,406
Cosmos (ATOM)	1,859,407	2,860,870	3,455,299	1,975,032	1,452,240
Polygon (POL fka MATIC)	266,400	491,138	514,187	290,027	208,271
Avalanche (AVAX)	164,759	687,713	964,888	542,525	513,465
Axie Infinity (AXS)	254,967	535,546	726,572	434,956	390,911
Kava (KAVA)	207,289	301,429	374,932	158,376	131,275
Band Protocol (BAND)	1,121	2,174	2,223	1,221	1,216
Mina (MINA)	32,095	122,007	115,192	51,720	53,749
Oasis Network (ROSE)	109,516	363,571	366,108	-	-
Akash (AKT)	94,686	291,574	592,956	466,154	376,836
NEAR Protocol (NEAR)	89,660	293,204	591,162	438,780	448,572
Evmos (EVMOS)	24,089	43,886	28,612	11,249	7,310
Rocket Pool (RPL)	-	-	-	-	6,702
Total	16,475,332	25,202,929	38,720,775	32,980,998	25,747,522
QoQ Change	-15%	53%	54%	-15%	-22%
YoY Change	11%	101%	101%	70%	56%

Prices of Crypto Assets at the End of the Following Calendar Quarters:*

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)	$1,671	$2,281	$3,648	$3,432	$2,603
Cardano (ADA)	0.25	0.59	0.65	0.39	0.37
Kusama (KSM)	19.07	45.04	48.41	23.77	20.00
Tezos (XTZ)	0.68	1.01	1.40	0.79	0.70
Solana (SOL)	21.40	101.51	202.60	146.48	152.66
Polkadot (DOT)	4.11	8.19	9.64	6.20	4.44
Cosmos (ATOM)	7.24	10.59	12.28	6.72	4.72
Polygon (POL fka MATIC)	0.53	0.97	1.00	0.56	0.40
Avalanche (AVAX)	9.24	38.54	54.08	29.31	27.74
Axie Infinity (AXS)	4.59	8.84	11.02	6.07	5.04
Kava (KAVA)	0.63	0.87	1.07	0.44	0.36
Band Protocol (BAND)	1.13	2.19	2.24	1.23	1.23
Mina (MINA)	0.38	1.36	1.24	0.54	0.56
Oasis Network (ROSE)	0.04	0.14	0.14	0.10	0.08
Akash (AKT)	0.82	2.45	4.80	3.59	2.77
NEAR Protocol (NEAR)	1.13	3.65	7.30	5.30	5.29
Evmos (EVMOS)	0.07	0.13	0.08	0.03	0.02
Rocket Pool (RPL)	-	-	-	-	11.47

* The prices have been rounded to the nearest whole dollar for prices above $100

Crypto Asset Rewards

The tables below detail BTCS’s quarterly crypto assets earned during each of the following quarters:

Crypto assets earned from BTCS validator nodes

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)	85	67	65	72	65
Cosmos (ATOM)	13,312	13,314	11,166	12,565	13,603
Akash (AKT)	2,671	3,337	4,575	6,246	6,151
Kava (KAVA)	12,500	17,532	6,292	6,632	7,046
Mina (MINA)	2,880	5,760	2,880	2,880	720
Oasis Network (ROSE)	26,321	21,029	16,137	10,431	-
Kusama (KSM)	300	67	10	279	288
Avalanche (AVAX)	-	18	-	668	-
NEAR Protocol (NEAR)	1,606	1,200	714	-	-
Evmos (EVMOS)	27,271	30,084	-	-	-
Tezos (XTZ)	385	414	-	-	-

Crypto assets earned from staking to third-party validator nodes

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Axie Infinity (AXS)	4,629	4,967	5,381	5,772	5,796
Solana (SOL)	131	93	119	139	97
Polygon (POL fka MATIC)	6,276	6,462	6,230	6,314	6,851
Polkadot (DOT)	402	366	360	376	398
Evmos (EVMOS)	-	-	11,426	6,834	3,321
Cardano (ADA)	1,458	503	1,289	2,039	1,683
Tezos (XTZ)	-	-	318	354	594
NEAR Protocol (NEAR)	-	-	-	1,886	1,881

Crypto assets earned from Ethereum block building through Builder+

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)			11	23	152

Fair Market Value of Crypto Asset Rewards Earned Recognized as Revenue

The following table summarizes the revenues earned from the Company’s operations by revenue segment during the following calendar quarters:

Revenue by Segment

	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Total revenue from BTCS blockchain infrastructure operations	$283,654	$280,516	$343,911	$407,287	$276,393
Total revenue from staking to third-party validator nodes	32,588	45,609	74,442	78,053	58,261
Total revenue from Ethereum block building through Builder+	-	-	33,033	75,852	404,503
Total revenue	$316,242	$326,125	$451,386	$561,192	$739,157

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue in each respective segment during the following calendar quarters:

Revenue from BTCS validator nodes

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)	$151,699	$131,903	$188,078	$241,588	$180,487
Cosmos (ATOM)	106,982	116,726	121,074	104,580	69,534
Akash (AKT)	2,263	5,341	18,746	26,740	17,763
Kava (KAVA)	9,523	13,033	5,252	4,305	2,508
Mina (MINA)	1,234	4,818	3,646	2,439	319
Oasis Network (ROSE)	1,183	1,688	2,218	1,036	-
Kusama (KSM)	6,416	1,193	475	8,108	5,782
Avalanche (AVAX)	-	714	-	18,491	-
NEAR Protocol (NEAR)	2,050	1,834	4,422	-	-
Evmos (EVMOS)	2,016	2,929	-	-	-
Tezos (XTZ)	288	337	-	-	-
Total revenue from BTCS validator nodes	$283,654	$280,516	$343,911	$407,287	$276,393

Revenue from staking to third-party validator nodes

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Axie Infinity (AXS)	$23,755	$34,595	$48,322	$36,379	$29,236
Solana (SOL)	2,860	3,620	15,372	21,353	14,414
Polygon (POL fka MATIC)	3,676	5,143	5,731	3,758	2,716
Polkadot (DOT)	1,898	1,999	2,957	2,619	1,980
Evmos (EVMOS)	-	-	940	269	66
Cardano (ADA)	399	252	753	837	628
Tezos (XTZ)	-	-	367	338	419
NEAR Protocol (NEAR)	-	-	-	12,500	8,802
Total revenue from staking to third-party validator nodes	$32,588	$45,609	$74,442	$78,053	$58,261

Revenue from Ethereum block building through Builder+

Asset	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 Q3
Ethereum (ETH)			$33,033	$75,852	$404,503
Total revenue from Ethereum block building through Builder+	$-	$-	$33,033	$75,852	$404,503

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following tables reflect our operating results for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,		$ Change	% Change
	2024	2023	2024	2024
Revenues
Blockchain infrastructure revenues (net of fees)	$739,157	$316,242	$422,915	134%
Total revenues	739,157	316,242	422,915	134%

Cost of revenues
Blockchain infrastructure costs	543,308	83,100	460,208	554%
Gross profit	195,849	233,142	(37,293)	(16)%

Operating expenses:
General and administrative	$586,926	$283,239	$303,687	107%
Research and development	213,332	148,525	64,807	44%
Compensation and related expenses	942,860	409,960	532,900	130%
Marketing	55,611	2,155	53,456	2,481%
Realized (gains) losses on crypto asset transactions	121,964	43,791	78,173	179%
Total operating expenses	1,920,693	887,670	1,033,023	116%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	(7,396,380)	(2,914,029)	(4,482,351)	154%
Change in fair value of warrant liabilities	53,437	285,000	(231,563)	(81)%
Other income	28,000	-	28,000	100%
Total other income (expenses)	(7,314,943)	(2,629,029)	(4,685,914)	178%

Net income (loss)	$(9,039,787)	$(3,283,557)	(5,756,230)	(175)%

	For the Nine Months Ended
	September 30,		$ Change	% Change
	2024	2023	2024	2024
Revenues
Validator revenue	$1,751,735	$1,013,503	$738,232	73%
Total revenues	1,751,735	1,013,503	738,232	73%

Cost of revenues
Validator expense	872,781	278,726	594,055	213%
Gross profit	878,954	734,777	144,177	20%

Operating expenses:
General and administrative	$1,613,481	$1,510,637	$102,844	7%
Research and development	523,658	531,053	(7,395)	(1)%
Compensation and related expenses	2,274,130	1,450,546	823,584	57%
Marketing	141,690	11,121	130,569	1,174%
Realized gains on crypto asset transactions	(176,050)	604,270	(780,320)	(129)%
Total operating expenses	4,376,909	4,107,627	269,282	7%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	(237,052)	3,734,213	(3,971,265)	(106)%
Change in fair value of warrant liabilities	195,937	142,500	53,437	37%
Other income	28,000	-	28,000	100%
Total other income (expenses)	(13,115)	3,876,713	(3,889,828)	(100)%

Net loss	$(3,511,070)	$503,863	(4,014,933)	(797)%

Revenues

The increase in revenue during the 2024 Quarter and 2024 Period as compared to the 2023 Quarter and 2023 Period is primarily due to the increase in the block rewards earned from our Ethereum block-building activities during the 2024 Quarter and 2024 Period. The increase is also partially due to the increase in fair value of our crypto assets earned as rewards for staking as the market prices of crypto assets continued to be elevated during 2024 Period compared to 2023 Period. Although we believe the number of block rewards and tokens we earn from staking and revenue recognized will increase as we continue to expand our blockchain infrastructure efforts, we recognize that volatility in the crypto asset markets may impact the market prices of the crypto assets we earn from staking.

As detailed above, in the 2024 Quarter, the Company earned approximately 217 ETH from its Builder+ and Validator operations. During the period from October 1, 2024 to November 12, 2024, the Company has earned approximately 541 ETH from its Builder+ and Validator operations. As such, the Company expects its revenue to significantly increase in the fourth quarter. During this time period, our associated costs of revenues have also increased at a larger percentage than our revenue growth, resulting in lower gross margins.

Cost of Revenues

The increase in the cost of revenues during the 2024 Period as compared to the 2023 Period is due to the increase in Validator Payments made to purchase block space as part of our Ethereum block-building activities during the 2024 Quarter and Period. These additional costs are partially offset by the efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of web service hosting fees and reduction of services provided by vendors. We believe our cost of revenues will increase as we continue to ramp up our business, particularly our strategy to increase the number and value of block production, requiring additional purchases of block space from Validators.

Summary of Accounting Principle Change in Ethereum Block Building Revenues and Costs

During the second Quarter of 2024, the Company implemented a change in accounting principle related to the presentation of revenues and costs associated with our Ethereum bloc- building operations. This change, made under ASC 606, now presents gas fees earned as gross revenue and Validator Payments as cost of revenues, rather than netting them against each other. This correction, applied retrospectively, better reflects the economic substance of our transactions and provides enhanced transparency. The change does not impact gross profit, net income, or balance sheet items, but it does result in increased reported revenues and costs for the three months ended March 31, 2024.

Operating Expenses

General and administrative expenses consist of director compensation, legal and professional fees and other personnel and related costs. The increase in the 2024 Period was primarily due to an increase of approximately $200,000 in proxy service fees related to our 2024 annual meeting as well as a decrease of approximately $140,000 in legal fees and related administrative costs from the 2023 Period, driven primarily by services surrounding the Series V Preferred Distribution and related listing on Upstream Exchange incurred during the first half of 2023. We are uncertain as to whether our future legal expenses related to the SEC’s current investigation of the Company will have a material impact on our operating expenses during the remainder of 2024, or thereafter. Additionally, we incurred higher accounting fees related to our audits and Form S-3 registration during the 2024 Period, which is partially offset by other reduced costs resulting from cost cutting measures for other professional fees during the 2024 Period.

Research and development expenses decreased slightly during the 2024 Period from the 2023 Period as the Company shifted efforts dedicated to the beta release of our proprietary StakeSeeker platform in the 2023 Period to focus on the launch of Builder+ operations as well as the further development of ChainQ, which launched in July 2024. We anticipate research and development costs to remain consistent as we continue to expand on technological solutions in the blockchain sector with a focus on cost management of our third-party development team.

Compensation and related expenses increased during the 2024 Period resulting from the addition of employee headcount during the 2024 Quarter as well as larger accruals for estimated performance bonuses for 2024. We believe our compensation expenses will increase from those reported in the 2024 Period as the Company continues to utilize non-cash equity-based compensation incentives as a core part of our compensation strategy and anticipate additional accruals for 2024 performance-based bonus incentives in future reporting periods and may bring on additional staff.

Marketing costs increased during the 2024 Period as the Company incurred costs associated with the purchase of transaction traffic to bolster Ethereum block production as part of the ramp up of Builder+ operations. The Company may have additional expenditures for transaction traffic in order to further increase Ethereum block-building activities.

The realized losses on crypto asset transactions increased during the 2024 Period as the Company sold certain crypto assets from our blockchain infrastructure operations in order to fund operating activities. The Company may realize additional gains (losses) in the future resulting from the sale of crypto assets to meet operational and cash needs.

Other Income (Expenses)

The changes in other income for the 2024 Quarter and 2024 Period were primarily attributed to the recognition of the change in unrealized appreciation on crypto assets resulting from the increase in the fair market value of the Company’s crypto assets during the 2024 Period compared to the 2023 Period and the decrease in the fair market value of the Company’s crypto assets during the 2024 Quarter. Changes in the unrealized appreciation or depreciation of crypto assets are directly influenced by the volatility in crypto markets, which can be challenging for management to predict.

Furthermore, the changes in other income for the 2024 Quarter was partially driven by the decrease in the fair value of warrant liabilities throughout the period. This non-cash expense is influenced by the value of our stock price at the end of each quarter, a factor that we cannot predict.

Net income (loss)

The decrease in net income for the 2024 Period compared to the 2023 Period is primarily attributable to larger increases in fair value of our crypto assets during the 2024 Period compared to the 2023 Period. The decrease in net loss for the 2024 Quarter compared to the 2023 Quarter is primarily attributable to the decline of crypto market prices during the 2024 Quarter, resulting in decreased values of our crypto assets and reporting of unrealized depreciation in the 2024 Quarter. We acknowledge that our net income (loss) may exhibit significant fluctuations due to the volatility in the crypto asset markets, impacting changes in the fair value of crypto assets during future reporting periods.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell (assuming an effective registration statement on Form S-3), from time-to-time, through H.C. Wainwright, shares of the Company’s Common Stock having an aggregate offering price of up to $98,767,500. From September 14, 2021 through November 12, 2024, the Company sold a total of 5,260,536 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $19,176,000 at an average selling price of $3.65 per share, resulting in net proceeds of approximately $18,548,000 after deducting commissions and other transaction costs.

As a result of the SEC’s baby shelf requirements, the Company is currently limited in its sales of Common Stock under the ATM Agreement to one-third of its public float during the 12 calendar months immediately prior to the sale. As of the filing date of this Form 10-Q, the Company would be limited in its sales under the ATM Agreement to approximately $$2,618,000 of shares.

After the expiration of the Company’s prior Form S-3, the Company filed a new Form S-3, which became effective October 4, 2024.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of September 30, 2024, the Company had approximately $254,000 of cash and working capital of approximately $25,090,000.

As of November 12, 2024, the Company had approximately $1,466,000 of cash and cash equivalents and the fair market value of the Company’s liquid crypto assets was approximately $31,548,000. The Company has no outstanding debt. The Company believes that the existing cash and liquid crypto assets held by us provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next 12 months.

Certain of our staked crypto assets may be locked up for varying durations, depending on the specific blockchain protocol, and we may be unable to unstake them in a timely manner in order to liquidate to the extent desired. Lock-up periods for our staked crypto assets range from several hours to nine months. During times of instability in the market of crypto assets, we may not be able to sell our crypto assets at reasonable prices or at all. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Cash Flows

Cash used in operating activities was approximately $2,388,000 during the 2024 Period compared to approximately $2,693,000 for the 2023 Period. The largest recurring non-cash adjustments to our operating cash flows consisted of approximately $1,888,000 in stock-based compensation as well as approximately $1,752,000 of revenue earned in native token crypto assets.

Cash provided by investing activities was approximately $531,000 during the 2024 Period compared to cash used in investing activities of approximately $186,000 for the 2023 Period. Net cash inflows from investing activities resulted from the sale of crypto assets. We anticipate similar levels of crypto assets sales in future quarters to fund operating activities.

Cash provided by financing activities was approximately $653,000 during the 2024 Period compared to approximately $1,114,000 for the 2023 Period. The cash inflows from financing activities were entirely from proceeds of Common Stock sold pursuant to the ATM Agreement. The Company plans to continue to raise proceeds from the sale of Common Stock to fund operations as needed.

Off Balance Sheet Transactions

As of September 30, 2024, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the rewards and costs associated with staking or validating transactions on blockchains and successfully building blocks on Ethereum’s blockchain, regulatory issues related to our business model, a drop in the price of our crypto assets, significant decrease in the value of our crypto assets and rewards, loss or theft of the private withdrawal keys resulting in the complete loss of crypto assets and reward, and others which are contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2023. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

BTCS Inc.

November 13, 2024	By:	/s/ Charles Allen
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

