Form 10-K
period 2024-12-31
BTCS Inc.
filed 2025-03-20
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 001-40792

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $14,739,000 based on the closing sale price on The Nasdaq Capital Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 17, 2025, there were 20,087,981 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2024.

BTCS INC.

PART I

ITEM 1. BUSINESS

BTCS Inc. (“BTCS” or the “Company”) is a Nasdaq-listed blockchain technology company focused on advancing blockchain infrastructure. Since 2014, BTCS has established itself as one of the only publicly traded U.S. companies with a primary emphasis on proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) blockchain networks. The Company’s goal is to drive scalable revenue by leveraging its robust blockchain infrastructure to develop innovative business lines that complement and enhance its core operations.

BTCS’s primary activities include Ethereum block-building (“Builder+”) and validator node operations (“NodeOps”) across PoS and dPoS networks. The Company generates native token rewards by staking the Company’s crypto assets (also referred to “cryptocurrencies”, “crypto”, “digital assets”, or “tokens”) to validator nodes (“nodes”) operated by BTCS and other third-parties. By leveraging our blockchain infrastructure, we aim to drive scalable revenue growth and strengthen our leadership in the blockchain ecosystem.

OUR BUSINESS

Blockchain Infrastructure

BTCS’s blockchain infrastructure operations underpin its participation in blockchain network consensus mechanisms and security. The Company operates a network of cloud-based validator nodes that perform essential roles in PoS and dPoS blockchain ecosystems. Validator nodes validate transactions (“attestation”) and propose new blocks for inclusion in the blockchain (“block proposal”). In return, BTCS earns native token rewards through these activities. These rewards are generated by staking (or “delegating”) BTCS’s own crypto assets and from supporting third-party delegations to BTCS nodes.

BTCS’s infrastructure currently supports a diverse range of PoS and dPoS blockchains, including Ethereum, Cosmos, Kava, Akash, Avalanche, and others as of December 31, 2024. The flexibility of BTCS’s validator operations positions the Company to adapt to emerging opportunities within the blockchain sector.

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

Ethereum Block Building – Builder+

BTCS’s Ethereum block-building operations, launched under the Builder+ brand in 2024, represent a core pillar of the Company’s blockchain infrastructure strategy. Block-building is a critical function within Ethereum’s proof-of-stake ecosystem, where Builders create and submit blocks to Validators for proposal, validation, and inclusion in the blockchain. A Builder selects and organizes transactions from Ethereum’s transaction pool, known as the mempool, strategically assembling blocks to maximize the value of included transactions. Builders compete to purchase block space and have their blocks selected by Validators, who propose them to the network for consensus, resulting in the block’s verification and addition to the blockchain.

Builder+ optimizes this process by leveraging advanced algorithms to construct high-value blocks. By analyzing the mempool, Builder+ identifies transactions with the highest gas fees and assembles them into blocks designed to maximize gross gas fee revenue. Builder+’s logic also aims to minimize the costs to acquire block space (“Validator Payments”) required to secure block inclusion, ensuring an efficient and scalable approach. This has positioned Builder+ as a significant driver of BTCS’s growth, enabling the Company to capture value from Ethereum’s transaction fee market.

While Builder+ currently operates exclusively on Ethereum, it has been designed to expand to other blockchain networks, aligning with BTCS’s long-term strategy of diversification. By combining cutting-edge technology with its blockchain infrastructure expertise, BTCS seeks to capture an increasing share of the Ethereum Builder market. The platform’s 2024 performance demonstrated its potential as a scalable revenue driver, and BTCS believes Builder+ will play a key role in its future growth.

Staking-as-a-Service - NodeOps

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

As a non-custodial Validator operator and StaaS provider, BTCS charges a validator node fee (“Validator Fee”), which is calculated as a percentage of the crypto asset rewards earned on crypto assets delegated to its node, creating the opportunity for potential scalable revenue and business growth with limited additional costs. This fee is broadcast by the Validator to the network and publicly available. Both the crypto reward paid to the Delegator and the crypto fee paid to the Validator are distributed by the blockchain network. These Validator Fees in the dPoS network encourage validators to participate in the network and thereby help to secure and decentralize the network.

A StaaS provider maintains a ministerial role in validating transactions on a given dPoS network on behalf of its Delegators by: (1) arranging transactions using open-source software to stake the relevant crypto assets; (2) monitoring the nodes it is operating to ensure the computers remain online to validate transactions; and (3) verifying transactions on the network when required.

As a StaaS provider, BTCS does not take custody of or pool Delegator crypto assets or Delegator crypto rewards (i.e. BTCS does not take possession of users’ private keys or cryptocurrency assets) at any time during the delegation process. The rewards earned on delegated crypto assets are sent directly to Delegators by the respective blockchain network and are never in BTCS’s possession. Therefore, BTCS does not obtain custody or facilitate transfers of any third-party crypto assets in its role as a Validator or StaaS provider.

ChainQ

BTCS has developed ChainQ, an AI-powered blockchain data and analytics platform designed to increase transparency and accessibility in the blockchain ecosystem. Currently in beta, ChainQ indexes public blockchain data from BTCS’s operations, providing an intuitive platform for users to explore and analyze on-chain activity.

StakeSeeker Discontinuation

As of December 27, 2024, BTCS discontinued its StakeSeeker platform to focus its resources on Builder+ and validator node operations.

Custody and Key Storage

BTCS prioritizes the secure custody of its crypto assets. The Company primarily stores its assets in cold wallets, which are offline and encrypted, ensuring maximum protection against potential breaches. BTCS aims to maintain less than 0.1% of its crypto assets on crypto exchanges at any given time, except during necessary transfers between wallets and exchanges to support purchase or sale activities. Occasionally, we may use hot wallets or move crypto assets to exchanges for operational or transactional requirements. Additionally, we regularly transfer crypto assets to more secure cold wallets when appropriate. As of December 31, 2024, 98% of BTCS’s crypto assets were held in cold storage wallets and the remaining crypto assets were held in other storage wallets, including hot wallets.

The Company currently does not maintain any insurance policies that provide coverage for potential losses of crypto assets in cases of theft, lost keys, or any other events that might lead to the loss of private keys or crypto assets held within our secure digital wallets.

Our cold wallet private keys are protected through multiple redundant security measures, industry-standard key sharding protocols, encryption, and geographically distributed offline encrypted key storage in secured facilities and restricted access protocols. We believe this multi-layered approach ensures the utmost security for our crypto assets.

Our approach of prioritizing the self-custody of our crypto assets minimizes exposure to risks associated with centralized platforms and third-party failures.

INDUSTRY AND MARKET OVERVIEW (CRYPTO ASSET AND BLOCKCHAIN TECHNOLOGIES)

Blockchain and Cryptocurrencies

Blockchain technology is a decentralized, encrypted ledger system designed to securely store and verify data without the need for intermediaries. It has been widely adopted across industries due to its ability to enhance transparency, security, and efficiency in processes that traditionally relied on centralized systems. Blockchain technology underpins crypto assets, a class of digital assets that includes cryptocurrencies, which can function as a medium of exchange, store of value, or unit of account, as well as enable non-financial applications such as smart contracts, tokenized assets, and decentralized applications (dApps).

The global adoption of blockchain technology has grown significantly in recent years, fueled by advancements in infrastructure, increasing institutional interest, and the development of next-generation use cases. Beyond cryptocurrencies, blockchain technology is being explored in sectors such as finance, healthcare, supply chain, governance, and digital identity management. These innovations have the potential to transform traditional industries, offering efficiencies and capabilities not achievable with legacy systems.

Cryptocurrencies and Proof-of-Stake Ecosystems

Cryptocurrencies operate on blockchain networks using cryptographic protocols to secure transactions and manage decentralized ledgers. These networks rely on nodes, which are computers participating in the network, to validate and record transactions. A distinguishing feature of cryptocurrencies is their ability to enable secure peer-to-peer transactions without requiring a trusted intermediary, such as a financial institution or government.

Unlike proof-of-work (“PoW”) networks, which require significant energy resources to validate transactions, PoS) and dPoS networks utilize an efficient consensus mechanism that relies on validators staking their crypto assets to secure the network. Validators, such as those operated by BTCS, play a critical role in maintaining the integrity of these networks by validating transactions and proposing new blocks for inclusion in the blockchain.

PoS ecosystems have gained substantial traction due to their energy efficiency, scalability, and ability to support diverse applications, including decentralized finance (DeFi), non-fungible tokens (NFTs), and other blockchain-based innovations. Ethereum’s transition to PoS in 2022 further solidified its position as a leading blockchain for smart contracts and decentralized applications. This evolution has also driven the development of new roles within the ecosystem, such as Builders, who optimize and propose blocks for on-chain validation, creating new opportunities for revenue generation.

Advantages and Risks of Crypto Assets

Crypto assets offer numerous advantages over traditional fiat currencies and legacy systems, including:

●	Fraud deterrence, as digital assets cannot be counterfeited or arbitrarily reversed by a sender.
●	Immediate settlement of transactions without intermediaries.
●	Lower transaction fees and reduced counterparty risk.
●	Enhanced security through cryptographic protocols, preventing double spending and identity theft.
●	Accessibility to anyone with internet access, fostering financial inclusion.
●	Decentralized governance, removing reliance on central authorities.

However, these advantages come with unique risks and challenges. The sector remains highly volatile, with market prices subject to significant fluctuations. Regulatory uncertainty, evolving legal frameworks, and the nascent stage of the technology introduce risks to businesses operating within this environment. Additionally, scalability and interoperability remain critical areas for improvement to meet growing demand.

Current State of the Blockchain Industry and Market Outlook

As of the end of 2024, the blockchain and cryptocurrency industry continued to mature, with increased institutional participation, technological advancements, and regulatory scrutiny shaping its trajectory. The adoption of PoS networks has accelerated, driven by the demand for sustainable and scalable blockchain infrastructure. Innovations such as Ethereum’s ecosystem of Builders, Relays, and Validators have created new opportunities for value creation, aligning with BTCS’s core operations.

In the future, the industry is expected to see continued integration of blockchain technology across traditional industries, advancements in Layer 2 scaling solutions, and broader adoption of decentralized finance and tokenized assets. Layer 2 solutions are designed to improve the efficiency of blockchain networks by processing transactions off the main blockchain (Layer 1) while still benefiting from its security. This helps reduce congestion and lower transaction costs, making blockchain applications more scalable.

BTCS is strategically positioned to benefit from these trends through its focus on blockchain infrastructure, especially regarding Ethereum block-building and validator node operations, ensuring its ability to capitalize on the evolving market landscape.

Business Profile and Risks

Operating within the blockchain and crypto asset industry exposes BTCS to unique risks and challenges associated with an emerging and rapidly evolving sector. The prices of crypto assets have experienced significant volatility, often driven by speculative activity, evolving technology, and shifting regulatory landscapes. This volatility may reflect “bubble-like” dynamics, where prices are influenced by rapidly changing investor sentiment, media coverage, or manipulation, rather than fundamental factors.

Additionally, the blockchain and crypto asset sector operates within an environment of regulatory uncertainty, with potential changes in laws or enforcement actions posing risks to businesses across the ecosystem. Fraudulent actors, technological vulnerabilities, and scalability limitations further contribute to the inherent risks of this untested strategic direction.

BTCS acknowledges these risks and remains committed to mitigating them through disciplined operational practices, robust technology infrastructure, and proactive engagement with emerging regulatory frameworks. Despite these challenges, the Company believes that its focus on blockchain infrastructure, including Ethereum block-building and validator node operations, positions it to capitalize on the transformative potential of blockchain technology while navigating the associated risks.

Government Oversight

Blockchain networks are a relatively new technological innovation and the regulatory schemes to which crypto assets and their blockchain networks are or may be subject, including both the interpretation and applicability of existing laws and regulations and the potential establishment of new laws and regulations, have not been fully explored or developed.

President Trump’s administration’s approach to the regulatory environment for cryptocurrency and blockchain is expected to usher in significant changes, characterized by a more favorable stance towards these emerging technologies. With the appointment of a crypto-friendly chairman at the SEC and the establishment of a dedicated AI and Crypto Czar, the administration has indicated a commitment to fostering innovation and reducing regulatory burdens. This shift may lead to a reconsideration of existing regulations and potentially introduce new frameworks that support the growth of blockchain networks and crypto assets. However, while these changes are promising, the exact nature and extent of the regulatory adjustments remain uncertain, necessitating ongoing vigilance and adaptation by industry participants to comply with evolving legal requirements.

Throughout 2024 and early 2025, then Chairman Gensler maintained an aggressive regulatory stance toward cryptocurrency businesses, continuing his position that most cryptocurrency entrepreneurs operate outside regulatory compliance. Prior to President Trump taking office, actions taken by the SEC, including enforcement actions brought against crypto asset companies with a focus on custodial staking, demonstrate the SEC’s position that many, if not most, crypto assets may be securities and therefore reflect the reality that we could face increased government regulation and oversight as our industry and government treatment of the crypto assets on which our operations are based continue to evolve. The SEC Enforcement Division has taken action against crypto asset focused enterprises, and if the interpretations of federal securities laws are further expanded to apply to the Company, it would adversely affect the Company’s future acquisition of crypto assets by limiting the amount of crypto asset securities (“Digital Securities”) it may acquire, potentially limiting or precluding the use of its blockchain infrastructure and other operations, and creating increased compliance and legal costs. We continue to monitor legislative matters related to our industry.

Because of the foregoing or other regulatory developments, in the future, before we acquire or transact in crypto assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or other type of security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel, and we cannot guarantee that such review will conclusively determine the proper classification of any particular crypto asset. Because we must stay under the requirement under Investment Company Act of 1940 (the “1940 Act”) that no more than 40% of our assets (excluding cash items) constitute investment securities to avoid being deemed an investment company, we will limit the amount of Digital Securities we acquire.

The Company may acquire additional crypto assets and continues to develop and expand upon its Builder+ operations and ChainQ platform to enable it to offer a wider range of functions and availability for use with a greater variety of crypto assets. The Company currently owns and plans to expand its crypto asset holdings, both through staking its existing crypto asset holdings on PoS blockchain networks and potentially through other means. To avoid being inadvertently classified as an investment company under the 1940 Act, we actively focus, in consultation with legal counsel, on ensuring that our ownership of assets that are not considered securities under the 1940 Act always exceed 60% of our total assets, excluding cash items. As a matter of practice, the Company typically targets maintaining in excess of 60% of the Company’s total assets (excluding cash and government securities) in Ethereum, though this target may be adjusted based on market conditions and regulatory developments. Therefore, to the extent the SEC identified all other crypto assets held by the Company excluding Ethereum as securities, the Company would still not meet the definition of an “investment company” under Section 3(a)(1)(C) of the 1940 Act. By doing so, we can avoid being subject to the regulatory requirements and oversight that apply to investment companies.

The Company has conducted a detailed legal analysis which has led us to determine that certain crypto assets that are identified as securities by the SEC should not materially impact our business, financial condition, and results of operations, though this determination is subject to change based on evolving regulatory guidance and enforcement actions. Provided, however, if over 40% of our assets are considered securities, excluding cash, we may be considered a 1940 Act company (see Risk Factors on page 14 herein). Further, the aforementioned assessments are risk-based judgments and not a legal standard or determination binding on any regulatory body or court. To the extent a regulatory body or court finds that our conclusions are incorrect, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

In addition to the securities laws and investment company considerations, as our business model and operations continue to evolve, including, Builder+, and ChainQ, we are subject to and must comply with an expanding framework of laws and regulations, including comprehensive data privacy laws (such as the American Data Privacy Protection Act, as amended), enhanced cybersecurity requirements, consumer protection standards, and evolving financial services regulations. For example, to the extent we collect, analyze, distribute, or otherwise use data concerning individuals or entities and their holdings and transactions, we are subject to various data privacy and security laws and regulations in the United States and other jurisdictions, including but not limited to the American Data Privacy Protection Act, state privacy laws, and international regulations such as GDPR, which impose specific requirements on the handling of personal data. In general, these laws require disclosure and preventative measures designed to protect users from unauthorized access or disclosure of their personal information, and impose fines and sanctions for failure to comply with their requirements. On the other hand, because transactions in crypto assets often provide a reasonable degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of crypto platforms and operations such as ours, and there is the possibility that regulators could close crypto platforms or other crypto asset-related technology and infrastructure with little or no notice or opportunity for challenge, and prevent users of custodial platforms from accessing or retrieving crypto assets held on or connected to such platforms or infrastructure. For example, lawmakers and regulators have in recent years expressed views that government oversight is needed, including with a view to curtailing the use of crypto asset use for malign and illegal activities.

The regulatory landscape for crypto assets continues to evolve rapidly across different jurisdictions, and we may become subject to new laws and regulations that could materially affect our business operations, compliance obligations, and financial performance. For a comprehensive discussion of the risks that existing and future regulations pose to our business, including specific regulatory developments that may materially affect our operations, see Risk Factors beginning on page 14 of this Annual Report.

COMPETITION

BTCS operates in a highly competitive and rapidly evolving industry, facing challenges from various companies and sectors, each leveraging different strengths to compete in blockchain infrastructure, data analytics, and staking services. The competitive landscape is broad and includes the following key areas:

●

Exchange-Based Companies: Cryptocurrency exchanges offering both custodial and non-custodial staking solutions, as well as blockchain infrastructure and data analytics services, present significant competition. Exchanges often benefit from extensive customer bases, allowing them to integrate staking services seamlessly and expand into blockchain infrastructure operations. Their substantial financial and technical resources further enable them to enhance existing offerings and enter new markets.

●

Crypto Asset-Focused Companies and Node Operators: Companies specializing in crypto asset staking and validator node operations directly compete with BTCS’s non-custodial staking services. Key competitors in this space include Blockdaemon, Allnodes, Kiln, Everstake, Figment, P2P, Foundry, Stakin, and Stakefish. These competitors typically operate at scale and leverage established networks to attract Delegators and strengthen their market position.

●

Ethereum Block Builders and Relay Providers: The Ethereum block-building ecosystem is highly competitive, with Builders and relay providers vying for market share. Builder+ faces competition from established Builders such as Beaverbuild, Titan Builder, Rsync, Flashbots, and others. These competitors may possess more extensive infrastructure, data access, and operational efficiencies, providing them with an advantage in the race to optimize block construction.

●

Analytic Services Providers: Companies offering crypto asset portfolio management and on-chain analytics, such as CoinTracker, Koinly, CoinLedger, and Rotki, compete with analytics platforms like ChainQ. These competitors often focus on ease of use and advanced data aggregation, appealing to a wide range of users.

●

On-Chain Blockchain Data Providers: Companies like Chainalysis and Elliptic provide accessible on-chain data and insights for crypto assets, directly competing in the space of blockchain analytics and data services. Their established brand recognition and user-friendly tools position them as strong rivals.

●

Traditional Financial Service and Data Analytics Firms: Established financial institutions and data analytics firms serving traditional markets pose a potential threat as they expand into crypto asset custody, staking, and analytics. Leveraging extensive resources, market presence, and expertise, these firms could quickly develop competitive offerings in the blockchain space.

●

New Entrants and Industry Consolidation: The potential for new entrants, as well as consolidation through mergers and alliances, presents ongoing competitive challenges. Consolidation can strengthen the positions of existing competitors by pooling resources and broadening capabilities.

Many of BTCS’s current and potential competitors benefit from significant advantages, including greater financial resources, longer operational histories, larger teams, established brand recognition, and broader user bases. These competitors are also often privately held, enabling them to operate without the regulatory and reporting burdens associated with being a publicly traded company. This allows them to deploy resources more flexibly and develop solutions more rapidly than BTCS.

Despite these challenges, BTCS’s strategic focus on Ethereum block-building and blockchain infrastructure provides opportunities to differentiate its offerings. By leveraging its expertise in proof-of-stake ecosystems, innovative Builder+ operations, and a non-custodial staking model, BTCS aims to navigate the competitive landscape and capture value in the rapidly growing blockchain industry.

ASSETS

The Company’s primary assets consist of its crypto assets and cash as well as its human capital and intellectual property noted below.

INTELLECTUAL PROPERTY AND TRADE SECRETS

BTCS relies on proprietary technology and intellectual property, which are critical to its blockchain infrastructure operations and strategic initiatives. These include the development efforts and operation of validator nodes, block builders through Builder+, and ChainQ, as well as the Company’s proprietary tools and systems that enable efficient and secure operations.

The Company protects its intellectual property and trade secrets through a combination of trademark, domain name, and trade secret laws, alongside confidentiality and licensing agreements with employees, contractors, consultants, and other third parties. These measures safeguard BTCS’s proprietary technology, internal processes, and brand equity, enabling the Company to maintain its competitive edge in blockchain infrastructure and Ethereum block-building.

HUMAN CAPITAL / EMPLOYEES

As of December 31, 2024, we had seven employees, all of whom work full-time, none of which are covered by a collective bargaining agreement. We engage third-party contractors and consultants on an as-needed basis.

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

GROWTH STRATEGY

BTCS aims to grow revenue and margins by scaling Ethereum block-building under Builder+ and expanding NodeOps. This strategy focuses on three key objectives: (1) enhancing its technology stack, (2) increasing Builder+ order flow, and (3) gaining more control over block space. These initiatives are essential for strengthening BTCS’s position in blockchain infrastructure and ensuring long-term success.

Enhancing the Technology Stack to Match or Surpass Competitors

As competition intensifies in block-building and validator operations, BTCS is prioritizing continuous improvements to its technology stack to optimize efficiency, scalability, and execution. Enhancing Builder+ requires refining block optimization algorithms, strengthening infrastructure resilience, and improving transaction execution speed to compete with leading Builders. Similarly, BTCS is investing in validator performance optimization within its NodeOps operations to maximize staking efficiency and network participation. By staying at the forefront of technological advancements, BTCS aims to improve margins and maintain a competitive edge in an evolving industry.

Boosting Order Flow to Builder+

Builder+ operates within a highly competitive environment where access to order flow directly impacts revenue generation and margins. BTCS is focused on expanding its role in Ethereum’s transaction cycle by actively pursuing strategic partnerships, network integrations, and ecosystem participation that increase order flow to Builder+. By increasing the number of transactions processed, BTCS aims to enhance its ability to optimize block construction, capture more MEV opportunities, and improve overall Builder+ profitability.

Increasing Control Over Block Space

A crucial aspect of BTCS’s strategy is expanding its influence over block space. Greater control over block production enables the Company to better optimize gas fee revenue, manage Validator Payments, and refine transaction selection strategies. BTCS plans to scale Builder+ block production, develop strategies to strengthen its position in the block-building ecosystem, and further integrate into the broader blockchain infrastructure. These efforts are designed to increase revenue and improve revenue predictability, transaction efficiency, and long-term sustainability.

BTCS is committed to executing these strategic initiatives in 2025 and beyond, positioning itself as a leader in blockchain infrastructure by leveraging its Builder+ operations, validator expertise, and continuous technological innovation.

CAPITALIZATION

The following table details the Company’s capitalization as of March 17, 2025.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	20,087,981
Restricted Common Stock (Not Vested) (1)	1,299,801
Options to Purchase Common Stock (weighted average exercise price of $2.22)	2,729,568
Warrants to Purchase Common Stock (weighted average exercise price of $11.50)	712,500
Total Common Shares Diluted	23,530,049
Series V Preferred Stock (non-convertible)	14,934,937
Restricted Series V Preferred Stock (non-convertible) (2)	1,069,801

(1) As of March 17, 2025, a total of 1,170,834 shares of restricted common stock remain subject to forfeiture, contingent upon the achievement of specified market capitalization thresholds within the applicable performance measurement period. Of these, 316,668 shares are also subject to time-based vesting conditions, requiring continued service over the vesting period. Additionally, 128,967 shares are subject to time-based vesting conditions, requiring continued service over the vesting period. If these conditions are not satisfied, the applicable restricted shares will be forfeited and returned to the Company.

(2) As of March 17, 2025, a total of 1,020,834 shares of restricted Series V preferred stock remain subject to forfeiture, contingent upon the achievement of specified market capitalization thresholds within the applicable performance measurement period. Of these, 166,668 shares are also subject to time-based vesting conditions, requiring continued service over the vesting period. Additionally, 48,967 shares are subject to time-based vesting conditions, requiring continued service over the vesting period. If these conditions are not satisfied, the applicable restricted shares will be forfeited and returned to the Company.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements, including our liquidity, potential for Builder+ to drive revenue growth, our belief that our blockchain infrastructure efforts will form the core growth for our business, including but not limited to Builder+, and ChainQ, plans to expand our PoS operations, growth opportunities for the Company, our belief regarding blockchain, expected increase in our revenues and gross margins and future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are subject to various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; virtual and cyber threats to our directors, officers, and employees; and threats to the security of our infrastructure and assets. To mitigate the threats to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors, and have integrated these processes into our overall risk management systems and processes. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make investments as may be required to maintain the security of our data and cybersecurity infrastructure. While we cannot guarantee complete effectiveness of our cybersecurity measures despite our best efforts and continuous monitoring, we believe that the Company’s sustained investment in people and technologies has contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises.

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

Risk Management and Strategy

Our cybersecurity risk management program (“cybersecurity program”) is designed and assessed by leveraging the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), customized to align with our entity size, risk profile, and industry best practices. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program is an integral part of our broader Enterprise Risk Management (ERM) framework and business continuity efforts. By incorporating cybersecurity into our overall risk assessment and management processes, we aim to address interconnected risks that could impact critical operations, systems, and assets. This alignment allows us to proactively evaluate and prioritize cybersecurity risks in the context of broader organizational objectives and resilience planning, ensuring a comprehensive approach to safeguarding the Company’s infrastructure and stakeholders.

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

Governance

Our senior management team, led by our Chief Financial Officer and Chief Operating Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Our Audit Committee considers cybersecurity risks and other information technology risks as part of its risk oversight function and evaluates our risk assessment and management policies, including periodic discussions with our senior officers. In addition, management updates the Board of Directors, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Our Audit Committee also meets at least quarterly with our independent registered accounting firm and communicates with them regarding any cybersecurity-related risks.

ITEM 2. PROPERTIES.

As of the date of this report, the Company did not have any owned or leased properties.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. As of the filing date of this report, to our knowledge, there are no material, active or pending legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is listed and traded on the Nasdaq Stock Market under the symbol “BTCS”. The last reported sale price of our Common Stock on March 17, 2025 was $1.91.

HOLDERS

As of March 17, 2025, there were 180 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to those unregistered securities previously disclosed in reports filed with the SEC, during the year ended December 31, 2024, we issued securities without registration under the Securities Act of 1933 (the “Securities Act”), as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Non-Employee Directors (1)	March 31, 2024	14,206 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	June 30, 2024	25,781 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	September 30, 2024	32,328 shares of restricted stock	Compensation for services
Non-Executive Employees	December 12, 2024	12,500 shares of restricted stock	Performance awards
Non-Employee Directors (1)	December 31, 2024	15,183 shares of restricted stock	Compensation for services

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to an accredited investor and there was no general solicitation.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Risk Factors and elsewhere in this report. When we refer to the “Fiscal 2025”, “Fiscal 2024” and the “Fiscal 2023” we are referring to the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

COMPANY OVERVIEW

BTCS Inc., a Nasdaq-listed U.S.-based blockchain technology company, focuses on advancing blockchain infrastructure. With a primary emphasis on the Ethereum network, BTCS drives scalable growth through block-building and validator node operations, leveraging advanced technology and robust operational expertise.

Blockchain Infrastructure

BTCS’s blockchain infrastructure center on supporting the validation of transactions and securing proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) blockchain networks. The Company manages a network of cloud-based validator nodes that perform essential network functions, including transaction validation (“attestation”) activities and proposing new blocks. Through these activities, BTCS earns native token rewards by staking its own crypto assets on validator nodes operated by BTCS and third parties.

Our evaluation of blockchain networks involves comprehensive due diligence procedures, including assessments of blockchain quality, reward potential, and the technical challenges associated with running validator nodes. Criteria for assessing blockchain quality encompass factors such as i) market and on-chain statistics, ii) liquidity, iii) potential blockchain utility, iv) history and milestones, v) growth and development roadmap, vi) use cases, vii) community interest, viii) quality of documentation, ix) decentralization, and x) any other publicly available information. This process ensures BTCS focuses on high-potential blockchain networks while mitigating technical and operational risks.

Ethereum Block Building – Builder+

A central focus of BTCS’s current operations is its Ethereum block-building initiatives under Builder+, which commenced operations in 2024. Through Builder+ we purchase block space and leverage advanced algorithmic processes to construct blocks for on-chain validation. The goal of Builder+ is to maximize gas fee revenue by optimizing the contents and structure of each block. The Company aims to maximize the value of gas fees earned by increasing the number of blocks we purchase while minimizing the payments to validators required for purchasing block space.

Builder+ has rapidly become a key driver of BTCS’s revenue growth, leveraging its scalable and efficient technology to expand its operational footprint within the Ethereum ecosystem. While Builder+ currently operates exclusively on Ethereum, its flexible design enables potential adaptation to other blockchain networks, aligning with BTCS’s vision to diversify its infrastructure operations over time.

Staking-as-a-Service – NodeOps

BTCS operates a non-custodial Staking-as-a-Service (“StaaS”) business model that enables crypto asset holders to participate in network consensus mechanisms by staking and delegating to BTCS-operated validator nodes. As a non-custodial validator operator, the Company receives a percentage of a crypto asset holders’ staking rewards generated as a validator node fee, for our ministerial role in hosting the validator node. This creates an opportunity for scalable revenue and business growth with limited additional costs. The Company’s StaaS strategy provides a more accessible and cost-effective alternative for crypto asset holders to participate in blockchain networks’ consensus mechanisms, promoting the growth and adoption of blockchain technology.

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

The following table details the blockchain networks on which BTCS operates nodes that support third-party delegations as part of our staking-as-a-service operations, including the amount of third-party crypto assets delegated to our non-custodial validator nodes, as of December 31, 2024.

Blockchain Network	Validator Fee Percentage %	Delegated Crypto Assets (Native Tokens)	Delegated Crypto Assets ($USD)
Cosmos	5%	94,000 ATOM	$580,248
Akash	5%	172,000 AKT	$479,121
Kava	5%	20,000 KAVA	$8,947
Avalanche	5%	300 AVAX	$10,665
Total			$1,078,981

Supporting Platforms: ChainQ

To complement our core blockchain infrastructure, BTCS has developed “ChainQ,” an AI-powered blockchain data and analytics platform designed to increase accessibility and transparency within the blockchain ecosystem. Currently in beta, ChainQ simplifies on-chain data access and analysis for cryptocurrency holders, delivering deeper insights into blockchain activity. By indexing public data from our blockchain infrastructure operations, ChainQ provides an intuitive platform for exploring on-chain data.

As of December 27, 2024, BTCS has discontinued its StakeSeeker platform to focus on Builder+ and NodeOps, reflecting the Company’s strategic emphasis on scalable blockchain infrastructure.

CRYPTO ASSETS

The tables below detail BTCS’s quarterly crypto assets holdings as of the end of each fiscal quarter from the fourth quarter of Fiscal 2023 through the end of Fiscal 2024.

Crypto Assets Held at the End of the Following Calendar Quarters:

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	7,815	7,868	7,935	7,978	9,060
Cosmos (ATOM)	270,098	281,264	293,886	307,489	322,547
Solana (SOL)	7,845	7,964	6,821	6,936	7,038
Avalanche (AVAX)	17,842	17,842	18,510	18,510	19,085
Axie Infinity (AXS)	60,552	65,932	71,704	77,500	83,546
NEAR Protocol (NEAR)	80,267	80,981	82,867	84,748	86,650
Akash (AKT)	119,071	123,646	129,891	136,042	142,090
Kusama (KSM)	7,313	7,796	8,074	8,362	8,440
Kava (KAVA)	345,394	351,685	358,318	365,364	372,126
Polkadot (DOT)	8,650	9,010	9,386	9,784	9,904
Rocket Pool (RPL)	-	-	-	584	599
Polygon (POL fka MATIC)	506,010	512,241	518,554	525,405	-
Cardano (ADA)	265,254	266,543	268,582	270,264	-
Mina (MINA)	90,017	92,897	95,777	96,497	-
Tezos (XTZ)	26,174	26,492	26,845	27,440	-
Evmos (EVMOS)	345,777	357,203	364,037	367,358	-
Band Protocol (BAND)	992	992	992	992	-
Oasis Network (ROSE)	2,647,629	2,663,766	-	-	-

Fair Market Value of Crypto Assets at the End of the Following Calendar Quarters:

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	17,829,264	28,700,380	27,235,107	20,767,299	30,198,638
Cosmos (ATOM)	2,860,870	3,455,299	1,975,032	1,452,240	1,995,181
Solana (SOL)	796,327	1,613,543	999,138	1,058,786	1,329,855
Avalanche (AVAX)	687,713	964,888	542,525	513,465	678,454
Axie Infinity (AXS)	535,546	726,572	434,956	390,911	517,820
NEAR Protocol (NEAR)	293,204	591,162	438,780	448,572	424,934
Akash (AKT)	291,574	592,956	466,154	376,836	396,659
Kusama (KSM)	329,353	377,395	191,929	167,245	277,773
Kava (KAVA)	301,429	374,932	158,376	131,275	164,889
Polkadot (DOT)	70,879	86,858	58,218	43,406	65,701
Rocket Pool (RPL)	-	-	-	6,702	6,779
Polygon (POL fka MATIC)	491,138	514,187	290,027	208,271	-
Cardano (ADA)	157,615	173,350	105,270	100,930	-
Mina (MINA)	122,007	115,192	51,720	53,749	-
Tezos (XTZ)	26,379	37,118	21,296	19,309	-
Evmos (EVMOS)	43,886	28,612	11,249	7,310	-
Band Protocol (BAND)	2,174	2,223	1,221	1,216	-
Oasis Network (ROSE)	363,571	366,108	-	-	-
Total	25,202,929	38,720,775	32,980,998	25,747,522	36,056,683
QoQ Change	53%	54%	-15%	-22%	40%
YoY Change	101%	101%	70%	56%	43%

Prices of Crypto Assets at the End of the Following Calendar Quarters:*

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	$2,281	$3,648	$3,432	$2,603	$3,333
Cosmos (ATOM)	10.59	12.28	6.72	4.72	6.19
Solana (SOL)	102	203	146	153	189
Avalanche (AVAX)	38.54	54.08	29.31	27.74	35.55
Axie Infinity (AXS)	8.84	11.02	6.07	5.04	6.20
NEAR Protocol (NEAR)	3.65	7.30	5.30	5.29	4.90
Akash (AKT)	2.45	4.80	3.59	2.77	2.79
Kusama (KSM)	45.04	48.41	23.77	20.00	32.91
Kava (KAVA)	0.87	1.07	0.44	0.36	0.44
Polkadot (DOT)	8.19	9.64	6.20	4.44	6.63
Rocket Pool (RPL)	-	-	-	11.47	11.32
Polygon (POL fka MATIC)	0.97	1.00	0.56	0.40	-
Cardano (ADA)	0.59	0.65	0.39	0.37	-
Mina (MINA)	1.36	1.24	0.54	0.56	-
Tezos (XTZ)	1.01	1.40	0.79	0.70	-
Evmos (EVMOS)	0.13	0.08	0.03	0.02	-
Band Protocol (BAND)	2.19	2.24	1.23	1.23	-
Oasis Network (ROSE)	0.14	0.14	-	-	-

* The prices have been rounded to the nearest whole dollar for prices above $100

The tables below detail BTCS’s quarterly crypto assets earned during each of the following quarters:

Crypto Asset Rewards

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	67	65	72	65	59
Cosmos (ATOM)	13,314	11,166	12,565	13,603	15,175
Axie Infinity (AXS) *	4,967	5,381	5,772	5,796	6,048
Akash (AKT)	3,337	4,575	6,246	6,151	5,771
Solana (SOL) *	93	119	139	97	64
Avalanche (AVAX)	18	-	668	-	569
NEAR Protocol (NEAR) *	1,200	714	1,886	1,881	1,960
Kava (KAVA)	17,532	6,292	6,632	7,046	7,174
Kusama (KSM)	67	10	279	288	75
Polygon (POL fka MATIC) *	6,462	6,230	6,314	6,851	1,575
Polkadot (DOT) *	366	360	376	398	110
Rocket Pool (RPL)	-	-	-	-	14
Tezos (XTZ) *	414	318	354	594	88
Mina (MINA)	5,760	2,880	2,880	720	-
Oasis Network (ROSE)	21,029	16,137	10,431	-	-
Cardano (ADA) *	503	1,289	2,039	1,683	-
Evmos (EVMOS) *	30,084	11,426	6,834	3,321	-

* All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from Ethereum block-building through Builder+

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	-	11	23	152	700

Fair Market Value of Crypto Asset Rewards Earned Recognized as Revenue

The following table summarizes the revenues earned from the Company’s operations by revenue segment during the following calendar quarters:

Revenue by Segment

	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Total revenue from blockchain infrastructure staking activities through NodeOps	$326,125	$418,353	$485,340	$334,654	$381,958
Total revenue from Ethereum block-building through Builder+	-	33,033	75,852	404,503	1,939,825
Total revenue	$326,125	$451,386	$561,192	$739,157	$2,321,783

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue in each respective segment during the following calendar quarters:

Revenue from blockchain infrastructure staking activities through NodeOps

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	$131,903	$188,078	$241,588	$180,487	$182,289
Cosmos (ATOM)	116,726	121,074	104,580	69,534	95,552
Axie Infinity (AXS) *	34,595	48,322	36,379	29,236	37,711
Akash (AKT)	5,341	18,746	26,740	17,763	18,043
Solana (SOL) *	3,620	15,372	21,353	14,414	11,071
Avalanche (AVAX)	714	-	18,491	-	20,764
NEAR Protocol (NEAR) *	1,834	4,422	12,500	8,802	10,733
Kava (KAVA)	13,033	5,252	4,305	2,508	3,198
Kusama (KSM)	1,193	474	8,108	5,782	1,382
Polygon (POL fka MATIC) *	5,143	5,731	3,758	2,716	523
Polkadot (DOT) *	1,999	2,957	2,619	1,980	465
Rocket Pool (RPL)	-	-	-	-	170
Tezos (XTZ) *	337	368	338	419	57
Mina (MINA)	4,818	3,646	2,439	319	-
Oasis Network (ROSE)	1,688	2,218	1,036	-	-
Cardano (ADA) *	252	753	837	628	-
Evmos (EVMOS) *	2,929	940	269	66	-
Total revenue from blockchain infrastructure staking activities through NodeOps	$326,125	$418,353	$485,340	$334,654	$381,958

* All or a portion of revenue earned from staking to third-party validator nodes

Revenue from Ethereum block-building through Builder+

Asset	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 Q4
Ethereum (ETH)	$-	$33,033	$75,852	$404,503	$1,939,825
Total revenue from Ethereum block-building through Builder+	$-	$33,033	$75,852	$404,503	$1,939,825

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The following tables reflect our operating results for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,		$ Change	% Change
	2024	2023	2024	2024

Revenues
Blockchain infrastructure revenues (net of fees)	$4,073,518	$1,339,628	$2,733,890	204%
Total revenues	4,073,518	1,339,628	2,733,890	204%

Cost of revenues
Blockchain infrastructure costs	3,127,509	359,778	$2,767,731	769%
Gross profit	946,009	979,850	(33,841)	(3)%

Operating expenses:
General and administrative	1,672,276	1,450,724	$221,552	15%
Research and development	755,813	687,288	68,525	10%
Compensation and related expenses	6,598,348	2,542,336	4,056,012	160%
Marketing	80,993	12,153	68,840	566%
Realized (gains) losses on crypto asset transactions	767,375	604,269	163,106	27%
Total operating expenses	9,874,805	5,296,770	4,578,035	86%

Other income (expenses):
Change in unrealized appreciation (depreciation) on crypto assets	7,683,772	12,135,648	$(4,451,876)	(37)%
Change in fair value of warrant liabilities	(54,150)	-	(54,150)	100%
Other income	28,000	-	28,000	100%
Total other income (expenses)	7,657,622	12,135,648	(4,478,026)	(37)%

Net income (loss)	$(1,271,174)	$7,818,728	$(9,089,902)	(116)%

Revenues

For the year ended December 31, 2024, revenue increased to approximately $4,073,000 compared to approximately $1,340,000 in 2023, primarily driven by the expansion of Builder+ operations. Builder+ contributed approximately $2,453,000 in revenue in 2024, while NodeOps revenue grew to approximately $1,620,000.

The significant increase in revenue during Fiscal 2024 was primarily due to the launch and scaling of BTCS’s Ethereum block-building operations under Builder+, which resulted in a substantial increase in block rewards earned. Additionally, higher market prices for crypto assets during Fiscal 2024 contributed to the increased fair value of crypto asset rewards earned from both staking (NodeOps) and block-building (Builder+). While we anticipate continued growth in the number of block rewards and staking rewards earned, crypto asset market volatility may impact the fair value of rewards earned and recognized in future periods.

Cost of Revenues

Cost of revenues increased during Fiscal 2024, primarily due to higher Validator Payments made for purchasing block space as part of our Ethereum block-building activities under Builder+. Validator Payments totaled approximately $2,766,000 in 2024. These increased costs were partially offset by efficiency improvements in web service hosting fees related to NodeOps, which were reduced from approximately $325,000 in 2023 to approximately $142,000 in 2024. Cloud and server hosting costs related to Builder+ totaled approximately $125,000 in 2024.

As we continue to expand block-building operations and increase block production, we expect cost of revenues to rise correspondingly. However, costs may grow at a greater rate than revenue in Fiscal 2025, likely reducing gross margins.

Operating Expenses

General and Administrative Expenses

General and administrative expenses increased during Fiscal 2024, primarily due to:

●	Audit Fees: Increased by approximately $130,000, driven by a broader audit scope resulting from heightened operational complexity and services related to our Form S-3 registration during Fiscal 2024.
●	Proxy Service Fees: Increased by approximately $120,000 related to our 2024 annual meeting and solicitation of shareholder vote.
●	Order flow fees: Increase by approximately $104,000, attributed to purchases of order flow to support Ethereum block production as part of Builder+.

These increases were partially offset by a $119,000 reduction in legal fees, which were elevated in Fiscal 2023 due to services related to the Series V Preferred Distribution and its related listing on the Upstream Exchange.

We anticipate that audit fees may continue to rise due to expanding operational scope, while legal and proxy-related expenses are expected to decline in Fiscal 2025. Additionally, we anticipate future increases in order flow expenditures as we scale our block-building operations.

Research and Development Expenses

Research and development expenses increased during Fiscal 2024 as resources shifted from the beta release of our StakeSeeker platform in Fiscal 2023 to the launch of Builder+ operations and continued development of ChainQ, which launched in July 2024. We expect research and development costs to either increase or remain consistent, with a focus on cost management for third-party development services.

Compensation and Related Expenses

Compensation and related expenses increased significantly in Fiscal 2024, primarily due to higher equity-based compensation expenses, which totaled approximately $5,340,000, compared to approximately $1,643,000 for Fiscal 2023.

A substantial portion of the equity-based compensation expense relates to performance bonus accruals for Fiscal 2024. These accruals primarily increased due to the Company’s exceeding the maximum revenue performance milestone of $3,712,500 during the year, triggering equity-based awards under employee incentive plans.

While the total bonus amounts for officers approved for Fiscal 2024 were approximately $1,917,000 (as disclosed in Note 7 – Executive Compensation), the portion allocated to incentive stock options was recognized at a higher GAAP expense, as required under U.S. GAAP. The stock-based compensation charges for the options component were determined using the Black-Scholes valuation model, resulting in a higher accrued amount.

As part of the payment of accrued bonus compensation for the year ended December 31, 2024, the Company issued 1,312,068 options to employees and officers. The fair value of the options was estimated at approximately $2,872,000 using the Black-Scholes valuation model.

Additionally, the increase in equity-based compensation expenses includes approximately $380,000 in payroll taxes primarily driven by costs related to the net settlement of shares issued upon the vesting of certain RSUs as well as increased salaries in Fiscal 2024.

Looking ahead, we anticipate compensation expenses may decrease as the balance of unamortized stock-based compensation related to prior grants, as well as the balance of unvested RSUs, declines. However, equity-based incentives remain a key component of our compensation strategy, and future fluctuations in expense levels may occur based on the timing and structure of future grants.

Marketing Costs

Marketing expenses rose during Fiscal 2024 due to additional ad campaigns executed. We anticipate similar to more significant increases in advertising spend in Fiscal 2025.

Realized Losses on Crypto Asset Transactions

Realized losses on crypto asset transactions increased during Fiscal 2024 due to Validator Payments for block-building and sales of crypto assets to fund operations. The Company may realize additional gains or losses in the future depending on the sale of crypto assets to meet operational and cash needs as well as market conditions.

Other Income (Expense)

Changes in other income for Fiscal 2024 were primarily attributed to the recognition of unrealized appreciation on crypto assets due to favorable market conditions. However, the unrealized appreciation in Fiscal 2024 was lower compared to Fiscal 2023, which experienced greater increases in crypto asset market values. Changes in unrealized appreciation or depreciation of crypto assets are directly influenced by crypto market volatility, which can be challenging for management to predict. This volatility can significantly impact other income in future reporting periods.

Net Income (Loss)

The decline in net income for Fiscal 2024 compared to Fiscal 2023 is primarily due to smaller increases in the fair value of crypto assets during Fiscal 2024. Additionally, increased compensation expenses, including larger performance bonus accruals related to revenue milestones, contributed to the decline. Net income or loss may continue to fluctuate significantly due to crypto asset market volatility, impacting changes in fair value during future periods.

LIQUIDITY AND CAPITAL RESOURCES

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time, shares of its Common Stock through H.C. Wainwright. Initially, the aggregate offering price of shares issuable under the ATM Agreement was $98,767,500.

On October 4, 2024, the Company’s new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the prospectus to $250,000,000.

From the period September 14, 2021 through March 17, 2025, the Company sold a total of 6,401,461 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $24,230,000 at an average selling price of $3.79 per share, resulting in net proceeds of approximately $23,445,000 after deducting commissions and other transaction costs.

However, due to the SEC’s baby shelf requirements, the Company is currently limited in its sales of Common Stock under the ATM Agreement to no more than one-third of its public float (calculated as the aggregate market value of outstanding Common Stock held by non-affiliates) during any 12-month period, provided that the amount of securities that may be sold under the Form S-3 may fluctuate based on changes in the Company’s public float and stock price. As of March 17, 2025, the Company would be limited in its sale of shares under the ATM Agreement to approximately $13,747,000, subject to ongoing changes in the Company’s public float and stock price.

Liquidity

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and settlement of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2024, the Company had approximately $1,978,000 of cash and working capital of approximately $33,893,000.

As of March 17, 2025, the Company had approximately $261,000 of cash and cash equivalents and the fair market value of the Company’s liquid crypto assets was approximately $21,440,000. The Company has no outstanding debt.

The Company believes that its existing cash and liquid crypto assets, in addition to the funds available to the Company from the issuance of additional stock through the ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures and contractual obligations for at least the next twelve months from the filing date of this report. However, this belief is based on current market conditions, regulatory environment, and operational plans, all of which are subject to change.

Certain of our staked crypto assets may be locked up for varying durations, depending on the specific blockchain protocol, and we may be unable to unstake them in a timely manner to liquidate to the extent desired, which could materially impact our liquidity position. Additionally, technical issues, network congestion, or regulatory changes could further restrict our ability to access or liquidate these assets. Lock-up periods for our staked crypto assets range from several hours to six months. During times of instability in the cryptocurrency markets, the Company may not be able to sell its crypto assets at prices reflecting their perceived value or at all, which could result in substantial losses given the historical volatility of cryptocurrency prices. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Cash Flows

Cash Used in Operating Activities

Cash used in operating activities was approximately $3,530,000 for Fiscal 2024, compared to approximately $3,562,000 for Fiscal 2023, reflecting consistent operating cash outflows year-over-year. Significant non-cash adjustments impacting operating cash flows included:

●	Positive Adjustments:
	○	Approximately $2,424,000 related to stock-based compensation, reflecting the issuance of equity-based awards to employees, including performance-based equity awards.
	○	Approximately $2,766,000 related to Validator Payments made in ETH tokens as part of our Ethereum block-building operations.

●	Negative Adjustments:
	○	Approximately $7,684,000 in unrealized appreciation on crypto assets, driven by market value increases during Fiscal 2024.
	○	Approximately $4,074,000 in revenue earned in native crypto assets, which does not result in immediate cash inflows.

We expect equity-based compensation to either increase or remain consistent with Fiscal 2024 levels, given its central role in our compensation strategy. Non-cash adjustments related to revenue earned in crypto assets and Validator Payments are anticipated to grow as our Ethereum block-building activities scale, though these factors are influenced by crypto market volatility.

Cash Used in Investing Activities

Cash used in investing activities was approximately $2,632,000 for Fiscal 2024, compared to cash provided by investing activities of $186,000 in Fiscal 2023. The primary driver of the outflows in Fiscal 2024 was the purchase of crypto assets, primarily Ethereum, to support and expand our blockchain infrastructure operations.

Fiscal 2023 investing activities included an atypically high volume of crypto asset sales, primarily from reallocating Ethereum rewards into other productive crypto assets for staking. Looking forward, we anticipate that purchasing activity will grow subject to additional financing or remain consistent.

Cash Provided by Financing Activities

Cash provided by financing activities was approximately $6,682,000 for Fiscal 2024 compared to approximately $2,688,000 for Fiscal 2023. The cash inflows from financing activities in Fiscal 2024 and Fiscal 2023 were entirely from proceeds of Common Stock sold pursuant to the ATM Agreement.

The Company anticipates continuing to raise proceeds through Common Stock sales under the ATM Agreement to fund operational needs. Future financing activities will remain aligned with our strategic priorities, including the scaling of block-building operations and ongoing blockchain infrastructure development.

Off Balance Sheet Transactions

As of December 31, 2024, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounting Treatment of Crypto Assets

Fair Value Measurement

The Company accounts for the fair value measurement for its crypto assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market.

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

Crypto assets are measured at their respective fair market values at each reporting period end on the balance sheets and classified as either ‘Staked Crypto Assets’ or ‘Crypto Assets’ to distinguish their nature within the respective balances. Staked crypto assets are presented as current assets if their lock-up periods are less than 12 months, and as long-term other assets if the lock-up extends beyond one year. The majority of our crypto assets are staked, typically with lock-up periods of less than 21 days, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace, as we have a reasonable expectation that they will be realized in cash or sold or consumed during the normal operating cycle of our business to support operations when needed.

The classification of purchases and sales in the consolidated statements of cash flows is determined based on the nature of the crypto assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking) or ‘non-productive’ (e.g. bitcoin). Acquisitions of non-productive crypto assets are treated as operating activities, while acquisitions of productive crypto assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities. Productive crypto assets staked with lock-up periods of less than 12 months are listed as current assets in the ‘Staked Crypto Assets’ line item on the balance sheet. Staked crypto assets with lock-up periods exceeding 12 months are categorized as long-term other assets. Non-productive crypto assets are included in the ‘Crypto Assets’ line item on the balance sheet.

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets. The impacts of the change in accounting principle are discussed further in Note 3 - Changes in Accounting Principle.

The Company employs the specific identification method to determine the cost basis of our assets for the computation of gains and losses, in accordance with ASC 350-60-50-2a. This method involves identifying and using the actual cost of each individual asset sold or disposed of to calculate the gain or loss on its sale. Realized gains (losses) on sale of crypto assets are included in other income (expenses) in the consolidated statements of operations. The Company recorded realized losses on crypto assets of approximately $766,000 and $604,000 during the years ended December 31, 2024 and 2023, respectively.

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through 1) staking rewards generated from its blockchain infrastructure operations, and 2) gas fees earned from successful Ethereum block building through Builder+. These revenues are collectively termed ‘Blockchain infrastructure revenues’ in the consolidated statements of operations.

The transaction consideration the Company receives - the crypto asset awards and gas fees - are a non-cash consideration, which the Company measures at fair value on the date received.

Blockchain Infrastructure (NodeOps)

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

As part of the block construction and proposal process, the Company’s Builder purchases block space through a fixed non-negotiable fee paid to a Validator (a “Validator Payment”) embedded in each proposed block. The Validator Payment, predetermined by the Builder, is paid to Validators as compensation for selecting and proposing the Company’s block to the network for validation. The Validator Payment is intrinsically linked to the Company’s performance obligations and is disbursed in the block constructed by the Builder if the Builder’s block is both selected by a Validator and successfully proposed to, and finalized on, the Ethereum network; otherwise, our Validator Payment may be included in a subsequent block. The Validator Payment represents a direct and fixed pre-determined cost.

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

Cost of Revenues

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes and Builders, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenues encompasses Validator Payments made from our Builder to Validators as well as fees paid to third parties for their assistance in software maintenance and node operations. These costs directly related to the production of revenues are collectively termed ‘Blockchain infrastructure expenses’ in the consolidated statements of operations.

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

Options

Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Volatility – The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. For options granted prior to January 1, 2025, historical volatility was based on the most recent volatility of the stock price over a period equivalent to the expected term of the option. For the most recent options granted on January 1, 2025, historical volatility was determined using a two-year lookback period. Management selected this approach to better reflect the Company’s current market conditions and exclude periods of non-representative volatility associated with significant changes in the Company’s business, market conditions, and capital structure. The two-year lookback period balances capturing industry and market cycles with avoiding outdated and non-representative data.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Changes in Accounting Principle to the financial statements for a discussion of recent accounting standards and pronouncements.

INFLATION

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

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline substantially and investors could lose all or part of their investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	We have a limited operating history, particularly with respect to our blockchain infrastructure solutions business, Builder+ and ChainQ operations.

●	We have an evolving business model which we may be unable to develop, adapt or execute effectively, and we may be unable to manage our growth or implement our business plan as intended or at all.

●	We are highly dependent on our executive officers, particularly Charles Allen, our Chairman and Chief Executive Officer, Michal Handerhan, our Chief Operating Officer, and Michael Prevoznik, our Chief Financial Officer, and the loss of the services of any of these individuals could materially harm our business.

●	We may be subject to regulatory actions, private causes of actions due to our operations in the cryptocurrency industry, and regulatory or other adverse developments in the cryptocurrency industry could otherwise adversely affect us.

●	Because of our involvement in staking of crypto assets through delegations as part of our StaaS strategy, we are subject to risks inherent in engaging in activities involving financial instruments owned by third-party users, notwithstanding the non-custodial nature of our operations management believes to constitute meaningful distinctions for regulatory, compliance and other purposes.

●	A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to correctly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, sanctions, penalties and other adverse consequences, including potentially becoming subject to the Investment Company Act of 1940 which would impose significant regulatory burdens and compliance costs.

●	Crypto assets and our related activities are characterized by numerous other risks and uncertainties, including the possibility for adverse developments such as regulatory actions, bans or restrictions, declines in the price of, demand for or public perception of crypto assets, theft, fraud, hacking, manipulation or malicious coding, price volatility, the potential for one cryptocurrency to branch into two, variations among and the potential for adverse changes to blockchain algorithms, and other external forces beyond our control described more fully below.

●	The future development and growth of cryptocurrencies is subject to a variety of factors that are difficult to predict and evaluate, and the market for the crypto assets we obtain and hold may not grow as we expect or the prices may decline, including due to political or economic crises or other factors which we neither predict nor control.

●	The cryptocurrency space is subject to continuous regulatory uncertainty, and any adverse regulatory changes or other developments with respect to our operations or the crypto assets with which we transact may require us to alter our business model or suspend or cease some or all of our operations.

●	Our focus on PoS blockchain networks exposes us to risk of loss due to features unique to those networks, including by virtue of being locked in by smart contracts such that we cannot liquidate a portion of the relevant crypto assets for a period of time during and after the staking process, during which the price or value of the crypto assets may depreciate.

●	We are subject to various other risks and uncertainties relating to our StaaS and other elements of our business, including potential loss of revenue if we experience excessive removal of delegated crypto assets on our validator nodes, potential shifts in the block building landscape, and competitive forces for Ethereum and other crypto assets for which our services are offered, technical failures, bugs, or vulnerabilities in our block builder software, and our efforts with respect to new features and services which were recently launched or are still under development.

●	Our stock price has in the past and may in the future be subject to significant volatility due to a variety of factors, many of which are beyond our control, including its potential connection to the price of one or more of the crypto assets with which we are or may become involved.

Risks Related to Our Company in General

We have a history of operating losses and expect to incur additional operating losses as we scale our business.

BTCS has operated as a publicly traded company for over a decade and commenced its blockchain infrastructure operations in 2021. While the Company continues to expand its business model, the blockchain and cryptocurrency industries remain highly dynamic and subject to rapid technological, regulatory, and market changes. As a result, there is uncertainty regarding the future profitability of our operations.

We incurred a net loss of $1.3 million for the year ended December 31, 2024, and we expect to incur additional losses in the near term as we invest in scaling our Ethereum block-building operations under Builder+ and expanding NodeOps validator operations. The amount and timing of future losses, and whether we will ultimately achieve sustained profitability, remain uncertain.

Our ability to achieve profitability depends on various factors, including successfully scaling our Builder+ operations, improving margins, securing greater order flow, and managing infrastructure costs efficiently. If we fail to execute our business plan effectively or encounter unexpected challenges in the regulatory, competitive, or technological landscape, our business, financial condition, and results of operations could be materially adversely affected.

We have an evolving business model which we may be unable to develop, adapt or execute effectively.

As crypto assets and blockchain technologies continue to develop and achieve wider adoption, we expect the associated services and products to evolve rapidly and potentially in unpredictable ways. The SEC has brought enforcement actions with respect to crypto assets and related activities, including custodial staking-as-a-service models, and the SEC and courts have issued further orders and guidance as the crypto asset industry continues to develop and evolve, as more particularly described later in these Risk Factors. These or future developments may force or cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve in the future as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. Our goals related to investments into development efforts may not come to fruition, including due to adverse developments in regulatory, technological, competitive or other aspects that are beyond our control. As the crypto industry and technology surrounding it continues to develop, new market entrants offering the same, similar or alternative products and services to ours could arise, challenging our business model and market share. For example, disruptive technologies such as generative artificial intelligence (AI) may fundamentally alter the use of crypto assets and related infrastructure in unpredictable ways.

Because of the foregoing realities and uncertainties surrounding our business and industry, we may invest substantial resources towards developing additional ChainQ platform features, or new offerings such as Builder+, that ultimately fail to achieve the goals or benefits sought, or need to be suspended, due to competitive, regulatory, technological or other conditions or developments beyond our control. Further, any success we have achieved or may in the future achieve towards our goal could be stifled by these forces, particularly if we are unable to adequately or quickly adapt to them, which could render some or all of our offerings obsolete. We cannot offer any assurance that our current business plan or any other modifications or undertakings with respect thereto will be successful or will not result in harm to the business. In addition, we may not be able to manage our growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. If we are unable to effectively develop, execute and adjust our business plan, or successfully manage our growth, you could lose some or all of your investment.

The loss of our executive officers could have a material adverse effect on us.

Our success depends on the continued services of our executive officers who have extensive technological and market knowledge and long-standing industry relationships. In particular, we have relied and will continue to rely on Charles Allen, our Chairman and Chief Executive Officer, Michal Handerhan, our Chief Operating Officer, and Michael Prevoznik, our Chief Financial Officer, to continue and grow our operations and execute our business plan. Our reputation among and our relationships with key cryptocurrency industry leaders are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of any of our executive officers could materially and adversely affect our business and growth opportunities, including by damaging our relationships with key leaders in the crypto asset industry, disrupting our operations, and impairing our ability to execute our business strategy.

Financial institutions may refuse to provide banking services to businesses engaged in cryptocurrency-related activities, and broader financial sector instability could materially and adversely affect us and our industry.

Companies operating in the cryptocurrency sector, including blockchain infrastructure providers like BTCS, have historically faced challenges in securing and maintaining banking relationships. Some financial institutions remain hesitant to provide services to businesses engaged in crypto asset activities due to regulatory uncertainty, compliance concerns, and perceived risks associated with digital assets. This reluctance could limit our ability to access essential banking services, process transactions, or efficiently convert crypto assets to fiat currency. If financial institutions restrict or discontinue banking services for crypto-related businesses, it could disrupt our operations and negatively impact our liquidity and financial position.

Additionally, broader financial instability, market volatility, or changes in banking regulations that restrict financial institutions from servicing cryptocurrency-related businesses could have adverse consequences for BTCS and the broader industry. Increased scrutiny from regulators, de-risking by banks, or policy shifts that limit financial sector engagement with digital assets could create barriers to capital access, slow industry growth, and harm public perception of cryptocurrencies as a legitimate financial system.

If we are unable to obtain or maintain adequate banking relationships, we may experience delays in financial transactions, incur increased costs, or face operational inefficiencies that could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Crypto Assets

General Risks Related to Crypto Assets

Market Volatility and Adoption Risks

The prices of crypto assets are highly volatile, and significant declines in their value may adversely affect our business and financial condition.

The value of crypto assets is subject to extreme volatility due to various factors, including but not limited to: (i) market demand, (ii) regulatory developments, (iii) macroeconomic trends and monetary policies, and (iv) technological advancements and security vulnerabilities, and (v) market manipulation risks. Significant price declines in crypto assets can adversely affect our ability to generate revenue from staking and other blockchain infrastructure operations, as these activities are directly dependent on the valuations of the underlying assets. Additionally, prolonged periods of price volatility or declines may reduce market confidence, decrease participation in staking and validator services, and impact our financial condition. If the value of the crypto assets we stake or own decreases significantly, it could materially and adversely affect our business, results of operations, and prospects.

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

Geopolitical or economic crises may motivate large-scale sales of crypto assets, which could rapidly decrease the price of crypto assets. Such events include recessions, rising inflation, tariffs, social, political and economic risks, conflicts, acts of war and sanctions and other restrictive actions by the United States and/or other countries. For example, market analysts have indicated that in some cases, such as during large scale adverse economic events, trading and market prices of cryptocurrencies such as Bitcoin and Ethereum have correlated to some extent with the movement of equity markets, regardless of the stock or asset class. As an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in crypto assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, crypto assets such and Ethereum, which is relatively new, is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of crypto assets either globally or locally. Large-scale sales of crypto assets would result in a reduction in crypto asset values and could adversely affect an investment in us.

Regulatory and Legal Risks

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

In January 2025, U.S. President Donald Trump issued an executive order forming a presidential working group to establish a clear regulatory framework for digital assets, and leaders in both houses of the U.S. Congress have announced a bicameral working group with the objective of passing legislation to provide regulatory clarity for the industry. Committees in both houses of the U.S. Congress have held hearings to ensure fair access to financial services, including for companies operating in the digital asset space. Additionally, in early March 2025, President Trump announced the creation of a U.S. strategic crypto reserve, which will include Bitcoin Ethereum, Solana, XRP, and Cardano. This marks a shift from his previous stance of establishing a Bitcoin-only reserve.

While these ongoing regulatory developments appear to be positive, and we anticipate greater regulatory certainty in the future, given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that future developments could have a material adverse effect on our business, prospects, or operations.

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

In separate SEC complaints, the SEC has alleged several crypto assets we hold, specifically Cardano, Tezos, Solana, Cosmos, Polygon, Axie Infinity, and NEAR Protocol are securities. Based on our current legal analysis, while the SEC’s identification of certain crypto assets held by us as securities could have a material adverse impact on our business, this conclusion is subject to significant uncertainty given the rapidly evolving regulatory landscape, financial condition, and results of operations. However, if our conclusions or any part thereof turn out to be incorrect, or new adverse regulatory developments occur, we could be adversely impacted and/or be forced to modify or cease certain aspects of our current and planned operations and business.

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

We hold and plan to acquire a portfolio of crypto assets including Ethereum and other crypto assets, each of which may be subject to different and evolving regulatory treatment that could materially impact our ability to continue holding or transacting in such assets. There is an increased regulatory examination of crypto assets and Digital Securities. This has led to regulatory and enforcement activities. As described elsewhere in these Risk Factors, the SEC and certain state regulators have in recent years begun to take a more definitive and aggressive stance indicating that crypto assets and related activities, including custodial staking-based services, entail the offer and sale of securities subject to applicable securities laws and regulations. We cannot be certain as to how future regulatory developments will impact the treatment of Ethereum and other crypto assets, or our operations as they relate to such crypto assets or in general, under the law.

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

Future legislation, SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Ethereum and other crypto assets owned by us are treated for classification and clearing purposes.

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

In order to limit our acquisition of Digital Securities to stay within the 40% threshold, we will examine the manner in which a crypto asset was initially marketed, the economic reality of the instrument, and apply the Howey test factors to determine if it may be deemed a Digital Security subject to federal and state securities laws. Even if we conclude that a particular crypto asset is not a security under the 1940 Act, certain states take a stricter view which means the crypto asset may have violated applicable state securities laws.

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

To the extent that crypto assets held by us are deemed by the SEC or a state legislator to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Such additional registrations: i) would result in extraordinary, non-recurring expenses, ii) would be time consuming and restrictive, iii) would require a restructuring of our operations, and iv) would result in significant constraints in the kind of business we could do as a registered investment company, thereby materially and adversely impacting an investment in us. Further, if our examination of a crypto asset is incorrect, we may incur regulatory penalties and private investor liabilities since Section 5 of the Securities Act imposes strict liability for unregistered securities offerings, regardless of intent, and state securities laws generally impose liability for negligent misrepresentations.

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

If the SEC concludes that NodeOps our non-custodial staking business involves the offer and sale of a security in violation of Section 5 of the Securities Act of 1933 and the courts conclude the SEC is correct, we will be required to cease our staking as a service business and seek another business opportunity and may be subject to monetary and other penalties.

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

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Ethereum, and other crypto assets we own are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin, Ethereum, and other crypto assets under the law.

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

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions, to the extent validation constitutes a transaction, with persons named on OFAC’s SDN list. While we do not believe validation constitutes a transaction, we can provide no assurances that regulators will agree with our interpretation. By way of example our Ethereum validator nodes only use block builders which remove wallet addresses found on the SDN list and Builder+ also screens out these SDN wallet addresses. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual who delegate to our nodes. Additionally, the U.S Department of Treasury recently has added sanctions that prevent U.S. persons from using cryptocurrencies to circumnavigate financial sanctions placed on Russia.

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

Technology and Ecosystem Risks

The further development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies, which represent a rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.

The use of crypto assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of the cryptocurrency industry in general, and the use of crypto assets in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry include but are not limited to:

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

Operational Risks Specific to BTCS’s Crypto Asset Activities

Business Model Dependence and Revenue Risks

Because our blockchain infrastructure business is dependent on the value of the crypto assets we stake to obtain blockchain rewards, and because those rewards are paid out in the form of the blockchain’s native crypto assets, low market values and/or continued or long-term declines in crypto asset prices will materially and adversely affect our results of operations.

Our reliance on staking, which continues to increase as we continue to expand our non-custodial staking-as-a-service business, means that if the market values of the crypto assets we stake declines, the revenue we generate from staking will diminish. This is because the rewards for staking a given crypto asset are paid out in more of that same crypto asset. Therefore, if the market price for the crypto asset declines while staking is ongoing, unless the price later recovers, the rewards we receive may not cover the decline in value of the assets, potentially resulting in significant losses to our staking operations. If this trend continues, our operating results and financial condition will be materially adversely affected.

Builder+, ChainQ , and our blockchain infrastructure operations including Company owned and run validator nodes on PoS blockchains, are subject to concentration risks due to reliance on a limited number of infrastructure providers.

The development and operation of the Company’s validator nodes for non-custodial staking, as well as the Builder+ block-builders and the development of ChainQ, are hosted on a combination of cloud computing infrastructure provided by Amazon Web Services (“AWS”) and bare metal servers operated by a separate service provider, Latitude. While this diversification mitigates some concentration risks, significant portions of our proprietary technology and operations remain reliant on AWS and Latitude, which subjects us to cyber security and operational risks specific to these providers.

We have limited control over the services provided by AWS and Latitude, including their safety and security measures. If either provider fails to maintain the continuous functionality or security of their networks and related hardware, our ability to operate could be compromised. For example, some PoS networks impose slashing penalties if a validator node is offline for an extended period, resulting in the loss of crypto assets staked for validation purposes. If validator nodes hosted on either AWS or bare metal servers experience outages or other disruptions, we may face significant losses, including slashing penalties, claims from Delegators, reputational harm, and loss of customer relationships.

Any adverse developments affecting AWS or our bare metal server provider, including service outages, cyberattacks, or operational failures, could materially and adversely affect our ability to generate revenue, harm our reputation, and negatively impact our business, financial condition, and results of operations.

Crypto assets staked on proof-of-stake blockchains are locked in smart contracts and may not be accessible and liquid.

Crypto assets that utilize PoS consensus mechanisms are locked in smart contracts while staked, which limits the liquidity of the underlying crypto asset. This is because under PoS network protocols, in order to participate in the staking process validators such as us are required to enter into smart contracts which, among other things, require the validator to continue to keep a specified number of the crypto assets owned by the validator “locked-up” in the network for a specified period of time before they can again be transferred by such validator. This lock-up period often extends beyond the time at which the transaction is validated. We currently stake certain of our crypto assets and operate nodes on blockchain networks through our blockchain infrastructure services business. During times of high volatility or downturns, we may be unable to liquidate certain crypto assets to the extent desired. As such we may experience large losses when and if we are able to liquidate our crypto assets as a result of continued volatility. Further if we are unable to liquidate our crypto assets we could suffer material financial losses, which would adversely impact our business.

Our staking-as-a-service business is dependent on consumer investment in crypto assets, and economic downturns or excessive removal of delegated crypto assets could materially and adversely impact our business.

Our non-custodial staking-as-a-service business strategy depends on consumers purchasing crypto assets, holding them long-term, and staking them to our validator nodes. Economic downturns or a recession could significantly reduce delegation traffic to our nodes as consumers may reduce spending on investments or non-essential items such as crypto assets. Similarly, a decline in the popularity or public perception of crypto assets could yield a similar result. Crypto markets and stock prices have experienced substantial volatility in recent years, and in adverse market conditions, consumers may elect to sell their crypto assets or decline to increase their holdings, rather than hold and stake them to our nodes.

Additionally, we may experience loss of revenue from the excessive removal of delegated crypto assets from our validator nodes, whether due to economic factors, declining market confidence, or changes in consumer preferences. Such removal would result in a loss of associated revenue, which could materially and adversely impact our financial condition. Prolonged or recurring recessionary conditions, turbulent market conditions, or a significant loss of delegated assets could harm our business, results of operations, and prospects.

Technology and Performance Risks

We may suffer losses due to staking, delegating, and other related services.

Crypto assets which utilize PoS consensus mechanisms enable holders to earn rewards by operating nodes and participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks. We stake certain of our crypto assets and operate nodes on blockchain networks through our blockchain infrastructure operations. Most PoS networks require crypto assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. If our validators, any third-party service providers, or smart contracts fail to behave as expected, suffer cybersecurity attacks, experience security issues, or encounter other problems, our crypto assets may be irretrievably lost. In addition, most PoS blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the node operator acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. Slashing penalties can apply due to prolonged inactivity on a blockchain network and inadvertent errors such as computing or hardware issues, as well as more serious behavior such as intentional malfeasance. If we are slashed by an underlying blockchain network, our crypto assets may be confiscated, withdrawn, or burnt by the network, resulting in permanent and irrecoverable losses that could materially impact our financial position. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, and adversely impact our business.

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

Our business operations involve running validator nodes for blockchain networks, including those associated with third-party staking ecosystems. This presents several risks that could materially affect our financial condition, results of operations, and business prospects.

Operating validator nodes for third-party staking ecosystems presents significant risks, particularly around the security of staked tokens and governance uncertainties. Staked tokens are locked in smart contracts, and vulnerabilities in the blockchain protocol or smart contract code could result in loss or slashing of tokens. Additionally, many staking ecosystems operate under decentralized autonomous organizations (DAOs), where governance decisions—such as fee changes, validator selection criteria, or protocol upgrades—can be unpredictable and influenced by participants with concentrated voting power. Adverse governance outcomes or misalignment with DAO strategies could negatively impact the economic viability of our validator operations. Furthermore, any controversy or operational failures associated with third-party providers could harm our reputation, even if we are not directly involved. Finally, protocol updates or changes may require rapid technical adaptations, and failure to do so could result in penalties, operational disruptions, or removal from the validator set. Despite our efforts to mitigate these risks through security measures and governance monitoring, these challenges could materially affect our operations, the security of our crypto assets, our financial results, and the price of our stock. The inherent vulnerabilities in blockchain protocols or smart contract codes could lead to potential loss of staked tokens, while unpredictable governance decisions by decentralized autonomous organizations could impact our strategic alignment and economic viability. Consequently, any adverse outcomes or operational failures could have a material adverse effect on our company.

Shifts in the Ethereum block-building landscape and market could increase the difficulty of remaining competitive and increase costs.

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

In addition to the securities laws and regulations discussed elsewhere in these Risk Factors, laws regulating financial services, the internet, mobile technologies, digital, and related technologies inside and outside of the U.S. may impose obligations on us, as well as broader liability. For example, we are required to comply with laws and regulations related to sanctions and export controls enforced by U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain governments, countries, or territories that are the target of comprehensive sanctions, currently the Crimea Region of Ukraine, Russian Federation, Cuba, Iran, North Korea, Syria, and Venezuela as well as with persons identified on certain prohibited lists. In May 2019, FinCEN issued guidance on the application of FinCEN regulations to certain business models. While the guidance directly addressed Bitcoin mining, it did not address securing PoS blockchains, which, while similar to Bitcoin mining, has technical nuanced differences that could potentially alter the analysis. As such, there can be no guarantee that securing (staking) on PoS blockchain networks will be viewed as compliant, notwithstanding the May 2019 FinCEN guidance. In particular, the nature of blockchains make it technically impossible in all circumstances to prevent or identify transactions with particular persons or addresses. Our Builder+ block builder software is equipped with a filtering mechanism that screens transactions initiated by wallet addresses listed on OFAC’s Specially Designated Nationals And Blocked Persons (SDN) list, ensuring transactions from identified wallets are not included in the blocks we propose to validators. We actively monitor sanctioned jurisdictions to ensure that appropriate restrictions are maintained. If, notwithstanding these efforts, our current or planned activities are found to constitute “facilitating” or assisting the actions of non-U.S. persons that would be prohibited for U.S. persons to perform directly due to U.S. sanctions, despite the fact we don’t take custody of staked crypto assets nor pay delegator crypto rewards, it could result in material negative consequences for us, including costs related to government investigations, harsh financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. We’ve sought and are seeking additional legal guidance on what, if any, controls and procedures need to be put in place and whether our activities could constitute facilitation of any illicit activities under the current regulatory framework.

Regulators worldwide frequently study each other’s approaches to the regulation of the digital economy. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. In addition, digital economies themselves are subject to rapid and unpredictable change so that regulators could decide warrants updates or additions to existing regulatory regimes. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place. Conversely, if regulations diverge worldwide, we may face difficulty adjusting aspects of our business.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our planned regulatory and legal analysis that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of litigation, regulatory, and legal scrutiny which could lead to sanctions, cease, and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

We may experience losses resulting from technical failures, bugs, or vulnerabilities in our block builder software.

Our Ethereum block-building process heavily relies on advanced algorithms and technology. Technical failures, bugs, or vulnerabilities in our block builder software could lead to significant operational disruptions and potential financial losses that may be substantial and could materially impact our business. While we implement extensive testing and security measures, we cannot guarantee that all technical vulnerabilities will be detected and remediated before causing harm. Furthermore, the security of our operation is paramount, as vulnerabilities in smart contracts, blockchain infrastructure, or the Ethereum network could result in security breaches, data breaches, and financial harm to our clients and us. Ensuring the ongoing scalability and efficiency of our algorithms requires continuous investment in research and development.

Malicious actors gaining 50% or greater control of a cryptocurrency network could manipulate the blockchain, leading to significant adverse effects on the network and indirectly on our business.

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

There is a risk that part or all of our crypto assets could be lost, stolen, destroyed or become inaccessible. Our crypto assets are an appealing target to hackers or malware distributors seeking to destroy, damage, or steal our crypto assets, and we have experienced attempts to breach our security measures in the past. To minimize the risk of loss, damage and theft, security breaches, and unauthorized access we primarily hold our crypto assets in various cryptocurrency digital wallets utilizing industry-standard multi-signature security protocols and cold storage solutions, and hold minimal amounts (less than 1% of total holdings) at regulated exchanges. Nevertheless, the digital wallets and exchanges we utilize may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us. Any of these events may adversely affect our operations and, consequently, an investment in us.

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

The crypto assets held by us are not insured through any government program or private insurance policy. Any loss of our crypto assets, whether through security breaches, technical failures, or other causes, would not be covered by insurance and could result in permanent and unrecoverable losses that could adversely affect our operations and, consequently, an investment in us.

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

Risks Related to Our Development Efforts

There is substantial doubt that we will be able to fully develop or commercialize our ChainQ platform as intended.

We are continuing to develop our ChainQ platform with the ultimate goal of creating an advanced blockchain infrastructure tool to enhance user accessibility and operational efficiency. We may not successfully fully develop this platform as planned, in a cost-efficient manner, to the extent sought or at all. If we fail to develop a comprehensive platform for ChainQ as intended, it could have a material adverse effect on our business, especially to the extent that we allocate significant capital, labor, and other resources to this endeavor rather than focusing on other business opportunities which may prove to have been more lucrative in hindsight.

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

Even if we develop and commercialize our ChainQ platform, we may not be able to generate material revenues.

The continued development of ChainQ will require significant time and capital. Even if we do develop this platform and acquire a sufficient number of users to generate revenue, we cannot guarantee the revenue would be material or sufficient to justify the costs we anticipate incurring to develop the platform. While we are pursuing the development of additional features to make our platform more useful and attractive to consumers involved in blockchain technology, we may fail to develop these features effectively in an efficient manner, or within a timeframe that enables us to be or remain competitive. Our ability to capitalize on any platform we do develop will depend on a variety of factors and uncertainties beyond our control, including the competition we face and similar or superior services that may already exist by the time we begin marketing our platform, the volatile nature of the blockchain industry generally and the unknown demand for the services we plan to offer through our platform as it is currently envisioned, regulatory developments that have arisen or may arise in the future, and the advancement of new technologies which could arise in the future and render our platform partially or completely obsolete. If any of these or other risks come to fruition to prevent our platform from generating material revenue to justify its costs of production, it would have a material adverse effect on our business.

The development of our ChainQ platform will depend on the successful efforts of our employees.

Our platform development efforts are completely dependent on our infrastructure. We use internally developed systems for the platforms. Any future difficulties in developing aspects of our platforms may cause delays in bringing our platforms to market. If our data stored on AWS as well as bare metal servers, and the backups thereof, are compromised, our platform and prospects could be harmed. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data, or the inability to launch our platform. The occurrence of any of the foregoing risks could materially harm our business.

We are subject to cyber security risks and may incur delays in platform development in an effort to minimize those risks and to respond to cyber incidents.

ChainQ is and will continue to be dependent on the secure operation of our website and systems as well as the operation of the Internet generally. The platform involves processing and storage of sensitive data, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time, we and many other internet businesses also may be subject to a denial-of-service attacks wherein attackers attempt to block customers’ access to our website. If we are unable to avert a denial-of-service attack for any significant period, we could sustain delays in the development of the platform and when launched risk losing future users and have user dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our users, or exchanges we read data from in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, user perception of the effectiveness of our security measures could be harmed and we could lose our future user. Actual or anticipated attacks and risks may cause us to incur increasing costs, and delay development. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and platform. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

We may become subject to data privacy and data security laws and regulations by virtue of our ChainQ platform, which could force us to incur significant compliance costs and expose us to liabilities.

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

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, California enacted the California Rights Privacy Act, or CPRA, which augmented the California Privacy Rights Act, became effective in 2020. The CPRA requires covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Since the CPRA was enacted, a growing number of states have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have also proposed similar legislation. The costs of compliance with, and other burdens imposed by, the CPRA, and similar laws may limit our prospective customer base or the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Additionally, many foreign countries and governmental bodies in which our users may reside, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations are often more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

There is a risk that as we develop and offer our platform and other services, we may become subject to one or more of these data privacy and security laws. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, including by deploying geo-blocking features to limit the jurisdictions from which our platform can be accessed, it is possible that our practices, offerings, or platform, or third parties on which we rely, could fail. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further, given the pseudonymous nature of activities involving crypto assets, we face unique and substantial challenges in our compliance efforts that are not present in traditional financial services, including difficulties in identifying and verifying the identity of transaction participants, monitoring suspicious activities, and maintaining effective know-your-customer (KYC) procedures. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, potential severe criminal or civil sanctions, fines or damages, reputational harm, or expensive and time-consuming proceedings by governmental agencies and private claims and litigation, any of which could materially adversely affect our business, operating results, and financial condition.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the ChainQ platform.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third-parties, however, we may not always be able to determine that we are using or accessing protected information or software. For example, there could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe.

Because of the foregoing, we may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. We expect this risk to increase as we continue to develop and roll-out additional functions for the ChainQ platform in the future. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts.

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

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

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

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

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

In addition, the securities markets have, from time-to-time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock. As a result, you may be unable to resell your shares at a desired price.

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

Pursuant to our articles of incorporation, our Board has the authority to fix and determine the relative rights and preferences of preferred stock without further shareholder approval. Our Board also has the authority to issue preferred stock without further shareholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, provide holders of the preferred anti-dilution protection, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. For example, we issued a total of 15,033,231 shares of Series V Preferred Stock, which has a 20% liquidation preference over our Common Stock and also has certain rights to dividend and distributions at the discretion of the Board. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing shareholders.

The Conversion of Series V Preferred Stock to Common Stock Could Result in Substantial Dilution and Cause Market Volatility

At the 2024 annual meeting, BTCS shareholders approved a proposal authorizing the Board of Directors, at its discretion, to convert each share of Series V Preferred Stock into one share of Common Stock. While the Board now has the authority to implement this conversion, it has not yet taken such action. If the Board decides to proceed with the conversion, the issuance of a substantial number of additional shares of Common Stock could result in significant dilution to existing common shareholders. As of December 31, 2024, there were 15,033,231 shares of Series V Preferred Stock outstanding. If all Series V shares are converted into Common Stock, the number of outstanding shares of our Common Stock would materially increase. Such an increase in our outstanding Common Stock could materially affect the market price of our shares and impact investor confidence. Additionally, the increase in the number of freely tradeable shares could create downward pressure on the stock price if investors decide to sell shares in response to the dilution or due to other market-related factors. Current and prospective investors may also perceive the conversion negatively, leading to increased volatility and reduced demand for our Common Stock. Furthermore, our ability to raise capital in the future through equity offerings may be affected by the potential overhang of additional shares.

Substantial future sales of our Common Stock by us or by our existing shareholders could cause our stock price to fall.

We have primarily financed our strategic growth through our ATM Agreement. Additional equity financings (in addition to the shares issued under the ATM Agreement) or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our Common Stock. Sales by existing shareholders of a large number of shares of our Common Stock in the public market or the perception that additional sales could occur could cause the market price of our Common Stock to drop.

Additionally, if we were not eligible to sell shares under our existing Registration Statement on Form S-3, we would be prohibited from selling under the ATM Agreement and may need to raise capital under terms less friendly to the Company and cause more dilution to existing and future shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 17, 2024, Charles Allen, our Chief Executive Officer, adopted a trading plan pursuant to Rule 10b5-1 under the Exchange Act (a “Rule 10b5-1 trading plan”), in accordance with the Company’s insider trading policies and procedures. The plan was effective as of February 18, 2025 and is scheduled to terminate on October 15, 2027, unless terminated earlier in accordance with its terms. Under the plan, up to 1.75 million shares of the Company’s common stock may be sold, subject to the terms and conditions of the plan.

On October 22, 2024, Michal Handerhan, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan in accordance with the company’s insider trading policies and procedures. The plan was effective as of March 5, 2025 and is scheduled to terminate on October 15, 2025, unless terminated earlier in accordance with its terms. Under the plan, up to 750,000 shares of the Company’s common stock may be sold, subject to the terms and conditions of the plan.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

Our Board has adopted a Code of Ethics applicable to all officers, directors, and employees, which is available on our website (http://www.btcs.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2) Consolidated Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidation financial statements or notes included in this report.

(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Filed/	Incorporated by Reference
Exhibit No.	Description	Furnished Herewith	Form	Exhibit No.	Filing Date

1.1	At-The-Market Offering Agreement, dated September 14, 2021, by and between BTCS Inc. and H.C. Wainwright & Co., LLC		8-K	1.1	9/14/21
2.1	Articles of Merger		8-K/A	3.1	7/31/15
2.2	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
3.1	Articles of Incorporation		10-K	3.1	3/31/11
3.1(a)	Amendment No. 1 To Articles of Incorporation		8-K	3.1	3/25/13
3.1(b)	Amendment No. 2 To Articles of Incorporation		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment filed February 13, 2017		8-K	3.1	2/16/17
3.1(d)	Amendment No. 3 To Articles of Incorporation		8-K	3.1	4/9/19
3.1(e)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21
3.1(f)	Certificate of Designation – Series V		8-K	3.1	1/31/23
3.1(g)	Certificate of Amendment to the Series V Certificate of Designation		8-K	3.1	4/19/23
3.1(h)	Amendment No. 4 to Articles of Incorporation – Increase Authorized Capital		8-K	3.1	7/13/23
3.2	Amended and Restated Bylaws of BTCS Inc.		8-K	3.1	7/5/24
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended	(2)	10-Q	4.1	8/11/23
4.2	Description of Securities		10-K	4.2	3/21/24

10.1	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.1(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.2	Employment Agreement - Michal Handerhan	(2)	10-K	10.9	6/23/17
10.2(a)	Amendment to Employment Agreement – Michal Handerhan	(2)	10-K	10.16(a)	3/23/20
10.3	Offer Letter – Michael Prevoznik	(2)	10-K	10.4	3/11/22
10.4	Offer Letter – Manish Paranjape	(2)	10-K	10.4	3/31/23
19.1	Insider Trading Policy		10-K	19.1	3/21/24
21.1	List of Subsidiaries	(1)
23.1	Consent of RBSM LLP	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy		10-K	97.1	3/21/24
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

(1)	Filed herein
(2)	Indicates a management contract or compensatory plan.
(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2025.

BTCS INC.

Date:	March 20, 2025	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer	March 20, 2025
Charles W. Allen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Michael Prevoznik	Chief Financial Officer	March 20, 2025
Michael Prevoznik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michal Handerhan	Director	March 20, 2025
Michal Handerhan

/s/ Melanie Pump	Director	March 20, 2025
Melanie Pump

/s/ Charlie Lee	Director	March 20, 2025
Charlie Lee

/s/ Ashley DeSimone	Director	March 20, 2025
Ashley DeSimone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2024 and 2023 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Corporate Crypto Assets Held

Critical Audit Matter Description

Crypto assets are generally accessible only by the possessor of the unique private key relating to the digital wallet or node in which the crypto assets are held. Accordingly, private keys must be safeguarded and secured in order to prevent an unauthorized party from accessing the crypto assets within a digital wallet. The Company primarily holds crypto assets for its own use in wallets. The loss, theft, or otherwise compromise of access to the private keys required to access the crypto assets could adversely affect the Company’s ability to access the crypto assets within its environment. This could result in loss of corporate crypto assets held.

We identified crypto assets held as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights & obligations of crypto assets in storage. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and discussions and consultations with subject matter experts related to the matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to crypto assets in storage included the following, among others:

a.	We consulted with subject matter experts regarding our planned audit response to address certain risks of material misstatement of crypto assets in storage.
b.	We noted the controls within the Company’s private key management process including controls related to physical access, key generation, and segregation of duties across the processes.
c.	We tested the effectiveness of management’s reconciliation control of internal books and records to external blockchains.
d.	We independently obtained evidence from public blockchains to test the existence of crypto asset balances.
e.	We obtained evidence that management has control of the private keys required to access crypto assets held through observing the wallets signed in using selected private keys or through observing the movement of selected crypto asset transactions.
f.	We evaluated the reliability of audit evidence obtained from public blockchains.

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
Las Vegas, Nevada
March 20, 2025

BTCS Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets:
Current assets:
Cash and cash equivalents	$1,977,778	$1,458,327
Stablecoins	39,545	21,044
Crypto assets	646,539	302,783
Staked crypto assets	35,410,144	24,900,146
Prepaid expenses	63,934	62,461
Receivable for capital shares sold	-	291,440
Total current assets	38,137,940	27,036,201

Other assets:
Investments, at value (Cost $100,000)	100,000	100,000
Property and equipment, net	7,449	10,490
Total other assets	107,449	110,490

Total Assets	$38,245,389	$27,146,691

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$70,444	$55,058
Accrued compensation	3,907,091	712,092
Warrant liabilities	267,900	213,750
Total current liabilities	4,245,435	980,900

Stockholders’ equity:
Preferred stock: 20,000,000 shares authorized at $0.001 par value:
Series V preferred stock: 15,033,231 and 14,567,829 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2,646,314	2,563,938
Common stock, 975,000,000 shares authorized at $0.001 par value, 18,717,743 and 15,320,281 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	18,718	15,322
Additional paid-in capital	171,283,199	162,263,634
Accumulated deficit	(139,948,277)	(138,677,103)
Total stockholders’ equity	33,999,954	26,165,791

Total Liabilities and Stockholders’ Equity	$38,245,389	$27,146,691

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2024	2023

Revenues
Blockchain infrastructure revenues (net of fees)	$4,073,518	$1,339,628
Total revenues	4,073,518	1,339,628

Cost of revenues
Blockchain infrastructure costs	3,127,509	359,778
Gross profit	946,009	979,850

Operating expenses:
General and administrative	1,672,276	1,450,724
Research and development	755,813	687,288
Compensation and related expenses	6,598,348	2,542,336
Marketing	80,993	12,153
Realized losses on crypto asset transactions	767,375	604,269
Total operating expenses	9,874,805	5,296,770

Other income (expenses):
Change in unrealized appreciation on crypto assets	7,683,772	12,135,648
Change in fair value of warrant liabilities	(54,150)	-
Other income	28,000	-
Total other income (expenses)	7,657,622	12,135,648

Net income (loss)	$(1,271,174)	$7,818,728

Basic net income (loss) per share attributable to common stockholders	$(0.08)	$0.55
Diluted net income (loss) per share attributable to common stockholders	$(0.08)	$0.45

Basic weighted average number of common shares outstanding	16,263,702	14,092,233
Diluted weighted average number of common shares outstanding, basic and diluted	16,263,702	17,546,339

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829		$2,563,938	15,320,281		$15,322	$162,263,634	$(138,677,103)	$26,165,791
Issuance of common stock, net of offering cost / At-the-market offering	-		-	2,021,361		2,021	6,679,756	-	6,681,777
Stock-based compensation	465,402		82,376	1,376,101		1,375	2,339,809	-	2,423,560
Net income (loss)	-		-	-		-	-	(1,271,174)	(1,271,174)
Balance December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743	(2)	$18,718	$171,283,199	$(139,948,277)	$33,999,954

(1)	Includes 98,294 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 270,794 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.

	Series V				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit		Equity
Balance December 31, 2022, as adjusted	-	$-	13,107,149	$13,108	$160,800,263	$(146,495,831	)(1)	$14,317,540	(1)
Issuance of common stock, net of offering cost / At-the-market offering	-	-	1,707,621	1,708	2,686,086	-		2,687,794
Issuance of Series V preferred stock	14,542,803	2,559,533	-	-	(2,559,533)	-		-
Stock-based compensation	25,026	4,405	505,511	506	1,336,818	-		1,341,729
Net income (loss)	-	-	-	-	-	7,818,728		7,818,728
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)		$26,165,791

(1)	Includes an adjustment to the opening balance of $4,986,377 resulting from a change in accounting principle. See Note 3 – Changes in Accounting Principle for further details.

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2024	2023

Net cash flows used from operating activities:
Net income (loss)	$(1,271,174)	$7,818,728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	5,689	5,033
Stock-based compensation	2,423,560	1,341,729
Blockchain infrastructure revenue	(4,073,518)	(1,339,628)
Builder payments (non-cash)	2,765,731	-
Change in fair value of warrant liabilities	54,150	-
Realized losses on crypto assets transactions	767,375	604,269
Change in unrealized appreciation on crypto assets	(7,683,772)	(12,135,648)
Changes in operating assets and liabilities:
Stablecoins	(18,501)	(21,044)
Prepaid expenses and other current assets	(1,473)	61,266
Receivable for capital shares sold	291,440	(291,440)
Accounts payable and accrued expenses	15,386	(21,669)
Accrued compensation	3,194,999	416,157
Net cash used in operating activities	(3,530,108)	(3,562,247)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(3,531,550)	(1,804,482)
Sale of productive crypto assets	901,980	1,994,851
Purchase of property and equipment	(2,648)	(5,276)
Sale of property and equipment	-	904
Net cash provided by (used in) investing activities	(2,632,218)	185,997

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	6,681,777	2,687,794
Net cash provided by financing activities	6,681,777	2,687,794

Net (decrease)/increase in cash	519,451	(688,456)
Cash, beginning of period	1,458,327	2,146,783
Cash, end of period	$1,977,778	$1,458,327

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$82,376	$2,559,533

The accompanying notes are an integral part of these consolidated financial statements.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business and Recent Developments

BTCS Inc. (“BTCS” or the “Company”), a Nevada corporation listed on Nasdaq, is a U.S.-based blockchain technology company focused on blockchain infrastructure. The Company’s primary operations center on the Ethereum network, reflecting its strategic emphasis on Ethereum block-building (“Builder+”) and validator node operations (“NodeOps”) across various proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) networks.

BTCS operates non-custodial validator nodes (or “nodes”) that participate in blockchain network consensus by performing transaction validation (“attestation”) and block proposal services. The Company earns native token rewards by staking its PoS crypto assets (also referred to “cryptocurrencies”, “crypto”, “crypto assets”, “digital assets”, or “tokens”) to validator nodes operated by both BTCS and third-parties. Additionally, on certain dPoS networks, BTCS enables third-party crypto asset holders to delegate their assets to its validator nodes, earning validator node fees as a percentage of staking rewards generated from delegated crypto assets.

In 2024, BTCS launched its Builder+ operations, a core component of its blockchain infrastructure strategy. Builder+ leverages advanced algorithms to optimize the construction of Ethereum blocks for on-chain validation, focusing on maximizing gas fee revenue. Builder+ has become a central revenue driver for BTCS, positioning the Company as an integral participant in Ethereum’s transaction cycle.

In addition to its blockchain infrastructure operations, BTCS has developed ChainQ, an AI-powered blockchain data and analytics platform designed to enhance transparency and accessibility within the blockchain ecosystem. Currently in beta, ChainQ provides intuitive tools for exploring and analyzing on-chain data, leveraging insights from BTCS’s blockchain infrastructure activities.

As part of its strategic focus on Builder+ and Validator Node operations, BTCS discontinued support for its StakeSeeker platform on December 27, 2024.

The Company’s operations are subject to regulatory uncertainties, technological risks and market volatility inherent to blockchain technology and crypto assets. BTCS’s future success depends on the continued adoption of blockchain technology as well as the Company’s ability to scale its Ethereum block-building operations and expand its broader blockchain infrastructure operations.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its subsidiaries. The Company’s subsidiaries are entities in which the Company holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not affect previously reported net income (loss), total assets, total liabilities, or equity, nor did they impact previously disclosed information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of December 31, 2024 and 2023, the Company had approximately $1,978,000 and $1,458,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and 2023, the Company had approximately $1,474,000 and $933,000 in excess of the FDIC insured limit, respectively.

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

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The classification of purchases and sales in the consolidated statements of cash flows is determined based on the nature of the crypto assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking) or ‘non-productive’ (e.g. bitcoin). Acquisitions of non-productive crypto assets are treated as operating activities, while acquisitions of productive crypto assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities. Productive crypto assets staked with lock-up periods of less than 12 months are listed as current assets in the ‘Staked Crypto Assets’ line item on the balance sheet. Staked crypto assets with lock-up periods exceeding 12 months are categorized as long-term other assets. Non-productive crypto assets are included in the ‘Crypto Assets’ line item on the balance sheet.

Effective January 1, 2023, the Company elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets. The impacts of the change in accounting principle are discussed further in Note 3 – Changes in Accounting Principle.

The Company employs the specific identification method to determine the cost basis of our assets for the computation of gains and losses, in accordance with ASC 350-60-50-2a. This method involves identifying and using the actual cost of each individual asset sold or disposed of to calculate the gain or loss on its sale. Realized gains (losses) on sale of crypto assets are included in other income (expenses) in the consolidated statements of operations. The Company recorded realized losses on crypto assets of approximately $767,000 and $604,000 during the years ended December 31, 2024 and 2023, respectively.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Segments

The Company’s blockchain infrastructure operations include two primary revenue-generating activities: Ethereum block building (“Builder+”) and validator node operations (“NodeOps”).

The Company’s Chief Operating Decision Maker (“CODM”) is comprised of several members of its executive management team, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), who are responsible for evaluating the Company’s financial performance, managing operations, and allocating capital and resources.

The CODM regularly reviews discrete financial information related to Builder+ and NodeOps, assessing financial performance based on gross profit (loss), direct operating expenses, and key financial metrics. These financial reviews direct operational decisions and shape capital deployment strategies for each activity.

While the CODM evaluates Builder+ and NodeOps separately, these activities share common economic characteristics, infrastructure, and operational oversight and are therefore aggregated into a single operating segment under ASC 280, Segment Reporting.

Consistent with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM for decision-making purposes. See Note 12 – Segment Information for more information.

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company generates revenue through 1) staking rewards generated from its blockchain infrastructure operations (NodeOps), and 2) gas fees earned from successful Ethereum block-building through Builder+. These revenues are collectively termed ‘Blockchain infrastructure revenues’ in the consolidated statements of operations.

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

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenues earned from the Company’s operations for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Revenues from blockchain infrastructure operations
NodeOps	$1,620,305	$1,339,628
Builder+	2,453,213	-
Total revenues	$4,073,518	$1,339,628

The following table details the native token rewards and their respective fair market value recognized as revenue during the years ended December 31, 2024 and 2023. Revenues earned from blockchain infrastructure staking activities through NodeOps include token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes as well as token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes and Validator Fees earned from third parties asset delegations to our nodes. Revenues earned from Ethereum block-building through Builder+ includes block rewards generated by BTCS Builders.

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

	For the Year Ended December 31,
	2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	261	$792,442	358	$639,357
Cosmos (ATOM)	52,509	$390,740	43,268	$408,964
Axie Infinity (AXS) *	22,997	$151,648	18,522	$127,691
Akash (AKT)	22,742	$81,292	11,666	$9,808
Solana (SOL) *	419	$62,210	474	$11,592
Avalanche (AVAX)	1,237	$39,255	664	$9,117
NEAR Protocol (NEAR) *	6,441	$36,457	5,494	$8,836
Kava (KAVA)	27,143	$15,263	53,435	$43,642
Kusama (KSM)	652	$15,746	820	$21,981
Polygon (POL fka MATIC) *	20,970	$12,728	24,878	$20,613
Polkadot (DOT) *	1,244	$8,021	1,371	$7,358
Rocket Pool (RPL) *	14	$170	-	$-
Tezos (XTZ) *	1,353	$1,182	2,413	$2,326
Mina (MINA)	6,480	$6,404	15,840	$10,959
Oasis Network (ROSE)	26,567	$3,254	98,001	$5,802
Cardano (ADA) *	5,010	$2,218	2,394	$775
Evmos (EVMOS) *	21,581	$1,275	89,591	$10,807
Total earned from blockchain infrastructure staking activities through NodeOps		$1,620,305		$1,339,628

*	All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from Ethereum block-building through Builder+

	For the Year Ended December 31,
	2024		2023
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	886	$2,453,213	-	$-
Total earned from Ethereum block building through Builder+	886	$2,453,213	-	$-

Cost of Revenues

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes and Builders, and allocated employee salaries dedicated to node maintenance and support. Additionally, the cost of revenues encompasses Validator Payments made from our Builder to Validators as well as fees paid to third parties for their assistance in software maintenance and node operations. These costs directly related to the production of revenues are collectively termed ‘Blockchain infrastructure expenses’ in the consolidated statements of operations.

The following table further details the costs of revenues for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Cost of staking revenues	$186,669	$359,778
Cost of Builder+ revenues	2,940,840	-
Total cost of revenues	$3,127,509	$359,778

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company’s significant estimates and assumptions include the recoverability and useful lives of indefinite life intangible assets, stock-based compensation, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the indefinite life intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as income tax expense. Since the Company’s inception, no such interest or penalties have been incurred.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assessed the classification of Common Stock purchase warrants as of the date of each offering and determined that such instruments originally met the criteria for equity classification; however, as a result of the Company no longer being in control of whether the warrants may be cash settled, the instruments no longer qualify for equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 5- Fair Value of Financial Assets and Liabilities).

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

Options

Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Volatility – The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. For options granted prior to January 1, 2025, historical volatility was based on the most recent volatility of the stock price over a period equivalent to the expected term of the option. For the most recent options granted on January 1, 2025, historical volatility was determined using a two-year lookback period. Management selected this approach to better reflect the Company’s current market conditions and exclude periods of non-representative volatility associated with significant changes in the Company’s business, market conditions, and capital structure. The two-year lookback period balances capturing industry and market cycles with avoiding outdated and non-representative data.

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

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Vesting Hurdle Price – The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates

Dividends

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

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $81,000 and $12,000 for the years ended December 31, 2024 and 2023, respectively.

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

For the year ended December 31, 2024, diluted loss per share excludes all potential common shares, including restricted stock units, options, warrants, and other convertible instruments, as their inclusion would be anti-dilutive due to the net loss reported for the period.

For the year ended December 31, 2023, the Company reported net income. As a result, diluted net income per share included potential common shares that were dilutive during the period.

The following financial instruments were from the calculation of diluted loss per share for the year ended December 31, 2024, as their effect was anti-dilutive:

As of December 31, 2024
Warrants to purchase common stock	712,500
Options	1,302,500
Non-vested restricted stock unit awards	1,140,971
Non-vested restricted common stock	232,552
Total	3,388,523

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) (“ASU 2023-08”), which is intended to improve the accounting for and disclosure of crypto assets. The ASU requires entities to subsequently measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The ASU also the requires specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-08 effective January 1, 2023, which had a material impact to its financial statement and related disclosures, which are further discussed in Note 3 – Changes in Accounting Principle.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and a location of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 12 – Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Changes in Accounting Principle

Effective January 1, 2023, the Company has elected to early adopt ASU No. 2023-08, resulting in a material change in accounting principle related to the Company’s accounting treatment of crypto assets.

As a result of the adoption of ASU No. 2023-08, crypto assets are recorded at their fair market value on its balance sheet and changes in the fair market value of its crypto assets during reporting periods are recorded within its consolidated statements of operations as unrealized appreciation (depreciation). Prior to adopting ASU No. 2023-08, crypto assets were accounted for as intangible assets with an indefinite life in accordance with ASC 350, Intangibles –Goodwill and Other, carrying them at their impaired value and recognizing impairment losses during reporting periods. Adoption of the fair market value guidance contained within ASU No. 2023-08 eliminates the need to calculate impairment losses on crypto assets for the year of adoption and moving forward.

The Company elected to early adopt the guidance contained with ASU No. 2023-08 as we believe that the specified changes in financial reporting better reflect the economic realities of the Company’s business model and the value of the crypto assets held, enhancing the transparency and accuracy of the consolidated financial statements.

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

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Crypto Assets

The following tables present the Company’s crypto assets held as of December 31, 2024 and 2023:

	As of December 31, 2024
Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	9,060	$12,958,468	$30,198,638
Cosmos (ATOM)	322,547	5,234,713	1,995,181
Solana (SOL)	7,038	486,861	1,329,855
Avalanche (AVAX)	19,085	1,168,537	678,454
Axie Infinity (AXS)	83,546	2,065,637	517,820
NEAR Protocol (NEAR)	86,650	199,237	424,934
Akash (AKT)	142,090	127,448	396,659
Kusama (KSM)	8,440	1,442,829	277,773
Kava (KAVA)	372,126	1,104,360	164,889
Polkadot (DOT)	9,904	147,699	65,701
Rocket Pool (RPL)	599	6,715	6,779
Total as of December 31, 2024		$24,942,504	$36,056,683

	As of December 31, 2023
Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	7,815	$8,862,438	$17,829,264
Cosmos (Atom)	270,098	4,843,231	2,860,870
Solana (SOL)	7,845	535,109	796,327
Avalanche (Avax)	17,842	1,129,281	687,713
Axie Infinity (AXS)	60,552	1,913,988	535,546
Polygon (Matic)	506,010	848,606	491,138
Oasis Network (ROSE)	2,647,629	157,541	363,571
Kusama (KSM)	7,313	1,427,083	329,353
Kava (KAVA)	345,394	1,089,300	301,429
NEAR Protocol (NEAR)	80,267	162,780	293,204
Akash (AKT)	119,071	46,156	291,574
Cardano (ADA)	265,254	402,901	157,615
Mina (MINA)	90,017	63,539	122,007
Polkadot (DOT)	8,650	139,711	70,879
Evmos (EVMOS)	345,777	97,404	43,886
Tezos (XTZ)	26,174	73,318	26,379
Band Protocol (BAND)	992	1,500	2,174
Total December 31, 2023		$21,793,886	$25,202,929

The following table presents a roll forward of the Company’s crypto asset activities for the years ended December 31, 2024 and 2023:

December 31, 2022 - Book Value	$7,535,913
Opening adjustment for change in accounting principle	4,986,377
Purchases of crypto assets	1,804,482
Rewards earned from blockchain infrastructure operations	1,339,628
Sales of crypto assets	(1,994,851)
Realized gains on sale of crypto assets	147,295
Realized losses on sale of crypto assets	(751,563)
Change in unrealized appreciation (depreciation) of crypto assets	12,135,648
December 31, 2023 - Fair Market Value	$25,202,929
Purchases of crypto assets	3,531,550
Rewards earned from blockchain infrastructure operations	4,073,518
Sales of crypto assets	(901,980)
Crypto payments	(2,765,731)
Realized gains on sale of crypto assets	405,633
Realized losses on sale of crypto assets	(1,173,008)
Change in unrealized appreciation (depreciation) of crypto assets	7,683,772
December 31, 2024 - Fair Market Value	$36,056,683

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2024 and 2023:

	Fair Value Measured at December 31, 2024
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$36,056,683	$36,056,683	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$36,156,683	$36,056,683	$-	$100,000
Liabilities
Warrant Liabilities	$267,900	$-	$-	$267,900

	Fair Value Measured at December 31, 2023
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$25,202,929	$25,202,929	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$25,302,929	$25,202,929	$-	$100,000
Liabilities
Warrant Liabilities	$213,750	$-	$-	$213,750

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2024 and 2023.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of December 31, 2024, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $100,000. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the warrant liabilities are recorded in “change in fair value of warrant liabilities” in the Company’s consolidated statements of operations.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants) at the Company. At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of December 31, 2024, the Company no longer maintained control of certain fundamental transactions as they did not control a majority of shareholder votes. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheets as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023, is as follows:

	December 31, 2024	December 31, 2023
Risk-free rate of interest	4.16%	4.23%
Expected volatility	120.67%	108.19%
Expected life (in years)	1.17	2.18
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2024 and 2023, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	December 31,	December 31,
	2024	2023
Beginning balance	$100,000	$100,000
Purchases	-	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$100,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	December 31,	December 31,
	2024	2023
Beginning balance	$213,750	$213,750
Warrant liabilities classification	-	-
Fair value adjustment of warrant liabilities	54,150	-
Ending balance	$267,900	$213,750

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At The Market Offering Agreement

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time, shares of the Company’s Common Stock through H.C. Wainwright, as agent. Initially, the aggregate offering price of shares issuable under the ATM Agreement was $98,767,500 (the “Shares”).

On October 4, 2024, the Company’s new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the prospectus to $250,000,000.

The Company will pay H.C. Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares.

During the year ended December 31, 2024, the Company sold a total of 2,021,361 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $6,905,000 at an average selling price of $3.42 per share, resulting in net proceeds of approximately $6,682,000 after deducting commissions and other transaction costs.

During the year ended December 31, 2023, the Company sold a total of 1,707,621 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $2,790,000 at an average selling price of $1.63 per share, resulting in net proceeds of approximately $2,688,000 after deducting commissions and other transaction costs.

Share-based Payments

Board Compensation

Effective January 19, 2023, the Board approved the issuance of $50,000 of common stock to each independent director. The shares will be issued in four equal installments ($12,500 each) at the end of each calendar quarter beginning March 31st, subject to continued service on each applicable issuance date. The number of shares issuable will be based on the closing price of the Company’s common stock on the last trading day prior to the end of the applicable calendar quarter. For the year ended December 31, 2024, 87,498 shares of common stock approximating $136,000 were issued to independent directors related to the quarterly approved issuances. For the year ended December 31, 2023, 122,124 shares of common stock approximating $150,000 were issued to independent directors related to the quarterly approved issuances.

Shares Issued in Lieu of Cash Compensation

On September 12, 2024, the Board approved a resolution to allow all employees, officers, and directors of the Company to elect to receive up to three months of their cash compensation in advance in the form of restricted common stock. This decision aimed to prevent disruptions in operations that could arise from the need to unstake and sell cryptocurrency to meet upcoming cash requirements. The approval of this equity compensation plan was in response to extensive delays (over 4 months) by the U.S. Securities and Exchange Commission in reviewing our responses to a comment letter that contained seven comments primarily comprised of future filing requests and immaterial comments. On September 13, 2024, in a collective effort to support the Company’s operations and strategy, all employees, directors, and officers (collectively 9 individuals) accepted part of their compensation as equity. This resulted in the issuance of 380,399 restricted common stock shares approximating $430,000. Of the shares issued, 32,429 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 347,970 shares.

Performance Bonus Payments

For the year ended December 31, 2024, 414,148 shares of common stock were issued to officers related to payment of 2023 accrued bonus compensation totaling approximately $675,000. Of the shares issued, 43,220 shares were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 370,928 shares.

For the year ended December 31, 2023, 410,317 shares of common stock were issued to officers related to payment of 2022 accrued bonus compensation totaling approximately $264,000. Of the shares issued, 55,604 shares were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 354,713 shares.

Bonus shares

On December 12, 2024, the Board of Directors approved the issuance of 12,500 shares of restricted common stock to a non-executive employee as a discretionary bonus. These shares will vest in equal installments over five years, with 2,500 shares vesting at the end of each calendar year, beginning December 31, 2025, and continuing through December 31, 2029.

Issuance of Restricted Stock to Service Providers

During the year ended December 31, 2023, the Company issued to one service provider a total of approximately 12,500 shares of restricted Common Stock, representing a total fair value of $59,000.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2024, the Company issued 465,402 additional shares of Series V Preferred Stock in connection with the vesting of employee RSUs. Of these, 367,108 shares were unrestricted, and 98,294 shares were restricted and remain subject to time-based vesting conditions. The restricted shares of Series V will vest over a period of one to three years, with full vesting expected by December 31, 2027.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

A summary of options activity under the Company’s stock option plan for the years ended December 31, 2024 and 2023 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2022	1,150,000	$2.15	$-	3.3
Employee options granted	85,000	1.29	-	5.0
Employee options forfeited	(35,000)	1.02	11,100	-
Options outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Options vested and exercisable as of December 31, 2023	1,145,000	$2.15	$-	2.3

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	120,000	1.52	-	4.6
Employee options expired	(17,500)	10.30	-	-
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Options vested and exercisable as of December 31, 2024	1,141,250	$2.02	$649,125	1.3

The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2024 and 2023, using the Black-Scholes model:

	For the Year Ended December 31,
	2024	2023
Exercise price	$1.52	$1.29
Term (years)	5.00	5.00
Expected stock price volatility	141.86%	151.32%
Risk-free rate of interest	4.50%	3.97%

These assumptions are consistent with the methods described in Note 2 – Summary of Significant Accounting Policies.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

On December 29, 2023, upon recommendation of the Compensation Committee, the Board approved the grant of 50,000 RSUs to each of its executive officers (Messrs. Allen, Handerhan, Prevoznik and Paranjape), effective January 1, 2024. The RSUs granted vest annually over a 5-year period (10,000 per year) with the first vesting date of December 31, 2024 and each subsequent vesting on the one-year anniversary of the first vesting date, subject to continued employment on each applicable vesting date.

On January 12, 2024, Messrs. Allen and Handerhan forfeited their respective 50,000 RSUs for personal reasons, effective January 1, 2024. Subsequently, effective January 12, 2024, the Board approved the grant of 50,000 additional RSUs to Mr. Prevoznik and Mr. Paranjape, each, which vest annually over a 5-year period (10,000 per year) with the first vesting date of December 31, 2024 and each subsequent vesting on the one-year anniversary of the first vesting date, subject to continued employment on each applicable vesting date.

Long-Term Incentive Plan (LTI) RSUs

On January 2, 2022, the Board approved grants of RSUs (“LTI RSUs”) under the Company’s Long-Term Incentive Plan (“LTI”) to executive officers. These RSUs were initially subject to vesting upon achievement of market capitalization thresholds of $100 million, $150 million, $200 million, and $400 million, sustained for 30 consecutive days. On February 22, 2022, upon the appointment of the Chief Technology Officer, additional LTI RSUs were granted under the same terms.

Effective January 1, 2023, the Board approved an amendment to the LTI plan, reducing the market capitalization thresholds to $50 million, $100 million, $150 million, and $300 million. The modification resulted in an increase in fair value of $83,000, which was added to unrecognized compensation expense in accordance with ASC 718 – Share-Based Compensation.

The fair value of market-based LTI RSUs is estimated using a Monte Carlo simulation. The following assumptions were used to determine fair value as of the January 1, 2023, modification date:

January 1, 2023 (Modification)
Vesting Hurdle Price	$3.81 - $30.52
Term (years)	4.00
Expected stock price volatility	97.30%
Risk-free rate of interest	4.10%

For awards vesting upon the achievement of a service condition, compensation cost measured on the grant date will be recognized on a straight-line basis over the vesting period. Stock-based compensation expense for the market-based restricted stock units with explicit service conditions is recognized on a straight-line basis over the longer of the derived service period or the explicit service period, regardless of whether the market condition is satisfied. However, in the event that the explicit service period is not met, previously recognized compensation cost would be reversed. Market-based restricted stock units subject to market-based performance targets require achievement of the performance target as well as a service condition in order for these LTI RSUs to vest.

On December 12, 2024, the Company achieved the $50 million market capitalization threshold, triggering the vesting of certain performance-based LTI RSUs granted to the Company’s executive officers. As a result of meeting this threshold, 342,082 shares of common stock and 342,082 shares of Series V preferred stock vested and were issued to executive officers. Of the common stock, 45,479 shares of common stock were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 296,603 shares of common stock.

In addition, 38,242 restricted shares of common stock and 38,242 restricted shares of Series V were issued as a result of achieving the performance milestone under the LTI plan. These restricted shares remain subject to time-based vesting conditions and will vest over a two-year period, with full vesting expected by December 31, 2026.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accelerated Vesting of RSUs and Conversion to Restricted Common Stock

On December 12, 2024, the Board approved a resolution allowing recipients of RSUs with time-based vesting criteria to elect to accelerate vesting and convert their RSUs into restricted shares of Common Stock. The restricted shares issued under this resolution remain subject to the original time-based vesting schedules of the RSUs. Additionally, the Board approved a resolution to accelerate the vesting of RSUs that were originally scheduled to vest on December 31, 2024 without restriction. This action was taken to reduce the administrative burden on the Company and align the vesting date with the issuance of other accelerated RSUs.

Effective December 12, 2024, the vesting of 220,052 RSUs was accelerated and converted into restricted shares of Common Stock issued to executive officers. As a portion of these RSUs was eligible for the Series V share dividend, an additional 60,052 restricted shares of Series V preferred stock were issued. These restricted shares retained their original time-based vesting schedules, ranging from one to five years.

Additionally, 65,026 shares of unrestricted Common Stock and, due to dividend eligibility, 25,026 unrestricted shares of Series V preferred stock were issued as a result of the Board-approved accelerated vesting of outstanding RSUs originally scheduled to vest on December 31, 2024.

Of the total issuances related to the accelerated vesting of RSUs on December 12, 2024, 62,718 unrestricted shares were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 2,308 shares of unrestricted Common Stock.

The following table summarizes restricted Common Stock activity under the 2021 Plan for the years ended December 31, 2024 and 2023:

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2023	-
Converted from restricted stock units	220,052
Granted	12,500
Outstanding and nonvested as of December 31, 2024	232,552

RSU Activity Summary

The following table summarizes RSU activity under the 2021 Plan for the years ended December 31, 2024 and 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,590,553	$3.34
Granted	50,000	0.63
Vested	(34,180)	3.55
Nonvested as of December 31, 2023	1,606,373	$3.25
Granted	300,000	1.71
Vested	(445,350)	3.13
Vested and converted to restricted common shares	(220,052)	2.04
Forfeited	(100,000)	1.63
Nonvested as of December 31, 2024	1,140,971	$3.27

Stock-based Compensation

Stock-based compensation expenses are recorded as a part of general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expenses for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2024	2023
Employee stock option awards	$2,973,503	$11,726
Employee restricted stock unit awards	1,188,963	956,526
Employee stock-based salary payments and bonus awards	1,176,679	675,061
Non-employee restricted stock awards	165,011	195,784
	$5,504,156	$1,839,097

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2024 and 2023:

Number of Warrants
Outstanding as of December 31, 2022	912,500
Expiration of warrants	(200,000)
Outstanding as of December 31, 2023	712,500
Expiration of warrants	-
Outstanding as of December 31, 2024	712,500

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 6, 2019 we amended the Allen Employment Agreement whereby the annual salary was increased to $345,000 per year effective January 1, 2019, subject to a 4.5% annual increase each subsequent year to adjust for inflation. All other terms of the Allen Employment Agreement remained unchanged including the Annual Increase. For the year ended December 31, 2024, Mr. Allen’s annual base salary was $429,933.

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

On January 19, 2022, the Board approved a salary increase for Michael Handerhan to $275,000, effective January 1, 2022. For the year ended December 31, 2024 Mr. Handerhan’s annual base salary was $300,307.

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

For the year ended December 31, 2024 Mr. Prevoznik’s annual base salary was $245,706.

On January 1, 2025, the Board approved a salary increase for Michael Prevoznik to $260,000, effective January 1, 2025.

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

For the year ended December 31, 2024 Mr. Paranjape’s annual base salary was $245,706.

On February 3, 2025, Mr. Paranjape resigned as Chief Technology Officer of BTCS Inc.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonuses

2023 Bonuses

On May 11, 2023, upon recommendation of the Compensation Committee, the Board approved a performance-based Annual Cash Incentive Plan (“ACIP”) for fiscal year 2023. Under the ACIP, executives were eligible to receive bonuses of up to 64% to 128% of their base salary, contingent on achieving key performance milestones established by the Board. Bonuses were payable in cash and/or equity, at the sole discretion of the Board, and based on the closing price of the Company’s Common Stock on December 31, 2023.

On December 29, 2023, the Board approved aggregate payouts of $705,061 for fiscal year 2023 performances allocated as follows:

Executive	Bonuses for the Year Ended December 31, 2023
Charles Allen - CEO	$354,849
Michal Handerhan - COO	151,164
Michael Prevoznik - CFO	101,399
Manish Paranjape - CTO	97,649
Total Performance Bonuses Earned	$705,061

Of the total performance bonuses earned by Officers for fiscal year 2023, $30,000 was paid in cash, with the remainder awarded in 414,148 shares of restricted Common Stock.

2024 Bonuses

On April 11, 2024, the Board approved the ACIP for fiscal year 2024, increasing the potential bonus range to 163% to 195% of base salary. As in prior years, bonuses were contingent on achieving performance milestones established by the Board and payable in cash, incentive stock options, and/or restricted shares of Common Stock, at the sole discretion of the Board, and based on the closing price of the Company’s Common Stock on December 31, 2024.

On January 1, 2025, the Board approved aggregate payouts of $1,916,909 for fiscal year 2024 performance, allocated as follows:

Bonuses for the Year Ended December 31, 2024
Charles Allen - CEO	$739,324
Michal Handerhan - COO	473,381
Michael Prevoznik - CFO	352,102
Manish Paranjape - CTO	352,102
Total Performance Bonuses Earned	$1,916,909

Of the total performance bonuses earned by Officers for fiscal year 2024, approximately $200,000 was paid in cash, with the remainder awarded in 319,930 shares of restricted Common Stock and 1,234,795 incentive stock options. The equity awards disclosed here pertain only to Officers, whereas Footnote 6 – Stockholders’ Equity includes total equity awards granted to both Officers and other employees.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accrued Expenses

As of December 31, 2024 and 2023, the Company had accrued expenses consisting of the following:

	December 31, 2024	December 31, 2023
Accrued compensation	$3,907,091	$712,092
Accounts payable and accrued expenses	70,444	55,058
	$3,977,535	$767,150

Accrued compensation and related expenses include approximately $3,907,000 and $710,000 related to performance bonus accruals as of December 31, 2024 and 2023, respectively.

The accrued compensation balance for 2024 reflects stock-based compensation expenses associated with the performance bonuses approved by the Board on January 1, 2025 as well as discretionary bonuses accrued for non-officer employees. While the total bonus amounts for officers approved for fiscal year 2024 were $1,916,909 (as disclosed in Note 7 – Executive Compensation), the portion allocated to incentive stock options was recognized at a higher expense for accounting purposes, as required under U.S. GAAP. The stock-based compensation charges for the options component were determined using the Black-Scholes valuation model, resulting in a higher accrued amount.

Note 9 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the years ended December 31, 2024 and 2023, the Company made contributions to the 401(k) Plan of $109,000 and $95,000, respectively.

Note 10 – Liquidity

The Company follows “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $139,948,000 as of December 31, 2024, and net cash used in operating activities of approximately $3,530,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue; however, the Company’s cash position and liquid crypto assets are sufficient to support its daily operations over the next twelve months.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2024 and 2023 are comprised of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Federal net-operating loss carryforward	$4,319,838	$3,488,995
State net-operating loss carryforward	845,420	592,038
Other (non-qualified stock options)	-	15,997
R&D Capitalization Sec 174	166,015	-

Total deferred tax assets	5,331,273	4,097,030
Deferred tax liabilities:
Unrealized gains on crypto assets	2,337,619	715,899
Total deferred tax liabilities	2,337,619	715,899
Valuation allowance	(2,993,654)	(3,381,131)
Deferred tax assets, net	$-	$-

At December 31, 2024, the Company had net operating loss (“NOL”) carry forwards for federal and state tax purposes of approximately $33,665,000 which begins to expire in 2034. The 20-year carryforward period has been replaced with an indefinite carryforward period for these NOLs generated in tax years beginning after December 31, 2017 and future years.

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

As of December 31, 2024, the Company had a deferred tax liability related to the unrealized gains on its crypto assets amounting to approximately $2,338,000. The final tax impact could significantly differ from current estimates due to future market fluctuations and changes in tax laws.

Therefore, Management of the Company has recorded a full valuation reserve, since it is more likely than not that no benefit will be realized for the deferred tax assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which those temporary differences become deductible. Management evaluates the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.

As a result of the deferred tax liability arising from unrealized crypto gains, the valuation allowance was partially reduced by approximately $387,000 as of December 31, 2024. However, due to the Company’s continued history of operating losses and lack of clear evidence of sustained profitability, a full release of the valuation allowance remains unjustified at this time.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2024	2023
Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
State Taxes, Net of Federal Tax Benefit	(6.46)%	(6.48)%
Federal tax rate change	0.00%	0.00%
Other	27.46%	27.48%
Change in Valuation Allowance	(0.00)%	(0.00)%
Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2024 and 2023.

BTCS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Segment Information

The Company operates as a single reportable segment focused on blockchain infrastructure, which consists of two primary revenue-generating activities: Validator Node Operations (“NodeOps”) and Ethereum Block Building (“Builder+”). NodeOps includes revenue generated from staking rewards earned by BTCS’s own proof-of-stake crypto assets, as well as validator fees collected from third-party delegations. Builder+ generates revenue from gas fees embedded in successfully finalized Ethereum blocks constructed by the Builder.

Gross profit (loss) is the primary segment performance measure reviewed by the CODM for operational and capital allocation decisions.

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	NodeOps	Builder+	Total
Revenues from blockchain infrastructure operations	$1,620,305	$2,453,213	$4,073,518
Less: Cost of Revenues
Validator Payments	-	2,765,735	2,765,735
Cloud and server hosting costs	142,187	125,149	267,336
Compensation costs	30,372	48,770	79,142
Third-party contractor support costs	14,110	1,186	15,296
Gross profit (loss)	$1,433,636	$(487,627)	$946,009

	For the Year Ended December 31, 2023
	NodeOps	Builder+	Total
Revenues from blockchain infrastructure operations	$1,339,628	$-	$1,339,628
Less: Cost of Revenues
Validator Payments	-	-	-
Cloud and server hosting costs	324,644	-	324,644
Compensation costs	24,857	-	24,857
Third-party contractor support costs	10,277	-	10,277
Gross profit (loss)	$979,850	$-	$979,850

The following table reconciles total segment gross profit to consolidated net income (loss):

	For the Year Ended December 31,
	2024	2023
Gross profit	946,009	979,850
Total operating expenses	(9,874,805)	(5,296,770)
Other income (expense)	7,657,622	12,135,648
Net income (loss)	$(1,271,174)	$7,818,728

Note 13 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

ATM Sales

During the period from January 1, 2025 to March 17, 2025, the Company sold a total of 33,352 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $69,000 at an average selling price of $2.08 per share, resulting in net proceeds of approximately $67,000 after deducting commissions and other transaction costs.

Payment of 2024 Performance Bonuses

On January 1, 2025, the Company issued 329,110 shares of common stock to officers and employees as part of the payment of accrued bonus compensation for the year ended December 31, 2024. The total fair value of the shares issued was approximately $813,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 33,731 shares were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 295,379 shares of common stock.

In addition to the stock issuance, the Company paid approximately $221,000 in cash bonuses to officers and employees, consistent with the terms of the 2024 Annual Incentive Plan.

As part of the payment of accrued bonus compensation for the year ended December 31, 2024, the Company also issued 1,312,068 options to employees and officers. The options were granted under the Company’s 2021 Equity Incentive Plan with an expiration term of 7 years.

The fair value of the options was estimated at approximately $2,872,000 using the Black-Scholes valuation model with the following assumptions:

Assumption	Value
Exercise Price	$2.47
Expected Stock Price Volatility	113.88%
Risk-Free Interest Rate	4.16%
Expiration Term (Years)	7.00
Dividend Yield	0.00%

The total compensation expense associated with the 2024 performance bonuses was accrued as of December 31, 2024, in accordance with ASC 718 – Share-Based Compensation and ASC 710 – Compensation. The settlement of the bonuses in 2025 via a combination of cash, shares, and options aligns with the terms of the 2024 Annual Incentive Plan. There is no additional financial impact in 2025 related to the settlement, as the full expense was recognized in 2024.

LTI RSU Issuance

On January 1, 2025, the Board approved the grant of 150,000 RSUs under the Company’s Long-Term Incentive Plan (“LTI”) to a non-officer employee. These RSUs are subject to both market capitalization and time-based vesting conditions.

The RSUs vest in three equal tranches of 50,000 RSUs each, based on the Company achieving and sustaining specific market capitalization thresholds for 30 consecutive days on or before December 31, 2026, as follows:

Market Cap Vesting Thresholds
$ 100 million	$ 150 million	$ 300 million
50,000	50,000	50,000

Any RSUs for which the market capitalization condition is not met by December 31, 2026, will expire.

For any tranche in which the market capitalization condition is achieved, the RSUs remain subject to a time-based vesting schedule, with 20% of eligible RSUs vesting annually over five years, beginning on each December 31, 2025 through 2029, provided the grantee remains in continuous service through each vesting date.

The fair value of these market-based RSUs was determined using a Monte Carlo simulation. The following assumptions were used to determine fair value as of the grant date, January 1, 2025:

January 1, 2025
Vesting Hurdle Price	$5.26 - $15.79
Term (years)	2.00
Expected stock price volatility	92.70%
Risk-free rate of interest	4.25%

The Company will recognize compensation expense for these RSUs over the requisite service period, subject to acceleration upon meeting the market capitalization criteria.

Accelerated Vesting of RSUs and Conversion to Restricted Common Stock

On January 13, 2025, the vesting of 1,170,834 RSUs was accelerated and converted into restricted shares of Common Stock issued to executive officers and employees. As a portion of these RSUs was eligible for the Series V share dividend, an additional 1,020,834 restricted shares of Series V preferred stock were issued.

The newly issued restricted shares of Common Stock and Series V preferred stock retain their original market capitalization-based vesting conditions, as well as their time-based vesting schedules, which range from one to five years.

