Form 10-Q
period 2025-03-31
BTCS Inc.
filed 2025-05-15
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________.

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

As of May 13, 2025, there were 21,095,390 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$269,929	$1,977,778
Stablecoins	38,596	39,545
Crypto assets	394,614	646,539
Staked crypto assets	19,738,958	35,410,144
Prepaid expenses	236,036	63,934
Total current assets	20,678,133	38,137,940

Other assets:
Investments, at value (Cost $350,000)	350,000	100,000
Property and equipment, net	6,515	7,449
Total other assets	356,515	107,449

Total Assets	$21,034,648	$38,245,389

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$121,314	$70,444
Accrued compensation	312,063	3,907,091
Warrant liabilities	42,750	267,900
Total current liabilities	476,127	4,245,435

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized;
Series V Preferred Stock; 16,004,738 and 15,033,231 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,818,271	2,646,314
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 20,206,880 and 18,717,743 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	20,207	18,718
Additional paid-in capital	174,937,017	171,283,199
Accumulated deficit	(157,216,974)	(139,948,277)
Total stockholders’ equity	20,558,521	33,999,954

Total Liabilities and Stockholders’ Equity	$21,034,648	$38,245,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues
Blockchain infrastructure revenues	$1,688,935	$451,386
Total revenues	1,688,935	451,386

Cost of revenues
Blockchain infrastructure costs	1,568,659	160,625
Gross profit	120,276	290,761

Operating expenses:
General and administrative	558,388	487,599
Research and development	209,251	146,549
Compensation and related expenses	688,202	455,779
Marketing	245,172	57,602
Realized (gains) losses on crypto asset transactions	1,382,288	(10,687)
Total operating expenses	3,083,301	1,136,842

Other income (expenses):
Change in unrealized appreciation (depreciation) of crypto assets	(14,530,822)	13,102,667
Change in fair value of warrant liabilities	225,150	-
Total other income (expenses)	(14,305,672)	13,102,667

Net income (loss)	$(17,268,697)	$12,256,586

Basic net income (loss) per share attributable to common stockholders	$(0.86)	$0.78
Diluted net income (loss) per share attributable to common stockholders	$(0.86)	$0.63

Basic weighted average number of common shares outstanding	19,967,045	15,691,677
Diluted weighted average number of common shares outstanding, basic and diluted	19,967,045	19,410,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

 For the Three Months Ended March 31, 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743	(2)	$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	127,249		127	228,828	-	228,955
Stock-based compensation	1,020,834		180,688	1,491,215		1,491	3,678,188	-	3,860,367
Forfeiture of stock-based awards	(49,327)		(8,731)	(129,327)		(129)	(253,198)	-	(262,058)
Net income (loss)	-		-	-		-	-	(17,268,697)	(17,268,697)
Balance March 31, 2025	16,004,738	(1)	$2,818,271	20,206,880	(2)	$20,207	$174,937,017	$(157,216,974)	$20,558,521

(1)	Includes 1,069,801 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 1,312,301 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.

For the Three Months Ended March 31, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)	$26,165,791
Stock-based compensation	-	-	385,134	385	877,657	-	878,042
Net income	-	-	-	-	-	12,256,586	12,256,586
Balance March 31, 2024	14,567,829	$2,563,938	15,705,415	$15,707	$163,141,291	$(126,420,517)	$39,300,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net Cash flows used in operating activities:
Net income (loss)	$(17,268,697)	$12,256,586
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	879	1,495
Stock-based compensation	3,598,309	878,042
Blockchain infrastructure revenue	(1,688,935)	(451,386)
Builder payments (non-cash)	1,480,324	65,613
Blockchain network fees (non-cash)	3,054	-
Change in fair value of warrant liabilities	(225,150)	-
Realized losses on crypto assets transactions	1,382,288	(10,687)
Change in unrealized (appreciation) depreciation of crypto assets	14,530,822	(13,102,667)
Changes in operating assets and liabilities:
Stablecoins	949	6,247
Prepaid expenses and other current assets	(172,102)	30,841
Receivable for capital shares sold	-	291,440
Accounts payable and accrued expenses	50,870	(28,865)
Accrued compensation	(3,595,028)	(705,673)
Net cash used in operating activities	(1,902,417)	(769,014)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(48,940)	(18,719)
Sale of productive crypto assets	264,498	-
Purchase of investments	(250,000)	-
Purchase of property and equipment	(1,695)	-
Sale of property and equipment	1,750	-
Net cash provided by (used in) investing activities	(34,387)	(18,719)

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	228,955	-
Net cash provided by financing activities	228,955	-

Net (decrease)/increase in cash	(1,707,849)	(787,733)
Cash, beginning of period	1,977,778	1,458,327
Cash, end of period	$269,929	$670,594

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$180,688	$-

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

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended March 31, 2025 are not necessarily indicative of results for the full year ending December 31, 2025. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024.

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation in the unaudited condensed consolidated financial statements and accompanying notes. The reclassifications did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Note 3 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Annual Report on the Company’s Form 10-K filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of March 31, 2025 and December 31, 2024, the Company had approximately $270,000 and $1,978,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025 and December 31, 2024, the Company had approximately $0 and $1,474,000 in excess of the FDIC insured limit, respectively.

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

Accounting for Crypto Assets

Fair Market Value

Crypto assets are measured at their respective fair market values using the last close price of the day in the UTC time zone at each reporting period end on the balance sheets and classified as either ‘Staked Crypto Assets’ or ‘Crypto Assets’ to distinguish their nature within the respective balances. Staked crypto assets are presented as current assets if their lock-up periods are less than 12 months, and as long-term other assets if the lock-up extends beyond one year. The majority of our crypto assets are staked, typically with lock-up periods of less than 28 days, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace, as we have a reasonable expectation that they will be realized in cash or sold or consumed during the normal operating cycle of our business to support operations when needed

Cost Basis

Effective January 1, 2025, the Company enhanced its accounting systems and processes related to the receipt and valuation of crypto assets. As a result of these enhancements, the Company updated its accounting policy for determining the cost basis of crypto assets received. The cost basis is now measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60.

Prior to January 1, 2025, the cost basis of crypto assets was measured using the last close price of the day in the UTC (Coordinated Universal Time) time zone on the date of receipt.

The change has been applied prospectively and did not have a material impact on the Company’s financial statements.

Cost Relief in Determining Realized Gains and Losses

In conjunction with ongoing system and process enhancements, the Company updated its method for determining the cost basis of crypto assets used in computing realized gains and losses. Effective January 1, 2025, the Company adopted the Last-In, First-Out (“LIFO”) method for determining the cost basis of crypto assets disposed of. This method assumes that the most recently acquired assets are sold or used first and replaces the Company’s previous use of the specific identification method, which tracked the actual cost of each individual asset sold.

The Company determined that the change in accounting principle is preferable as it better aligns with the Company’s operational systems and financial reporting objectives. The change has been applied prospectively beginning January 1, 2025, as retrospective application was deemed impracticable due to the nature of prior lot-level selection processes under the specific identification method.

Realized gains (losses) on sale of crypto assets are included in other income (expenses) in the consolidated statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately ($1,382,000) and $11,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company does not believe the change materially impacts comparability of results. While the realized loss for the three months ended March 31, 2025, reflects application of the new LIFO method, it is not practicable to quantify the exact impact of the change as compared to the prior method, given the subjective lot selection involved in specific identification. Based on this assessment, the Company does not believe the change has a material effect on the consolidated financial statements.

Presentation of Crypto Assets in Financial Statements

The classification of purchases and sales in the consolidated statements of cash flows is determined based on the nature of the crypto assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking) or ‘non-productive’ (e.g., bitcoin). Acquisitions of non-productive crypto assets are treated as operating activities, while acquisitions of productive crypto assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities. Productive crypto assets staked with lock-up periods of less than 12 months are listed as current assets in the ‘Staked Crypto Assets’ line item on the balance sheet. Staked crypto assets with lock-up periods exceeding 12 months are categorized as long-term other assets. Non-productive crypto assets are included in the ‘Crypto Assets’ line item on the balance sheet.

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

Consistent with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM for decision-making purposes. See Note 10 – Segment Information for more information.

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

Blockchain Infrastructure (NodeOps)

The Company engages in network-based smart contracts by running its own crypto asset validator nodes as well as by staking (or “delegating”) crypto assets directly to both its own validator nodes and nodes run by third-party operators. Through these contracts, the Company provides crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically lasts from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract.

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

The Company recognizes revenue, reflecting the fair value of the total gas fees earned from the constructed block.

The following table summarizes the revenues earned from the Company’s operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Revenues from blockchain infrastructure operations
NodeOps	$339,291	$418,353
Builder+	1,349,644	33,033
Total revenues	$1,688,935	$451,386

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three months ended March 31, 2025 and 2024. Revenues earned from blockchain infrastructure staking activities through NodeOps include token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes as well as token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes and Validator Fees earned from third-parties asset delegations to our nodes. Revenues earned from Ethereum block-building through Builder+ includes block rewards generated by BTCS Builders.

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

	For the Three Months Ended March 31,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	70	$186,195	65	$188,078
Cosmos (ATOM)	16,313	$84,850	11,166	$121,074
Solana (SOL)*	117	$20,603	119	$15,372
Axie Infinity (AXS)*	6,318	$18,523	5,381	$48,322
Akash (AKT)	5,957	$11,835	4,575	$18,746
NEAR Protocol (NEAR)*	2,032	$7,472	714	$4,422
Avalanche (AVAX)	290	$6,405	-	$-
Kava (KAVA)	7,011	$3,245	6,292	$5,252
Stader (SD)*	126	$89	-	$-
Polkadot (DOT)*	9	$40	360	$2,957
Rocket Pool (RPL)*	10	$34	-	$-
Kusama (KSM)	-	$-	10	$475
Polygon (POL)*	-	$-	6,230	$5,731
Tezos (XTZ)*	-	$-	318	$367
Mina (MINA)	-	$-	2,880	$3,646
Oasis Network (ROSE)	-	$-	16,137	$2,218
Cardano (ADA)*	-	$-	1,289	$753
Evmos (EVMOS)*	-	$-	11,426	$940
Total earned from blockchain infrastructure staking activities through NodeOps		$339,291		$418,353

*	All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from block-building through Builder+

	For the Three Months Ended March 31,
	2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	494	$1,349,644	11	$33,033
Total earned from block-building through Builder+	494	$1,349,644	11	$33,033

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

The following table further details the costs of revenues for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Cost of staking revenues	$46,766	$51,953
Cost of Builder revenues	1,521,893	108,672
Total cost of revenues	$1,568,659	$160,625

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

The Company assessed the classification of Common Stock purchase warrants as of the date of each offering and determined that such instruments originally met the criteria for equity classification; however, as a result of the Company no longer being in control of whether the warrants may be cash settled, the instruments no longer qualify for equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 5 - Fair Value of Financial Assets and Liabilities).

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

Expected Volatility – The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. For options granted prior to January 1, 2025, historical volatility was based on the most recent volatility of the stock price over a period equivalent to the expected term of the option. For options granted on or after January 1, 2025, historical volatility is determined using a two-year lookback period. Management selected this approach to better reflect the Company’s current market conditions and exclude periods of non-representative volatility associated with significant changes in the Company’s business, market conditions, and capital structure. The two-year lookback period balances capturing industry and market cycles with avoiding outdated and non-representative data.

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

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $245,000 and $58,000 for the three months ended March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2025, diluted loss per share excludes all potential common shares, including restricted stock units, options, warrants, and other convertible instruments, as their inclusion would be anti-dilutive due to the net loss reported for the period.

For the three months ended March 31, 2024, the Company reported net income. As a result, diluted net income per share included potential common shares that were dilutive during the period.

The following financial instruments were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024, as their effect was anti-dilutive:

As of March 31, 2025
Warrants to purchase common stock	712,500
Options	2,729,568
Non-vested restricted stock unit awards	-
Non-vested restricted common stock	1,312,301
Total	4,754,369

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) (“ASU 2023-08”), which is intended to improve the accounting for and disclosure of crypto assets. The ASU requires entities to subsequently measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The ASU also requires specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-08 effective January 1, 2023.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and a location of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 10 – Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impacts of ASU 2023-09 on its financial statements.

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

Note 4 – Crypto Assets

The following table presents the Company’s crypto assets held as of March 31, 2025:

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH)	9,063	$12,950,051	$16,529,501
Cosmos (ATOM)	338,838	5,319,719	1,482,550
Solana (SOL)	7,155	507,441	891,270
Avalanche (AVAX)	19,375	1,175,000	363,863
Axie Infinity (AXS)	89,864	2,084,245	262,942
NEAR Protocol (NEAR)	88,682	206,729	222,326
Akash (AKT)	148,045	140,078	172,546
Kava (KAVA)	379,137	1,107,621	164,408
BNB Chain (BNB)	69	48,816	41,493
Rocket Pool (RPL)	609	6,749	2,673
Total		$23,546,449	$20,133,572

Note 5 – Fair Value of Financial Assets and Liabilities

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2025 and December 31, 2024:

	Fair Value Measured at March 31, 2025
	Balance at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$20,133,572	$20,133,572	$-	$-
Investments	350,000	-	-	350,000
Total Assets	$20,483,572	$20,133,572	$-	$350,000
Liabilities
Warrant Liabilities	$42,750	$-	$-	$42,750

	Fair Value Measured at December 31, 2024
	Balance at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$36,056,683	$36,056,683	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$36,156,683	$36,056,683	$-	$100,000
Liabilities
Warrant Liabilities	$267,900	$-	$-	$267,900

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of March 31, 2025 and December 31, 2024, the Company’s Level 3 investments were carried at the original cost of the investments, with a value of $350,000 and $100,000, respectively. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants). At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of March 31, 2025, the Company no longer maintained control of certain fundamental transactions because it did not hold a majority of shareholder voting power. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of March 31, 2025 and December 31, 2024, is as follows:

	March 31, 2025	December 31, 2024
Risk-free rate of interest	4.03%	4.16%
Expected volatility	116.29%	120.67%
Expected life (in years)	0.93	1.17
Expected dividend yield	-	-

The risk-free interest rate was based on rates established by the Federal Reserve Bank. For the Warrants, the Company estimates expected volatility, giving primary consideration to the historical volatility of its Common Stock. The expected volatility is calculated using the standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not historically paid dividends on its Common Stock and does not expect to pay recurring dividends on its Common Stock in the future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2025 and 2024, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	March 31,	March 31,
	2025	2024
Beginning balance	$100,000	100,000
Purchases	250,000	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$350,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	March 31,	December 31,
	2025	2024
Beginning balance	$267,900	$213,750
Fair value adjustment of warrant liabilities	(225,150)	54,150
Ending balance	$42,750	$267,900

Note 6 – Stockholders’ Equity

Common Stock

As of March 31, 2025, the Company had 975,000,000 shares of common stock, $0.001 par value, authorized, of which 20,206,880 shares were issued and outstanding.

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

The Company shall pay H.C. Wainwright a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares under the ATM Agreement.

During the three months ended March 31, 2025, the Company sold a total of 127,249 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $238,000 at an average selling price of $1.87 per share, resulting in net proceeds of approximately $229,000 after deducting commissions and other transaction costs.

Share Based Payments

Board Compensation

The Company issues $12,500 of common stock to each independent director at the end of each calendar quarter, subject to continued service. The number of shares is determined based on the closing price of the Company’s common stock on the last trading day of the applicable quarter. For the three months ended March 31, 2025, the Company issued 25,002 shares of common stock with a grant date fair value of approximately $38,000 to independent directors.

Performance Bonus Payments

For the three months ended March 31, 2025, the Company issued 329,110 shares of common stock to officers and employees as part of the payment of accrued bonus compensation for the year ended December 31, 2024. The total fair value of the shares issued was approximately $813,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 33,731 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 295,379 shares of common stock.

Preferred Stock

Series V Preferred Stock

The Company previously designated and issued 14,542,803 shares of Series V Preferred Stock (“Series V”) on June 2, 2023 to shareholders of record as of May 12, 2023. The Series V: (i) is non-convertible (subject to potential conversion rights, as described below), (ii) has a 20% liquidation preference over the shares of common stock, (iii) is non-voting, and (iv) has certain rights to dividends and distributions (at the discretion of the Board of Directors).

On September 6, 2024, at the Company’s 2024 Annual Meeting, stockholders approved an amendment to the Series V Certificate of Designation granting the Board the discretion to convert each share of Series V into one share of common stock. As of March 31, 2025, the Board has not filed the amendment or elected to convert any Series V shares.

For the three months ended March 31, 2025, the Company issued 1,020,834 restricted shares of Series V in connection with the vesting of employee restricted stock units (“RSUs”). These restricted shares remain subject to forfeiture if specified market capitalization thresholds are not achieved within the applicable performance measurement period. Of this amount, 166,668 shares are also subject to time-based vesting conditions requiring continued service over the vesting period.

On February 3, 2025, 49,327 restricted shares of Series V were forfeited following the resignation of the Company’s Chief Technology Officer. These shares were returned to the Company and are no longer outstanding.

As of March 31, 2025, a total of 971,507 restricted shares of Series V Preferred Stock were issued and outstanding. Of these, 48,967 shares remain subject solely to time-based vesting conditions, which extend over a one- to three-year period, with full vesting expected by December 31, 2027.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

A summary of stock option activity under the Company’s 2021 Equity Incentive Plan for the three months ended March 31, 2025 and 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Employee options granted	1,427,068	2.47	-	6.6
Options outstanding as of March 31, 2025	2,729,568	$2.22	$6,750	4.1
Options vested and exercisable as of March 31, 2025	2,453,318	$2.26	$1,688	4.1

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	-	-	-	-
Employee options forfeited	-	-	-	-
Outstanding as of March 31 ,2024	1,200,000	$2.12	$17,150	2.1
Options vested and exercisable as of March 31, 2024	1,145,000	$2.15	$1,300	2.0

The following weighted-average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2025 and 2024, using the Black-Scholes option pricing model:

	For the Three Months Ended March 31,
	2025	2024
Exercise price	$2.47	$-
Term (years)	5.00	-
Expected stock price volatility	113.66%	0.00%
Risk-free rate of interest	4.16%	0.00%

These assumptions are consistent with the methods described in Note 3 – Summary of Significant Accounting Policies.

Restricted Stock Units (RSUs)

Long-Term Incentive Plan (LTI) RSUs

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

Any RSUs for which the market capitalization condition is not met by December 31, 2026, will be forfeited and automatically terminate without consideration.

For any tranche in which the market capitalization condition is achieved, the RSUs remain subject to a time-based vesting schedule, with 20% of eligible RSUs vesting annually over five years, beginning on each December 31, 2025 through 2029, provided the grantee remains in continuous service through each vesting date.

The fair value of these market-based RSUs was determined using a Monte Carlo simulation and totaled approximately $181,000 as of the grant date. The following assumptions were used to determine fair value as of the grant date, January 1, 2025:

January 1, 2025
Vesting Hurdle Price	$ 5.26 - $15.79
Term (years)	2.00
Expected stock price volatility	92.70%
Risk-free rate of interest	4.25%

The Company will recognize compensation expense for these RSUs over the requisite service period, subject to acceleration upon meeting the market capitalization criteria.

Accelerated Vesting of RSUs and Conversion to Restricted Common Stock

On January 13, 2025, the Company accelerated the vesting of all previously outstanding long-term incentive (“LTI”) restricted stock units (“RSUs”), totaling 1,170,834 RSUs granted to executive officers and employees. These RSUs were settled through the issuance of restricted shares of common stock. Because a portion of these RSUs were entitled to the previously declared Series V preferred stock dividend, 1,020,834 restricted shares of Series V were also issued.

The restricted shares of common stock and Series V preferred stock issued upon acceleration remain subject to the original market capitalization-based performance conditions and applicable time-based vesting schedules, which range from one to five years.

Forfeitures of LTI RSUs and Restricted Shares of Common Stock

On February 3, 2025, upon the voluntary resignation of the Company’s Chief Technology Officer, 120,137 unvested LTI RSUs and 129,327 restricted shares of common stock were forfeited in accordance with the terms of the applicable award agreements. In accordance with ASC 718, Compensation—Stock Compensation, the Company reversed approximately $262,000 of previously recognized stock-based compensation expense during the three months ended March 31, 2025. No further expense will be recognized for these forfeited awards.

RSU Activity Summary

The following table summarizes RSU activity under the 2021 Plan for the three months ended March 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,140,971	$3.27
Granted	150,000	2.47
Vested	-	-
Vested and converted to restricted common shares	(1,170,834)	3.05
Forfeited	(120,137)	4.37
Nonvested as of March 31, 2025	-	$-

Restricted Shares of Common Stock Activity Summary

The following table summarizes restricted Common Stock activity under the 2021 Plan for the three months ended March 31, 2025:

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2024	270,794
Converted from restricted stock units	1,170,834
Forfeited	(129,327)
Outstanding and nonvested as of March 31, 2025	1,312,301

Stock Based Compensation

Stock-based compensation expenses are allocated among general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Employee stock option awards	$55,212	$9,280
Employee restricted stock unit awards	151,958	239,146
Forfeiture of employee restricted stock unit and share awards	(262,058)	-
Non-employee restricted stock awards	37,503	25,003
	$(17,385)	$273,429

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2025:

Number of Warrants
Outstanding as of December 31, 2024	712,500
Expiration of warrants	-
Outstanding as of March 31, 2025	712,500

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$312,063	$3,907,091
Accounts payable and accrued expenses	121,314	70,444
	$433,377	$3,977,535

Accrued compensation includes performance bonus accruals of approximately $309,000 and $3,907,000 as of March 31, 2025 and December 31, 2024, respectively. The significant decrease in bonus accruals reflects bonus payments made during the first quarter of 2025.

Note 8 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the three months ended March 31, 2025 and 2024, the Company made contributions to the 401(k) Plan of $122,000 and $109,000, respectively.

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

As reflected in the consolidated financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $157,217,000 at March 31, 2025, and net cash used in operating activities of approximately $1,902,000 for the reporting period then ended. The Company is implementing its business plan and generating revenue. Based on the Company’s cash position and liquid crypto assets as of May 13, 2025, management has determined that these resources are sufficient to support its daily operations over the next twelve months.

Note 10 – Segment Information

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

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
	NodeOps	Builder+	Total
Revenues from blockchain infrastructure operations	$339,291	$1,349,644	$1,688,935
Less: Cost of Revenues
Validator Payments	-	1,479,943	1,479,943
Cloud and server hosting costs	35,652	30,290	65,942
Compensation costs	9,828	11,660	21,488
Third-party contractor support costs	1,286	-	1,286
Gross profit (loss)	$292,525	$(172,249)	$120,276

	For the Three Months Ended March 31, 2024
	NodeOps	Builder+	Total
Revenues from blockchain infrastructure operations	$418,353	$33,033	$451,386
Less: Cost of Revenues
Validator Payments	-	65,613	65,613
Cloud and server hosting costs	41,377	32,519	73,896
Compensation costs	6,825	9,896	16,721
Third-party contractor support costs	3,751	644	4,395
Gross profit (loss)	$366,400	$(75,639)	$290,761

The following table reconciles total segment gross profit to consolidated net income (loss):

	For the Three Months Ended March 31,
	2025	2024
Gross profit	120,276	290,761
Total operating expenses	(3,083,301)	(1,136,842)
Other income (expense)	(14,305,672)	13,102,667
Net income (loss)	$(17,268,697)	$12,256,586

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

ATM Financing

During the period from April 1, 2025 to May 13, 2025, the Company sold a total of 888,510 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $1,440,000 at an average selling price of $1.62 per share, resulting in net proceeds of approximately $1,390,000 after deducting commissions and other transaction costs.

AAVE Loan Payable

Beginning on April 23, 2025, the Company borrowed $320,000 USDT from AAVE, a decentralized finance lending protocol. The loan: (i) is collateralized by 446 Ethereum (ETH) with an approximate value of $780,000 based on an ETH price of approximately $1,750 (subject to market volatility), and (ii) has no fixed maturity date but is subject to liquidations or partial liquidations if the health factor (“HF”) falls below one. The Company faces potential liquidation risk if the value of ETH decreases significantly relative to the loan amount. The HF is calculated by taking the total value of the ETH collateral, multiplying it by its liquidation threshold (approximately 80% for ETH), and then dividing that result by the total value of the borrowed USDT, the HF of the Company’s loan was approximately two upon initiation.

The interest rate on the loan is variable and determined by AAVE’s smart contract based on market conditions, with rates published at aave.com. The interest rate at the time of the loans origination was approximately 3.9% per annum, subject to variation in accordance with AAVE’s protocol. The proceeds from the loan were used to acquire additional ETH. The Company’s Board of Directors authorized management to borrow up to $500,000 in USDT utilizing AAVE with a loan to value of no more than 40% at the time of borrowing.

Convertible Notes Payable

On May 13, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors (the “Investors”), pursuant to which the Company issued 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of $7,810,526 for a purchase price of $7,420,000. In connection with the issuance of the Notes, the Company also agreed to issue to the Investors 1,901,916 five-year warrants to purchase shares of the Company’s common stock at an exercise price of $2.75 per share.

The Notes: (i) are convertible into shares of the Company’s common stock at a conversion price of $5.85 per share, (ii) mature 24 months from the closing date, (iii) accrue an interest rate of 6% per annum, which may be paid on a quarterly basis in cash or freely tradable shares, (iv) contain a 4.99% beneficial ownership conversion blocker, and (v) are secured by all of the Company’s assets as collateral, except for Ethereum deposited as collateral for USDT borrowings on AAVE and certain other exclusions.

Mr. Charles Allen, the Company’s Chairman of the Board and Chief Executive Officer, invested $95,000 in the Offering. Additionally, a trust of which Mr. Allen is a beneficiary but is not the settlor or trustee invested $200,000 in the Offering. An independent committee of the Company’s Board of Directors approved Mr. Allen’s investment in the Offering.

H.C. Wainwright & Co., LLC acted as the Company’s exclusive placement agent in connection with the Offering.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations .

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. When we refer to the “2025 Quarter” and the “2024 Quarter” we are referring to the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Blockchain Infrastructure

BTCS’s blockchain infrastructure centers on supporting the validation of transactions and securing proof-of-stake (“PoS”) and delegated proof-of-stake (“dPoS”) blockchain networks. The Company manages a network of cloud-based validator nodes that perform essential network functions, including transaction validation (“attestation”) activities and proposing new blocks. Through these activities, BTCS earns native token rewards by staking its own crypto assets on validator nodes operated by BTCS and third parties.

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

Block Building – Builder+

A central focus of BTCS’s current operations is its Ethereum block-building initiatives under Builder+, which commenced operations in 2024. Through Builder+ we purchase block space and leverage advanced algorithmic processes to construct blocks for on-chain validation. The goal of Builder+ is to maximize revenue by optimizing the contents and structure of each block. The Company aims to maximize the value of tokens earned by increasing the number of blocks we purchase while minimizing the payments to validators required for purchasing block space.

Builder+ has rapidly become a key driver of BTCS’s revenue growth, leveraging its scalable and efficient technology to expand its operational footprint within the Ethereum ecosystem. While Builder+ operated exclusively on Ethereum prior to April 1, 2025, we have since expanded into block-building on Binance Smart Chain. Builder+’s flexible design enables potential adaptation to other blockchain networks, aligning with BTCS’s vision to diversify its infrastructure operations over time.

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

As a non-custodial StaaS provider, we do not hold or take possession of any Delegator funds, crypto assets, or crypto asset rewards at any point during the staking or delegation process. Delegation does not involve the transfer of crypto asset ownership to a Validator. All Delegator assets remain under the sole control of the Delegator. During the process of staking, delegated crypto assets remain in the Delegator’s digital wallets. The blockchain network calculates rewards earned, which are then distributed directly to the Delegator’s wallet. The blockchain network does not distribute any of the Delegator’s earned crypto rewards to BTCS. At no point does the Validator gain access, control, or custody of the original staked crypto assets or the earned crypto rewards through staking to its node. Therefore, the Company does not have any exposure to the custodial risks that a crypto exchange would have related to excessive redemptions or withdrawals of crypto assets, suspension of redemptions, or withdrawals. Further, we do not issue or hold crypto assets on behalf of third parties and have no exposure to the risks an exchange would have with respect to loans, rehypothecation, or margin.

The following table details the blockchain networks on which BTCS operates nodes that support third-party delegations as part of our staking-as-a-service operations, including the amount of third-party crypto assets delegated to our non-custodial validator nodes, as of March 31, 2025:

Blockchain Network	Validator Fee Percentage %	Delegated Crypto Assets (Native Tokens)	Delegated Crypto Assets ($USD)
Cosmos	5%	95,000 ATOM	$414,496
Akash	5%	178,000 AKT	$207,564
Kava	5%	22,000 KAVA	$9,426
Total			$622,060

During the three months ended March 31, 2025, BTCS ceased operating validator nodes on Avalanche (AVAX). In April 2025, BTCS also ceased operating validator nodes on Akash (AKT) and Kava (KAVA) networks.

Supporting Platforms: ChainQ

To complement our core blockchain infrastructure, BTCS has developed “ChainQ,” an AI-powered blockchain data and analytics platform designed to increase accessibility and transparency within the blockchain ecosystem. Currently in beta testing phase, ChainQ simplifies on-chain data access and analysis for cryptocurrency holders, delivering deeper insights into blockchain activity while adhering to data privacy standards. By indexing public data from our blockchain infrastructure operations, ChainQ provides an intuitive platform for exploring on-chain data.

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

Crypto Assets

The tables below detail BTCS’s quarterly crypto asset holdings for each quarter from Q1 2024 through Q1 2025.

Crypto Assets Held at the End of the Following Calendar Quarters:

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	7,868	7,935	7,978	9,060	9,063
Cosmos (ATOM)	281,264	293,886	307,489	322,547	338,838
Solana (SOL)	7,964	6,821	6,936	7,038	7,155
Avalanche (AVAX)	17,842	18,510	18,510	19,085	19,375
Axie Infinity (AXS)	65,932	71,704	77,500	83,546	89,864
NEAR Protocol (NEAR)	80,981	82,867	84,748	86,650	88,682
Akash (AKT)	123,646	129,891	136,042	142,090	148,045
Kava (KAVA)	351,685	358,318	365,364	372,126	379,137
BNB Chain (BNB)	-	-	-	-	69
Rocket Pool (RPL)	-	-	584	599	609
Kusama (KSM)	7,796	8,074	8,362	8,440	-
Polkadot (DOT)	9,010	9,386	9,784	9,904	-
Polygon (POL)	512,241	518,554	525,405	-	-
Cardano (ADA)	266,543	268,582	270,264	-	-
Mina (MINA)	92,897	95,777	96,497	-	-
Tezos (XTZ)	26,492	26,845	27,440	-	-
Evmos (EVMOS)	357,203	364,037	367,358	-	-
Band Protocol (BAND)	992	992	992	-	-
Stader (SD)	-	-	-	-	-
Oasis Network (ROSE)	2,663,766	-	-	-	-

Fair Market Value of Crypto Assets at the End of the Following Calendar Quarters:

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	$28,700,380	$27,235,107	$20,767,299	$30,198,638	$16,529,501
Cosmos (ATOM)	3,455,299	1,975,032	1,452,240	1,995,181	1,482,550
Solana (SOL)	1,613,543	999,138	1,058,786	1,329,855	891,270
Avalanche (AVAX)	964,888	542,525	513,465	678,454	363,863
Axie Infinity (AXS)	726,572	434,956	390,911	517,820	262,942
NEAR Protocol (NEAR)	591,162	438,780	448,572	424,934	222,326
Akash (AKT)	592,956	466,154	376,836	396,659	172,546
Kava (KAVA)	374,932	158,376	131,275	164,889	164,408
BNB Chain (BNB)	-	-	-	-	41,493
Rocket Pool (RPL)	-	-	6,702	6,779	2,673
Kusama (KSM)	377,395	191,929	167,245	277,773	-
Polkadot (DOT)	86,858	58,218	43,406	65,701	-
Polygon (POL)	514,187	290,027	208,271	-	-
Cardano (ADA)	173,350	105,270	100,930	-	-
Mina (MINA)	115,192	51,720	53,749	-	-
Tezos (XTZ)	37,118	21,296	19,309	-	-
Evmos (EVMOS)	28,612	11,249	7,310	-	-
Band Protocol (BAND)	2,223	1,221	1,216	-	-
Stader (SD)	-	-	-	-	-
Oasis Network (ROSE)	366,108	-	-	-	-
Total	$38,720,775	$32,980,998	$25,747,522	$36,056,683	$20,133,572
QoQ Change	54%	-15%	-22%	40%	-44%
YoY Change	101%	70%	56%	43%	-48%

 Prices of Crypto Assets at the End of the Following Calendar Quarters:*

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	$3,648	$3,432	$2,603	$3,333	$1,824
Cosmos (ATOM)	12.28	6.72	4.72	6.19	4.38
Solana (SOL)	203	146	153	189	125
Avalanche (AVAX)	54.08	29.31	27.74	35.55	18.78
Axie Infinity (AXS)	11.02	6.07	5.04	6.20	2.93
NEAR Protocol (NEAR)	7.30	5.30	5.29	4.90	2.51
Akash (AKT)	4.80	3.59	2.77	2.79	1.17
Kava (KAVA)	1.07	0.44	0.36	0.44	0.43
BNB Chain (BNB)	-	-	-	-	605
Rocket Pool (RPL)	-	-	11.47	11.32	4.39
Kusama (KSM)	48.41	23.77	20.00	32.91	-
Polkadot (DOT)	9.64	6.20	4.44	6.63	-
Polygon (POL)	1.00	0.56	0.40	-	-
Cardano (ADA)	0.65	0.39	0.37	-	-
Mina (MINA)	1.24	0.54	0.56	-	-
Tezos (XTZ)	1.40	0.79	0.70	-	-
Evmos (EVMOS)	0.08	0.03	0.02	-	-
Band Protocol (BAND)	2.24	1.23	1.23	-	-
Stader (SD)	-	-	-	-	-
Oasis Network (ROSE)	0.14	-	-	-	-

* The prices have been rounded to the nearest whole dollar for prices above $100

Crypto Asset Rewards

The tables below detail BTCS’s quarterly crypto assets earned during each of the following quarters:

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	65	72	65	59	70
Cosmos (ATOM)	11,166	12,565	13,603	15,175	16,313
Solana (SOL)	119	139	97	64	117
Axie Infinity (AXS)	5,381	5,772	5,796	6,048	6,318
Akash (AKT)	4,575	6,246	6,151	5,771	5,957
NEAR Protocol (NEAR)	714	1,886	1,881	1,960	2,032
Avalanche (AVAX)	-	668	-	569	290
Kava (KAVA)	6,292	6,632	7,046	7,174	7,011
Stader (SD)	-	-	-	-	126
Rocket Pool (RPL)	-	-	-	14	10
Kusama (KSM)	10	279	288	75	-
Polygon (POL)	6,230	6,314	6,851	1,575	-
Polkadot (DOT)	360	376	398	110	9
Tezos (XTZ)	318	354	594	88	-
Cardano (ADA)	1,289	2,039	1,683	-	-
Mina (MINA)	2,880	2,880	720	-	-
Evmos (EVMOS)	11,426	6,834	3,321	-	-
Oasis Network (ROSE)	16,137	10,431	-	-	-

* Revenue includes amounts earned from staking to third-party validator nodes.

Crypto assets earned from block-building through Builder+

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	11	23	152	700	494

Fair Market Value of Crypto Asset Rewards Earned Recognized as Revenue

The following table summarizes the revenues earned from the Company’s operations by revenue segment during the following calendar quarters:

Revenue by Segment

	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Total revenue from blockchain infrastructure staking activities through NodeOps	$418,353	$485,340	$334,654	$381,958	$339,291
Total revenue from block-building through Builder+	33,033	75,852	404,503	1,939,825	1,349,644
Total revenue	$451,386	$561,192	$739,157	$2,321,783	$1,688,935

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue in each respective segment during the following calendar quarters:

Revenue from blockchain infrastructure staking activities through NodeOps

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	$188,078	$241,588	$180,487	$182,289	$186,195
Cosmos (ATOM)	121,074	104,580	69,534	95,552	84,850
Solana (SOL)	15,372	21,353	14,414	11,071	20,603
Axie Infinity (AXS)	48,322	36,379	29,236	37,711	18,523
Akash (AKT)	18,746	26,740	17,763	18,043	11,835
NEAR Protocol (NEAR)	4,422	12,500	8,802	10,733	7,472
Avalanche (AVAX)	-	18,491	-	20,764	6,405
Kava (KAVA)	5,252	4,305	2,508	3,198	3,245
Stader (SD)	-	-	-	-	89
Rocket Pool (RPL)	-	-	-	170	34
Kusama (KSM)	474	8,108	5,782	1,382	-
Polygon (POL)	5,731	3,758	2,716	523	-
Polkadot (DOT)	2,957	2,619	1,980	465	40
Tezos (XTZ)	368	338	419	57	-
Cardano (ADA)	753	837	628	-	-
Mina (MINA)	3,646	2,439	319	-	-
Evmos (EVMOS)	940	269	66	-	-
Oasis Network (ROSE)	2,218	1,036	-	-	-
Total revenue from blockchain infrastructure staking activities through NodeOps	$418,353	$485,340	$334,654	$381,958	$339,291

* All or a portion of revenue earned from staking to third-party validator nodes

Revenue from block building through Builder+

Asset	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2025 Q1
Ethereum (ETH)	$33,033	$75,852	$404,503	$1,939,825	$1,349,644
Total revenue from block-building through Builder+	$33,033	$75,852	$404,503	$1,939,825	$1,349,644

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following tables reflect our operating results for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,		$ Change	% Change
	2025	2024	2025	2025

Revenues
Blockchain infrastructure revenues	$1,688,935	$451,386	$1,237,549	274%
Total revenues	1,688,935	451,386	1,237,549	274%

Cost of revenues
Blockchain infrastructure costs	1,568,659	160,625	$1,408,034	877%
Gross profit	120,276	290,761	(170,485)	(59)%

Operating expenses:
General and administrative	558,388	487,599	$70,789	15%
Research and development	209,251	146,549	62,702	43%
Compensation and related expenses	688,202	455,779	232,423	51%
Marketing	245,172	57,602	187,570	326%
Realized (gains) losses on crypto asset transactions	1,382,288	(10,687)	1,392,975	(13,034)%
Total operating expenses	3,083,301	1,136,842	1,946,459	171%

Other income (expenses):
Change in unrealized appreciation (depreciation) of crypto assets	(14,530,822)	13,102,667	$(27,633,489)	(211)%
Change in fair value of warrant liabilities	225,150	-	225,150	100%
Total other income (expenses)	(14,305,672)	13,102,667	(27,408,339)	(209)%

Net income (loss)	$(17,268,697)	$12,256,586	$(29,525,283)	(241)%

Revenues

Revenue for the 2025 Quarter increased to approximately $1,689,000 compared to approximately $451,000 in the 2024 Quarter. The increase was primarily attributable to the expansion of our Builder+ operations, which focus on Ethereum block-building activities.

During the 2025 Quarter, Builder+ operations contributed approximately $1,350,000 of total revenue, while our NodeOps business contributed approximately $339,000. The significant year-over-year increase in revenue reflects the continued scaling of our Builder+ operations, which resulted in a substantial increase in block rewards earned during the period.

While we anticipate continued growth in both the number of block rewards and staking rewards earned, the fair value of such rewards may fluctuate due to the inherent volatility of crypto asset markets. As a result, the amount of revenue recognized in future periods may be materially impacted by market price movements of the underlying crypto assets at the time of reward receipt or recognition.

Cost of Revenues

Cost of revenues increased during the 2025 Quarter, primarily due to higher Validator Payments made to external parties to secure block space for purchasing block space as part of our block-building activities under Builder+. Validator Payments totaled approximately $1,480,000 during the 2025 Quarter. These additional costs are partially offset by the efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of web service hosting fees and reduction of services provided by vendors.

As we continue to expand block-building operations and increase block production, we expect cost of revenues to rise correspondingly. However, costs may grow at a greater rate than revenue, likely reducing gross margins.

Operating Expenses

General and Administrative Expenses

General and administrative expenses increased during the 2025 Quarter compared to the 2024 Quarter. The increase was primarily attributable to higher payments for order flow associated with supporting Ethereum block-building activities, expanded investor relations services, and higher accounting fees, including increases in audit fees.

The growth in general and administrative expenses reflects the Company’s ongoing investment in operational infrastructure to support Builder+ activities and broader public company compliance efforts. We expect general and administrative expenses to fluctuate based on business needs, with potential increases in audit fees as well as order flow costs as operations continue to scale.

Research and Development Expenses

Research and development expenses increased during the 2025 Quarter compared to the 2024 Quarter, primarily due to continued investment in Builder+ strategies and development. The Company also continued the development of ChainQ during the period, although the primary focus of research and development activities remained centered on enhancing Builder+ operations. We expect research and development costs to remain consistent or moderately increase in future periods, with an emphasis on disciplined cost management, particularly for third-party development services.

Compensation and Related Expenses

Compensation and related expenses increased during the 2025 Quarter compared to the 2024 Quarter, primarily due to the addition of employee headcount and larger accruals for estimated performance-based bonuses tied to operational and financial milestones. The Company continues to rely on non-cash equity-based compensation as a core element of its overall compensation strategy, and we expect total compensation costs to increase in future periods as additional personnel are added and as further accruals for performance-based incentives are recognized.

Marketing Expenses

Marketing expenses increased during the 2025 Quarter compared to the 2024 Quarter, primarily due to expanded advertising campaigns and promotional activities aimed at enhancing brand visibility and supporting business development initiatives. The Company expects that marketing spend are expected to remain at current or higher levels in future periods, in line with strategic growth objectives and broader customer engagement efforts.

Realized Losses on Crypto Asset Transactions

Realized losses on crypto asset transactions during the 2025 Quarter were primarily driven by the sale of Kusama (KSM), which the Company had held with a long-standing unrealized loss totaling approximately $1.3 million that was recognized upon sale. This transaction reflects the Company’s strategic exit from its KSM-related operations and holdings. Additional realized gains or losses may be recognized in future periods based on the timing and pricing of crypto asset sales to support operational or liquidity needs.

Other Income (Expenses)

Other income (expense) for the 2025 Quarter was primarily impacted by changes in the fair value of the Company’s crypto assets and warrant liabilities.

The recognition of unrealized depreciation of crypto assets during the 2025 Quarter, compared to unrealized appreciation during the 2024 Quarter, contributed significantly to the year-over-year change. These fluctuations reflect movements in the fair market value of the Company’s crypto asset holdings, which are directly influenced by the volatility of crypto markets. Market volatility remains difficult to predict and can materially affect the value of assets reported on our balance sheet and the related effects on our results of operations.

Additionally, the decrease in the fair value of warrant liabilities during the 2025 Quarter contributed to a reduction in non-cash expense. The valuation of warrant liabilities is primarily influenced by changes in the Company’s stock price as of each reporting period end, which may fluctuate based on market conditions beyond management’s control.

Net income (loss)

The decline in net income for the 2025 Quarter compared to the 2024 Quarter was primarily driven by a sharp reversal in the fair value of crypto assets, resulting in significant unrealized losses during the period. In contrast, the prior-year quarter benefited from substantial unrealized gains. This swing in non-cash fair value adjustments reflects ongoing crypto market volatility, which may continue to materially impact results in future periods.

Operating expenses also increased meaningfully, led by higher compensation costs—including increased performance bonus accruals tied to revenue growth—and a rise in marketing spend to support strategic growth initiatives. Additionally, the Company recognized realized losses on crypto asset transactions during the 2025 Quarter, compared to immaterial realized gains in the prior-year period.

The combined impact of these factors contributed to a substantial year-over-year decrease in net income.

Net income (loss) may continue to fluctuate significantly due to the volatility in the crypto asset markets, impacting changes in the fair value of crypto assets during future reporting periods.

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

From September 14, 2021 through May 13, 2025, the Company sold a total of 7,383,868 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $25,839,000 at an average selling price of $3.50 per share, resulting in net proceeds of approximately $24,997,000 after deducting commissions and other transaction costs.

However, due to the SEC’s baby shelf requirements, the Company is currently limited in its sales of Common Stock under the ATM Agreement to no more than one-third of its public float (calculated as the aggregate market value of outstanding Common Stock held by non-affiliates) during any 12-month period, provided that the amount of securities that may be sold under the Form S-3 may fluctuate based on changes in the Company’s public float and stock price. As of May 13, 2025, the Company would be limited in its sale of shares under the ATM Agreement to approximately $12,138,000, subject to ongoing changes in the Company’s public float and stock price.

Liquidity

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate sufficient funds to support its current and future operations, satisfy its obligations as they come due, and otherwise operate on an ongoing basis. As of March 31, 2025, the Company had approximately $270,000 of cash and working capital of approximately $20,202,000.

As of May 13, 2025, subsequent to the financing described below, the Company had approximately $7,747,000 of cash and cash equivalents, and the fair market value of the Company’s crypto assets was approximately $30,741,000.

As disclosed in Note 11 – Subsequent Events, on May 13, 2025, the Company issued $7,810,526 of 5% Original Issue Discount Senior Secured Convertible Notes for a purchase price of $7,420,000. The notes: (i) are convertible into shares of the Company’s common stock at a conversion price of $5.85 per share, (ii) mature on May 13, 2027, and (iii) accrue interest at a rate of 6% per annum, which may be paid on a quarterly basis in either cash or freely tradable shares of the Company’s common stock. The Company also had approximately $320,000 in debt obligations outstanding under its lending arrangement with AAVE Protocol as of May 13, 2025.

The Company believes that its existing cash and crypto assets, together with the proceeds from the May 13 financing and the ability to raise additional funds through its ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures, strategic funding needs, and contractual obligations for at least the next twelve months from the filing date of this report. This assessment is based on current market conditions, regulatory environment, and the Company’s operational plans, all of which are subject to change.

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

Cash Flows

Cash Used in Operating Activities

Cash used in operating activities was approximately $1,902,000 during the 2025 Quarter compared to approximately $769,000 for the 2024 Quarter. Significant non-cash adjustments impacting operating cash flows included:

●	Positive Adjustments:

	○	Approximately $3,598,000 related to stock-based compensation, reflecting the issuance of equity-based awards to employees, including performance-based equity awards.
	○	Approximately $1,480,000 related to Validator Payments made in native crypto asset tokens as part of our Ethereum block-building operations.
	○	Approximately $14,531,000 in unrealized depreciation of crypto assets, driven by market value decreases during the 2025 Quarter.

●	Negative Adjustments:

	○	Approximately $1,689,000 in revenue earned in native crypto assets, which does not result in immediate cash inflows.

We anticipate that equity-based compensation will decrease during Fiscal 2025, as the achievement of performance-based awards has become more challenging due to the recent pullback in crypto market values and related revenue impacts. Non-cash adjustments related to revenue earned in native crypto assets and Validator Payments are expected to grow as we continue scaling our Ethereum block-building operations. However, the magnitude of these non-cash adjustments will continue to be influenced by the inherent volatility of crypto markets, which can materially impact both asset valuations and operational outputs.

Cash Used in Investing Activities

Cash used in investing activities was approximately $34,000 during the 2025 Quarter compared to approximately $19,000 for the 2024 Quarter. Net cash inflows from investing activities resulted from the sale and purchase of crypto assets. We anticipate similar levels of crypto assets sales in future quarters to fund operating activities.

Cash Provided by Financing Activities

Cash provided by financing activities was approximately $229,000 during the 2025 Quarter compared to approximately $0 for the 2024 Quarter. The cash inflows from financing activities were entirely from proceeds of Common Stock sold pursuant to the ATM Agreement.

The Company anticipates continuing to raise proceeds through Common Stock sales under the ATM Agreement to fund operational needs. Future financing activities will remain aligned with our strategic priorities, including the scaling of block-building operations and ongoing blockchain infrastructure development.

 Off Balance Sheet Transactions

As of March 31, 2025, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates

We discussed the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 3 - Summary of Significant Accounting Policies to the Unaudited Consolidated Condensed Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our liquidity, our belief that our blockchain infrastructure efforts will form the core growth for our business, including but not limited to Builder+, StakeSeeker, and ChainQ, plans to expand our PoS operations, potential growth opportunities for the Company, our views regarding blockchain technology, anticipated increases in our revenues and gross margins and our future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the rewards and costs associated with staking or validating transactions on blockchains and successfully building blocks on Ethereum’s blockchain; (ii) regulatory issues related to our business model; (iii) fluctuations in the price of our crypto assets; (iv) potential decreases in the value of our crypto assets and rewards; (v) risks related to the loss or theft of private withdrawal keys resulting in the complete loss of crypto assets and rewards; and (vi) other risks and uncertainties described in our filings with the SEC, including our Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

During the fiscal quarter ended March 31, 2025, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

May 14, 2025	By:	/s/ Charles Allen
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

Copies of this report (including the consolidated financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

