Form 10-Q
period 2025-06-30
BTCS Inc.
filed 2025-08-13
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 48,052,778 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$639,189	$1,977,778
Stablecoins	2,850	39,545
Crypto assets	10,837,423	646,539
Staked crypto assets	28,588,212	35,410,144
Receivable for capital shares sold	156,299	-
Prepaid expenses	228,218	63,934
Total current assets	40,452,191	38,137,940

Other assets:
Investments, at value (Cost $350,000)	350,000	100,000
Property and equipment, net	7,367	7,449
Total other assets	357,367	107,449

Total Assets	$40,809,558	$38,245,389

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$102,607	$70,444
Accrued compensation	621,017	3,907,091
Accrued interest	6,621	-
Loan payable - DeFi protocol	4,000,000	-
Warrant liabilities	208,050	267,900
Total current liabilities	4,938,295	4,245,435

Non-current liabilities:
Convertible notes payable, net	4,801,098	-
Total non-current liabilities	4,801,098	-

Total liabilities	9,739,393	4,245,435

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized, of which:
Series V Preferred Stock; 16,004,738 and 15,033,231 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,818,271	2,646,314
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 21,968,566 and 18,717,743 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21,969	18,718
Additional paid-in capital	181,565,367	171,283,199
Accumulated deficit	(153,335,442)	(139,948,277)
Total stockholders’ equity	31,070,165	33,999,954

Total Liabilities and Stockholders’ Equity	$40,809,558	$38,245,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues
Blockchain infrastructure revenues	$2,772,198	$561,192	$4,461,133	$1,012,578
Total revenues	2,772,198	561,192	4,461,133	1,012,578

Cost of revenues
Blockchain infrastructure costs	2,853,133	168,848	4,421,792	329,473
Gross profit	(80,935)	392,344	39,341	683,105

Operating expenses:
General and administrative	659,645	538,956	1,218,033	$1,026,555
Compensation and related expenses	793,400	875,491	1,481,602	1,331,270
Research and development	193,543	163,777	402,794	310,326
Marketing	22,861	28,477	268,033	86,079
Realized (gains) losses on crypto asset transactions	2,777,620	(287,327)	4,159,908	(298,014)
Total operating expenses	4,447,069	1,319,374	7,530,370	2,456,216

Other income (expenses):
Interest income	3,569	-	3,569	-
Interest expense	(221,894)	-	(221,894)	-
Change in unrealized appreciation (depreciation) of crypto assets	8,793,161	(5,943,339)	(5,737,661)	7,159,328
Change in fair value of warrant liabilities	(165,300)	142,500	59,850	142,500
Total other income (expenses)	8,409,536	(5,800,839)	(5,896,136)	7,301,828

Net income (loss)	$3,881,532	$(6,727,869)	$(13,387,165)	$5,528,717

Net income (loss) per share attributable to common stockholders
Basic	$0.18	$(0.43)	$(0.65)	$0.35
Diluted	$0.14	$(0.43)	$(0.65)	$0.28

Weighted-average shares of common stock used to compute net income per share:
Basic	21,259,682	15,758,157	20,616,935	15,724,917
Diluted	27,938,660	15,758,157	20,616,935	19,447,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743		$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	1,871,889		1,872	4,077,213	-	4,079,085
Issuance of warrants in connection with convertible note	-		-	-		-	2,533,311	-	2,533,311
Stock-based compensation	1,020,834		180,688	1,508,261		1,508	3,924,842	-	4,107,038
Forfeiture of stock-based awards	(49,327)		(8,731)	(129,327)		(129)	(253,198)	-	(262,058)
Net income (loss)	-		-	-		-	-	(13,387,165)	(13,387,165)
Balance at June 30, 2025	16,004,738	(1)	$2,818,271	21,968,566	(2)	$21,969	$181,565,367	$(153,335,442)	$31,070,165

(1)	Includes 1,069,801 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 1,312,301 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.

For the Six Months Ended June 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)	$26,165,791
Issuance of common stock, net of offering cost / At-the-market offering	-	-	163,831	163	240,142	-	240,305
Stock-based compensation	-	-	410,915	410	1,177,674	-	1,178,084
Net income (loss)	-	-	-	-	-	5,528,717	5,528,717
Balance at June 30, 2024	14,567,829	$2,563,938	15,895,027	$15,895	$163,681,450	$(133,148,386)	$33,112,897

For the Three Months Ended June 30, 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at March 31, 2025	16,004,738	(1)	$2,818,271	20,206,880		$20,207	$174,937,017	$(157,216,974)	$20,558,521
Issuance of common stock, net of offering cost / At-the-market offering	-		-	1,744,640		1,745	3,848,384	-	3,850,129
Issuance of warrants in connection with convertible note	-		-	-		-	2,533,311	-	2,533,311
Stock-based compensation	-		-	17,046		17	246,655	-	246,672
Net income (loss)	-		-	-		-	-	3,881,532	3,881,532
Balance at June 30, 2025	16,004,738	(1)	$2,818,271	21,968,566	(2)	$21,969	$181,565,367	$(153,335,442)	$31,070,165

(1)	Includes 1,069,801 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 1,312,301 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.

For the Three Months Ended June 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	14,567,829	$2,563,938	15,705,415	$15,707	$163,141,291	$(126,420,517)	$39,300,419
Issuance of common stock, net of offering cost / At-the-market offering	-	-	163,831	163	240,142	-	240,305
Stock-based compensation	-	-	25,781	25	300,017	-	300,042
Net income (loss)	-	-	-	-	-	(6,727,869)	(6,727,869)
Balance at June 30, 2024	14,567,829	$2,563,938	15,895,027	$15,895	$163,681,450	$(133,148,386)	$33,112,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Net cash flows used in operating activities:
Net income (loss)	$(13,387,165)	$5,528,717
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,778	2,990
Stock-based compensation	3,844,980	1,178,084
Blockchain infrastructure revenue	(4,461,133)	(1,012,578)
Builder payments (non-cash)	4,301,615	158,112
Blockchain network fees (non-cash)	6,907	-
Change in fair value of warrant liabilities	(59,850)	(142,500)
Amortization on debt discount and issuance costs	150,963	-
Realized losses on crypto assets transactions	4,159,908	(298,014)
Change in unrealized (appreciation) depreciation of crypto assets	5,737,661	(7,159,328)
Changes in operating assets and liabilities:
Stablecoins	36,695	6,247
Prepaid expenses and other current assets	(164,284)	(118,458)
Receivable for capital shares sold	(156,299)	291,440
Accounts payable and accrued expenses	32,163	75,792
Accrued compensation	(3,286,074)	(203,603)
Accrued interest	6,621	-
Net cash used in operating activities	(3,235,514)	(1,693,099)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(14,179,117)	(19,212)
Sale of productive crypto assets	1,065,207	550,361
Purchase of investments	(250,000)	-
Purchase of property and equipment	(3,446)	-
Sale of property and equipment	1,750	-
Net cash provided by (used in) investing activities	(13,365,606)	531,149

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	4,079,085	240,305
Proceeds from issuance of convertible notes, net	7,306,000	-
Proceeds from Defi borrowing	5,447,000	-
Payments to Defi borrowing	(1,447,000)	-
Payments of debt issuance costs	(122,554)	-
Net cash provided by financing activities	15,262,531	240,305

Net (decrease)/increase in cash	(1,338,589)	(921,645)
Cash, beginning of period	1,977,778	1,458,327
Cash, end of period	$639,189	$536,682

Supplemental disclosure of non-cash financing and investing activities:
Series V Preferred Stock Distribution	$180,688	$-
Cash paid for interest	$64,310	$-
Non-cash discount on convertible notes	$504,526	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BTCS Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a Nevada corporation listed on Nasdaq and headquartered in the United States. The Company is an Ethereum-first blockchain technology business focused on scalable revenue generation and ETH accumulation through its vertically integrated blockchain infrastructure operations.

BTCS operates two core infrastructure initiatives: NodeOps, which operates Ethereum validator nodes (“nodes”) and earns ETH-denominated staking rewards; and Builder+, a proprietary Ethereum block builder that constructs and submits optimized blocks to the network in order to earn execution layer rewards, such as transaction fees and MEV (maximal extractable value). These operations collectively form the foundation of the Company’s blockchain infrastructure strategy and drive the ETH-denominated revenue that supports its treasury growth.

BTCS’s operations are strategically supported by its DeFi/TradFi Flywheel, a capital formation and reinvestment framework that leverages both decentralized finance (e.g., on-chain borrowing) and traditional capital markets (e.g., ATM equity offerings and structured convertible notes) to scale blockchain infrastructure operations, accelerate revenue growth and increase ETH accumulation while minimizing shareholder dilution.

During the six months ended June 30, 2025, the Company completed a strategic wind-down of its validator node operations on Avalanche (AVAX), Cosmos (ATOM), Akash (AKT), and Kava (KAVA), and liquidated the majority of its non-Ethereum token holdings. These actions were undertaken to align operations and capital allocation with the Company’s ETH-centric focus.

In addition to its Ethereum operations, BTCS has deployed Builder+ to select EVM-compatible ecosystems, including Binance Smart Chain (“BSC”), where it participates in the decentralized block-building marketplace. While ETH remains the Company’s principal focus, this cross-chain expansion highlights the scalability of its infrastructure.

The Company’s operations are subject to various risks, including technological complexity, regulatory uncertainty, market volatility, and competition within the blockchain infrastructure space. BTCS’s future success depends on Ethereum’s continued adoption, the maturity of decentralized infrastructure markets, and the Company’s ability to operate blockchain infrastructure at scale.

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended June 30, 2025 are not necessarily indicative of results for the full year ending December 31, 2025. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of June 30, 2025 and December 31, 2024, the Company had approximately $639,000 and $1,978,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2025 and December 31, 2024, the Company had approximately $351,000 and $1,474,000 in excess of the FDIC insured limit, respectively.

Stablecoins

The Company holds stablecoins, including, but not limited to, USDT (Tether) and USDC (USD Coin), which are crypto assets that are pegged to the value of designed to maintain a value equivalent to one U.S. dollar. Our stablecoins are typically held in secure digital wallets or on crypto asset exchanges. The Company acquires and holds stablecoins primarily to facilitate crypto asset transactions, including, but not limited to, payments to third-party vendors. While not accounted for as cash or cash equivalents, these stablecoins are considered a liquidity resource.

Crypto Assets

The Company’s crypto assets primarily consist of Ethereum and other crypto assets held in non-custodial wallets.

Fair Value Measurement

The Company accounts for the fair value measurement of its crypto assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market.

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

Realized gains (losses) on sale of crypto assets are included in other income (expenses) in the consolidated statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately ($2,778,000) and $287,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately ($4,160,000) and $298,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company does not believe the change materially impacts comparability of results. While the realized loss for the three and six months ended June 30, 2025, reflects application of the new LIFO method, it is not practicable to quantify the exact impact of the change as compared to the prior method, given the subjective lot selection involved in specific identification. Based on this assessment, the Company does not believe the change has a material effect on the consolidated financial statements.

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

Crypto assets used as collateral for DeFi borrowings remain on the Company’s balance sheet, as the Company retains ownership and control of the associated wallet and the assets are not transferred to a counterparty. While deposited into a smart contract and restricted from use, the crypto assets are not derecognized. These assets are presented within “Crypto Assets” on the balance sheet and disclosed separately in the footnotes when serving as collateral.

In arrangements such as Aave, ETH is deposited as collateral into a smart contract, which remains in the Company’s wallet but is restricted from transfer until the associated borrowing is repaid. The Company continues to recognize the underlying ETH as a crypto asset on its balance sheet, with a corresponding disclosure of its restricted status.

Operating Segments

The Company’s blockchain infrastructure operations include two primary revenue-generating activities: Ethereum block building (“Builder+”) and validator node operations (“NodeOps”).

The Company’s Chief Operating Decision Maker (“CODM”) is comprised of several members of its executive management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who are responsible for evaluating the Company’s financial performance, managing operations, and allocating capital and resources.

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

Consistent with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM for decision-making purposes. See Note 11 – Segment Information for more information.

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

Block-Building (Builder+)

The Company earns revenue by participating as a Builder on blockchain networks that have implemented a Proposer-Builder Separation (PBS) framework, including Ethereum and Binance Smart Chain (“BSC”). In these roles, the Company bundles and proposes transaction blocks for submission to network Validators (“block building”), and is compensated when its blocks are selected, proposed, and successfully finalized on the applicable network.

Ethereum Block Building

The Company participates in the Ethereum blockchain network by engaging in the construction of blocks containing strategically bundled transactions from the Ethereum mempool and from searchers who connect to the Company’s endpoint with the intent of the Company’s builder proposing their transactions. Revenue recognition for these activities, conducted through Builder+, entails the recognition of gas fees (or “transaction fees”) and priority fees (or “tips”) earned in exchange for successfully constructing blocks of bundled transactions and having these blocks selected and proposed by a validator to the Ethereum network for validation and successfully finalized on the network.

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

The satisfaction of the performance obligation occurs at a point in time when the constructed block is both proposed by a Validator and successfully finalized on the Ethereum network. At this juncture, the Company has fulfilled its obligations, and the gas fees and tips associated with the transactions included in the block become available and are transferred to the Company’s digital wallet.

The Company recognizes revenue, reflecting the fair value of the total gas fees and tips earned from the constructed block.

Binance Smart Chain (BSC) Block Building

The Company also operates as a Builder on Binance Smart Chain (BSC), which uses a Proof-of-Staked-Authority (“PoSA”) consensus and a distinct block-building and reward structure. The native token of BSC is BNB, which is used for both gas fees and transaction-based payments.

Builders on BSC construct block bids composed of transactions and optional searcher tips. Unlike Ethereum, gas fees on BSC are paid directly to the Validator’s coinbase and are not received by the Builder. Instead, the Builder earns revenue in the form of BNB-denominated tips, which are voluntarily sent by searchers to a Builder-controlled smart contract as priority fees. These tips accumulate in the smart contract and are periodically withdrawn to the Company’s Builder wallet.

The Company recognizes revenue from BSC block building at the time the BNB tips are withdrawn from the tip smart contract to the Company’s wallet, measured at the fair value of BNB on the withdrawal date. Because BSC validator payments are embedded in the gas fees of a self-transfer transaction appended by the Builder, the associated gas cost is treated as cost of revenue.

Builder performance obligations on BSC are satisfied when the constructed block is selected and proposed by a Validator and finalized on-chain. Similar to Ethereum, each block is considered a separate performance obligation.

The following table summarizes the revenues earned from the Company’s operations for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from blockchain infrastructure operations
NodeOps	$262,972	$485,339	$602,263	$903,692
Builder+	2,509,226	75,853	3,858,870	108,886
Total revenue	$2,772,198	$561,192	$4,461,133	$1,012,578

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three and six months ended June 30, 2025 and 2024. Revenues earned from blockchain infrastructure staking activities through NodeOps include token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes as well as token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes and Validator Fees earned from third-parties asset delegations to our nodes. Revenues earned from block-building through Builder+ includes block rewards generated by BTCS Builders.

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	69	$148,351	72	$241,588	139	$334,546	138	$429,666
Cosmos (ATOM)	16,990	$74,636	12,565	$104,580	33,303	$159,486	23,731	$225,654
Solana (SOL)*	92	$14,184	139	$21,353	209	$34,787	259	$36,725
Axie Infinity (AXS)*	4,569	$11,953	5,772	$36,379	10,887	$30,476	11,152	$84,701
Akash (AKT)	2,272	$3,367	6,246	$26,740	8,229	$15,202	10,820	$45,486
NEAR Protocol (NEAR)*	1,450	$3,826	1,886	$12,500	3,482	$11,298	2,600	$16,922
Avalanche (AVAX)	253	$4,917	668	$18,491	543	$11,322	668	$18,491
Kava (KAVA)	4,020	$1,738	6,632	$4,305	11,031	$4,983	12,924	$9,557
Stader (SD)*	-	$-	-	$-	126	$89	-	$-
Polkadot (DOT)*	-	$-	376	$2,619	9	$40	736	$5,576
Rocket Pool (RPL)*	-	$-	-	$-	10	$34	-	$-
Kusama (KSM)	-	$-	279	$8,108	-	$-	289	$8,583
Polygon (POL)*	-	$-	6,314	$3,758	-	$-	12,544	$9,489
Tezos (XTZ)*	-	$-	354	$338	-	$-	671	$705
Mina (MINA)	-	$-	2,880	$2,439	-	$-	5,760	$6,085
Oasis Network (ROSE)	-	$-	10,431	$1,036	-	$-	26,567	$3,254
Cardano (ADA)*	-	$-	2,039	$837	-	$-	3,328	$1,590
Evmos (EVMOS)*	-	$-	6,834	$268	-	$-	18,260	$1,208
Total earned from blockchain infrastructure staking activities through NodeOps		$262,972		$485,339		$602,263		$903,692

*	All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from block-building through Builder+

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	912	$2,101,709	23	$75,853	1,406	$3,451,353	34	$108,886
BNB Chain (BNB)	638	$407,517	-	$-	638	$407,517	-	$-
Total earned from block-building through Builder+		$2,509,226		$75,853		$3,858,870		$108,886

Cost of Revenues

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation on the network, cloud-based server hosting expenses related to our validator nodes and Builders, and allocated employee salaries dedicated to node maintenance and support.

Additionally, for Ethereum block building, cost of revenues includes Validator Payments made by the Company’s Builder to Validators as compensation for proposing constructed blocks. These are fixed amounts embedded in the proposed blocks and are only paid when the block is successfully finalized on-chain.

For Binance Smart Chain (BSC) block building, although the Builder does not receive the gas fees from the bundled transactions included in a finalized block, it must still compete for inclusion by proposing an additional bid, structured as a self-transaction, that specifies extra gas fees intended to incentivize the Validator to select its block. This self-transaction results in a direct payment to the Validator’s coinbase address. These Builder-specified bids are separate from the gas fees attached to user transactions and represent incremental value added by the Builder to increase the likelihood of block inclusion. The Company records these Builder-specified bid payments as cost of revenues, as they are a direct cost of attempting to fulfill performance obligations under the BSC block-building arrangement.

The Company also includes in cost of revenues any fees paid to third parties for assistance with infrastructure hosting, software maintenance, or other operational support. These direct expenses are collectively presented as ‘Blockchain infrastructure expenses’ in the consolidated statements of operations.

The following table further details the costs of revenues for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of staking revenues (NodeOps)	$13,255	$47,414	$60,021	$99,367
Cost of block-building revenues (Builder+)	2,839,878	121,434	4,361,771	230,106
Total cost of revenues	$2,853,133	$168,848	$4,421,792	$329,473

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

Accounting for Warrants

The Company accounts for the issuance of Common Stock purchase warrants issued in accordance with ASC 815, Derivatives and Hedging. Warrants are evaluated for liability or equity classification at the time of issuance based on the specific terms of the arrangement and settlement features.

Liability-Classified Warrants

Warrants are classified as liabilities when they: (i) require net cash settlement (including upon occurrence of an event outside the Company’s control), or (ii)provide the counterparty with a choice of cash or share settlement, or (iii) require the issuance of registered shares and do not explicitly preclude a right to cash settlement.

In accordance with ASC 815-40, these instruments are measured at fair value upon issuance and at each subsequent reporting period, with changes in fair value recognized in the consolidated statements of operations as “Change in fair value of warrant liabilities.” These warrants are classified as Level 3 liabilities within the fair value hierarchy due to the use of unobservable inputs in the valuation model (see Note 5 - Fair Value of Financial Assets and Liabilities).

The Company estimates the fair value of these warrants using a Black-Scholes option pricing model, with key inputs including the Company’s stock price, the warrant exercise price, expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The warrant liability is presented as a current liability on the Company’s consolidated balance sheet.

Equity-Classified Warrants

The Company also issues warrants that qualify for equity classification under ASC 815-40. Warrants are classified in equity when they: (i) require physical or net-share settlement, and (ii) do not include terms that could require cash settlement outside the control of the Company, and (iii) do not include contingent provisions or other features that would cause the instruments to be classified as liabilities.

For equity-classified warrants, the Company estimates the grant-date fair value using a Black-Scholes option pricing model. The fair value is recognized in additional paid-in capital (APIC) at the time of issuance and is not subsequently remeasured. If the warrants are issued in connection with a financing transaction (e.g., convertible notes), the fair value is allocated to APIC and, when applicable, also recorded as a debt discount in accordance with ASC 470-20 and amortized over the term of the related debt instrument using the effective interest method.

Once classified in equity, these warrants remain in equity unless modified in a way that results in liability classification. These instruments are not included in the fair value measurements disclosure under ASC 820, as they are not remeasured on a recurring basis.

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

Options

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the fair market value of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a one-year period.

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

Vesting Hurdle Price – The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates

Convertible Notes Payable

Convertible notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Upon issuance, the Company evaluates embedded features and freestanding instruments for separate accounting. If applicable, proceeds are allocated between the debt host and any freestanding equity-classified instruments, such as warrants, using a relative fair value method. Issuance costs and any original issue discount are recorded as a reduction to the carrying amount of the debt and amortized over the term of the notes using the effective interest method. Interest expense includes both cash interest and amortization of debt discounts.

Defi Lending Arrangements

The Company accounts for borrowings under decentralized finance (“DeFi”) protocols, such as Aave, in accordance with ASC 470, Debt. These borrowings are recognized as financial liabilities when proceeds are received and are measured at their principal amount, net of repayments. The Company classifies these borrowings as liabilities on the balance sheet under “Loan Payable – DeFi Protocol.”

DeFi borrowings are collateralized by digital assets, such as Ethereum (ETH), which are deposited into protocol-specific smart contracts as interest-bearing collateral. The collateral tokens remain in the Company’s wallet but are effectively restricted from transfer while borrowings remain outstanding. Although the underlying ETH is restricted and subject to liquidation risk, the Company retains both custody and beneficial ownership, and continues to recognize the ETH on its balance sheet within “Crypto Assets” in accordance with ASC 350 and ASC 805-10-25 for nonfinancial assets. Fair value measurement of the collateralized ETH follows the guidance in ASC 820. These assets are disclosed in the footnotes as restricted from use while serving as collateral.

Interest on DeFi borrowings is accrued over the borrowing term and recognized as an expense within “Interest Expense” in the consolidated statements of operations. Interest earned on collateralized ETH is recognized as “Interest Income” when realized or earned under the terms of the DeFi protocol.

Advertising Expense

Advertisement costs are expensed as incurred and included in marketing expenses. Advertising and marketing expenses amounted to approximately $23,000 and $28,000 for the three months ended June 30, 2025 and 2024, respectively and approximately $268,000 and $86,000 for the six months ended June 30, 2025 and 2024, respectively.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s restricted stock units, restricted common stock, options, warrants and shares issuable upon conversion of outstanding convertible notes.

In periods when the Company reports a net loss, diluted loss per share excludes the effect of all potential common shares, including those issuable upon the exercise of warrants and options, the vesting of restricted stock units and restricted common stock, and the conversion of preferred stock or convertible notes—since their inclusion would be anti-dilutive.

For the three months ended June 30, 2024 and the six months ended June 30, 2025, the Company reported net losses; therefore, all potentially dilutive securities were excluded from the computation of diluted loss per share.

For the three months ended June 30, 2025 and the six months ended June 30, 2024, the Company reported net income, and diluted net income per share reflects the inclusion of dilutive potential common shares, where applicable.

The following financial instruments were excluded from the calculation of diluted loss per share during periods of net loss, as their effect was anti-dilutive:

	As of June 30,
	2025	2024
Warrants to purchase common stock	2,614,416	712,500
Options	2,661,410	1,302,500
Non-vested restricted stock unit awards	-	1,806,373
Non-vested restricted common stock	1,312,301	-
Shares issuable upon conversion of convertible notes	1,334,679	-
Total	7,922,806	3,821,373

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and a location of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 11 – Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

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

Note 4 – Crypto Assets

The following table presents the Company’s crypto assets held as of June 30, 2025:

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH) (1)(2)	14,659	$26,893,611	$36,444,451
Cosmos (ATOM)	355,813	5,394,231	1,458,228
Solana (SOL)	7,247	521,625	1,122,321
Avalanche (AVAX)	19,628	1,179,923	352,714
BNB Chain (BNB)	68	48,246	44,864
Rocket Pool (RPL)	609	6,749	3,057
Total		$34,044,385	$39,425,635

(1)	ETH holdings include 10,460 ETH staked to validator nodes with an approximate fair market value of $26,005,000.
(2)	ETH holdings also include 3,903 ETH deposited as collateral for borrowings through a DeFi protocol (Aave), with a fair market value of approximately $9,704,000. Although the deposited ETH remains in the Company’s wallets, it is subject to protocol-enforced restrictions while the related borrowing is outstanding.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2025 and December 31, 2024:

	Fair Value Measured at June 30, 2025
	Balance at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$39,425,635	$39,425,635	$-	$-
Investments	350,000	-	-	350,000
Total Assets	$39,775,635	$39,425,635	$-	$350,000
Liabilities
Warrant Liabilities	$208,050	$-	$-	$208,050

	Fair Value Measured at December 31, 2024
	Balance at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$36,056,683	$36,056,683	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$36,156,683	$36,056,683	$-	$100,000
Liabilities
Warrant Liabilities	$267,900	$-	$-	$267,900

The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2025 and 2024.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of June 30, 2025 and December 31, 2024, the Company’s Level 3 investments were carried at the original cost of the investments, with a value of $350,000 and $100,000, respectively. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants). At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of June 30, 2025, the Company no longer maintained control of certain fundamental transactions because it did not hold a majority of shareholder voting power. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of June 30, 2025 and December 31, 2024, is as follows:

	June 30, 2025	December 31, 2024
Risk-free rate of interest	3.96%	4.16%
Expected volatility	159.46%	120.67%
Expected life (in years)	0.68	1.17
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2025 that are measured at fair value on a recurring basis:

Fair Value of Level 3 Financial Assets
June 30,
2025
Beginning balance	$100,000
Purchases	250,000
Unrealized appreciation (depreciation)	-
Ending balance	$350,000

Fair Value of Level 3 Financial Liabilities
June 30,
2025
Beginning balance	$267,900
Fair value adjustment of warrant liabilities	(59,850)
Ending balance	$208,050

Note 6 – Stockholders’ Equity

Common Stock

As of June 30, 2025, the Company had 975,000,000 shares of Common Stock, $0.001 par value, authorized, of which 21,968,566 shares were issued and outstanding.

At-The-Market Offering Agreement

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time, shares of the Company’s Common Stock through H.C. Wainwright, as agent. Initially, the aggregate offering price of shares issuable under the ATM Agreement was $98,767,500, registered pursuant to the Company’s Form S-3 registration statement that became effective in September 2021.

On October 4, 2024, a new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the base prospectus to $250,000,000.

On July 22, 2025, the Company entered into an amendment to its engagement with H.C. Wainwright in connection with a new Form S-3 registration statement filed on July 23, 2025, to register up to $2,000,000,000 of securities for future issuance (the “New Registration Statement”). The New Registration Statement was approved by the Securities and Exchange Commission (“SEC”) and declared effective on August 1, 2025.

Pursuant to the July 2025 amendment, H.C. Wainwright will continue to act as the Company’s exclusive sales agent for any at-the-market offerings through November 12, 2027. Under the amended terms, the Company shall pay H.C. Wainwright a commission of up to 3.0%.

All other terms and conditions of the original ATM Agreement and prior engagement letters remain in full force and effect.

During the six months ended June 30, 2025, the Company sold a total of 1,871,889 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $4,220,000 at an average selling price of $2.25 per share, resulting in net proceeds of approximately $4,079,000 after deducting commissions and other transaction costs.

As of June 30, 2025, the Company had a receivable of approximately $156,000 related to ATM sales of 161,617 shares on that date, which settled on July 1, 2025.

Share Based Payments

Board Compensation

The Company issues $12,500 of Common Stock to each independent director at the end of each calendar quarter, subject to continued service. The number of shares is determined based on the closing price of the Company’s Common Stock on the last trading day of the applicable quarter. For the six months ended June 30, 2025, the Company issued 42,048 shares of Common Stock with a grant date fair value of approximately $75,000 to independent directors.

Performance Bonus Payments

For the six months ended June 30, 2025, the Company issued 329,110 shares of Common Stock to officers and employees as part of the payment of accrued bonus compensation for the year ended December 31, 2024. The total fair value of the shares issued was approximately $813,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 33,731 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 295,379 shares of Common Stock.

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

On September 6, 2024, at the Company’s 2024 Annual Meeting, stockholders approved an amendment to the Series V Certificate of Designation granting the Board the discretion to convert each share of Series V into one share of Common Stock. As of June 30, 2025, the Board has not filed the amendment or elected to convert any Series V shares.

For the six months ended June 30, 2025, the Company issued 1,020,834 restricted shares of Series V in connection with the vesting of employee restricted stock units (“RSUs”). These restricted shares remain subject to forfeiture if specified market capitalization thresholds are not achieved within the applicable performance measurement period. Of this amount, 166,668 shares are also subject to time-based vesting conditions requiring continued service over the vesting period.

On February 3, 2025, 49,327 restricted shares of Series V were forfeited following the resignation of the Company’s Chief Technology Officer. These shares were returned to the Company and are no longer outstanding.

As of June 30, 2025, a total of 1,069,801 restricted shares of Series V Preferred Stock were issued and outstanding. Of these, 48,967 shares remain subject solely to time-based vesting conditions, which extend over a one- to three-year period, with full vesting expected by December 31, 2027.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on June 30, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

A summary of stock option activity under the Company’s 2021 Equity Incentive Plan for the six months ended June 30, 2025 and 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Employee options granted	1,477,068	2.43	-	6.3
Employee options expired	(68,158)	2.47	-	-
Employee options forfeited	(50,000)	1.40	-	-
Options outstanding as of June 30, 2025	2,661,410	$2.22	$475,750	3.8
Options vested and exercisable as of June 30, 2025	2,425,160	$2.24	$372,913	3.8

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	120,000	1.52	-	4.9
Employee options expired	(17,500)	10.30	-	-
Options outstanding as of June 30, 2024	1,302,500	$1.96	$4,950	2.2
Options vested and exercisable as of June 30, 2024	1,127,500	$2.03	$-	1.8

The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2025 and 2024, using the Black-Scholes option pricing model:

	For the Six Months Ended June 30,
	2025	2024
Exercise price	$2.38	$1.55
Term (years)	6.70	5.00
Expected stock price volatility	113.35%	144.57%
Risk-free rate of interest	4.13%	4.31%

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

For any tranche in which the market capitalization condition is achieved, the RSUs remain subject to a time-based vesting schedule, with 20% of the eligible RSUs in such tranche vesting annually over five years, with the first vesting date occurring on December 31, 2025 and subsequent vesting dates occurring on December 31 of each year through 2029, provided that the grantee remains in continuous service with the Company through each applicable vesting date.

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

Forfeitures of LTI RSUs and Restricted Shares of Common Stock

On February 3, 2025, upon the voluntary resignation of the Company’s Chief Technology Officer, 120,137 unvested LTI RSUs and 129,327 restricted shares of Common Stock were forfeited in accordance with the terms of the applicable award agreements. In accordance with ASC 718, Compensation—Stock Compensation, the Company reversed approximately $262,000 of previously recognized stock-based compensation expense during the three months ended June 30, 2025. No further expense will be recognized for these forfeited awards.

RSU Activity Summary

The following table summarizes RSU activity under the 2021 Plan for the six months ended June 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,140,971	$3.27
Granted	150,000	2.47
Vested	-	-
Vested and converted to restricted common shares	(1,170,834)	3.05
Forfeited	(120,137)	4.37
Nonvested as of June 30, 2025	-	$-

Restricted Shares of Common Stock Activity Summary

The following table summarizes restricted Common Stock activity under the 2021 Plan for the six months ended June 30, 2025:

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2024	270,794
Converted from restricted stock units	1,170,834
Forfeited	(129,327)
Outstanding and nonvested as of June 30, 2025	1,312,301

Stock Based Compensation

Stock-based compensation expenses are allocated among general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock option awards	$55,523	$22,712	$110,735	$31,993
Employee restricted stock unit awards	153,647	241,752	305,604	480,898
Forfeiture of employee restricted stock unit and share awards	-	-	(262,058)	-
Non-employee restricted stock awards	37,501	35,578	75,004	60,580
	$246,671	$300,042	$229,285	$573,471

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended June 30, 2025:

Number of Warrants
Outstanding as of December 31, 2024	712,500
Issuance of warrants in connection with convertible note	1,901,916
Outstanding as of June 30, 2025	2,614,416

As of June 30, 2025, 712,500 warrants were classified as derivative liabilities, and 1,901,916 warrants issued in connection with the convertible notes were classified as equity.

Note 7 – Debt

Loan Payable – Defi Protocol (Aave)

The Company participates in decentralized finance (“DeFi”) borrowing activity through Aave, a smart-contract based protocol that facilitates loans collateralized by crypto assets. During the six months ended June 30, 2025, the Company borrowed an aggregate of $5,447,000 in USDT and repaid $1,447,000 of principal. These borrowings are collateralized by Ethereum (ETH) and remain outstanding until repaid or liquidated in accordance with Aave protocol terms. Borrowings have no fixed maturity date and are subject to partial or full liquidation if the loan’s health factor falls below the protocol-defined minimum threshold. The health factor is calculated based on the value of the collateral relative to the loan balance and Aave’s protocol-specific liquidation threshold (generally 80% for ETH).

The following table summarizes the Defi protocol lending activity during the six months ended June 30, 2025:

For the Six Months Ended June 30, 2025
Beginning balance – January 1, 2025	$-
Proceeds from DeFi borrowings	5,447,000
Repayments of principal	(1,447,000)
Ending balance – June 30, 2025	$4,000,000

As of June 30, 2025, the Company had approximately 3,903 ETH deposited as collateral with a fair market value of approximately $9,704,000. The collateralized ETH remains in the Company’s wallets but is restricted from transfer while the loan is outstanding. See Note 3 – Summary of Significant Accounting Policies and Note 4 – Crypto Assets for further detail regarding the accounting treatment and classification of these assets.

The loan accrues interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on market utilization and liquidity conditions. These rates are published and updated in real-time at aave.com, and the net cost of capital may fluctuate based on protocol-level market conditions.

For the three and six months ended June 30, 2025, the Company recognized approximately $8,000 in interest expense, of which approximately $7,000 remained unpaid and is included in accrued expenses as of period end. The Company also earned approximately $1,000 of interest income on the ETH collateral during the same period.

The Company’s Board of Directors has approved the use of Aave for borrowing activities, subject to a maximum loan-to-value (LTV) ratio and debt-to-asset (DTA) coverage limitation of 40% at the time of borrowing. The Board also approved temporary exceedances of these limitations for operational purposes, provided such exceedances do not exceed two days.

Convertible Notes Payable

On May 13, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors (the “Investors”), pursuant to which it issued 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”) with an aggregate principal amount of $7,810,526 in exchange for gross cash proceeds of $7,420,000. In connection with the issuance of the Notes, the Company also agreed to issue to the Investors 1,901,916 warrants, each exercisable for one share of the Company’s Common Stock at an exercise price of $2.75 per share. The warrants have a term of five years from the issuance date.

The Notes: (i) are convertible into shares of the Company’s Common Stock at a conversion price of $5.85 per share, (ii) mature 24 months from the issuance date, (iii) accrue interest at an annual rate of 6%, payable quarterly in either cash or freely tradable shares at the Company’s discretion, (iv) contain a 4.99% beneficial ownership conversion blocker, and (v) are secured by all of the Company’s assets as collateral, excluding ETH deposited as collateral for USDT borrowings through Aave and certain other customary carve-outs.

H.C. Wainwright & Co., LLC acted as the Company’s exclusive placement agent in connection with the offering. The Company paid legal, placement agent, and administrative issuance costs of approximately $236,000, which were allocated between the debt and warrant components and recorded as a debt discount to be amortized using the effective interest method over the term of the Notes.

The fair value of the warrants issued in connection with the offering was estimated using the Black-Scholes option pricing model and allocated as a debt discount in accordance with ASC 470-20, as the warrants were determined to be freestanding equity-classified instruments.

The Notes include a debt discount representing the original issue discount, issuance costs, and the allocated fair value of the freestanding warrants, which will be amortized over the term of the Notes using the effective interest method.

In connection with the transaction, Mr. Charles Allen, the Company’s Chairman of the Board and Chief Executive Officer, invested $95,000 in the Offering. Additionally, a trust of which Mr. Allen is a beneficiary but is not the settlor or trustee invested $200,000 in the Offering. An independent committee of the Company’s Board of Directors approved Mr. Allen’s investment in the Offering.

For the three and six months ended June 30, 2025, the Company recognized total interest expense of approximately $213,000, which includes both contractual interest and the amortization of debt discounts and issuance costs using the effective interest method. The Company paid interest of approximately $62,000 in cash during the period.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$621,017	$3,907,091
Accrued interest	6,621	-
Accounts payable and accrued expenses	102,607	70,444
	$730,245	$3,977,535

Accrued compensation includes performance bonus accruals of approximately $617,000 and $3,907,000 as of June 30, 2025 and December 31, 2024, respectively. The significant decrease in bonus accruals reflects bonus payments made during the first quarter of 2025.

Note 9 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the six months ended June 30, 2025 and 2024, the Company made contributions to the 401(k) Plan of $122,000 and $109,000, respectively.

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

As reflected in the consolidated financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $153,335,000 at June 30, 2025, and net cash used in operating activities of approximately $3,236,000 for the reporting period then ended. The Company is actively implementing its business plan, generating revenue, and executing a deliberate financing strategy that includes DeFi protocol borrowing and convertible note issuances to accelerate the accumulation of Ethereum (ETH) and scale its blockchain infrastructure operations. Based on the Company’s cash position and liquid crypto assets as of August 12, 2025, management has determined that these resources are sufficient to support its daily operations over the next twelve months.

Note 11 – Segment Information

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

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	NodeOps	Builder+	Total	NodeOps	Builder+	Total
Revenues from blockchain infrastructure operations	$262,972	$2,509,226	$2,772,198	$602,263	$3,858,870	$4,461,133
Less: Cost of Revenues
Validator Payments	-	2,813,438	2,813,438	-	4,293,380	4,293,380
Cloud and server hosting costs	4,385	15,207	19,592	40,038	45,497	85,535
Compensation costs	7,508	11,233	18,741	17,336	22,894	40,230
Third-party contractor support costs	1,362	-	1,362	2,647	-	2,647
Gross profit (loss)	$249,717	$(330,652)	$(80,935)	$542,242	$(502,901)	$39,341

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	NodeOps	Builder+	Total	NodeOps	Builder+	Total
Revenues from blockchain infrastructure operations	$485,339	$75,853	$561,192	$903,692	$108,886	$1,012,578
Less: Cost of Revenues
Validator Payments	-	92,500	92,500	-	158,112	158,112
Cloud and server hosting costs	31,927	13,737	45,664	73,304	46,255	119,559
Compensation costs	6,825	14,656	21,481	13,650	24,553	38,203
Third-party contractor support costs	8,662	541	9,203	12,413	1,186	13,599
Gross profit (loss)	$437,925	$(45,581)	$392,344	$804,325	$(121,220)	$683,105

The following table reconciles total segment gross profit to consolidated net income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	(80,935)	392,344	39,341	683,105
Total operating expenses	(4,447,069)	(1,319,374)	(7,530,370)	(2,456,216)
Other income (expense)	8,409,536	(5,800,839)	(5,896,136)	7,301,828
Net income (loss)	$3,881,532	$(6,727,869)	$(13,387,165)	$5,528,717

Note 12 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than disclosed.

ATM Financing

During the period from July 1, 2025 to August 12, 2025, the Company sold a total of 24,522,525 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $135,217,000 at an average selling price of $5.51 per share, resulting in net proceeds of approximately $131,082,000 after deducting commissions and other transaction costs.

DeFi Borrowing

During the period from July 1, 2025 to August 12, 2025 the Company borrowed an additional $47,500,000 in USDT through Aave, a decentralized finance protocol, using Ethereum (ETH) as collateral. As of August 12, 2025, the Company had approximately $51,702,000 in outstanding borrowings, inclusive of accrued interest, collateralized by approximately 38,400 ETH with a fair market value of approximately $176,062,000, based on the ETH closing price of $4,584 on that date.

Borrowings accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market demand. ETH collateral posted also accrues variable interest. These rates are published and updated in real-time at aave.com, and the net cost of capital may fluctuate based on protocol-level market conditions.

Convertible Notes Payable

On July 21, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with two accredited investors (collectively the “Investors”), pursuant to which the Company will issue to the Investors 5% Original Issue Discount Senior Secured Convertible Notes (the “Notes”) in an aggregate principal amount of $10,050,000, for a purchase price of $9,547,500. In connection with the issuance of the Notes, the Company also agreed to issue 879,375 five-year warrants (“Warrants”) to the investors, exercisable at $8.00 per share (collectively, the “Offering”).

The Notes: (i) are convertible into shares of the Company’s Common Stock at a conversion price of $13.00 per share, (ii) mature 24 months from the closing date, (iii) accrue an interest rate of 6% per annum, which may be paid on a quarterly basis in cash or freely tradable shares, (iv) contain a 4.99% beneficial ownership conversion limitation, and (v) are secured by all of the Company’s assets as collateral, except for Ethereum deposited as collateral for USDT borrowings on Aave and certain other exclusions.

A trust of which Mr. Charles Allen, the Company’s Chairman of the Board and Chief Executive Officer, is a beneficiary but is not the settlor or trustee invested $47,500 in the Offering.

As part of the July 21, 2025 Senior Secured Convertible Note financing terms, the Company agreed that, while the notes remain outstanding, it will not amend the Series V Preferred Shares to allow for conversion into Common Stock for a period of 18 months.

Option and Warrant Exercises

Subsequent to June 30, 2025, the Company issued an aggregate of 1,561,687 shares of Common Stock in connection with the cashless exercise of outstanding stock options and warrants. On July 9, 2025, holders exercised 1,100,000 stock options on a cashless basis, surrendering 353,637 options to cover the exercise price and receiving 746,363 net shares. On July 8, 2025, holders exercised 913,150 warrants on a cashless basis, surrendering 406,337 warrants and receiving 506,813 net shares. On July 18, 2025, holders exercised 456,575 warrants on a cashless basis, surrendering 148,064 warrants and receiving 308,511 net shares. No cash proceeds were received in connection with these exercises.

Vesting of Certain Long-Term Incentives

On August 7, 2025, the Company determined that the market capitalization vesting condition for certain previously granted Long-Term Incentive (“LTI”) awards had been satisfied. Under the applicable award agreements, vesting required the Company to maintain a market capitalization in excess of $100 million for 30 consecutive days.

As a result, 318,055 shares of Common Stock and 318,055 shares of Series V Preferred Stock, originally issued on January 13, 2025, upon conversion of vested RSUs into restricted equity, became fully vested in accordance with their terms. These shares, previously classified as restricted Common Stock and restricted Series V Preferred Stock, were reclassified to outstanding Common Stock and Series V Preferred Stock, respectively.

Grant of Stock Options for Achievement of Performance Milestone

On August 7, 2025, upon the recommendation of the Compensation Committee, the Board of Directors of the Company determined that it had exceeded the highest level tier for the liquidity milestone under its 2025 Annual Performance Incentive Plan, which was previously disclosed in the Company’s Current Report on Form 8-K filed on January 2, 2025 (the “January 8-K”).

Specifically, the Company maintained a cash and crypto balance in excess of $75 million for twenty consecutive days, thereby satisfying the highest tier (cutoff level being $75 million) of the liquidity milestone. As disclosed in the January 8-K, this liquidity milestone accounts for 25% of each executive officer’s target incentive compensation and is designed to reward financial strength and liquidity.

In accordance with the plan and consistent with the Company’s pay-for-performance philosophy, the Board approved the payment of this performance-based award to all eligible employees in the form of non-qualified stock options under the Company’s equity incentive plan. The Company’s Chief Executive Officer and Chief Financial Officer were granted 169,232 and 81,613, respectively. These options: (i) have a term of seven years, (ii) have an exercise price equal to $4.20 per share, (iii) vest in full on December 31, 2026, and (iv) are subject to the terms and conditions set forth in the applicable award agreements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations .

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. When we refer to the “2025 Quarter” and the “2024 Quarter” we are referring to the three months ended June 30, 2025 and June 30, 2024, respectively. When we refer to the “2025 Period” and the “2024 Period” we are referring to the six months ended June 30, 2025 and June 30, 2024, respectively.

Company Overview

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a publicly traded, Ethereum-first blockchain infrastructure and digital asset treasury company committed to driving scalable revenue and ETH accumulation through its unique capital formation and blockchain infrastructure strategies, collectively referred to as the DeFi/TradFi Flywheel. By combining decentralized finance (“DeFi”) and traditional finance (“TradFi”) mechanisms with its blockchain infrastructure operations, comprising NodeOps (staking) and Builder+ (block building), BTCS provides leveraged exposure to Ethereum (ETH) by integrating scalable revenue generation with a structured, yield-focused ETH accumulation strategy.

DeFi/TradFi Flywheel Funding Strategy

The DeFi/TradFi Flywheel represents a transformative extension of BTCS’s Ethereum-first strategy, combining innovative financing mechanisms from both decentralized and traditional markets to optimize capital efficiency and grow its ETH treasury. The Company’s planned capital formation approach includes At-The-Market (“ATM”) equity offerings, above market convertible debt issuance, and on-chain borrowing through DeFi protocols, such as Aave. These capital sources are strategically aligned with BTCS’s operating infrastructure, staking rewards from NodeOps, and ETH transaction fees captured through Builder+, creating a self-reinforcing flywheel designed to increase ETH per share while minimizing shareholder dilution. This approach reflects BTCS’s commitment to revenue scalability, ETH accumulation, and capital stewardship.

Blockchain Infrastructure: NodeOps (staking) and Builder+ (block building)

NodeOps: BTCS operates Ethereum validator nodes through its NodeOps initiative, earning ETH-denominated staking rewards for securing the network.

Builder+: BTCS’s proprietary block builder, Builder+, constructs and submits optimized blocks to Ethereum’s blockchain. By leveraging algorithmic strategies, Builder+ competes in the decentralized block space marketplace to capture ETH-denominated transaction fees. It is designed for scalable revenue generation, and its architecture allows for efficient deployment across select EVM-compatible ecosystems, such as Binance Smart Chain (“BSC”). This enables BTCS to expand its infrastructure footprint and generate additional revenue while maintaining a core focus on ETH accumulation. Builder+ is a central driver of BTCS’s growth strategy, reflecting the Company’s emphasis on scalable and efficient revenue generation.

Streamlined Focus

BTCS has paused further development of its consumer-facing platform ChainQ. Additionally, during the six months ended June 30, 2025, BTCS completed the wind-down of staking-as-a-service and validator operations on Avalanche (AVAX), Cosmos (ATOM), Akash (AKT), and Kava (KAVA), and liquidated the majority of its alt-coin holdings, which also included Axie Infinity (AXS) and NEAR protocol (NEAR). These moves were part of a strategic focus to concentrate on Ethereum-based revenue and ETH accumulation.

Crypto Assets

The tables below detail BTCS’s quarterly crypto asset holdings for each quarter from Q1 2024 through Q1 2025.

Crypto Assets Held as of the End of the Following Calendar Quarters:

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	7,935	7,978	9,060	9,063	14,659
Cosmos (ATOM)	293,886	307,489	322,547	338,838	355,813
Solana (SOL)	6,821	6,936	7,038	7,155	7,247
Avalanche (AVAX)	18,510	18,510	19,085	19,375	19,628
BNB Chain (BNB)	-	-	-	69	68
Rocket Pool (RPL)	-	584	599	609	609
Axie Infinity (AXS)	71,704	77,500	83,546	89,864	-
NEAR Protocol (NEAR)	82,867	84,748	86,650	88,682	-
Akash (AKT)	129,891	136,042	142,090	148,045	-
Kava (KAVA)	358,318	365,364	372,126	379,137	-
Kusama (KSM)	8,074	8,362	8,440	-	-
Polkadot (DOT)	9,386	9,784	9,904	-	-
Polygon (POL)	518,554	525,405	-	-	-
Cardano (ADA)	268,582	270,264	-	-	-
Mina (MINA)	95,777	96,497	-	-	-
Tezos (XTZ)	26,845	27,440	-	-	-
Evmos (EVMOS)	364,037	367,358	-	-	-
Band Protocol (BAND)	992	992	-	-	-

Fair Market Value of Crypto Assets as of the End of the Following Calendar Quarters:

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	$27,235,107	$20,767,299	$30,198,638	$16,529,501	36,444,451
Cosmos (ATOM)	1,975,032	1,452,240	1,995,181	1,482,550	1,458,228
Solana (SOL)	999,138	1,058,786	1,329,855	891,270	1,122,321
Avalanche (AVAX)	542,525	513,465	678,454	363,863	352,714
BNB Chain (BNB)	-	-	-	41,493	44,864
Rocket Pool (RPL)	-	6,702	6,779	2,673	3,057
Axie Infinity (AXS)	434,956	390,911	517,820	262,942	-
NEAR Protocol (NEAR)	438,780	448,572	424,934	222,326	-
Akash (AKT)	466,154	376,836	396,659	172,546	-
Kava (KAVA)	158,376	131,275	164,889	164,408	-
Kusama (KSM)	191,929	167,245	277,773	-	-
Polkadot (DOT)	58,218	43,406	65,701	-	-
Polygon (POL)	290,027	208,271	-	-	-
Cardano (ADA)	105,270	100,930	-	-	-
Mina (MINA)	51,720	53,749	-	-	-
Tezos (XTZ)	21,296	19,309	-	-	-
Evmos (EVMOS)	11,249	7,310	-	-	-
Band Protocol (BAND)	1,221	1,216	-	-	-
Total	$32,980,998	$25,747,522	$36,056,683	$20,133,572	$39,425,635
QoQ Change	-15%	-22%	40%	-44%	96%
YoY Change	70%	56%	43%	-48%	20%

Prices of Crypto Assets as of the End of the Following Calendar Quarters:*

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	$3,432	$2,603	$3,333	$1,824	$2,486
Cosmos (ATOM)	6.72	4.72	6.19	4.38	4.10
Solana (SOL)	146	153	189	125	155
Avalanche (AVAX)	29.31	27.74	35.55	18.78	17.97
BNB Chain (BNB)	-	-	-	605	658
Rocket Pool (RPL)	-	11.47	11.32	4.39	5.02
Axie Infinity (AXS)	6.07	5.04	6.20	2.93	-
NEAR Protocol (NEAR)	5.30	5.29	4.90	2.51	-
Akash (AKT)	3.59	2.77	2.79	1.17	-
Kava (KAVA)	0.44	0.36	0.44	0.43	-
Kusama (KSM)	23.77	20.00	32.91	-	-
Polkadot (DOT)	6.20	4.44	6.63	-	-
Polygon (POL)	0.56	0.40	-	-	-
Cardano (ADA)	0.39	0.37	-	-	-
Mina (MINA)	0.54	0.56	-	-	-
Tezos (XTZ)	0.79	0.70	-	-	-
Evmos (EVMOS)	0.03	0.02	-	-	-
Band Protocol (BAND)	1.23	1.23	-	-	-

* The prices have been rounded to the nearest whole dollar for prices above $100

Crypto Asset Rewards

The tables below detail BTCS’s quarterly crypto assets earned during each of the following quarters:

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	72	65	59	70	69
Cosmos (ATOM)	12,565	13,603	15,175	16,313	16,990
Solana (SOL) *	139	97	64	117	92
Axie Infinity (AXS) *	5,772	5,796	6,048	6,318	4,569
Akash (AKT)	6,246	6,151	5,771	5,957	2,272
NEAR Protocol (NEAR)	1,886	1,881	1,960	2,032	1,450
Avalanche (AVAX) *	668	-	569	290	253
Kava (KAVA)	6,632	7,046	7,174	7,011	4,020
Stader (SD) *	-	-	-	126	-
Rocket Pool (RPL) *	-	-	14	10	-
Polkadot (DOT) *	376	398	110	9	-
Kusama (KSM) *	279	288	75	-	-
Polygon (POL) *	6,314	6,851	1,575	-	-
Tezos (XTZ) *	354	594	88	-	-
Cardano (ADA) *	2,039	1,683	-	-	-
Mina (MINA)	2,880	720	-	-	-
Evmos (EVMOS) *	6,834	3,321	-	-	-
Oasis Network (ROSE)	10,431	-	-	-	-

* All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from block building through Builder+

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	23	152	700	494	912
BNB Chain (BNB)	-	-	-	-	638

Fair Market Value of Crypto Asset Rewards Earned Recognized as Revenue

The following table summarizes the revenues earned from the Company’s operations by revenue segment during the following calendar quarters:

Revenue by Segment

	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Total revenue from blockchain infrastructure staking activities through NodeOps	$485,340	$334,654	$381,958	$339,291	$262,972
Total revenue from block-building through Builder+	75,852	404,503	1,939,825	1,349,644	2,509,226
Total revenue	$561,192	$739,157	$2,321,783	$1,688,935	$2,772,198

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue in each respective segment during the following calendar quarters:

Revenue from blockchain infrastructure staking activities through NodeOps

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	$241,588	$180,487	$182,289	$186,195	$148,351
Cosmos (ATOM)	104,580	69,534	95,552	84,850	74,636
Solana (SOL) *	21,353	14,414	11,071	20,603	14,184
Axie Infinity (AXS) *	36,379	29,236	37,711	18,523	11,953
Akash (AKT)	26,740	17,763	18,043	11,835	3,367
NEAR Protocol (NEAR)	12,500	8,802	10,733	7,472	3,826
Avalanche (AVAX) *	18,491	-	20,764	6,405	4,917
Kava (KAVA)	4,305	2,508	3,198	3,245	1,738
Stader (SD) *	-	-	-	89	-
Rocket Pool (RPL) *	-	-	170	34	-
Polkadot (DOT) *	2,619	1,980	465	40	-
Kusama (KSM) *	8,108	5,782	1,382	-	-
Polygon (POL) *	3,758	2,716	523	-	-
Tezos (XTZ) *	338	419	57	-	-
Cardano (ADA) *	837	628	-	-	-
Mina (MINA)	2,439	319	-	-	-
Evmos (EVMOS) *	269	66	-	-	-
Oasis Network (ROSE)	1,036	-	-	-	-
Total revenue from blockchain infrastructure staking activities through NodeOps	$485,340	$334,654	$381,958	$339,291	$262,972

* All or a portion of revenue earned from staking to third-party validator nodes

Revenue from block building through Builder+

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	$75,852	$404,503	$1,939,825	$1,349,644	$2,101,709
BNB Chain (BNB)	-	-	-	-	407,517
Total revenue from block-building through Builder+	$75,852	$404,503	$1,939,825	$1,349,644	$2,509,226

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following tables reflect our operating results for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,		$ Change	% Change
	2025	2024	2025	2025

Revenues
Blockchain infrastructure revenues	$2,772,198	$561,192	$2,211,006	394%
Total revenues	2,772,198	561,192	2,211,006	394%

Cost of revenues
Blockchain infrastructure costs	2,853,133	168,848	$2,684,285	1,590%
Gross profit	(80,935)	392,344	(473,279)	(121)%

Operating expenses:
General and administrative	659,645	538,956	$120,689	22%
Research and development	193,543	163,777	29,766	18%
Compensation and related expenses	793,400	875,491	(82,091)	(9)%
Marketing	22,861	28,477	(5,616)	(20)%
Realized (gains) losses on crypto asset transactions	2,777,620	(287,327)	3,064,947	(1,067)%
Total operating expenses	4,447,069	1,319,374	3,127,695	237%

Other income (expenses):
Interest income	3,569	-	3,569	100%
Interest expense	(221,894)	-	(221,894)	100%
Change in unrealized appreciation (depreciation) of crypto assets	8,793,161	(5,943,339)	$14,736,500	(248)%
Change in fair value of warrant liabilities	(165,300)	142,500	(307,800)	(216)%
Total other income (expenses)	8,409,536	(5,800,839)	14,210,375	(245)%

Net income (loss)	$3,881,532	$(6,727,869)	$10,609,401	(158)%

	For the Six Months Ended
	June 30,		$ Change	% Change
	2025	2024	2025	2025

Revenues
Validator revenue	$4,461,133	$1,012,578	$3,448,555	341%
Total revenues	4,461,133	1,012,578	3,448,555	341%

Cost of revenues
Validator expense	4,421,792	329,473	4,092,319	1,242%
Gross profit	39,341	683,105	(643,764)	(94)%

Operating expenses:
General and administrative	$1,218,033	$1,026,555	$191,478	19%
Research and development	402,794	310,326	92,468	30%
Compensation and related expenses	1,481,602	1,331,270	150,332	11%
Marketing	268,033	86,079	181,954	211%
Realized (gains) losses on crypto asset transactions	4,159,908	(298,014)	4,457,922	(1,496)%
Total operating expenses	7,530,370	2,456,216	5,074,154	207%

Other income (expenses):
Interest income	3,569	-	3,569	100%
Interest expense	(221,894)	-	(221,894)	100%
Change in unrealized appreciation (depreciation) of crypto assets	(5,737,661)	7,159,328	(12,896,989)	(180)%
Change in fair value of warrant liabilities	59,850	142,500	(82,650)	(58)%
Total other income (expenses)	(5,896,136)	7,301,828	(13,197,964)	(181)%

Net income (loss)	$(13,387,165)	$5,528,717	(18,915,882)	(342)%

Revenues

Revenue for the 2025 Quarter increased to approximately $2,772,000 compared to approximately $561,000 in the 2024 Quarter. The increase was primarily attributable to the continued expansion of our Builder+ operations, which focus on block-building activities across Ethereum and Binance Smart Chain (BSC).

During the 2025 Quarter, Builder+ operations contributed approximately $2,509,000 of total revenue, while our NodeOps business contributed approximately $263,000. The significant year-over-year increase in revenue reflects the continued scaling of our Builder+ operations and the commencement of Binance Smart Chain (BSC) block building, which together resulted in a substantial increase in block rewards earned during the period. Block building on BSC contributed approximately $408,000, representing approximately 16% of Builder+ revenue and 15% of overall revenue for the 2025 Quarter.

For the 2025 Period, revenue increased to approximately $4,461,000 from approximately $1,013,000 in the 2024 Period, driven by the same factors described above.

While we anticipate continued growth in both the number of block rewards and staking rewards earned due to scaling of staked ETH, the fair value of such rewards may fluctuate due to the inherent volatility of crypto asset markets. As a result, the amount of revenue recognized in future periods may be materially impacted by market price movements of the underlying crypto assets at the time of reward receipt or recognition.

Cost of Revenues

Cost of revenues increased during the 2025 Quarter and 2025 Period, primarily due to higher Validator Payments made to external parties to secure block space as part of our block-building activities under Builder+. Validator Payments totaled approximately $2,813,000 during the 2025 Quarter and approximately $4,293,000 during the 2025 Period.

These costs are partially offset by the efficiencies realized in our blockchain infrastructure validating operating costs, including streamlining of infrastructure hosting fees and reduction of services provided by vendors.

As we continue to expand block-building operations and increase block production, we expect cost of revenues to rise correspondingly. During the 2025 Quarter, we incurred negative gross margins, as the losses from Builder+ activities outweighed the positive gross margins from our high-margin NodeOps operations. Costs may grow at a greater rate than revenue, particularly in periods of aggressive expansion, which could further pressure gross margins.

Operating Expenses

General and Administrative Expenses

General and administrative expenses increased during the 2025 Quarter and 2025 Period compared to the corresponding periods in 2024. The increase was primarily attributable to higher payments for order flow associated with supporting block-building activities, expanded investor relations services, and higher accounting fees, including increases in audit fees.

The growth in general and administrative expenses reflects the Company’s ongoing investment in operational infrastructure to support Builder+ activities and broader public company compliance efforts. We expect general and administrative expenses to fluctuate based on business needs, with potential increases in audit fees as well as order flow costs as operations continue to scale.

Research and Development Expenses

Research and development expenses increased during the 2025 Quarter and 2025 Period compared to the prior-year periods, primarily due to continued investment in Builder+ strategies and development. The primary focus of research and development activities remained centered on enhancing Builder+ operations, including the commencement of block building on Binance Smart Chain (BSC) during the 2025 Quarter. We expect research and development costs to remain consistent or moderately increase in future periods, with an emphasis on disciplined cost management, particularly for third-party development services.

Compensation and Related Expenses

Compensation and related expenses decreased during the 2025 Quarter but increased during the 2025 Period compared to the prior-year periods. The decrease in the Quarter was primarily attributable to timing differences in performance-based bonus accruals, while the increase in the Period reflects the addition of employee headcount and accruals for estimated performance-based bonuses tied to operational and financial milestones. The Company continues to rely on non-cash equity-based compensation as a core element of its overall compensation strategy, and we expect total compensation costs to increase in future periods as additional personnel are added and as further accruals for performance-based incentives are recognized.

Marketing Expenses

Marketing expenses increased during the 2025 Period compared to the 2024 Period, primarily due to expanded advertising campaigns and promotional activities aimed at enhancing brand visibility and supporting business development initiatives. The Company expects that marketing spend will remain at current or higher levels in future periods, in line with strategic growth objectives and broader customer engagement efforts.

Realized Losses on Crypto Asset Transactions

Realized losses on crypto asset transactions during the 2025 Quarter and 2025 Period were primarily driven by the sale of non-ETH crypto asset holdings, which the Company had held with long-standing unrealized losses that were recognized upon sale. These transactions reflect the Company’s strategic exit from its non-core related operations and holdings. Additional realized gains or losses may be recognized in future periods based on the timing and pricing of crypto asset sales to support operational or liquidity needs.

Other Income (Expenses)

Interest Income

Other income (expense) for the 2025 Quarter and 2025 Period was primarily impacted by changes in the fair value of the Company’s crypto assets and warrant liabilities.

Interest income earned on ETH deposited as collateral on the Aave DeFi lending protocol was a new source of other income during the 2025 Quarter. While the impact of interest income was not significant for the 2025 Quarter, we anticipate it to increase in future periods as we increase the amount of ETH deposited as collateral in connection with our planned expanded leverage on DeFi protocol lending.

Interest Expense

Interest expense during the 2025 Quarter and 2025 Period reflects interest accrued on borrowings under the Aave DeFi lending protocol, as well as interest incurred in connection with the issuance of the May 2025 convertible note. This includes both cash interest paid and the amortization of debt discount over the term of the convertible note.

We expect interest expense to increase significantly in future periods as we continue to utilize decentralized borrowings through platforms such as Aave, and as a result of the issuance of an additional $10,000,000 convertible note in July 2025 with terms similar to the May 2025 note.

Change in unrealized appreciation (depreciation) of crypto assets

The recognition of unrealized depreciation of crypto assets during the 2025 Period, compared to unrealized appreciation during the 2024 Period, contributed significantly to the year-over-year change. These fluctuations reflect movements in the fair market value of the Company’s crypto asset holdings, which are directly influenced by the volatility of crypto markets. Market volatility remains difficult to predict and can materially affect the value of assets reported on our balance sheet and the related effects on our results of operations.

Change in fair value of warrant liabilities

Additionally, the decrease in the fair value of warrant liabilities during the 2025 Period contributed to a reduction in non-cash expense. The valuation of warrant liabilities is primarily influenced by changes in the Company’s stock price as of each reporting period end, which may fluctuate based on market conditions beyond management’s control.

Net income (loss)

Net income for the 2025 Quarter increased to approximately $3,882,000, compared to a net loss of approximately $6,728,000 in the 2024 Quarter, resulting in a year-over-year improvement of approximately $10,610,000. The improvement was primarily driven by the positive change in the fair value of the Company’s crypto asset holdings, as crypto markets experienced an uptick during the 2025 Quarter. This resulted in significant unrealized gains on crypto assets, contributing substantially to the net income.

Despite this quarterly gain, the Company reported a net loss of approximately $13,387,000 for the 2025 Period, compared to net income of approximately $5,529,000 in the 2024 Period. The six-month loss reflects a carryover of unrealized depreciation recorded in the first quarter of 2025, when markets experienced notable weakness. In addition, realized losses on the sale of several non-ETH crypto asset holdings contributed to the year-to-date net loss.

Operating expenses also increased meaningfully, led by higher compensation costs, including increased performance bonus accruals tied to revenue growth and asset values, and a rise in marketing spend to support strategic growth initiatives.

Net income (loss) may continue to fluctuate significantly due to the volatility in the crypto asset markets, impacting changes in the fair value of crypto assets during future reporting periods.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell (assuming an effective registration statement on Form S-3), from time to time, shares of its Common Stock through H.C. Wainwright, subject to the availability of an effective registration statement on Form S-3. The initial ATM sales were conducted under a $100,000,000 shelf registration statement that became effective in September 2021.

On October 4, 2024, a new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the Company’s shelf registration to $250,000,000. As of the date of this report, there was approximately $104,341,000 available for sale under this Form S-3 registration statement.

On July 22, 2025, the Company entered into an amendment to its engagement with H.C. Wainwright in connection with a new Form S-3 registration statement filed on July 23, 2025, to register up to $2,000,000,000 of securities for future issuance (the “New Registration Statement”). The New Registration Statement was approved by the SEC and declared effective on August 1, 2025. As of the date of this report, the Company had not sold any securities under the New Registration Statement.

From September 14, 2021 through August 12, 2025, the Company sold a total of 32,762,523 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $163,597,000 at an average selling price of $4.99 per share, resulting in net proceeds of approximately $158,539,000 after deducting commissions and other transaction costs.

DeFi Borrowing (Aave)

From April 2025 through August 12, 2025, the Company borrowed a total of approximately $52,947,000 in USDT through Aave, a decentralized finance protocol, using Ethereum (ETH) as collateral, and repaid approximately $1,447,000 during the same period. As of August 12, 2025, the Company had approximately $51,702,000 in outstanding borrowings, inclusive of accrued interest, collateralized by approximately 38,400 ETH with a fair market value of approximately $176,062,000, based on the ETH closing price of $4,584 on that date.

Borrowings accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market demand. ETH collateral posted also accrues variable interest. These rates are published and updated in real-time at aave.com, and the net cost of capital may fluctuate based on protocol-level market conditions.

Convertible Notes Payable

In May 2025, the Company completed a private placement of Senior Secured Convertible Notes in the aggregate principal amount of approximately $7.8 million, for net cash proceeds of approximately $7.3 million. In connection with the offering, the Company also issued approximately 1.9 million five-year warrants, exercisable at $2.75 per share. The Notes mature in May 2027, bear interest at a rate of 6% per annum, and are convertible into shares of Common Stock at a conversion price of $5.85 per share.

In July 2025, the Company entered into an additional private placement of Senior Secured Convertible Notes in the aggregate principal amount of approximately $10.0 million, for net cash proceeds of approximately $9.5 million. In connection with the offering, the Company agreed to issue approximately 879,000 five-year warrants, exercisable at $8.00 per share. The Notes mature in July 2027, bear interest at 6% per annum, and are convertible into shares of Common Stock at a conversion price of $13.00 per share.

The Company intends to use the proceeds from both offerings primarily to accelerate the accumulation of Ethereum (ETH), expand operational capacity, and support the continued expansion of its blockchain infrastructure operations.

Liquidity

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate sufficient funds to support its current and future operations, satisfy its obligations as they come due, and otherwise operate on an ongoing basis. As of June 30, 2025, the Company had approximately $639,000 of cash and working capital of approximately $35,514,000.

As of August 12, 2025, subsequent to the financing described below, the Company had approximately $4,211,000 of cash and cash equivalents, and the fair market value of the Company’s crypto assets was approximately $323,043,000.

As of August 12, 2025, the Company had total debt obligations of approximately $69,563,000, consisting of approximately $51,702,000 under its lending arrangement with Aave Protocol and approximately $17,861,000 convertible notes payable.

The Company believes that its existing cash and crypto assets, together with the proceeds from the convertible note financing and the ability to raise additional funds through its ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures, strategic funding needs, and contractual obligations for at least the next twelve months from the filing date of this report. This assessment is based on current market conditions, regulatory environment, and the Company’s operational plans, all of which are subject to change.

Certain of our staked crypto assets may be locked up for varying durations, depending on the specific blockchain protocol, and we may be unable to unstake them in a timely manner to liquidate to the extent desired, which could materially impact our liquidity position. Additionally, technical issues, network congestion, or regulatory changes could further restrict our ability to access or liquidate these assets. Lock-up periods for our staked crypto assets range from several hours to 30 days. During times of instability in the cryptocurrency markets, the Company may not be able to sell its crypto assets at prices reflecting their perceived value or at all, which could result in substantial losses given the historical volatility of cryptocurrency prices. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Cash Flows

Cash Used in Operating Activities

Cash used in operating activities was approximately $3,236,000 during the 2025 Period, compared to approximately $1,693,000 for the 2024 Period. Significant non-cash adjustments impacting operating cash flows included:

●	Positive Adjustments:

	○	Approximately $3,845,000 of stock-based compensation, primarily reflecting the issuance of equity-based awards to employees, including performance-based grants.
	○	Approximately $4,302,000 of Validator Payments made in native crypto asset tokens as part of our block-building operations.
	○	Approximately $5,738,000 of unrealized depreciation of crypto asset holdings due to price volatility.
	○	Approximately $4,160,000 of realized losses from crypto asset sales, primarily related to the liquidation of non-core crypto asset holdings.

●	Negative Adjustments:

	○	Approximately $4,461,000 in revenue earned in native crypto assets, which does not generate immediate cash inflows.
	○	Approximately $3,286,000 reduction in accrued compensation, reflecting the payment of performance-based bonuses during the period.

We expect non-cash adjustments such as Validator Payments and crypto-denominated revenue to continue growing as Builder+ operations scale across Ethereum and Binance Smart Chain. However, the magnitude of these adjustments will remain sensitive to market conditions and crypto asset price fluctuations. The use of performance-based equity compensation may continue, and given the Company’s recent fundraising efforts and operational scaling, the pace of such accruals could increase in future periods.

Cash Used in Investing Activities

Net cash used in investing activities was approximately $13,366,000 during the 2025 Period, compared to net cash provided by investing activities of approximately $531,000 in the 2024 Period. The 2025 activity primarily reflects the purchase of approximately $14,179,000 of crypto assets, including approximately $14,130,000 of Ethereum to support validator operations and the Company’s long-term accumulation strategy. The Company also invested $250,000 in a private blockchain-based technology company during the 2025 Period. These purchases were partially offset by proceeds of approximately $1,065,000 from sales of non-core productive crypto assets as we continue to streamline operations.

We expect that purchases of ETH and other productive crypto assets will continue in future periods as the Company executes on its ETH treasury accumulation and validator scaling strategies.

Cash Provided by Financing Activities

Cash provided by financing activities was approximately $15,263,000 during the 2025 Period, compared to approximately $240,000 in the 2024 Period. Financing inflows during the 2025 Period were primarily driven by:

●	Net proceeds of approximately $7,306,000 from the May 2025 issuance of senior secured convertible notes and related five-year warrants
●	Net proceeds of approximately $4,079,000 from Common Stock sales under the Company’s At-the-Market (“ATM”) equity program.
●	Net borrowings of approximately $4,000,000 in USDT via Aave, a decentralized finance (DeFi) lending protocol.

The Company also paid debt issuance costs of approximately $123,000 during the 2025 Period.

The Company anticipates future financing activity may include additional DeFi borrowings and capital raised through the ATM program or convertible instruments, aligned with its strategy to scale blockchain infrastructure operations and accumulate ETH.

Off Balance Sheet Transactions

As of June 30, 2025, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding our liquidity, our growth strategy, our ability to generate scalable and efficient revenue, anticipated increases in our revenues and gross margins, and our future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the rewards and costs associated with staking or validating transactions on blockchains and successfully building blocks on Ethereum’s blockchain; (ii) regulatory issues related to our business model; (iii) fluctuations in the price of our crypto assets; (iv) potential decreases in the value of our crypto assets and rewards; (v) competition, (vi) risks related to the loss or theft of private withdrawal keys resulting in the complete loss of crypto assets and rewards; and (vii) other risks and uncertainties described in our filings with the SEC, including our Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

Transition of Roles for the Company’s Chief Operating Officer

On August 13, 2025, Michal Handerhan, the Company’s Chief Operating Officer and a member of the Board, transitioned from his position as Chief Operating Officer to the role of Operations Specialist, effective August 13, 2025. Mr. Handerhan and the Company have mutually agreed to terminate his employment agreement and RSU agreements, and Mr. Handerhan’s annual cash compensation will remain at $300,000 through June 30, 2026.

The transition is part of the Company’s realignment in light of recent growth and was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

10b5-1 Plans

On June 3, 2025, Michael Prevoznik, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan in accordance with the company’s insider trading policies and procedures. The plan is effective as of September 2, 2025 and is scheduled to terminate on November 17, 2027, unless terminated earlier in accordance with its terms. Under the plan, up to 350,000 shares of the Company’s Common Stock may be sold, subject to the terms and conditions of the plan, including price thresholds, volume limitations, and blackout periods.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Investor Communications via X (formerly Twitter)

The Company uses the following X (formerly Twitter) accounts, @Charles_BTCS and @Nasdaq_BTCS, as supplemental channels for communicating with the public about the Company. While these channels may share news and updates that may be material to investors, investors should primarily rely on our official SEC filings and press releases for material information. The Company encourages investors, the media, and others interested in the Company to follow these accounts in addition to monitoring the Company’s filings with the SEC, press releases, and its website at www.btcs.com for information about the Company. The content on our website is not incorporated by reference herein.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

August 13, 2025	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Articles of Merger	8-K/A	7/31/15	3.1
2.2	Agreement and Plan of Merger	8-K/A	7/31/15	3.2
3.1	Amended and Restated Articles of Incorporation, as of May 2010	10-K	3/31/11	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	3/25/13	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation – Name Change and Reverse Stock Split	8-K	2/5/14	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - Increase Authorized Capital	8-K	2/5/14	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	2/16/17	3.1
3.1(e)	Certificate of Amendment to Articles of Incorporation - Reverse Stock Split	8-K	4/9/19	3.1
3.1(f)	Certificate of Change – Reverse Stock Split	8-K	8/17/21	3.1
3.1(g)	Certificate of Designation – Series V	8-K	1/31/23	3.1
3.1(h)	Certificate of Amendment to the Series V Certificate of Designation	8-K	4/19/23	3.1
3.1(i)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital	8-K	7/13/23	3.1
3.2	Amended and Restated Bylaws of BTCS Inc.	8-K	7/5/24	3.1
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended	10-Q	8/11/23	4.1
10.1	Form of Securities Purchase Agreement – May 2025 ATW	8-K	5/14/25	10.1
10.2	Form of 5% OID Secured Convertible Note – May 2025 ATW	8-K	5/14/25	10.2
10.3	Form of Warrant – May 2025 ATW	8-K	5/14/25	10.3
10.4	Form of Securities Purchase Agreement – July 2025 ATW	8-K	7/21/25	10.4
10.5	Form of 5% OID Secured Convertible Note – July 2025 ATW	8-K	7/21/25	10.5
10.6	Form of Warrant – July 2025 ATW	8-K	7/21/25	10.6
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the consolidated financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 9466 Georgia Avenue #124, Silver Spring, MD 20910, Attention: Corporate Secretary.

