Form 10-Q
period 2025-09-30
BTCS Inc.
filed 2025-11-13
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________.

Commission file number: 001-40792

BTCS Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-1096644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 W. Lancaster Ave #336, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (202) 430-6576

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BTCS	The Nasdaq Stock Market
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

As of November 10, 2025, there were 46,838,532 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” the “Registrant,” and “BTCS Inc.,” mean BTCS Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,486,051	$1,977,778
Stablecoins	331,633	39,545
Crypto assets - treasury	2,304,873	646,539
Crypto assets - DeFi	161,703,903	-
Crypto assets - staked	129,171,906	35,410,144
Non-fungible tokens	191,256	-
Prepaid expenses	154,702	63,934
Total current assets	298,344,324	38,137,940

Other assets:
Investments, at value (Cost $500,000)	500,000	100,000
Property and equipment, net	11,028	7,449
Total other assets	511,028	107,449

Total Assets	$298,855,352	$38,245,389

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$86,835	$70,444
Accrued compensation	1,051,624	3,907,091
Accrued interest	681,173	-
Loans payable - DeFi protocol	56,500,000	-
Dividends payable	3,175,921	-
Warrant liabilities	855,713	267,900
Total current liabilities	62,351,266	4,245,435

Non-current liabilities:
Convertible notes payable, net	$11,099,589	$-
Total non-current liabilities	11,099,589	-

Total liabilities	73,450,855	4,245,435

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized, of which:
Series V Preferred Stock; 15,671,405 and 15,033,231 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$1,975,701	$2,646,314
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 47,075,189 and 18,717,743 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	47,075	18,718
Additional paid-in capital	311,128,354	171,283,199
Accumulated deficit	(87,746,633)	(139,948,277)
Total stockholders’ equity	225,404,497	33,999,954

Total Liabilities and Stockholders’ Equity	$298,855,352	$38,245,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues
Blockchain infrastructure revenues	$4,215,224	$739,157	$8,676,357	$1,751,735
DeFi revenues	723,279	-	726,843	-
Total revenues	4,938,503	739,157	9,403,200	1,751,735

Cost of revenues
Blockchain infrastructure costs	3,843,634	543,308	8,265,426	872,781
DeFi costs	6,916	-	6,916	-
Total cost of revenues	3,850,550	543,308	8,272,342	872,781

Gross profit	1,087,953	195,849	1,130,858	878,954

Operating expenses:
Professional fees	887,200	70,434	1,461,026	486,708
General and administrative	610,568	516,492	1,254,770	1,126,773
Compensation and related expenses	763,804	942,860	2,245,406	2,274,130
Research and development	145,592	213,332	548,386	523,658
Marketing	256,165	55,611	524,198	141,690
Realized (gains) losses on crypto asset transactions	4,407,773	121,964	8,567,681	(176,050)
Loss on extinguishment of debt	8,731	-	8,731	-
Total operating expenses	7,079,833	1,920,693	14,610,198	4,376,909

Other income (expenses):
Interest income	-	-	-	-
Interest expense	(1,496,529)	-	(1,718,423)	-
Change in unrealized appreciation (depreciation) of crypto assets	73,724,881	(7,396,380)	67,987,220	(237,052)
Change in fair value of warrant liabilities	(647,663)	53,437	(587,813)	195,937
Other income	-	28,000	-	28,000
Total other income (expenses)	71,580,689	(7,314,943)	65,680,984	(13,115)

Net income (loss)	$65,588,809	$(9,039,787)	$52,201,644	$(3,511,070)

Net income (loss) per share attributable to common stockholders
Basic	$1.48	$(0.56)	$1.83	$(0.22)
Diluted	$1.30	$(0.56)	$1.48	$(0.22)

Weighted-average shares of common stock used to compute net income per share:
Basic	44,233,030	16,158,032	28,575,472	15,870,343
Diluted	50,298,201	16,158,032	35,223,608	15,870,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2025

	Series V					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743	$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	26,394,414	26,395	135,134,447	-	135,160,842
Issuance of warrants in connection with convertible note	-		-	-	-	6,367,316	-	6,367,316
Issuance of common stock upon exercise of warrants	-		-	815,324	815	(815)	-	-
Issuance of common stock upon exercise of options	-		-	746,363	746	(746)	-	-
Stock-based compensation	1,020,834		180,688	1,516,025	1,516	4,480,357	-	4,662,561
Shares repurchased				(652,020)	(652)	(2,999,348)		(3,000,000)
Forfeiture of stock-based awards	(382,660)		(67,731)	(462,660)	(463)	(743,705)	-	(811,899)
Dividends declared	-		(783,570)	-	-	(2,392,351)	-	(3,175,921)
Net income (loss)	-		-	-	-	-	52,201,644	52,201,644
Balance at September 30, 2025	15,671,405	(1)	$1,975,701	47,075,189 (2)	$47,075	$311,128,354	$(87,746,633)	$225,404,497

(1)	Includes 322,580 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based and market cap target vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 565,080 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based and market cap target vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.

For the Nine Months Ended September 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829	$2,563,938	15,320,281	$15,322	$162,263,634	$(138,677,103)	$26,165,791
Issuance of common stock, net of offering cost / At-the-market offering	-	-	443,727	443	652,897	-	653,340
Stock-based compensation	-	-	791,213	790	1,887,010	-	1,887,800
Net income (loss)	-	-	-	-	-	(3,511,070)	(3,511,070)
Balance September 30, 2024	14,567,829	$2,563,938	16,555,221	$16,555	$164,803,541	$(142,188,173)	$25,195,861

For the Three Months Ended September 30, 2025

	Series V					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	16,004,738	(1)	$2,818,271	21,968,566	$21,969	$181,565,367	$(153,335,442)	$31,070,165
Issuance of common stock, net of offering cost / At-the-market offering	-		-	24,522,525	24,522	131,057,234	-	131,081,756
Issuance of warrants in connection with convertible note	-		-	-	-	3,834,005	-	3,834,005
Issuance of common stock upon exercise of warrants	-		-	815,324	815	(815)	-	-
Issuance of common stock upon exercise of options	-		-	746,363	746	(746)	-	-
Stock-based compensation	-		-	7,764	8	555,515	-	555,523
Shares repurchased	-		-	(652,020)	(652)	(2,999,348)	-	(3,000,000)
Forfeiture of stock-based awards	(333,333)		(59,000)	(333,333)	(333)	(490,507)	-	(549,840)
Dividends declared	-		(783,570)	-	-	(2,392,351)	-	(3,175,921)
Net income (loss)	-		-	-	-	-	65,588,809	65,588,809
Balance at September 30, 2025	15,671,405	(1)	$1,975,701	47,075,189 (2)	$47,075	$311,128,354	$(87,746,633)	$225,404,497

(1)	Includes 322,580 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based and market cap target vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 565,080 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based and market cap target vesting conditions. See Note 6 – Stockholders’ Equity (Deficit) for further details.

For the Three Months Ended September 30, 2024

	Series V				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2024	14,567,829	$2,563,938	15,895,027	$15,895	$163,681,450	$(133,148,386)	$33,112,897
Issuance of common stock, net of offering cost / At-the-market offering	-	-	279,896	280	412,756	-	413,036
Stock-based compensation	-	-	380,298	380	709,335	-	709,715
Net income (loss)	-	-	-	-	-	(9,039,787)	(9,039,787)
Balance September 30, 2024	14,567,829	$2,563,938	16,555,221	$16,555	$164,803,541	$(142,188,173)	$25,195,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Net cash flows used in operating activities:
Net income (loss)	$52,201,644	$(3,511,070)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation expense	2,693	4,475
Stock-based compensation	3,850,662	1,887,800
Blockchain infrastructure revenue	(8,676,357)	(1,751,735)
DeFi revenue	(726,843)	-
Builder payments (non-cash)	8,115,551	615,035
Blockchain network fees (non-cash)	10,050	-
Change in fair value of warrant liabilities	587,813	(195,937)
Purchase of non-productive crypto assets	(191,256)	-
Amortization on debt discount and issuance costs	754,394	-
Realized losses on crypto assets transactions	8,567,681	(176,050)
Change in unrealized (appreciation) depreciation of crypto assets	(67,987,220)	237,052
Changes in operating assets and liabilities:
Stablecoins	(292,088)	(19,353)
Prepaid expenses and other current assets	(90,768)	(322,287)
Receivable for capital shares sold	-	291,440
Accounts payable and accrued expenses	16,391	211,769
Accrued compensation	(2,855,467)	340,555
Accrued interest	681,173	-
Net cash used in operating activities	(6,031,947)	(2,388,306)

Cash flows from investing activities:
Purchase of productive crypto assets for validating	(199,858,288)	(31,300)
Sale of productive crypto assets	3,431,427	562,405
Purchase of investments	(400,000)	-
Purchase of property and equipment	(8,022)	-
Sale of property and equipment	1,750	-
Net cash provided by (used in) investing activities	(196,833,133)	531,105

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	135,160,842	653,340
Payments for shares repurchased	(3,000,000)	-
Proceeds from issuance of convertible notes, net	16,843,500	-
Proceeds from Defi borrowing	57,947,000	-
Payments to Defi borrowing	(1,447,000)	-
Payments of debt issuance costs	(130,989)	-
Net cash provided by financing activities	205,373,353	653,340

Net (decrease)/increase in cash	2,508,273	(1,203,861)
Cash, beginning of period	1,977,778	1,458,327
Cash, end of period	$4,486,051	$254,466

Supplemental disclosure of non-cash investing and financing activities:
Series V Preferred Stock Distribution	$180,688	$-
Cash paid for interest	$300,392	$-
Non-cash discount on convertible notes	$1,017,026	$-
Extinguishment of USDT-denominated debt via on-chain protocol	$1,500,000	$-
Issuance of GHO-denominated debt via on-chain protocol	$(1,500,000)	$-
Issuance of common stock upon non-cash exercise of warrants and stock options	$8,134,516	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a Nevada corporation listed on Nasdaq and headquartered in the United States. The Company is an Ethereum-first blockchain technology business focused on scalable revenue generation and ETH (the Ethereum network’s native token) accumulation through its blockchain-based infrastructure and decentralized finance (“DeFi”) operations.

BTCS’s operations comprise three primary business lines:

1.	Validator Node Operations (“NodeOps”) – BTCS operates Ethereum validator nodes (“nodes”) and earns ETH-denominated staking rewards for performing validation and consensus activities that secure the network.

2.	Block Building (“Builder+”) – Through its Builder+ operations, the Company participates in the block-building supply chain on the Ethereum and Binance Smart Chain (“BSC”) networks by operating block builders that construct and submit optimized transaction blocks to validators. Revenues are derived by execution layer rewards, including transaction fees and maximal extractable value (“MEV”) earned from successful block submissions.

3.	DeFi Operations (“Imperium”) – Beginning in 2025, BTCS expanded its blockchain operations to include DeFi activities under its Imperium business line. Through Imperium, the Company participates directly in DeFi ecosystems by deploying crypto assets, including ETH and stablecoins, into smart contract-based protocols that facilitate decentralized lending, liquidity provision, and other on-chain services. The Company earns variable crypto asset rewards based on its participation and the utilization of its deployed assets within these protocols.

Together, these business lines, which may be vertically integrated, represent complementary components of the Company’s broader blockchain strategy, designed to generate recurring on-chain revenues, enhance operational scalability, and increase ETH holdings and long-term treasury value.

While each operation has distinct economic drivers and technology components, NodeOps and Builder+ collectively comprise the Company’s blockchain infrastructure activities, whereas Imperium represents distinct DeFi operations within the Company’s overall blockchain ecosystem. Revenues from NodeOps and Builder+ are aggregated and presented as Blockchain infrastructure revenues, while revenues from Imperium are presented separately as DeFi revenues in the statements of operations. Segment results for these business lines, and their reconciliation to the financial-statement line items presented on the face of the statements of operations, are disclosed in Note 12 – Segment Reporting.

BTCS’s operations are strategically supported by its DeFi/TradFi Flywheel, a capital formation and reinvestment framework that integrates decentralized finance (e.g., on-chain borrowing) with traditional capital markets (e.g., at-the-market (“ATM”) equity offerings and structured convertible notes). This framework is designed to scale blockchain infrastructure operations, accelerate revenue growth and increase ETH accumulation while minimizing shareholder dilution.

During the nine months ended September 30, 2025, the Company completed a strategic wind-down of its validator node operations on Avalanche (AVAX), Cosmos (ATOM), Akash (AKT), and Kava (KAVA), and liquidated the majority of its non-Ethereum token holdings. These actions were undertaken to align operations and capital allocation with the Company’s Ethereum-centric focus.

The Company’s operations are subject to various risks, including technological complexity, regulatory uncertainty, market volatility, and competition within the blockchain infrastructure space. BTCS’s future success depends on Ethereum’s continued adoption, the evolution of decentralized infrastructure markets, and the Company’s ability to operate blockchain infrastructure efficiently at scale.

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended September 30, 2025 are not necessarily indicative of results for the full year ending December 31, 2025. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2024.

Reclassifications

Certain prior period amounts have been reclassified in order to conform with the current period presentation in the unaudited condensed financial statements and accompanying notes. The reclassifications did not have a material impact on the Company’s unaudited condensed financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

BTCS Labs

At inception on December 24, 2024, the Company paid approximately $2,000 of formation costs on behalf of BTCS Labs Inc. (“BTCS Labs”) in exchange for 100 shares of its common stock. In September 2025, BTCS Labs reimbursed the Company for the original payment of formation costs, and the 100 shares originally issued were repurchased and retired. As a result, BTCS Labs is no longer presented as a subsidiary in the accompanying financial statements.

Note 3 - Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Annual Report on the Company’s Form 10-K filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of September 30, 2025 and December 31, 2024, the Company had approximately $4,486,000 and $1,978,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2025 and December 31, 2024, the Company had approximately $4,018,000 and $1,474,000 in excess of the FDIC insured limit, respectively.

Stablecoins

The Company holds stablecoins, including, but not limited to, USDT (Tether), USDC (USD Coin) and GHO (Aave Protocol’s native stablecoin), which are crypto assets that are pegged to the value of designed to maintain a value equivalent to one U.S. dollar. Our stablecoins are typically held in secure digital wallets or on crypto asset exchanges. The Company acquires and holds stablecoins primarily to facilitate crypto asset transactions, including, but not limited to, payments to third-party vendors. While not accounted for as cash or cash equivalents, these stablecoins are considered a liquidity resource.

Crypto Assets

The Company’s crypto assets primarily consist of Ethereum and other crypto assets held in non-custodial wallets. These assets are maintained under the Company’s control through secure private keys and are not held by any third-party custodian. The Company’s crypto assets are used to support its blockchain infrastructure operations, including NodeOps, Builder+ and Imperium.

Fair Value Measurement

The Company accounts for its crypto assets under Accounting Standards Codification (“ASC”) 350-60, Intangibles—Goodwill and Other—Crypto Assets, and measures such assets at fair value in accordance with ASC 820, Fair Value Measurement. Fair value represents the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its crypto assets are sold in their principal market or, in the absence of a principal market, the most advantageous market to which it has access.

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

Accounting for Crypto Assets

Fair Market Value

The Company measures its crypto assets at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC time zone at each reporting period end.

Crypto assets are categorized based on their operational use as follows:

●	Crypto assets – treasury represent unencumbered holdings maintained for liquidity and investment purposes.
●	Crypto assets – DeFi represent assets deployed in decentralized finance protocols for lending and liquidity provision.
●	Crypto assets – staked represent assets actively staked to validator nodes and deployed in blockchain validation activities to earn staking rewards.

All crypto assets are measured at fair value under ASC 350-60 and are presented as current assets unless they are subject to protocol-imposed restrictions exceeding twelve months. Staked crypto assets are classified as non-current if their lock-up periods extend beyond one year.

The majority of the Company’s crypto assets are deployed either in staking arrangements with lock-up periods of less than seven days or in DeFi liquidity pools that permit near-immediate redemption. Accordingly, these assets are classified as current under ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace, as we have a reasonable expectation that they will be realized in cash or sold or consumed during the normal operating cycle of our business to support operations when needed.

Cost Basis

Effective January 1, 2025, the Company enhanced its accounting systems and processes related to the receipt and valuation of crypto assets. As a result of these enhancements, the Company updated its accounting policy for determining the cost basis of crypto assets received. The cost basis is now measured at fair value based on the hourly spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60.

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

Realized gains (losses) on sale of crypto assets are included in operating expenses in the statements of operations. The Company recorded realized gains (losses) on crypto assets of approximately ($4,408,000) and ($122,000) for the three months ended September 30, 2025 and 2024, respectively, and approximately ($8,568,000) and $176,000 for the nine months ended September 30, 2025 and 2024, respectively.

The Company does not believe the change materially impacts comparability of results. While the realized loss for the three and nine months ended September 30, 2025, reflects application of the new LIFO method, it is not practicable to quantify the exact impact of the change as compared to the prior method, given the subjective lot selection involved in specific identification. Based on this assessment, the Company does not believe the change has a material effect on the financial statements.

Presentation of Crypto Assets in the Statements of Cash Flows

The classification of purchases and sales in the statements of cash flows is determined based on the nature of the crypto assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking or liquidity provision) or ‘non-productive’ (e.g., NFTs). Acquisitions of non-productive crypto assets are treated as operating activities, while acquisitions of productive crypto assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities.

ETH Deployed in DeFi Arrangements

In DeFi arrangements, such as those transacted on the Aave protocol, the Company participates as a Liquidity Provider, depositing ETH into Aave’s decentralized lending pools. When ETH is supplied, it becomes part of the protocol’s available liquidity that borrowers may draw upon. The deposited ETH earns variable rewards based on market supply and demand for borrowing within the protocol.

The ETH supplied by the Company is also eligible to serve as collateral supporting on-chain borrowing activities. The collateral value of the deposited ETH contributes to the overall “health factor” of the Company’s Aave wallet. The health factor is a protocol metric that measures the ratio of collateral value to outstanding borrowings and automatically updates with changes in ETH market prices. The health factor determines the safety buffer against liquidation; maintaining a value greater than 1.0 ensures sufficient collateralization, while a decline below 1.0 could trigger partial liquidation of the collateral by the protocol’s smart contracts.

Upon deposit, ETH is automatically wrapped into Aave Wrapped ETH (“WAETH” or “aEthWETH”) to enable ERC-20 interoperability and facilitate reward accrual within the lending pool. The Company has concluded that this conversion does not constitute a derecognition event under ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, as no other counterparty obtains control or economic benefits of the deposited ETH. Rather, WAETH serves as a receipt or claim token evidencing the Company’s continuing interest in the underlying ETH.

Accordingly:

●	ETH deployed into DeFi protocols remains recognized at its fair value under ASC 350-60.
●	WAETH is not recognized as a separate intangible asset since it is economically equivalent to the underlying ETH.
●	ETH deployed within DeFi protocols is disclosed as encumbered when serving as collateral for borrowing arrangements or liquidity provision activities.
●	No gain or loss is recognized upon wrapping or unwrapping ETH within DeFi protocols.

Any reward earned from such DeFi deployments is recognized as DeFi revenues on the statements of operations in accordance with ASC 606, as discussed in Note 3 - Revenue Recognition section.

As of September 30, 2025, the Company had approximately 38,999 ETH deployed within DeFi protocols, which remains reflected as ETH within Crypto assets - DeFi on the balance sheet and disclosed separately in Note 4 – Crypto Assets, including disclosure of their restricted status. Deployed ETH is subject to protocol-specific risks, including smart-contract vulnerabilities, liquidity constraints, collateral liquidation risk, and potential protocol governance changes.

Non-Fungible Tokens (NFTs)

The Company holds certain non-fungible tokens (“NFTs”), which are unique digital assets recorded on a blockchain. NFTs do not represent ownership interests in an entity or contractual rights to cash flows, and therefore do not qualify as financial instruments or equity securities under ASC 320 or ASC 321. Consistent with the accounting treatment applied to other crypto assets, the Company accounts for NFTs as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other.

NFTs are initially recorded at cost and are not amortized. NFTs are assessed for impairment each reporting period to determine if any events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the fair value of an NFT is less than its carrying value, an impairment loss is recognized equal to the difference. Subsequent increases in fair value are not recorded. Realized gains or losses on the sale of NFTs are included in other income (expense) in the statements of operations.

Fair value used in impairment testing is determined in accordance with ASC 820, Fair Value Measurement. Unlike fungible crypto assets, NFTs typically do not trade on centralized exchanges with quoted prices. Instead, the Company evaluates impairment by reference to observable transactions, where available, on active NFT marketplaces.

During the three and nine months ended September 30, 2025, the Company purchased multiple NFTs for aggregate consideration of approximately $191,000. These NFTs are included within Non-fungible tokens on the balance sheets. No impairment losses were recognized for the three or nine months ended September 30, 2025.

Operating Segments

The Company’s blockchain operations include three revenue-generating business lines corresponding to its distinct sources of on-chain revenues: validator node operations (“NodeOps”), block building (“Builder+”) and DeFi operations (“Imperium”).

The Company’s Chief Operating Decision Makers (“CODMs”) are comprised of several members of its executive management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who are responsible for evaluating the Company’s financial performance, managing operations, and allocating capital and resources.

The CODMs regularly review discrete financial information related to Builder+ NodeOps and Imperium, assessing financial performance based on gross profit (loss), direct operating expenses, and key financial metrics. These financial reviews direct operational decisions and shape capital deployment strategies for each activity.

While the CODMs evaluates NodeOps, Builder+, and Imperium individually for internal management purposes, NodeOps and Builder+ share common economic characteristics, technological infrastructure, and operational oversight and are therefore aggregated into a single operating segment, Blockchain infrastructure operations, under ASC 280, Segment Reporting. Imperium, which generates revenue through participation in DeFi protocols, is presented as a separate reportable segment, DeFi operations, due to its distinct economic drivers and underlying market characteristics.

Consistent with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company discloses significant segment expenses and other measures that are regularly provided to the CODMs for decision-making purposes. Refer to Note 12 – Segment Information for more information.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers, which requires an entity to recognize revenue when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

Under ASC 606, the Company applies the following five-step model to all revenue-generating arrangements:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

The Company’s revenues are generated from blockchain-based operations and comprise three primary sources: (i) staking rewards earned from validator node operations (NodeOps); (ii) execution-layer transaction fees, priority fees, and maximal extractable value (“MEV”) rewards earned from block-building activities (Builder+); and (iii) protocol-driven rewards earned from participation in DeFi protocols (Imperium). Revenues from NodeOps and Builder+ are aggregated and presented as Blockchain infrastructure revenues, while revenues from Imperium are presented separately as DeFi revenues in the statements of operations.

The transaction consideration the Company receives in the form of native crypto assets, such as ETH or other network tokens, represents non-cash consideration measured at fair value on the date the crypto assets are earned.

Collectively, these activities represent the outputs of the Company’s ordinary blockchain infrastructure operations and are measured at the fair value of the crypto assets earned at the time each performance obligation is satisfied.

NodeOps

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

In exchange for staking the crypto assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed crypto asset award earned from the network when delegating to the Company’s own node and is entitled to a fractional share of the network-determined crypto asset award a third-party node operator receives (less crypto asset transaction fees payable to the node operator, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is proportionate to the crypto assets staked by the Company compared to the total crypto assets staked by all Delegators to that node at that time.

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

Builder+

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

Ethereum Block Building

The Company participates in the Ethereum blockchain network by engaging in the construction of blocks containing strategically bundled transactions from the Ethereum mempool and from searchers who connect to the Company’s endpoint with the intent of the Company’s builder proposing their transactions. Revenue recognition for these activities, conducted through Builder+, entails the recognition of execution layer transaction fees (or “transaction fees”) and priority fees (or “tips”) earned in exchange for successfully constructing blocks of bundled transactions and having these blocks selected and proposed by a validator to the Ethereum network for validation and successfully finalized on the network.

These transaction fees and tips are earned as a direct result of the Company’s fulfillment of its performance obligations, which include the construction of blocks by bundling transactions to maximize the value of the included fees and the proposal of that block by a Validator. Each constructed block under a smart contract with the Ethereum network signifies a distinct performance obligation.

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

The satisfaction of the performance obligation occurs at a point in time when the constructed block is both proposed by a Validator and successfully finalized on the Ethereum network. At this juncture, the Company has fulfilled its obligations, and the transaction fees and tips associated with the transactions included in the block become available and are transferred to the Company’s digital wallet.

The Company recognizes revenue, reflecting the fair value of the total transaction fees and tips earned from the constructed block.

Binance Smart Chain (BSC) Block Building

The Company also operates as a Builder on Binance Smart Chain (BSC), which uses a Proof-of-Staked-Authority (“PoSA”) consensus and a distinct block-building and reward structure. The native token of BSC is BNB, which is used for both transaction fees and transaction-based payments.

Builders on BSC construct block bids composed of transactions and optional searcher tips. Unlike Ethereum, transaction fees on BSC are paid directly to the Validator’s coinbase and are not received by the Builder. Instead, the Builder earns revenue in the form of BNB-denominated tips, which are voluntarily sent by searchers to a Builder-controlled smart contract as priority fees. These tips accumulate in the smart contract and are periodically withdrawn to the Company’s Builder wallet.

The Company recognizes revenue from BSC block building at the time the BNB tips are withdrawn from the tip smart contract to the Company’s wallet, measured at the fair value of BNB at the time the withdrawal occurs. Because BSC validator payments are embedded in the transaction fees of a self-transfer transaction appended by the Builder, the associated transaction cost is treated as cost of revenue.

Builder performance obligations on BSC are satisfied when the constructed block is selected and proposed by a Validator and finalized on-chain. Similar to Ethereum, each block is considered a separate performance obligation.

Imperium

Beginning in 2025, the Company expanded its blockchain infrastructure operations to include DeFi activities under its Imperium business line. Through Imperium, the Company participates directly in DeFi ecosystems by deploying crypto assets, including ETH and stablecoins, into smart contract-based protocols that facilitate decentralized lending, liquidity provision, and other on-chain financial services.

When the Company deposits ETH into a DeFi protocol, such as Aave, the ETH is converted into a tokenized representation (for example, Aave Wrapped ETH, “WETH” or “aEthWETH”) that represents the Company’s on-chain deposit position and entitles it to earn variable crypto asset rewards (e.g., ETH). These rewards accrue continuously based on protocol activity, supply-and-demand dynamics, and utilization of the Company’s deployed assets within the lending pool.

The Company’s participation in DeFi protocols represents a distinct performance obligation that is satisfied over time, as the protocol’s users simultaneously receive and consume the benefits of the Company’s contributed liquidity or other deployed assets. Revenue is recognized over time in proportion to the variable rewards accrued to the Company’s position, measured at the fair value of the native token at the time the consideration is earned. Variable consideration is constrained to amounts not subject to significant reversal, consistent with ASC 606-10-32-11.

Revenues earned through Imperium are classified as DeFi revenues in the statements of operations. The Company is considered the principal in these transactions because it controls the deployed crypto assets, bears protocol and market risks (including smart-contract, liquidity, and liquidation risk), and earns consideration directly from the protocol rather than through an intermediary.

The following table summarizes the revenues earned from the Company’s operations for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Blockchain infrastructure revenues
NodeOps	$858,867	$334,654	$1,461,130	$1,238,347
Builder+	3,356,357	404,503	7,215,227	513,388
Total blockchain infrastructure revenues	4,215,224	739,157	8,676,357	1,751,735
DeFi revenues (Imperium)	723,279	-	726,843	-
Total revenues	$4,938,503	$739,157	$9,403,200	$1,751,735

The following tables detail the native token rewards and their respective fair market value recognized as revenue for the three and nine months ended September 30, 2025 and 2024. Revenues earned from blockchain infrastructure staking activities through NodeOps include token rewards earned from the delegation of cryptocurrency assets to third-party validator nodes as well as token rewards derived from BTCS-operated validator nodes, which include staking of the Company’s crypto assets to BTCS nodes and Validator Fees earned from third-parties asset delegations to our nodes. Revenues earned from block-building through Builder+ includes block rewards generated by BTCS Builders.

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	206	$838,962	65	$180,487	345	$1,173,508	202	$610,153
Cosmos (ATOM)	-	$-	13,603	$69,534	33,303	$159,486	37,334	$295,188
Solana (SOL)*	108	$19,870	97	$14,414	317	$54,657	355	$51,139
Axie Infinity (AXS)*	-	$-	5,796	$29,236	10,887	$30,476	16,949	$113,937
Akash (AKT)	-	$-	6,151	$17,763	8,229	$15,202	16,971	$63,249
NEAR Protocol (NEAR)*	-	$-	1,881	$8,802	3,482	$11,298	4,481	$25,724
Avalanche (AVAX)*	-	$-	-	$-	543	$11,322	668	$18,491
Kava (KAVA)	-	$-	7,046	$2,508	11,031	$4,983	19,970	$12,065
Stader (SD)*	-	$-	-	$-	126	$89	-	$-
Polkadot (DOT)*	-	$-	398	$1,980	9	$40	1,134	$7,556
Rocket Pool (RPL)*	8	$35	-	$-	18	$69	-	$-
Kusama (KSM)	-	$-	288	$5,782	-	$-	576	$14,365
Polygon (POL)*	-	$-	6,851	$2,716	-	$-	19,395	$12,205
Tezos (XTZ)*	-	$-	594	$419	-	$-	1,266	$1,124
Mina (MINA)	-	$-	720	$319	-	$-	6,480	$6,404
Oasis Network (ROSE)	-	$-	-	$-	-	$-	26,567	$3,254
Cardano (ADA)*	-	$-	1,683	$628	-	$-	5,010	$2,218
Evmos (EVMOS)*	-	$-	3,321	$66	-	$-	21,581	$1,275
Total earned from blockchain infrastructure staking activities through NodeOps		$858,867		$334,654		$1,461,130		$1,238,347

*	All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from block-building through Builder+

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	770	$2,952,033	152	$404,503	2,176	$6,403,386	186	$513,388
BNB Chain (BNB)	446	$404,324	-	$-	1,084	$811,841	-	$-
Total earned from block-building through Builder+		$3,356,357		$404,503		$7,215,227		$513,388

Crypto assets earned from DeFi activities through Imperium

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Asset	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)	Token Rewards	Revenue ($USD)
Ethereum (ETH)	178	$723,279	-	$-	181	$726,843	-	$-
Total earned from DeFi activities through Imperium		$723,279		$-		$726,843		$-

Cost of Revenues

The Company’s cost of revenues primarily consists of direct expenses incurred in connection with its blockchain operations, including NodeOps, Builder+ and Imperium activities.

Blockchain Infrastructure Operations (NodeOps and Builder+)

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation and block construction on blockchain networks. These costs include cloud-based server hosting expenses related to our validator nodes and Builders and allocated employee compensation related to the monitoring, maintenance and support of these operations.

Additionally, for Ethereum block building, cost of revenues includes Validator Payments made by the Company’s Builder to Validators as compensation for proposing constructed blocks. These are fixed amounts embedded within the proposed blocks and are paid only when the block is successfully finalized on-chain.

For Binance Smart Chain (BSC) block building, although the Builder does not receive the transaction fees attached to the bundled transactions included in a finalized block, it must still compete for inclusion by proposing an additional bid, structured as a self-transaction, that specifies extra fees intended to incentivize the Validator to select its block. This self-transaction results in a direct payment to the Validator’s coinbase address. These Builder-specified bids are separate from the transaction fees attached to user transactions and represent incremental value added by the Builder intended to increase the likelihood of block inclusion. The Company records these Builder-specified bid payments as cost of revenues, as they are a direct cost of fulfilling the block-building performance obligations under the BSC block-building arrangement in accordance with ASC 606.

The Company also includes in cost of revenues any third-party fees for hosting, infrastructure support, or software maintenance related to validator or builder operations.

These expenses are collectively presented as Cost of blockchain infrastructure revenues in the statements of operations.

Imperium

Beginning in 2025, the Company’s DeFi operations under its Imperium business line generated revenues from participation in decentralized finance protocols. Related costs of revenues primarily consist of allocated employee compensation and related expenses associated with establishing, monitoring, and maintaining DeFi activities, as well as any third-party services that support these operations and other direct on-chain expenses incurred in connection with deploying or interacting with DeFi protocols. These costs are presented as Cost of DeFi revenues in the statements of operations.

The following table further details the costs of revenues for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of blockchain infrastructure revenues
Cost of staking revenues (NodeOps)	$8,265	$42,813	$68,287	$142,180
Cost of block-building revenues (Builder+)	3,835,369	500,495	8,197,139	730,601
Total cost of blockchain infrastructure revenues	3,843,634	543,308	8,265,426	872,781
Cost of DeFi revenues (Imperium)	6,916	-	6,916	-
Total cost of revenues	$3,850,550	$543,308	$8,272,342	$872,781

Internally Developed Software

Internally developed software consists of the core technology of the Company’s ChainQ platform. For internally developed software, the Company uses both its own employees as well as the services of external vendors and independent contractors. The Company accounts for computer software used in the business in accordance with ASC 985-20 and ASC 350.

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

Use of Estimates

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.

The Company’s significant estimates and assumptions include, but are not limited to, the recoverability and useful lives of indefinite life intangible assets, stock-based compensation, valuation allowances related to deferred tax assets, allocations of compensation and other shared costs among functional expense categories, accruals for employee bonuses and incentives, and the fair value of certain financial instruments, when applicable.

Actual results could differ from those estimates due to changes in external conditions or other factors, and such differences may be material to the financial statements.

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not be realized. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as income tax expense. Since the Company’s inception, no such interest or penalties have been incurred.

Accounting for Warrants

The Company accounts for the issuance of Common Stock purchase warrants issued in accordance with ASC 815, Derivatives and Hedging. Warrants are evaluated for liability or equity classification at the time of issuance based on the specific terms of the arrangement and settlement features.

Liability-Classified Warrants

Warrants are classified as liabilities when they: (i) require net cash settlement (including upon occurrence of an event outside the Company’s control), or (ii) provide the counterparty with a choice of cash or share settlement, or (iii) require the issuance of registered shares and do not explicitly preclude a right to cash settlement.

In accordance with ASC 815-40, these instruments are measured at fair value upon issuance and at each subsequent reporting period, with changes in fair value recognized in the statements of operations as “Change in fair value of warrant liabilities.” These warrants are classified as Level 3 liabilities within the fair value hierarchy due to the use of unobservable inputs in the valuation model (see Note 5 - Fair Value of Financial Assets and Liabilities).

The Company estimates the fair value of these warrants using a Black-Scholes option pricing model, with key inputs including the Company’s stock price, the warrant exercise price, expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The warrant liability is presented as a current liability on the Company’s balance sheet.

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

For equity-classified warrants, the Company estimates the grant-date fair value using a Black-Scholes option pricing model. The fair value is recognized in additional paid-in capital (APIC) at the time of issuance and is not subsequently remeasured. If the warrants are issued in connection with a financing transaction (e.g., convertible notes), the fair value is allocated to APIC and, when applicable, also recorded as a debt discount in accordance with ASC 470-20, Debt with Conversion and Other Option, and amortized over the term of the related debt instrument using the effective interest method.

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

Defi Lending Arrangements

The Company accounts for DeFi lending and borrowing arrangements, such as those executed through the Aave protocol, in accordance with ASC 470, Debt.

Borrowings

When the Company borrows crypto assets under a DeFi protocol, the arrangement is recognized as a financial liability measured at the principal amount of the borrowed tokens, net of repayments, in accordance with ASC 470. Such borrowings are presented on the balance sheet as Loans payable – DeFi protocol.

Borrowings are collateralized by the Company’s crypto assets, such as ETH, which are deposited into protocol-specific smart contracts as collateral. The deposited collateral remains recorded on the balance sheet within Crypto Assets, as the Company retains both custody and beneficial ownership. Collateralized assets are considered restricted while serving as security for DeFi borrowings and are disclosed as such in the notes to the financial statements.

Fair value measurement of the collateralized ETH follows the guidance in ASC 820, Fair Value Measurement. Although the ETH is restricted and subject to liquidation risk, the Company continues to account for the underlying asset at fair value under ASC 350-60, Intangibles – Crypto Assets.

Debt modifications and extinguishments

The Company accounts for debt modifications and extinguishments in accordance with ASC 470-50, Debt – Modifications and Extinguishments. When existing DeFi debt is repaid or substantially modified, the previous liability is derecognized and replaced with a new liability at fair value. Any resulting gain or loss is recognized in the statement of operations under Loss on extinguishment of debt.

Interest expense

Interest or borrowing costs accrued under DeFi lending arrangements are recognized over the borrowing term and presented as Interest Expense in the statements of operations. Any rewards earned from the Company’s separate participation as a liquidity provider or protocol participant (e.g., Imperium) is recognized as revenue under DeFi revenues rather than interest income.

Advertising Expense

Advertisement costs are expensed as incurred and included in Marketing expenses in the statements of operations.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income or loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares consist of the Company’s restricted stock units, restricted common stock, stock options, warrants and shares issuable upon conversion of outstanding convertible notes.

For periods when the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of potentially dilutive securities would be anti-dilutive. For periods in which the Company reports net income, diluted net income per share includes the effect of dilutive potential common shares, if any.

The Company reported net income for the three and nine months ended September 30, 2025 and net losses for the three and nine months ended September 30, 2024. The following potentially dilutive securities were excluded from the computation of diluted loss per share during the 2024 periods of net loss, as their effect would have been anti-dilutive:

As of September 30, 2024
Warrants to purchase common stock	712,500
Options	1,302,500
Non-vested restricted stock unit awards	1,806,373
Total	3,821,373

Recent Accounting Pronouncements

The Company continually assesses new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and other standard-setting bodies to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Financial Statements properly reflect the change.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODMs, requiring disclosure of the title and position of the CODMs and explanation of how the reported measures of segment profit and loss are used by the CODMs in assessing segment performance and a location of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 12 - Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODMs.

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

Note 4 – Crypto Assets

The following table presents the Company’s crypto assets held as of September 30, 2025, which are measured at fair value in accordance with ASC 350-60, Intangibles – Crypto Assets. Measurement is based on quoted prices in active markets (Level 1 inputs under ASC 820, Fair Value Measurement).

Asset	Tokens	Cost	Fair Market Value
Ethereum (ETH) (1)(2)	70,322	$213,513,938	$291,581,923
Solana (SOL)	7,355	541,505	1,526,883
BNB Chain (BNB)	68	48,246	69,015
Rocket Pool (RPL)	610	6,751	2,861
Total		$214,110,440	$293,180,682

(1)	As of September 30, 2025, the Company’s ETH holdings included:

(a)	Approximately 30,784 ETH staked to validator nodes with an approximate fair market value of $127,642,000, presented in Crypto assets – staked; and
(b)	Approximately 38,999 Aave aEthWETH tokens representing wrapped ETH deployed in DeFi protocols and serving as collateral for outstanding DeFi borrowings, with a fair market value of approximately $161,704,000. The underlying ETH remains recognized within Crypto assets - DeFi at fair value on the balance sheet. Although the associated aEthWETH tokens reside in the Company’s wallets, they are subject to protocol-enforced restrictions while the related borrowing is outstanding.

These assets remain recorded as ETH within Crypto Assets – DeFi at fair value on the balance sheet and are subject to protocol restrictions and smart-contract risk while serving as staking or collateralized assets.

As described in Note 3, the Company classifies its crypto assets by operational use into three categories:

Category	September 30, 2025	December 31, 2024
Crypto assets – treasury	2,304,873	646,539
Crypto assets – DeFi	161,703,903	-
Crypto assets – staked	129,171,906	35,410,144
Total crypto assets	293,180,682	36,056,683

Category Descriptions

●	Crypto assets – treasury represent unencumbered crypto assets maintained for liquidity and general corporate purposes.
●	Crypto assets – DeFi represent crypto assets deployed in DeFi protocols, primarily Aave, for lending and liquidity provision. When ETH is deposited into Aave, the protocol issues an equivalent amount of Wrapped Aave ETH (“WAETH”) to the Company’s wallet. Management concluded under ASC 610-20 that these transactions do not constitute exchanges and that the underlying ETH remains recognized at fair value.
●	Crypto assets – staked represent crypto assets actively deployed in validator operations to earn staking rewards. These assets are subject to protocol lock-ups and governance risks.

Fair Value Measurement

All categories of crypto assets are valued using quoted prices in active markets for identical assets and are therefore classified as Level 1 within the fair-value hierarchy (see Note 5 – Fair Value of Financial Assets and Liabilities). Encumbrances arising from staking or DeFi deployments do not affect fair-value classification because such restrictions are entity-specific and do not influence observable market pricing.

Activity Rollforward

The following table summarizes the activity in the Company’s crypto assets for the nine months ended September 30, 2025:

December 31, 2024 - Fair Market Value	$36,056,683
Additions and purchases of crypto assets	199,858,288
Rewards earned from blockchain infrastructure and DeFi operations	9,403,200
Sales of crypto assets	(3,431,427)
Crypto payments	(8,115,551)
Crypto fees	(10,050)
Realized gains on sale of crypto assets	203,352
Realized losses on sale of crypto assets	(8,771,033)
Change in unrealized appreciation (depreciation) of crypto assets	67,987,220
September 30, 2025 - Fair Market Value	$293,180,682

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

The Company’s crypto assets (treasury, DeFi, and staked) are measured at fair value in accordance with ASC 350-60 using quoted prices in active markets for the underlying tokens, primarily on major digital-asset exchanges. These quoted prices represent Level 1 inputs within the fair-value hierarchy.

Encumbrances resulting from staking lock-ups or DeFi collateralization do not affect classification within the fair-value hierarchy because such restrictions are entity-specific and do not impact the market prices of the respective tokens available to other market participants. Accordingly, all of the Company’s crypto assets are classified as Level 1.

Other financial instruments, including cash and cash equivalents, stablecoins, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2025 and December 31, 2024:

	Fair Value Measured at September 30, 2025
	Balance at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$293,180,682	$293,180,682	$-	$-
Investments	500,000	-	-	500,000
Total Assets	$293,680,682	$293,180,682	$-	$500,000
Liabilities
Warrant Liabilities	$855,713	$-	$-	$855,713

	Fair Value Measured at December 31, 2024
	Balance at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Crypto Assets	$36,056,683	$36,056,683	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$36,156,683	$36,056,683	$-	$100,000
Liabilities
Warrant Liabilities	$267,900	$-	$-	$267,900

The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2025 and 2024.

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of September 30, 2025 and December 31, 2024, the Company’s Level 3 investments were carried at the original cost of the investments, with a value of $500,000 and $100,000, respectively. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants). At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of September 30, 2025, the Company no longer maintained control of certain fundamental transactions because it did not hold a majority of shareholder voting power. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, and do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of September 30, 2025 and December 31, 2024, is as follows:

	September 30, 2025	December 31, 2024
Risk-free rate of interest	3.83%	4.16%
Expected volatility	189.64%	120.67%
Expected life (in years)	0.42	1.17
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2025 that are measured at fair value on a recurring basis:

Fair Value of Level 3 Financial Assets
September 30,
2025
Beginning balance	$100,000
Purchases	400,000
Unrealized appreciation (depreciation)	-
Ending balance	$500,000

Fair Value of Level 3 Financial Liabilities
September 30,
2025
Beginning balance	$267,900
Fair value adjustment of warrant liabilities	587,813
Ending balance	$855,713

Note 6 – Stockholders’ Equity

Common Stock

As of September 30, 2025, the Company had 975,000,000 shares of Common Stock, $0.001 par value, authorized, of which 47,075,189 shares were issued and outstanding.

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

During the nine months ended September 30, 2025, the Company sold a total of 26,394,414 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $139,437,000 at an average selling price of $5.28 per share, resulting in net proceeds of approximately $135,161,000 after deducting commissions and other transaction costs.

Share Repurchase Program

On September 4, 2025, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing the Company to repurchase up to $50 million of its common stock over a three-year period. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s Chief Executive Officer consistent with the Board’s authorization. Repurchases will be conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and applicable state law. The Company has engaged H.C. Wainwright & Co., LLC as the sole broker to implement the program. In addition: (i) no repurchases may occur at a price per share greater than the current fair market value of the Company’s crypto assets and cash divided by its outstanding common shares, as determined in good faith by the CEO; and (ii) repurchases may not occur if the purchase price is less than a 25% discount to any limit orders in any 10b5-1 plan of a named executive officer, or within 20 calendar days of any market-based order under any such plan. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or discontinued at any time.

The Company accounts for share repurchases under the retirement method of accounting. Accordingly, shares repurchased are immediately retired and deemed cancelled, reducing both issued and outstanding shares. In connection with these retirements, the Company reduces Common Stock and Additional Paid-in Capital (“APIC”) based on a pro rata (average per-share) APIC allocation method, with any differences between the repurchase price and the book value of equity retired recorded to APIC – Share Repurchase. If necessary, amounts are recorded to Retained Earnings once APIC – Share Repurchase is exhausted.

During the nine months ended September 30, 2025, the Company repurchased and retired 652,020 shares of its common stock for an average purchase price of $4.60. As of September 30, 2025, approximately $47,000,000 remained available for repurchases under the authorization.

The following table sets forth information regarding purchases of the Company’s common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2025 (1)	0	N/A	0	$50,000,000
August 1 – August 31, 2025 (1)	0	N/A	0	$50,000,000
September 1 – September 30, 2025 (1)	652,020	$4.60	652,020	$47,000,000
Total for Quarter Ended September 30, 2025	652,020	$4.60	652,020	$47,000,000

(1)	The Company’s share repurchase program commenced on September 4, 2025. No shares were repurchased prior to that date.

Share Based Payments

Board Compensation

The Company issues $12,500 of Common Stock to each independent director at the end of each calendar quarter, subject to continued service. The number of shares is determined based on the closing price of the Company’s Common Stock on the last trading day of the applicable quarter. For the nine months ended September 30, 2025, the Company issued 49,812 shares of Common Stock with a grant date fair value of approximately $113,000 to independent directors.

Performance Bonus Payments

For the nine months ended September 30, 2025, the Company issued 329,110 shares of Common Stock to officers and employees as part of the payment of accrued bonus compensation for the year ended December 31, 2024. The total fair value of the shares issued was approximately $813,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 33,731 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 295,379 shares of Common Stock.

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

At the Company’s 2024 Annual Meeting on September 6, 2024, stockholders approved an amendment to the Series V Certificate of Designation granting the Board the discretion to convert each share of Series V into one share of Common Stock. As of September 30, 2025, the Board has not filed the amendment or elected to convert any Series V shares.

Restricted Series V Issuances and Activity

On January 13, 2025, the Company issued 1,020,834 restricted shares of Series V Preferred Stock concurrently with the acceleration and settlement of previously outstanding long-term incentive (“LTI”) restricted stock units (“RSUs”). These restricted Series V shares were issued in the same proportion as restricted Common shares to preserve dividend equivalency under the LTI plan and remain subject to the original market capitalization-based performance conditions and time-based vesting schedules ranging from one to three years.

On August 7 and August 15, 2025, the Company determined that the market capitalization vesting thresholds of $100 million and $150 million, respectively, had been achieved and sustained for 30 consecutive days. In connection with these milestones—consistent with the vesting of related restricted Common shares—413,888 restricted Series V shares became fully vested and were reclassified from restricted to outstanding Series V Preferred Stock.

On February 3, 2025, following the resignation of the Company’s Chief Technology Officer, 49,327 restricted Series V shares were forfeited in tandem with the forfeiture of related restricted Common shares. On August 18, 2025, 333,333 restricted Series V shares were similarly forfeited upon the transition of the Company’s Chief Operating Officer to Operations Specialist. All forfeited shares were returned to the Company and are no longer outstanding.

As of September 30, 2025, a total of 322,580 restricted shares of Series V Preferred Stock were issued and outstanding, of which 93,413 shares remain subject solely to time-based vesting conditions, which extend over a one- to three-year period, with full vesting expected by December 31, 2027.

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on September 30, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

Options

Performance Incentive Plan Milestone Achievement

On August 7, 2025, upon the recommendation of the Compensation Committee, the Board determined that it had exceeded the highest level tier for the liquidity milestone under its 2025 Annual Performance Incentive Plan.

Specifically, the Company maintained a cash and crypto balance in excess of $75 million for twenty consecutive days, thereby satisfying the highest tier (cutoff level being $75 million) of the liquidity milestone. This liquidity milestone accounts for 25% of each executive officer’s target incentive compensation and is designed to reward financial strength and liquidity.

In accordance with the plan and consistent with the Company’s pay-for-performance philosophy, the Board approved the payment of this performance-based award to all eligible employees in the form of non-qualified stock options under the 2021 Plan., resulting in the grant of 330,985 options. These options: (i) have a term of seven years, (ii) have an exercise price equal to $4.20 per share, (iii) vest in full on December 31, 2026, and (iv) are subject to the terms and conditions set forth in the applicable award agreements.

Option Exercises

During the nine months ended September 30, 2025, option holders exercised 1,100,000 stock options on a cashless basis, surrendering 353,637 options to cover the exercise price and receiving 746,363 net shares. No cash proceeds were received in connection with these exercises.

Options Activity Summary

A summary of stock option activity under the Company’s 2021 Equity Incentive Plan for the nine months ended September 30, 2025 and 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Employee options granted	1,808,053	2.75	208,521	6.4
Employee options exercised	(1,100,000)	1.90	-	-
Employee options expired	(68,158)	2.47	-	-
Employee options forfeited	(50,000)	1.40	-	-
Options outstanding as of September 30, 2025	1,892,395	$2.75	$475,750	3.8
Options vested and exercisable as of September 30, 2025	1,325,160	$2.53	$372,913	3.8

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2023	1,200,000	$2.12	$8,700	2.4
Employee options granted	120,000	1.52	-	4.6
Employee options expired	(17,500)	10.30	-	-
Options outstanding as of September 30, 2024	1,302,500	$1.96	$1,650	1.9
Options vested and exercisable as of September 30, 2024	1,127,500	$2.03	$-	1.5

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2025 and 2024, using the Black-Scholes option pricing model:

	For the Nine Months Ended September 30,
	2025	2024
Exercise price	$2.70	$1.55
Term (years)	6.75	5.00
Expected stock price volatility	116.94%	144.57%
Risk-free rate of interest	4.10%	4.31%

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

Accelerated Vesting of RSUs and Conversion to Restricted Common Stock

On January 13, 2025, the Company accelerated the vesting of all previously outstanding long-term incentive (“LTI”) restricted stock units (“RSUs”), totaling 1,170,834 RSUs granted to executive officers and employees. These RSUs were settled through the issuance of restricted shares of Common Stock. Because a portion of these RSUs were entitled to the previously declared Series V preferred stock dividend, 1,020,834 restricted shares of Series V were concurrently issued, in the same proportion as the related restricted Common shares, to maintain dividend equivalency under the original RSU terms.

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

Additionally, on August 15, 2025, the Company determined that the market capitalization vesting condition for certain previously granted Long-Term Incentive (“LTI”) awards had been satisfied. Under the applicable award agreements, vesting required the Company to maintain a market capitalization in excess of $150 million for 30 consecutive days.

As a result, 413,888 shares of Common Stock and 413,888 shares of Series V Preferred Stock, originally issued on January 13, 2025, upon conversion of vested RSUs into restricted equity, became fully vested in accordance with their terms. These shares, previously classified as restricted Common Stock and restricted Series V Preferred Stock, were reclassified to outstanding Common Stock and Series V Preferred Stock, respectively.

Forfeitures of LTI RSUs and Restricted Shares of Common Stock

On February 3, 2025, upon the voluntary resignation of the Company’s Chief Technology Officer, 120,137 unvested LTI RSUs and 129,327 restricted shares of Common Stock were forfeited in accordance with the terms of the applicable award agreements.

On August 18, 2025, upon the transition of the Company’s Chief Operating Officer to the role of Operations Specialist, 333,333 restricted shares of Common Stock were forfeited in accordance with the terms of the applicable award agreements.

In accordance with ASC 718, Compensation—Stock Compensation, the Company reversed approximately $812,000 of previously recognized stock-based compensation expense during the nine months ended September 30, 2025. No further expense will be recognized for these forfeited awards.

RSU Activity Summary

The following table summarizes RSU activity under the 2021 Plan for the nine months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,140,971	$3.27
Granted	150,000	2.47
Vested	-	-
Vested and converted to restricted common shares	(1,170,834)	3.05
Forfeited	(120,137)	4.37
Nonvested as of September 30, 2025	-	$-

Restricted Shares of Common Stock Activity Summary

The following table summarizes restricted Common Stock activity under the 2021 Plan for the nine months ended September 30, 2025:

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2024	270,794
Converted from restricted stock units	1,170,834
Vested	(413,888)
Forfeited	(462,660)
Outstanding and nonvested as of September 30, 2025	565,080

As of September 30, 2025, a total of 565,080 restricted shares of Common Stock were issued and outstanding, of which 285,913 shares remain subject solely to time-based vesting conditions, which extend over a one- to three-year period, with full vesting expected by December 31, 2027.

Stock-based Compensation

Stock-based compensation expenses are allocated among general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expense for the nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock option awards	$180,697	$34,601	$291,432	$66,594
Employee restricted stock awards	337,326	244,409	642,930	725,307
Forfeiture of employee restricted stock unit and share awards	(549,840)	-	(811,898)	-
Employee share-based salary payments	-	75,468	-	75,468
Non-employee restricted stock awards	37,500	66,929	112,504	127,509
Total stock-based compensation	$5,683	$421,407	$234,968	$994,878

Stock Purchase Warrants

Warrant Exercises

During the nine months ended September 30, 2025, holders exercised 1,369,725 warrants on a cashless basis, surrendering 554,401 warrants and receiving 815,324 net shares. No cash proceeds were received in connection with these exercises.

Warrant Activity Summary

The following is a summary of warrant activity for the three months ended September 30, 2025:

Number of Warrants
Outstanding as of December 31, 2024	712,500
Issuance of warrants in connection with convertible note	2,781,291
Exercised	(1,369,725)
Outstanding as of September 30, 2025	2,124,066

As of September 30, 2025, 712,500 warrants were classified as derivative liabilities, and 1,411,566 warrants issued in connection with the convertible notes were classified as equity.

Note 7 – Dividends and Capital Distributions

Dividends Payable

On August 1, 2025, the Board approved, and on August 18, 2025 the Company announced, a special dividend of $0.05 per share (the “Bividend”), payable to stockholders of record as of the close of business on September 26, 2025. Holders of the Company’s common stock may elect to receive the Bividend in either cash or Ethereum (ETH), while holders of the Company’s Series V Preferred Stock are entitled to receive the Bividend solely in cash. The total dividend payable as of September 30, 2025 was approximately $3,176,000, which is recorded as dividends payable within stockholders’ equity. The Bividend was subsequently settled in early October 2025 through aggregate cash payments of approximately $2,680,000 and distributions of approximately 123 ETH to stockholders who elected ETH.

Convertible Notes Eligible for Capital Distributions – Contingent Liability

As of September 30, 2025, the Company had outstanding convertible notes that provide holders the right, upon any subsequent conversion of such notes, to participate in dividends or other distributions on the Company’s common stock declared during the period the notes are outstanding, to the same extent as if the notes had been converted immediately prior to the record date of such distribution. As of September 30, 2025, there were 2,107,757 shares of common stock underlying the outstanding convertible notes that would be entitled to the dividend payments if converted in accordance with the note terms, representing a potential contingent distribution totaling approximately $105,000. Because the obligation to deliver such distributions is contingent upon future conversions, no liability has been recorded as of September 30, 2025, in accordance with ASC 450-20, Contingencies.

Loyalty Payment – Contingent Liability

In addition, the Board authorized a one-time loyalty payment of $0.35 per share (the “Loyalty Payment”), payable solely in ETH. The Loyalty Payment is available only to holders of common stock of record on September 26, 2025 who (i) completed the required ETH Opt-In and (ii) maintained their shares at the Company’s transfer agent through January 26, 2026. Holders of Series V Preferred Stock are not eligible for the Loyalty Payment.

The Loyalty Payment is contingent on stockholder actions through January 26, 2026, and accordingly, no liability has been recorded as of September 30, 2025. For both the Bividend and the Loyalty Payment, the number of ETH units per share is fixed based on the ETH/USD exchange rate on the September 26, 2025 record date.

As of September 30, 2025, approximately 3,858,000 common shares had completed the Opt-In process and were held at the transfer agent. If all such shares were to remain eligible through January 26, 2026, the hypothetical maximum Loyalty Payment would be approximately $1,350,000 (shares × $0.35). Using an ETH/USD rate of $4,036 as of the September 26, 2025 record date, this would correspond to approximately 335 ETH. The actual payout, if any, will depend on the final number of qualifying shares and the program’s ETH settlement terms at the time of eligibility.

Note 8 – Debt

Loans Payable – Defi Protocol

The Company participates in decentralized finance (DeFi) borrowing activity through Aave, a smart contract–based protocol that facilitates overcollateralized loans backed by crypto assets. Borrowings have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms. Loans are subject to full or partial liquidation if the loan’s “health factor” falls below a protocol-defined minimum threshold, generally 1.0x. The health factor is calculated based on the value of the collateral relative to the loan balance and Aave’s liquidation threshold, which is generally 80% for Ethereum (ETH) collateral.

During the nine months ended September 30, 2025, the Company borrowed an aggregate of approximately $59,447,000, which includes borrowings issued in connection with an on-chain debt refinancing transaction executed during the third quarter. In that transaction, the Company utilized Aave’s flash loan functionality to extinguish approximately $1,500,000 in outstanding USDT-denominated debt and simultaneously issue an equivalent amount of new borrowings denominated in GHO, Aave’s native overcollateralized stablecoin token, at a lower variable interest rate. Due to substantive differences in the borrowing terms, including a change in the underlying asset and revised rate structure, the transaction was accounted for as a debt extinguishment under ASC 470-50, and the Company recognized a loss on extinguishment of debt of approximately $9,000 during the period. The Company also repaid approximately $1,447,000 in principal during the period.

The following table summarizes the Company’s Defi borrowing activity during the nine months ended September 30, 2025:

For the Nine Months Ended September 30, 2025
Beginning balance – January 1, 2025	$-
Proceeds from DeFi borrowings	57,947,000
Addition of debt (via swap)	1,500,000
Extinguishment of debt (via swap)	(1,500,000)
Repayments of principal	(1,447,000)
Ending balance – September 30, 2025	$56,500,000

As of September 30, 2025, the Company’s outstanding borrowings consisted primarily of USD-pegged stablecoins, including USDT and GHO, obtained through the Aave protocol. The use of USD-pegged tokens does not materially impact the economic characteristics or risk profile of the borrowings.

As of September 30, 2025, the Company had approximately 38,999 Aave aEthWETH tokens representing wrapped ETH deployed within DeFi protocols and serving as collateral for outstanding borrowings, with a fair value of approximately $161,704,000. These assets remain recorded as ETH within Crypto assets - DeFi on the balance sheet in accordance with ASC 350-60 and are measured at fair value using quoted prices in active markets (Level 1 inputs under ASC 820). See Note 3 – Summary of Significant Accounting Policies and Note 4 – Crypto Assets for further detail regarding the accounting treatment and classification of these assets.

The loans accrue interest at variable rates determined by Aave’s on-chain interest-rate model, which automatically adjusts based on market utilization and liquidity conditions. These rates are published and updated in real-time on the Aave protocol’s website ..

For the three and nine months ended September 30, 2025, the Company recognized approximately $665,000 in interest expense, of which approximately $664,000 remained unpaid and is included in Accrued interest payable on the balance sheet at period end.

The Board has approved the use of Aave for borrowing activities, subject to a maximum loan-to-value (LTV) ratio and debt-to-asset (DTA) coverage limitation of 40% at the time of borrowing. The Board also approved temporary exceedances of these limitations for operational purposes, provided such exceedances do not exceed two days.

Convertible Notes Payable

On May 13, 2025 and July 21, 2025, the Company entered into separate Securities Purchase Agreements with accredited investors, pursuant to which it issued 5% Original Issue Discount Senior Secured Convertible Notes (the “May Notes” and “July Notes”, respectively, and together, the “Notes”) in the aggregate principal amounts of $7,810,526 and $10,050,000 for gross cash proceeds of $7,420,000 and $9,537,500, respectively. In connection with the issuance of the Notes, the Company also issued warrants to purchase an aggregate of 2,781,291 shares of the Company’s common stock, with 1,901,916 warrants issued under the May Notes exercisable at $2.75 per share, and 879,375 warrants issued under the July Notes exercisable at $8.00 per share. The warrants issued in connection with both offerings have a five-year term from the respective issuance dates.

The Notes are convertible into shares of the Company’s common stock at conversion prices of $5.85 and $13.00 per share for the May Notes and July Notes, respectively, mature twenty-four months from their issuance dates, accrue interest at an annual rate of 6% payable quarterly in either cash or freely tradable shares at the Company’s election, contain a 4.99% beneficial ownership conversion limitation (subject to increase to 9.99% upon notice), and are secured by substantially all of the Company’s assets, excluding Ethereum deposited as collateral for USDT borrowings on Aave and certain other customary exclusions. In connection with the July Offering, the Company agreed not to amend the conversion terms of its Series V Preferred Stock for a period of 18 months while the July Notes remain outstanding.

The May Offering included participation by the Company’s Chairman and Chief Executive Officer, who invested $95,000, as well as a trust for which he is a beneficiary, which invested an additional $200,000. The July Offering included an investment of $47,500 by the same trust. The participation by the Chairman and CEO and the related trust were approved by an independent committee of the Board.

H.C. Wainwright & Co., LLC acted as the Company’s exclusive placement agent in connection with both offerings. The Company incurred total transaction-related costs of approximately $254,000, which included legal, placement agent, and other issuance expenses. These costs, together with the original issue discount and the allocated fair value of the warrants, were recorded as a debt discount in accordance with ASC 470-20 and are being amortized over the term of the Notes using the effective interest method. The warrants were determined to be freestanding equity-classified instruments and were valued using the Black-Scholes option pricing model.

For the three and nine months ended September 30, 2025, the Company recognized total interest expense of approximately $1,053,000, which includes both contractual interest and the amortization of debt discounts and issuance costs using the effective interest method.

Of this amount, approximately $299,000 related to contractual interest on the Company’s convertible notes, $754,000 represented non-cash amortization of debt discount and issuance costs, and approximately $665,000 related to interest incurred on decentralized finance (DeFi) borrowings. The Company paid approximately $300,000 of interest in cash during the period, with the remainder representing non-cash or accrued amounts.

Note 9 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$1,051,624	$3,907,091
Accrued interest	681,173	-
Accounts payable and accrued expenses	86,835	70,444
Total accrued expenses	$1,819,632	$3,977,535

Accrued compensation includes performance bonus accruals of approximately $1,050,000 and $3,907,000 as of September 30, 2025 and December 31, 2024, respectively. The significant decrease in bonus accruals reflects bonus payments made during the first quarter of 2025.

Note 10 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the nine months ended September 30, 2025 and 2024, the Company made contributions to the 401(k) Plan of $122,000 and $109,000, respectively.

Note 11 – Liquidity

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $87,747,000 at September 30, 2025, and net cash used in operating activities of approximately $6,032,000 for the reporting period then ended. The Company is actively implementing its business plan, generating revenue, and executing a deliberate financing strategy that includes DeFi protocol borrowing and convertible note issuances to accelerate the accumulation of Ethereum (ETH) and scale its blockchain infrastructure and DeFi operations. Based on the Company’s cash position and liquid crypto assets as of November 10, 2025, management has determined that these resources are sufficient to support its daily operations over the next twelve months.

Note 12 – Segment Information

The Company operates within a single reportable segment under ASC 280, Segment Reporting, focused on blockchain-based revenue generation through its blockchain infrastructure and DeFi operations.

Within this reportable segment, the Company’s operations are organized around three primary business lines that represent distinct revenue-generating activities:

1.	Validator Node Operations (“NodeOps”) – earns ETH-denominated staking rewards and validator fees from operating validator nodes that secure proof-of-stake blockchain networks.

2.	Block Building (“Builder+”) – generates execution-layer transaction fees and maximal extractable value (“MEV”) from the construction and submission of optimized transaction blocks to validators on Ethereum and Binance Smart Chain (BSC).

3.	DeFi Operations (“Imperium”) – represents the Company’s decentralized finance activities, including liquidity provision and other on-chain DeFi operations, through which the Company earns protocol-denominated rewards for supplying crypto-asset liquidity to decentralized markets.

Revenues from NodeOps and Builder+ are aggregated and presented as Blockchain infrastructure revenues, while revenues from Imperium are presented separately as DeFi revenues in the statements of operations. Although these business lines have distinct economic drivers and operational processes, management evaluates them together as part of the Company’s single reportable segment due to shared infrastructure, integrated management oversight, and the common objective of ETH accumulation and on-chain revenue generation.

Gross profit (loss) is the primary measure of segment performance reviewed by the Company’s Chief Operating Decision Maker (“CODM”), which comprises members of executive management including the CEO and CFO. In evaluating performance and allocating resources, the CODM reviews segment revenues, direct production costs, validator payments, hosting expenses, and allocated employee compensation.

Consistent with ASU 2023-07, the Company discloses the significant segment expenses regularly provided to the CODM for decision-making purposes, including validator payments, infrastructure hosting costs, and allocated employee compensation.

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025				For the Nine Months Ended September 30, 2025
	NodeOps	Builder+	Imperium	Total	NodeOps	Builder+	Imperium	Total
Revenues	$858,867	$3,356,357	$723,279	$4,938,503	$1,461,130	$7,215,227	$726,843	$9,403,200
Less: Cost of Revenues
Validator Payments	-	3,803,608	-	3,803,608	-	8,096,988	-	8,096,988
Cloud and server hosting costs	1,449	1,476	-	2,925	41,487	46,973	-	88,460
Compensation costs	6,816	15,767	6,916	29,499	24,152	38,660	6,916	69,728
Third-party support costs	-	14,518	-	14,518	2,648	14,518	-	17,166
Gross profit (loss)	$850,602	$(479,012)	$716,363	$1,087,953	$1,392,843	$(981,912)	$719,927	$1,130,858

	For the Three Months Ended September 30, 2024				For the Nine Months Ended September 30, 2024
	NodeOps	Builder+	Imperium	Total	NodeOps	Builder+	Imperium	Total
Revenues	$334,654	$404,503	$-	$739,157	$1,238,347	$513,388	$-	$1,751,735
Less: Cost of Revenues
Validator Payments	-	456,928	-	456,928	-	615,040	-	615,040
Cloud and server hosting costs	33,445	28,046	-	61,491	106,748	74,301	-	181,049
Compensation costs	6,825	15,521	-	22,346	20,475	40,074	-	60,549
Third-party support costs	2,543	-	-	2,543	14,957	1,186	-	16,143
Gross profit (loss)	$291,841	$(95,992)	$-	$195,849	$1,096,167	$(217,213)	$-	$878,954

The following table reconciles total segment gross profit to net income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	1,087,953	195,849	1,130,858	878,954
Total operating expenses	(7,079,833)	(1,920,693)	(14,610,198)	(4,376,909)
Other income (expense)	71,580,689	(7,314,943)	65,680,984	(13,115)
Net income (loss)	$65,588,809	$(9,039,787)	$52,201,644	$(3,511,070)

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

Share Repurchases

During the period from October 1, 2025 to November 10, 2025, the Company repurchased and retired 236,657 shares of its common stock for an average purchase price of $4.23. As of November 10, 2025, approximately $46,000,000 remained available for repurchases under the authorization.

DeFi Borrowing

During the period from July 1, 2025 to November 10, 2025 the Company borrowed an additional $3,500,000 in stablecoins through Aave, a decentralized finance protocol, using Ethereum (ETH) as collateral. As of November 10, 2025, the Company had approximately $61,052,000 in outstanding borrowings, inclusive of accrued interest, collateralized by approximately 39,077 ETH with a fair market value of approximately $138,988,000, based on the ETH closing price of $3,557 on that date.

Borrowings accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market demand. ETH collateral posted also accrues variable interest. These rates are published and updated in real-time on the Aave protocol’s website, and the net cost of capital may fluctuate based on protocol-level market conditions.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors section contained in our Annual Report on Form 10-K for the year ended December 31, 2024. When we refer to the “2025 Quarter” and the “2024 Quarter” we are referring to the three months ended September 30, 2025 and September 30, 2024, respectively. When we refer to the “2025 Period” and the “2024 Period” we are referring to the nine months ended September 30, 2025 and September 30, 2024, respectively.

Company Overview

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a publicly traded, Ethereum-first blockchain technology and digital asset company focused on scalable revenue generation and ETH accumulation through its integrated blockchain infrastructure and decentralized finance (DeFi) operations. The Company’s operations are built around its DeFi/TradFi Flywheel strategy, a capital-formation and reinvestment framework that seeks to connect decentralized on-chain finance (DeFi) and traditional capital markets (“TradFi”) to create a self-reinforcing cycle of growth, ETH accumulation, and shareholder value creation.

Under this model, BTCS combines revenue generation from its blockchain operations, NodeOps (staking), Builder+ (block building), and Imperium (DeFi), with complementary capital-formation activities, including At-The-Market (“ATM”) equity offerings, structured convertible debt, and on-chain borrowings through DeFi protocols. This integrated approach is designed to allow BTCS to reinvest capital efficiently across its operating infrastructure with a goal of accelerating ETH-based revenue growth, enhancing ETH-per-share metrics, and minimizing shareholder dilution. Through this strategy, BTCS provides leveraged exposure to Ethereum (ETH) by combining scalable revenue generation with a structured ETH accumulation model.

DeFi/TradFi Flywheel Funding Strategy

The DeFi/TradFi Flywheel represents a transformative extension of BTCS’s Ethereum-first strategy, combining innovative financing mechanisms from both decentralized and traditional markets to optimize capital efficiency and grow its ETH treasury. The Company’s planned capital formation approach includes At-The-Market (“ATM”) equity offerings, above market convertible debt issuance, and on-chain borrowing through DeFi protocols. These capital sources are strategically aligned with BTCS’s operating infrastructure, staking rewards from NodeOps, and ETH transaction fees captured through Builder+, creating a self-reinforcing flywheel designed to increase ETH per share while minimizing shareholder dilution. This approach reflects BTCS’s commitment to revenue scalability, ETH accumulation, and capital stewardship.

Blockchain Operations: NodeOps (staking), Builder+ (block building), and Imperium (DeFi)

NodeOps

BTCS operates Ethereum validator nodes through its NodeOps initiative, earning ETH-denominated staking rewards for performing validation and consensus activities that secure the network. These activities form a core component of BTCS’s blockchain infrastructure operations, providing a recurring stream of on-chain ETH rewards that scale with the amount of staked assets, network transaction volume, and validator performance uptime.

Builder+

BTCS’s proprietary block builder, Builder+, constructs and submits optimized blocks to blockchain networks that have implemented a Proposer-Builder Separation (“PBS”) framework, including Ethereum and Binance Smart Chain (“BSC”). On these networks, Builder+ leverages algorithmic transaction-bundling, pricing, and block-optimization strategies to compete in decentralized block-space marketplaces and capture native-token-denominated execution-layer fees and maximal extractable value (“MEV”) rewards.

On Ethereum, Builder+ engages in the competitive block-building process by constructing bundles of transactions drawn from both the public mempool and private order flow. Revenues are generated primarily from transaction fees, priority tips, and MEV opportunities embedded within successfully proposed and finalized blocks.

On BSC, Builder+ participates in a similar block-construction process, earning BNB-denominated transaction and searcher-tip rewards when its proposed blocks are selected and finalized by validators. The BSC deployment leverages the same underlying Builder+ technology stack, enabling efficient cross-network scalability and diversification of transaction-fee revenue beyond the Ethereum ecosystem.

Builder+ represents a core driver of BTCS’s growth strategy and demonstrates the scalability of its infrastructure technology across multiple EVM-compatible blockchains. Its ability to operate across both Ethereum’s and BSC’s block markets underscores BTCS’s focus on expanding its on-chain presence while maintaining an ETH-centric treasury strategy.

Imperium:

Launched in 2025, Imperium extends BTCS’s on-chain operations into DeFi. Through Imperium, the Company participates as a liquidity provider in decentralized lending markets, primarily Aave, where it supplies ETH and other digital assets to earn token-denominated protocol rewards directly from smart contracts. This DeFi participation model is designed to allow BTCS to deploy its ETH treasury productively, compounding revenue generation through decentralized lending while maintaining full on-chain transparency and control over assets. Imperium complements NodeOps and Builder+ by integrating DeFi reward generation into BTCS’s broader Ethereum-focused operating ecosystem.

Streamlined Focus

BTCS has paused further development of its consumer-facing platform ChainQ to allocate resources toward core on-chain operations and the execution of its DeFi/TradFi Flywheel strategy. Additionally, during the nine months ended September 30, 2025, BTCS completed the wind-down of staking-as-a-service and validator operations on non-Ethereum networks including Avalanche (AVAX), Cosmos (ATOM), Akash (AKT), and Kava (KAVA), and liquidated the majority of its non-Ethereum crypto asset holdings. These actions reflect the Company’s strategic commitment to focus its resources on scalable Ethereum-based operations that directly contribute to ETH accumulation and overall shareholder value.

Crypto Assets

The tables below detail BTCS’s quarterly crypto asset holdings for each quarter from Q1 2024 through Q1 2025.

Crypto Assets Held as of the End of the Following Calendar Quarters:

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	7,978	9,060	9,063	14,659	70,322
Solana (SOL)	6,936	7,038	7,155	7,247	7,355
BNB Chain (BNB)	-	-	69	68	68
Rocket Pool (RPL)	584	599	609	609	610
Cosmos (ATOM)	307,489	322,547	338,838	355,813	-
Avalanche (AVAX)	18,510	19,085	19,375	19,628	-
Axie Infinity (AXS)	77,500	83,546	89,864	-	-
NEAR Protocol (NEAR)	84,748	86,650	88,682	-	-
Akash (AKT)	136,042	142,090	148,045	-	-
Kava (KAVA)	365,364	372,126	379,137	-	-
Kusama (KSM)	8,362	8,440	-	-	-
Polkadot (DOT)	9,784	9,904	-	-	-
Polygon (POL)	525,405	-	-	-	-
Cardano (ADA)	270,264	-	-	-	-
Mina (MINA)	96,497	-	-	-	-
Tezos (XTZ)	27,440	-	-	-	-
Evmos (EVMOS)	367,358	-	-	-	-
Band Protocol (BAND)	992	-	-	-	-

Fair Market Value of Crypto Assets as of the End of the Following Calendar Quarters:

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	$20,767,299	$30,198,638	$16,529,501	36,444,451	291,581,923
Solana (SOL)	1,058,786	1,329,855	891,270	1,122,321	1,526,883
BNB Chain (BNB)	-	-	41,493	44,864	69,015
Rocket Pool (RPL)	6,702	6,779	2,673	3,057	2,861
Cosmos (ATOM)	1,452,240	1,995,181	1,482,550	1,458,228	-
Avalanche (AVAX)	513,465	678,454	363,863	352,714	-
Axie Infinity (AXS)	390,911	517,820	262,942	-	-
NEAR Protocol (NEAR)	448,572	424,934	222,326	-	-
Akash (AKT)	376,836	396,659	172,546	-	-
Kava (KAVA)	131,275	164,889	164,408	-	-
Kusama (KSM)	167,245	277,773	-	-	-
Polkadot (DOT)	43,406	65,701	-	-	-
Polygon (POL)	208,271	-	-	-	-
Cardano (ADA)	100,930	-	-	-	-
Mina (MINA)	53,749	-	-	-	-
Tezos (XTZ)	19,309	-	-	-	-
Evmos (EVMOS)	7,310	-	-	-	-
Band Protocol (BAND)	1,216	-	-	-	-
Total	$25,747,522	$36,056,683	$20,133,572	$39,425,635	293,180,682
QoQ Change	-22%	40%	-44%	96%	644%
YoY Change	56%	43%	-48%	20%	1039%

Prices of Crypto Assets as of the End of the Following Calendar Quarters:*

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	$2,603	$3,333	$1,824	$2,486	$4,146
Solana (SOL)	153	189	125	155	208
BNB Chain (BNB)	-	-	605	658	1,013
Rocket Pool (RPL)	11.47	11.32	4.39	5.02	4.69
Cosmos (ATOM)	4.72	6.19	4.38	4.10	-
Avalanche (AVAX)	27.74	35.55	18.78	17.97	-
Axie Infinity (AXS)	5.04	6.20	2.93	-	-
NEAR Protocol (NEAR)	5.29	4.90	2.51	-	-
Akash (AKT)	2.77	2.79	1.17	-	-
Kava (KAVA)	0.36	0.44	0.43	-	-
Kusama (KSM)	20.00	32.91	-	-	-
Polkadot (DOT)	4.44	6.63	-	-	-
Polygon (POL)	0.40	-	-	-	-
Cardano (ADA)	0.37	-	-	-	-
Mina (MINA)	0.56	-	-	-	-
Tezos (XTZ)	0.70	-	-	-	-
Evmos (EVMOS)	0.02	-	-	-	-
Band Protocol (BAND)	1.23	-	-	-	-

* The prices have been rounded to the nearest whole dollar for prices above $100

Crypto Asset Rewards

The tables below detail BTCS’s quarterly crypto assets earned during each of the following quarters:

Crypto assets earned from blockchain infrastructure staking activities through NodeOps

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	65	59	70	69	206
Solana (SOL) *	97	64	117	92	108
Rocket Pool (RPL) *	-	14	10	-	8
Cosmos (ATOM)	13,603	15,175	16,313	16,990	-
Axie Infinity (AXS) *	5,796	6,048	6,318	4,569	-
Akash (AKT)	6,151	5,771	5,957	2,272	-
NEAR Protocol (NEAR)	1,881	1,960	2,032	1,450	-
Avalanche (AVAX) *	-	569	290	253	-
Kava (KAVA)	7,046	7,174	7,011	4,020	-
Stader (SD) *	-	-	126	-	-
Polkadot (DOT) *	398	110	9	-	-
Kusama (KSM) *	288	75	-	-	-
Polygon (POL) *	6,851	1,575	-	-	-
Tezos (XTZ) *	594	88	-	-	-
Cardano (ADA) *	1,683	-	-	-	-
Mina (MINA)	720	-	-	-	-
Evmos (EVMOS) *	3,321	-	-	-	-
Oasis Network (ROSE) *	-	-	-	-	-

* All or a portion of revenue earned from staking to third-party validator nodes

Crypto assets earned from block building through Builder+

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	152	700	494	912	770
BNB Chain (BNB)	-	-	-	638	446

Crypto assets earned from DeFi activities through Imperium

Asset	2024 Q2	2024 Q3	2024 Q4	2025 Q1	2025 Q2
Ethereum (ETH)	-	-	-	2	178

Fair Market Value of Crypto Asset Rewards Earned and Recognized as Revenue

The following table summarizes the revenues earned from the Company’s operations by revenue segment during the following calendar quarters:

Revenue by Segment

	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Blockchain infrastructure revenues
Total revenue from blockchain infrastructure staking activities through NodeOps	$334,654	$381,958	$339,291	$262,972	$858,867
Total revenue from block-building through Builder+	404,503	1,939,825	1,349,644	2,509,226	3,356,357
Total blockchain infrastructure revenues	739,157	2,321,783	1,688,935	2,772,198	4,215,224
Total revenue from Defi activities through Imperium	-	-	-	3,564	723,279
Total revenue	$739,157	$2,321,783	$1,688,935	$2,775,762	$4,938,503

The tables below detail the fair market value of BTCS’s quarterly crypto assets earned as revenue in each respective segment during the following calendar quarters:

Revenue from blockchain infrastructure staking activities through NodeOps

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	$180,487	$182,289	$186,195	$148,351	$838,962
Solana (SOL) *	14,414	11,071	20,603	14,184	19,870
Rocket Pool (RPL) *	-	170	34	-	35
Cosmos (ATOM)	69,534	95,552	84,850	74,636	-
Axie Infinity (AXS) *	29,236	37,711	18,523	11,953	-
Akash (AKT)	17,763	18,043	11,835	3,367	-
NEAR Protocol (NEAR)	8,802	10,733	7,472	3,826	-
Avalanche (AVAX) *	-	20,764	6,405	4,917	-
Kava (KAVA)	2,508	3,198	3,245	1,738	-
Stader (SD) *	-	-	89	-	-
Polkadot (DOT) *	1,980	465	40	-	-
Kusama (KSM) *	5,782	1,382	-	-	-
Polygon (POL) *	2,716	523	-	-	-
Tezos (XTZ) *	419	57	-	-	-
Cardano (ADA) *	628	-	-	-	-
Mina (MINA)	319	-	-	-	-
Evmos (EVMOS) *	66	-	-	-	-
Oasis Network (ROSE)	-	-	-	-	-
Total revenue from blockchain infrastructure staking activities through NodeOps	$334,654	$381,958	$339,291	$262,972	$858,867

* All or a portion of revenue earned from staking to third-party validator nodes

Revenue from block building through Builder+

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	$404,503	$1,939,825	$1,349,644	$2,101,709	$2,952,033
BNB Chain (BNB)	-	-	-	407,517	404,324
Total revenue from block-building through Builder+	$404,503	$1,939,825	$1,349,644	$2,509,226	$3,356,357

Revenue from DeFi activities through Imperium

Asset	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 Q3
Ethereum (ETH)	$-	$-	$-	$3,564	$723,279
Total revenue from DeFi activities through Imperium	$-	$-	$-	$3,564	$723,279

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following tables reflect our operating results for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,		$ Change	% Change
	2025	2024	2025	2025

Revenues
Blockchain infrastructure revenues	$4,215,224	$739,157	$3,476,067	470%
DeFi revenues	723,279	-	723,279	100%
Total revenues	4,938,503	739,157	4,199,346	568%

Cost of revenues
Blockchain infrastructure costs	3,843,634	543,308	3,300,326	607%
DeFi costs	6,916	-	6,916	100%
Total cost of revenues	3,850,550	543,308	3,307,242	609%

Gross profit	1,087,953	195,849	892,104	456%

Operating expenses:
Professional fees	887,200	70,434	$816,766	1,160%
General and administrative	610,568	516,492	94,076	18%
Research and development	145,592	213,332	(67,740)	(32)%
Compensation and related expenses	763,804	942,860	(179,056)	(19)%
Marketing	256,165	55,611	200,554	361%
Realized (gains) losses on crypto asset transactions	4,407,773	121,964	4,285,809	3,514%
Loss on extinguishment of debt	8,731	-	8,731	100%
Total operating expenses	7,079,833	1,920,693	5,159,140	269%

Other income (expenses):
Interest expense	(1,496,529)	-	(1,496,529)	100%
Change in unrealized appreciation (depreciation) of crypto assets	73,724,881	(7,396,380)	81,121,261	(1,097)%
Change in fair value of warrant liabilities	(647,663)	53,437	(701,100)	(1,312)%
Other income	-	28,000	(28,000)	(100)%
Total other income (expenses)	71,580,689	(7,314,943)	78,895,632	(1,079)%

Net income (loss)	$65,588,809	$(9,039,787)	$74,628,596	(826)%

	For the Nine Months Ended
	September 30,		$ Change	% Change
	2025	2024	2025	2025

Revenues
Blockchain infrastructure revenues	$8,676,357	$1,751,735	$6,924,622	395%
DeFi revenues	726,843	-	726,843	100%
Total revenues	9,403,200	1,751,735	7,651,465	437%

Cost of revenues
Blockchain infrastructure costs	8,265,426	872,781	7,392,645	847%
DeFi costs	6,916	-	6,916	100%
Total cost of revenues	8,272,342	872,781	7,399,561	848%

Gross profit	1,130,858	878,954	251,904	29%

Operating expenses:
Professional fees	1,461,026	486,708	974,318	200%
General and administrative	1,254,770	1,126,773	127,997	11%
Research and development	548,386	523,658	24,728	5%
Compensation and related expenses	2,245,406	2,274,130	(28,724)	(1)%
Marketing	524,198	141,690	382,508	270%
Realized (gains) losses on crypto asset transactions	8,567,681	(176,050)	8,743,731	(4,967)%
Loss on extinguishment of debt	8,731	-	8,731	100%
Total operating expenses	14,610,198	4,376,909	10,233,289	234%

Other income (expenses):
Interest expense	(1,718,423)	-	(1,718,423)	100%
Change in unrealized appreciation (depreciation) of crypto assets	67,987,220	(237,052)	68,224,272	(28,780)%
Change in fair value of warrant liabilities	(587,813)	195,937	(783,750)	(400)%
Other income	-	28,000	(28,000)	(100)%
Total other income (expenses)	65,680,984	(13,115)	65,694,099	(500,908)%

Net income (loss)	$52,201,644	$(3,511,070)	$55,712,714	(1,587)%

Revenues

Revenue for the 2025 Quarter and 2025 Period increased significantly compared to the corresponding 2024 periods, primarily due to the continued expansion of our Builder+ operations, which focus on block-building activities across the Ethereum and Binance Smart Chain (BSC) networks, and the addition of Imperium DeFi activities during the period.

During the 2025 Quarter, Builder+ operations accounted for approximately 77% of total revenue, NodeOps contributed approximately 15%, and Imperium DeFi revenue represented the remaining 8%. The year-over-year increase reflects the scaling of Builder+ operations and the commencement of block building on BSC, which together resulted in a substantial increase in block rewards earned during the period. Increases in NodeOps and Imperium revenues were supported by the deployment of additional crypto assets acquired through capital-raising activities during the 2025 Quarter.

While we anticipate continued growth across Builder+, NodeOps, and Imperium as we expand block-building, staking, and DeFi activities, the fair value of rewards may fluctuate due to the inherent volatility of crypto asset markets. Accordingly, revenue recognized in future periods may be materially affected by changes in the market prices of the underlying crypto assets at the time of reward receipt or recognition.

Cost of Revenues

Cost of revenues increased for both the 2025 Quarter and 2025 Period compared to the corresponding 2024 periods, primarily due to higher Validator Payments made to external parties to secure block space as part of our Builder+ block-building activities. The increase also reflects higher blockchain infrastructure and network operation costs associated with the expansion of block-building and DeFi activities.

These higher costs were partially offset by efficiencies realized within our validating infrastructure, including lower hosting fees and reduced reliance on third-party service providers. Gross profit improved year-over-year as higher revenue from NodeOps and Imperium activities, combined with the scaling of Builder+, outpaced the growth in related costs.

We expect cost of revenues to continue to rise in line with the scaling of Builder+ and DeFi operations. Gross margins may fluctuate depending on the level of Validator Payments required to secure block inclusion and on broader crypto market conditions that influence block reward values.

Operating Expenses

Professional fees

Professional fees increased for both the 2025 Quarter and 2025 Period compared to the corresponding 2024 periods, primarily due to higher legal and accounting costs associated with the Company’s new Form S-3 registration statement and the expansion of its at-the-market (“ATM”) program during the 2025 Quarter. The increase also reflects higher investor relations expenses, including campaign initiatives and related consulting services.

We expect professional fees to decrease in future quarters, as the corporate activities related to the S-3 filing and ATM program are non-recurring. Investor relations expenses may continue to fluctuate based on timing, opportunities, and the scope of shareholder engagement initiatives.

General and Administrative Expenses

General and administrative expenses increased during the 2025 Quarter and 2025 Period compared to the corresponding 2024 periods, primarily due to higher payments for order flow incurred in connection with supporting the Company’s expanding Builder+ block-building activities, as well as SEC filing fees associated with the filing of the new Form S-3 registration statement. These increases were partially offset by continued discipline in overall administrative spending.

We expect general and administrative expenses to fluctuate based on operational growth, regulatory filing activity, and the level of block-building and order flow support required as operations continue to scale.

Research and Development Expenses

Research and development expenses decreased for the 2025 Quarter compared to the 2024 Quarter, primarily due to lower third-party development costs, but increased slightly on a year-to-date basis as investment continued in Builder+ and Imperium system enhancements. R&D efforts remained focused on improving block-building efficiency, expanding multi-chain capabilities, and advancing smart-contract automation within Builder+. We expect R&D spending to increase as technical improvements to block-building strategies and DeFi integrations continue.

Compensation and Related Expenses

Compensation and related expenses decreased during the 2025 Quarter and 2025 Period compared to the corresponding 2024 periods, primarily due to the timing of performance-based bonus accruals and a reduction in stock-based compensation expense resulting from the forfeiture of unvested restricted stock following certain executive transitions earlier in the year. On a year-to-date basis, compensation expenses remained relatively consistent, reflecting continued salary and benefits costs associated with core personnel and estimated accruals for performance-based incentives.

The Company continues to utilize equity-based compensation as a key component of its total rewards strategy to align employee incentives with long-term shareholder value. We expect total compensation costs to fluctuate based on headcount changes, the timing of performance-based accruals, and the issuance or forfeiture of equity awards.

Marketing Expenses

Marketing expenses increased during the 2025 Quarter and 2025 Period compared to the corresponding 2024 periods, reflecting expanded advertising campaigns and promotional activities aimed at enhancing brand visibility and supporting business development initiatives. Marketing spend is expected to remain at or above current levels as the Company continues to pursue strategic growth and community engagement efforts.

Realized Losses on Crypto Asset Transactions

Realized losses on crypto asset transactions increased substantially compared to the prior-year periods, primarily due to the sale of non-core, non-ETH crypto assets that had previously carried unrealized losses. These transactions were executed as part of a broader effort to simplify the Company’s asset portfolio and reallocate resources toward core staking and block-building operations. Future realized gains or losses will depend on the timing and market conditions of any additional crypto asset sales.

Loss on Extinguishment of Debt

The Company recorded a loss on extinguishment of debt during the 2025 Quarter related to on-chain debt swaps executed through decentralized finance (DeFi) lending protocols. Future gains or losses from such transactions may vary depending on the timing and structure of debt refinancings or restructurings undertaken within DeFi platforms.

Overall Expense Trend

Total operating expenses increased year-over-year, reflecting ongoing investment in infrastructure, personnel, and public company operations to support the scaling of Builder+, Imperium, and NodeOps. The Company remains focused on maintaining disciplined expense management while continuing to allocate resources toward strategic growth and technology development initiatives.

Other Income (Expenses)

Interest Expense

Interest expense increased during the 2025 Quarter and 2025 Period, primarily due to interest accrued on decentralized borrowings through Aave and other DeFi lending protocols, as well as interest and amortization expense related to the Company’s May and July 2025 convertible notes. This includes both cash interest paid and the amortization of debt discount over the term of the convertible notes.

We expect interest expense to rise in future periods as a result of ongoing utilization of DeFi borrowings and the full-term amortization of outstanding convertible notes.

Change in unrealized appreciation (depreciation) of crypto assets

The Company recognized significant unrealized appreciation in the fair value of its crypto asset holdings during the 2025 Quarter and 2025 Period, compared to unrealized depreciation in the corresponding 2024 periods. The change was primarily driven by the overall recovery in crypto market valuations, particularly for Ethereum and other assets held by the Company at period-end. These fluctuations reflect the inherent volatility of crypto asset prices, which may continue to materially affect the reported fair value of digital assets in future periods.

Change in fair value of warrant liabilities

The Company recognized a non-cash loss resulting from the change in the fair value of warrant liabilities during the 2025 Quarter and 2025 Period, compared to a gain in the corresponding 2024 periods. The change was primarily attributable to movements in the Company’s stock price and related volatility during the period. Because these warrant liabilities are remeasured at fair value each reporting date, future gains or losses will depend on changes in the Company’s share price and other valuation inputs.

Overall Impact

Total other income (net) increased substantially compared to the prior-year periods, driven primarily by unrealized gains on crypto assets, which offset higher interest expense and non-cash losses related to warrant remeasurement. These items contributed significantly to the Company’s profitability for the 2025 Quarter and 2025 Period.

Net income (loss)

The Company reported net income of approximately $65,589,000 for the 2025 Quarter, compared to a net loss of approximately $9,040,000 in the 2024 Quarter, representing a year-over-year improvement of approximately $74,629,000. The increase was primarily driven by unrealized appreciation in the fair value of the Company’s crypto asset holdings, reflecting the broader recovery in digital asset markets during the quarter.

For the 2025 Period, the Company reported net income of approximately $52,202,000, compared to a net loss of approximately $3,511,000 in the 2024 Period. The year-to-date improvement was similarly driven by unrealized gains on crypto assets, partially offset by higher realized losses on crypto asset sales, increased professional and administrative costs, and interest expense associated with convertible note issuances and decentralized borrowing activities.

While the Company benefited from market-wide appreciation in digital asset valuations during the 2025 Quarter, net income may continue to fluctuate significantly in future periods due to volatility in crypto asset prices and related fair value adjustments. Additionally, continued investment in operations and financing activities may contribute to further variability in quarterly results.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock through H.C. Wainwright, subject to the availability of an effective registration statement on Form S-3. The initial ATM sales were conducted under a $100,000,000 shelf registration statement that became effective in September 2021.

On October 4, 2024, a new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the Company’s shelf registration to $250,000,000. As of the date of this report, there was approximately $103,380,000 available for sale under this Form S-3 registration statement.

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

From September 14, 2021 through November 10, 2025, the Company sold a total of 32,762,523 shares of common stock under the ATM Agreement for aggregate total gross proceeds of approximately $163,597,000 at an average selling price of $4.99 per share, resulting in net proceeds of approximately $158,539,000 after deducting commissions and other transaction costs.

Share Repurchase Program

On September 4, 2025, the Board authorized a share repurchase program permitting the Company to repurchase up to $50 million of its common stock over a three-year period. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and applicable state law. We have engaged H.C. Wainwright & Co., LLC as the sole broker to implement the program. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or discontinued at any time.

From September 14, 2021 through November 10, 2025, the Company repurchased and retired 888,677 shares of our common stock for an aggregate purchase price of approximately $4,000,000. The repurchases were funded from available cash on hand and are presented as a financing cash outflow in our statement of cash flows. All repurchased shares were immediately retired and are no longer considered issued or outstanding. As of November 10, 2025, approximately $46,000,000 remained available for repurchases under the authorization.

The Company expect that any future repurchases will be subject to our liquidity position, prevailing market conditions, and other capital allocation priorities, including funding of operations and strategic initiatives.

DeFi Borrowing

From April 2025 through November 10, 2025, the Company borrowed an aggregate of approximately $61,447,000 in stablecoins through Aave, a DeFi lending protocol, using Ethereum (ETH) as collateral, and repaid approximately $1,447,000 during the same period. These borrowings included transactions executed in connection with on-chain debt refinancing activities. As of November 10, 2025, the Company had approximately $61,052,000 in outstanding borrowings, inclusive of accrued interest, collateralized by approximately 39,077 ETH with an aggregate fair market value of $138,988,000, based on the closing price of $3,557 per ETH on that date.

Borrowings through Aave accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market utilization. ETH collateral posted to Aave simultaneously accrues variable interest at rates that fluctuate based on the same market factors. These rates are publicly available and updated in real time on the Aave protocol’s website. As a result, the Company’s net cost of capital may vary depending on prevailing protocol-level conditions. The Company has no control over these rate adjustments and is subject to the risk of significant rate increases. As of November 10, 2025, the USDT borrowing rate was approximately 6.07% per annum.

Convertible Notes Payable

In May 2025, the Company completed a private placement of Senior Secured Convertible Notes in the aggregate principal amount of approximately $7,811,000, for net cash proceeds of approximately $7,306,000. In connection with the offering, the Company also issued approximately 1.9 million five-year warrants, exercisable at $2.75 per share. The notes mature in May 2027, bear interest at a rate of 6% per annum, and are convertible into shares of common stock at a conversion price of $5.85 per share.

In July 2025, the Company completed an additional private placement of Senior Secured Convertible Notes in the aggregate principal amount of approximately $10,050,000, for net cash proceeds of approximately $9,538,000. In connection with the offering, the Company agreed to issue approximately 879,000 five-year warrants, exercisable at $8.00 per share. The notes mature in July 2027, bear interest at 6% per annum, and are convertible into shares of common stock at a conversion price of $13.00 per share.

The Company used or intends to use the proceeds from both offerings primarily to accelerate the accumulation of Ethereum (ETH), expand operational capacity, and support the continued expansion of its blockchain infrastructure operations. The notes from the May and July 2025 offerings are secured by all of the Company’s assets as collateral, except for Ethereum deposited as collateral for USDT borrowings on Aave and certain other exclusions.

Dividends and Capital Distributions

On August 1, 2025, the Board approved a special dividend of $0.05 per share (the “Bividend”), payable to stockholders of record on September 26, 2025. Holders of our common stock could elect to receive the dividend in either cash or Ethereum (ETH), while holders of our Series V Preferred Stock were entitled to receive the dividend solely in cash. As of September 30, 2025, dividends payable totaled approximately $3,176,000, which was recorded as dividends payable within stockholders’ equity. The Bividend was subsequently settled in early October 2025 through aggregate cash payments of approximately $2,680,000 and distributions of approximately 123 ETH to stockholders who elected to receive ETH.

As of September 30, 2025, the Company’s outstanding convertible notes entitle the holders, upon any conversion, to participate in dividends or other distributions on the Company’s common stock declared while the notes are outstanding, to the same extent as if the notes had been converted prior to the record date of such distribution. At September 30, 2025, there were 2,107,757 shares of common stock underlying the outstanding convertible notes that would be entitled to the dividend payments if converted in accordance with the note terms, representing a potential contingent distribution totaling approximately $105,000. Because this obligation is contingent on future conversions, no liability has been recorded.

In addition to the Bividend, the Board also authorized a one-time loyalty payment of $0.35 per share (the “Loyalty Payment”), payable solely in ETH. The Loyalty Payment is available only to holders of our common stock who were record holders on September 26, 2025, who completed the required ETH Opt-In, and who continue to hold their shares through January 26, 2026. Holders of Series V Preferred Stock are not eligible for the Loyalty Payment.

The Loyalty Payment is contingent on continued share ownership through January 26, 2026 and therefore did not give rise to a liability as of September 30, 2025. The number of ETH units per share for both the Bividend and Loyalty Payment was fixed on the record date based on the ETH/USD exchange rate of $4,035.89. As of September 30, 2025, shareholders owning approximately 3.9 million shares had completed the Opt-In process and were held at our transfer agent. If all such shares remain eligible through January 26, 2026, the hypothetical maximum Loyalty Payment would be approximately $1,350,000, or about 335 ETH. The actual payout, if any, will depend on the final number of qualifying shares and ETH settlement terms at the time of eligibility.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Liquidity is the ability of a company to generate sufficient funds to support its current and future operations, satisfy its obligations as they come due, and otherwise operate on an ongoing basis. As of September 30, 2025, the Company had approximately $4,486,000 of cash and cash equivalents and working capital of approximately $235,993,000.

As of November 10, 2025, the Company had approximately $2,787,000 of cash and stablecoins, and the fair market value of the Company’s crypto assets was approximately $252,777,000.

As of November 10, 2025, the Company had total debt obligations of approximately $78,891,000, consisting of approximately $61,030,000 under its lending arrangement with Aave Protocol and approximately $17,861,000 convertible notes payable.

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

Certain of our staked crypto assets may be locked up for varying durations, depending on the specific blockchain protocol, and we may be unable to unstake them in a timely manner or liquidate them to the extent desired, which could materially and adversely impact our liquidity position. Additionally, technical issues, network congestion, or regulatory changes could further restrict our ability to access or liquidate these assets. As of November 10, 2025, lock-up periods for our staked crypto assets range from several hours to seven days, though these periods may change based on protocol upgrades or network conditions. During times of instability in the cryptocurrency markets, the Company may not be able to sell its crypto assets at prices reflecting their perceived value or at all, which could result in substantial losses given the historical volatility of cryptocurrency prices. As a result, our crypto assets may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Cash Flows

Cash Used in Operating Activities

Cash used in operating activities was approximately $6,032,000 during the 2025 Period, compared to approximately $2,388,000 for the 2024 Period. The increase primarily reflects the impact of non-cash items and changes in working capital arising from the Company’s expanding operations.

Significant non-cash adjustments impacting operating cash flows included:

●	Stock-based compensation expense of approximately $3,851,000, primarily reflecting issuance and ongoing amortization of equity-based awards to employees, including performance-based grants.
●	Non-cash Validator Payments of approximately $8,116,000 made in native crypto tokens to external validators as part of block-building activities.
●	Realized losses on crypto asset transactions of approximately $8,568,000, primarily from the sale of non-Ethereum crypto asset holdings.
●	Amortization of debt discount and issuance costs of approximately $754,000 related to the outstanding convertible notes.
●	A non-cash adjustment of approximately $67,987,000 from the unrealized appreciation in the fair value of crypto assets, particularly Ethereum.

Operating cash flows were further affected by a $2,855,000 reduction in accrued compensation resulting from the payment of previously accrued performance-based bonuses.

As Builder+ and Imperium operations continue to scale, we expect non-cash adjustments such as crypto-denominated revenues, validator payments, and fair value changes in digital assets to continue to have a significant effect on reported operating cash flows. The magnitude and direction of these effects will depend on market conditions and the timing of crypto asset-related transactions.

Cash Used in Investing Activities

Net cash used in investing activities was approximately $196,833,000 during the 2025 Period, compared to net cash provided by investing activities of approximately $531,000 in the 2024 Period. The 2025 activity primarily reflects the purchase of approximately $199,858,000 of crypto assets, primarily Ethereum (ETH), to support validator (NodeOps) and DeFi (Imperium) operations and to advance the Company’s long-term ETH accumulation strategy.

Investing cash outflows also included $400,000 of investments in two private blockchain-based technology companies during the 2025 Period, partially offset by proceeds of approximately $3,431,000 from sales of non-core productive crypto assets as we continue to streamline operations.

We expect purchases of ETH and other productive crypto assets to continue in future periods as the Company executes on its ETH treasury accumulation and operational scaling strategies.

Cash Provided by Financing Activities

Cash provided by financing activities was approximately $205,373,000 during the 2025 Period, compared to approximately $653,000 in the 2024 Period. Financing inflows during the 2025 Period were primarily driven by:

●	Net proceeds of approximately $135,161,000 from common stock sales under the Company’s At-the-Market (“ATM”) equity program.
●	Net proceeds of approximately $16,844,000 from the May and July 2025 issuances of senior secured convertible notes and related five-year warrants
●	Net borrowings of approximately $56,500,000 in stablecoins via Aave, a decentralized finance (DeFi) lending protocol.

The Company also paid approximately $3,000,000 for share repurchases of the Company’s common stock and debt issuance costs of approximately $131,000 during the 2025 Period.

We anticipate future financing activity may include additional DeFi borrowings and capital raised through the ATM program or through other financing instruments, as we continue to scale blockchain infrastructure and DeFi operations, enhance liquidity, and accumulate ETH in support of long-term growth.

Off Balance Sheet Transactions

As of September 30, 2025, there were no off-balance sheet arrangements and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on recent accounting pronouncements, see Note 3 - Summary of Significant Accounting Policies to the Unaudited Condensed Financial Statements.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the rewards and costs associated with staking or validating transactions on blockchains and successfully building blocks on Ethereum’s blockchain; (ii) regulatory issues related to our business model, including potential classification of crypto assets as securities and changing regulatory frameworks; (iii) fluctuations in the price of our crypto assets; (iv) potential decreases in the value of our crypto assets and rewards; (v) competition, (vi) risks related to the loss or theft of private withdrawal keys resulting in the complete loss of crypto assets and rewards; (vii) risks associated with DeFi lending protocols including smart contract vulnerabilities, liquidation risks, and lack of regulatory protections; (viii) counterparty risks in decentralized finance transactions; and (ix) other risks and uncertainties described in our filings with the SEC, including our Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

ITEM 5 Other Information

Transition of Roles for the Company’s Chief Operating Officer

On August 13, 2025, Michal Handerhan, the Company’s Chief Operating Officer and a member of the Board, transitioned from his position as Chief Operating Officer to the role of Operations Specialist. Mr. Handerhan and the Company have mutually agreed to terminate his employment agreement and RSU agreement. Mr. Handerhan’s annual cash compensation will remain at $300,000 through September 30, 2026. The transition is part of the Company’s realignment in light of recent growth and was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On November 13, 2025, Michal Handerhan resigned from the Board of Directors (Board), effective immediately. Mr. Handerhan will continue to be employed as the Company’s Operations Specialist and has been appointed by the Board to serve as a board observer. Mr. Handerhan’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

10b5-1 Plans

On August 20, 2025, Michal Handerhan, our former Chief Operating Officer (who transitioned to Operations Specialist on August 13, 2025), terminated a trading plan previously adopted on October 22, 2024 pursuant to Rule 10b5-1 under the Exchange Act. Mr. Handerhan elected to terminate the plan after determining that his shares in the Company may qualify as “Qualified Small Business Stock” under Section 1202 of the Internal Revenue Code, which provides for an exclusion from federal capital gains tax for eligible shares held for more than five years. The plan, which became effective on March 5, 2025, had provided for the potential sale of up to 750,000 shares of the Company’s common stock, subject to its terms and conditions.

On August 27, 2025, Charles Allen, our Chief Executive Officer, terminated a trading plan previously adopted on November 17, 2024 pursuant to Rule 10b5-1 under the Exchange Act (a “Rule 10b5-1 trading plan”), in accordance with the Company’s insider trading policies and procedures. Mr. Allen elected to terminate the plan after determining that his shares in the Company may qualify as “Qualified Small Business Stock” under Section 1202 of the Internal Revenue Code, which provides for an exclusion from federal capital gains tax for eligible shares held for more than five years. The plan, which became effective on February 18, 2025, had provided for the potential sale of up to 1.75 million shares of the Company’s common stock, subject to its terms and conditions.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Investor Communications via X (formerly Twitter)

The Company uses the following X (formerly Twitter) accounts, @Charles_BTCS and @NasdaqBTCS, as supplemental channels for communicating with the public about the Company. These social media channels will not be used to announce material information that has not been previously disclosed through official SEC filings or press releases. Investors should rely on our official SEC filings and press releases for material information. The Company encourages investors, the media, and others interested in the Company to follow these accounts in addition to monitoring the Company’s filings with the SEC, press releases, and its website at www.btcs.com for information about the Company. The content on our website and social media accounts is not incorporated by reference herein.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

November 13, 2025	By:	/s/ Charles Allen
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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 303 W. Lancaster Ave #336, Wayne PA 19341, Attention: Corporate Secretary.

