Form 10-K
period 2025-12-31
BTCS Inc.
filed 2026-03-26
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code (202) 987-8368

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $33,925,000 based on the closing sale price on The Nasdaq Capital Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 22, 2026, there were 49,754,240 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2025.

BTCS INC.

PART I

ITEM 1. BUSINESS

BTCS Inc. (“BTCS” or the “Company”) is a U.S.-based, Nasdaq-listed blockchain technology company focused on revenue generation through blockchain infrastructure and decentralized finance (“DeFi”) activities, primarily on the Ethereum network. BTCS operates as an active participant in the Ethereum ecosystem, generating digital asset denominated on-chain revenues through its operations.

The Company’s business model is centered on providing core blockchain infrastructure services, participating in transaction validation and block construction, and engaging in decentralized finance activities to generate revenue. While BTCS maintains significant Ethereum (“ETH”) holdings, the Company does not operate as a passive digital asset holder. Instead, ETH serves as an operating asset that supports revenue generation across the Company’s business lines.

Business Lines

BTCS operates through three primary, complementary business lines:

Validator Node Operations (“NodeOps”)

BTCS operates validator nodes on the Ethereum network as a validator (“Validator”). Validator nodes perform validation and consensus-related activities (“attestation”) as well as block proposal functions that contribute to network security and block finalization. In exchange, BTCS earns ETH-denominated staking revenue, which include protocol-defined rewards and execution layer transaction fees. Validator operations represent a foundational component of the Company’s blockchain infrastructure activities.

Block Building (“Builder+”)

Through its Builder+ operations, BTCS participates in the blockspace value chain by operating proprietary block builders (“Builders”) that construct optimized transaction blocks for submission to Validators. Builder+ revenues are derived from the fees earned when BTCS-constructed blocks are successfully proposed on-chain. In connection with these activities, the Company makes payments to the block proposing validator (“Validator Payments”) to external validators as part of the block-proposal process in order to secure block inclusion on the network. Validator Payments are made in digital assets and represent a direct cost associated with the Company’s block-building operations.

Builder+ has become an increasingly significant contributor to the Company’s revenues as BTCS has expanded private order flow integrations, enhanced infrastructure efficiency, and increased participation across Ethereum blockspace markets.

Decentralized Finance Operations (“Imperium”)

In 2025, BTCS launched Imperium, a business line focused on deploying digital assets into decentralized finance protocols as a liquidity provider and market participant. Through Imperium, the Company deploys ETH and stablecoins into smart contract-based protocols that facilitate decentralized lending, borrowing, liquidity provision, and other on-chain financial activities. Revenues earned through Imperium are variable and depend on protocol utilization, market conditions, and the performance of deployed assets.

Imperium is designed to complement BTCS’s blockchain infrastructure activities by enabling more flexible and capital-efficient deployment of digital assets. In contrast to traditional staking, which is subject to constraints by protocol-defined reward structures and lock-up requirements, DeFi participation allows the Company to dynamically allocate assets across protocols and strategies based on prevailing market conditions, risk considerations, and liquidity needs.

NodeOps and Builder+ collectively comprise the Company’s blockchain infrastructure activities, while Imperium represents a distinct DeFi operating segment. Revenues from blockchain infrastructure activities and DeFi activities are presented separately in the Company’s financial statements.

Business Evolution and Strategic Focus

During 2025, BTCS completed a strategic repositioning to concentrate its operations and capital allocation on Ethereum focused activities. As part of this transition, the Company discontinued validator node operations on non-Ethereum blockchains and liquidated the majority of its non-Ethereum digital asset holdings. The Company also discontinued the development and operation of legacy technology service platforms, including StakeSeeker in 2024 and ChainQ in 2025, in order to focus resources on scalable, revenue-generating blockchain infrastructure and DeFi activities.

These actions reflect BTCS’s emphasis on operational execution, capital efficiency, and alignment with Ethereum-native opportunities. While the Company may continue to hold non-Ethereum digital assets in support of specific infrastructure or operational activities, Ethereum remains the core network underpinning BTCS’s business model.

Capital Strategy and Operations

A core element of BTCS’s business model is its integrated capital strategy, which combines decentralized finance mechanisms with traditional capital markets activities (the “DeFi/TradFi Flywheel”). The Company utilizes tools such as at-the-market (“ATM”) equity offerings, structured convertible notes, and ETH-backed DeFi borrowing to fund operations, scale infrastructure, and deploy digital assets while seeking to manage liquidity and shareholder dilution. The use of ATM offerings and convertible notes may result in significant dilution to existing shareholders. Additionally, ETH-backed DeFi borrowing subjects the Company to liquidation risk if the value of ETH declines, and the risk of loss of collateral, which could materially harm the Company’s financial condition.

BTCS actively allocates capital and digital assets across staking, block-building support, and DeFi deployments based on expected returns, risk considerations, and prevailing market conditions. This flexible approach allows the Company to adapt its operating footprint and asset deployment strategy as opportunities evolve within the Ethereum ecosystem.

Digital Asset Security and Custody

The Company prioritizes the secure self-custody of its digital assets as a core component of its operating model. BTCS maintains internal controls and security practices designed to safeguard digital assets and minimize exposure to third-party custody and counterparty risks.

BTCS primarily holds its digital assets in Company-controlled wallets, including a combination of cold storage wallets and hot wallets. Cold storage wallets, which are maintained offline, are used for the long-term safeguarding of digital assets, while hot wallets are utilized on a limited basis to support operational, transactional, and liquidity management activities. The Company utilizes third-party wallet infrastructure providers to support secure wallet management, access controls, and transaction workflows.

BTCS utilizes cryptocurrency exchanges and over-the-counter trading desks on a limited basis for transactional purposes, such as asset conversions, liquidity management, or operational needs. The Company does not engage in margin trading, leveraged transactions, or similar arrangements with cryptocurrency exchanges.

The Company currently does not maintain any insurance policies that provide coverage for potential losses of digital assets in cases of theft, lost keys, or other events that could result in the loss of digital assets held in its wallets.

The Company’s approach to digital asset custody and security is intended to support operational flexibility while mitigating risks associated with centralized platforms and third-party failures. These practices are subject to ongoing review and may evolve as market conditions, regulatory considerations, and operational requirements change.

GROWTH STRATEGY

BTCS’s growth strategy is centered on expanding high-margin scalable revenue opportunities. The Company’s strategy emphasizes operational scalability, and long-term shareholder value creation.

Scaling Blockchain Infrastructure Operations

BTCS intends to continue expanding its Builder+ operations by increasing private order flow integrations, enhancing block-building efficiency, and deepening relationships with participants across the Ethereum transaction ecosystem. The Company believes that block building represents a scalable, technology-driven revenue opportunity and expects Builder+ to remain a significant contributor to revenue growth.

Validator node operations are expected to remain a core component of the Company’s infrastructure strategy, providing recurring ETH-denominated rewards while supporting network security. BTCS will continue to evaluate Validator deployment strategies based on expected revenue, network conditions, and capital requirements.

Expansion of Imperium and DeFi Activities

The Company expects Imperium to represent an increasingly important component of its operations. BTCS plans to expand asset deployments into DeFi protocols and pursue additional integrations to broaden its on-chain activities. Imperium is intended to support scalable, high-margin, high-growth revenue while reinforcing BTCS’s integrated position within the Ethereum ecosystem.

BTCS anticipates that DeFi revenues will contribute a growing percentage of total revenue in 2026 and beyond, subject to market conditions and protocol performance.

Capital Formation and Use of Digital Assets

BTCS seeks to expand its operations by accessing capital through a combination of traditional and decentralized financing arrangements that support the growth of its revenue-generating activities.

While BTCS holds significant Ethereum assets, they are primarily maintained as operating assets that support the Company’s revenue-generating activities, infrastructure participation, and DeFi activities. BTCS expects to continue utilizing ETH across its operations as it expands its business.

Long-Term Strategic Objectives

BTCS’s long-term objectives include expanding its participation across Ethereum-related infrastructure activities, growing recurring on-chain revenues, improving operating leverage, and enhancing shareholder value. The Company believes that its operating model, infrastructure capabilities, and flexible capital raising strategies position it to participate meaningfully in the continued adoption and growth of decentralized technologies and to drive sustainable, long-term value for shareholders as decentralized networks continue to scale.

INDUSTRY AND MARKET OVERVIEW (DIGITAL ASSETS AND BLOCKCHAIN TECHNOLOGIES)

Overview of Blockchain Networks and Digital Assets

Blockchain networks are decentralized systems that enable the recording, validation, and settlement of transactions without reliance on a central intermediary. These networks rely on distributed participants operating software and infrastructure to maintain a shared ledger, enforce protocol rules, and provide network security. Digital assets, such as ETH, function as native units of value within these networks and are used to incentivize participation, pay transaction fees, and support network operations.

Public blockchains, including Ethereum, support a broad range of applications beyond simple value transfer, such as smart contracts, decentralized finance protocols, non-fungible tokens, and other on-chain services. The growth of these applications has increased demand for reliable infrastructure providers that support transaction processing, block construction, and network security.

Proof-of-Stake and Network Infrastructure Participants

Many modern blockchain networks, including Ethereum, operate under proof-of-stake (“PoS”) consensus mechanisms. Under PoS, network security and transaction validation are performed by Validators that commit digital assets to the network and operate specialized software and infrastructure. Validators are selected by the network to propose and attest to blocks, and in return earn protocol-defined rewards and transaction fees.

In addition to Validators, blockchain ecosystems include other specialized participants that support transaction execution and block formation. These participants include Builders, which assemble and optimize transactions into blocks, and other infrastructure providers that facilitate transaction submission, routing, and settlement. Together, these participants contribute to the efficient operation and scalability of blockchain networks.

Block Building and Transaction Execution

Following the implementation of proposer-builder separation (“PBS”) on certain blockchain networks, including Ethereum, block building has emerged as a distinct function within these ecosystems. Builders compete to assemble transaction blocks that maximize the economic value of included transactions, taking into account transaction fees, ordering constraints, and execution considerations. Validators may choose to select blocks constructed by competing Builders through auction-based mechanisms, typically proposing the block associated with the highest bid and enabling Builders to capture the transaction fees and other value associated with the block when those blocks are successfully included on-chain.

The evolution of block building has contributed to the development of more specialized infrastructure and software designed to improve transaction efficiency, reduce latency, and optimize block outcomes. As transaction activity on blockchain networks increases, block-building and related infrastructure services are expected to play an increasingly important role in network performance and economics.

Decentralized Finance Ecosystems

Decentralized finance refers to a category of blockchain-based applications that provide financial services through smart contracts rather than centralized intermediaries. DeFi protocols enable activities such as lending, borrowing, trading, liquidity provision, and revenue generation using digital assets. Participants in DeFi ecosystems may earn variable returns based on protocol utilization, market conditions, and risk parameters defined by the underlying smart contracts.

DeFi ecosystems continue to evolve as new protocols, products, and risk management mechanisms are introduced. Participation in DeFi requires technical infrastructure, proprietary strategies for utilizing digital assets, and an understanding of protocol-specific risks. As DeFi adoption grows, demand for participants capable of deploying capital and infrastructure efficiently is expected to increase.

Market Trends and Industry Dynamics

The digital asset and blockchain technology markets are characterized by rapid technological change, evolving regulatory frameworks, and significant market volatility. Adoption of blockchain-based applications has expanded across financial services, payments, and digital commerce, driving increased transaction volumes and infrastructure demand on networks such as Ethereum.

At the same time, increased competition among infrastructure providers, protocol changes, and shifts in network economics may affect the profitability and sustainability of blockchain-based operations. Companies operating in this space must continuously adapt their technology, strategies, and risk management practices in response to these dynamics.

BTCS operates within this evolving industry landscape by focusing on infrastructure participation and other on-chain activities that support the continued growth of blockchain networks, which the Company believes is important to the long-term expansion of its operations.

COMPETITION

The blockchain infrastructure and decentralized finance markets in which BTCS operates are highly competitive and characterized by rapid technological evolution, low barriers to entry for certain activities, and continuous innovation. Competition exists across each of the Company’s business lines and includes a diverse set of participants ranging from individual operators to well-capitalized technology companies and financial institutions.

Validator Node Operations Competition

In its validator node operations, BTCS competes with other independent node operators, infrastructure providers, and institutional participants that operate validator infrastructure on the Ethereum network. Competitive factors in this area include technical reliability, operational uptime, security practices, and cost efficiency. Because validator rewards are largely protocol-defined, competition is primarily driven by operational performance rather than pricing discretion. However, protocol changes, network upgrades, or changes in validator economics could alter the competitive dynamics in this market.

Block Building Competition

Within block building, BTCS competes with other Builders and infrastructure providers that participate in Ethereum’s transaction execution ecosystem. Competition in block building is driven by technology performance, access to transaction flow, execution efficiency, latency, and the ability to consistently construct high-value blocks. The block-building market is dynamic, and competitive positions may change rapidly as network conditions, protocol rules, participant behavior, regulatory requirements, and technological capabilities evolve.

Decentralized Finance Competition

Through its Imperium operations, BTCS competes with a broad range of market participants deploying digital assets into decentralized finance protocols, including individual liquidity providers, proprietary trading firms, digital asset funds, and other infrastructure-focused companies. Competitive factors in DeFi participation include capital availability, risk management capabilities, technological sophistication, and the ability to efficiently allocate assets across protocols and strategies.

Unlike traditional financial markets, DeFi ecosystems are generally open and permissionless, which can increase competition and compress returns over time. As a result, participants must continuously evaluate deployment strategies, protocol risks, and market conditions to remain competitive.

Competitive Position

BTCS seeks to compete by leveraging its operating model across blockchain infrastructure and DeFi activities, disciplined capital allocation, and a focus on operational efficiency. The Company believes that its experience operating validator and block-building infrastructure, combined with its ability to actively deploy digital assets, provides a differentiated approach relative to participants focused solely on a single segment of the blockchain ecosystem.

Competition in the Company’s markets is further influenced by the potential for new entrants and industry consolidation. New participants may enter certain segments with limited upfront investment, while consolidation through mergers, alliances, or capital aggregation may strengthen the competitive positions of existing participants by pooling resources and expanding capabilities.

In addition, many competitors are privately held and therefore are not subject to the regulatory, reporting, and compliance requirements applicable to public companies. As a result, such competitors may be able to pursue certain initiatives more rapidly or at a greater scale than BTCS.

The Company faces competition from entities that may have greater financial resources, technological capabilities, and market reach. There can be no assurance that BTCS will be able to maintain or improve its competitive position as the blockchain and digital asset markets continue to evolve.

INTELLECTUAL PROPERTY AND TRADE SECRETS

BTCS relies on proprietary technology, software configurations, and operational know-how to support its blockchain infrastructure and decentralized finance activities. These include internally developed tools, systems, and processes used in connection with validator node operations, block building through Builder+, and the operation and development of the Company’s Imperium platform and related on-chain activities.

The Company’s intellectual property primarily consists of trade secrets, software configurations, proprietary algorithms, workflows, and internal systems, as well as trademarks and domain names associated with its brand. While certain components of the Company’s operations rely on open-source software, BTCS believes that its proprietary implementations, integrations, and operational expertise provide differentiation in its infrastructure activities.

BTCS seeks to protect its intellectual property and trade secrets through confidentiality and proprietary rights agreements with employees and certain contractors, non-disclosure agreements with consultants and other third parties, and applicable trademark and domain name protections. The Company believes these measures are appropriate to safeguard its proprietary information and support its competitive position.

HUMAN CAPITAL / EMPLOYEES

As of March 22, 2026, the Company had nine full-time employees. The Company’s limited workforce presents operational risks, including dependence on key personnel, limited redundancy in critical functions, and potential challenges in scaling operations. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. In addition to its employees, BTCS engages third-party contractors and consultants on an as-needed basis to support its operations.

BTCS operates as a remote-first company and believes that this approach provides access to a broader talent pool and enhances its ability to attract and retain skilled professionals. The Company’s workforce includes employees with expertise in blockchain infrastructure, software development, finance, and operations.

Human capital management is an important component of the Company’s business strategy. BTCS seeks to foster an engaged and motivated workforce by promoting a culture of accountability, professional development, and respect. The Company is committed to providing equal employment opportunities and maintaining a work environment free from discrimination, harassment, or retaliation, in compliance with applicable laws and regulations.

The Compensation Committee of the Board of Directors (the “Board”) oversees executive compensation and succession planning. The Company seeks to offer compensation arrangements that are competitive and appropriate for a company of its size and stage of development. BTCS offers employees access to health insurance and a 401(k) retirement plan with employer matching contributions, subject to applicable limits, as well as other employee benefits consistent with market practice.

CAPITALIZATION

The following table details the Company’s capitalization as of March 22, 2026.

Class of Security	Shares of Common Stock as Converted
Common Stock Issued and Outstanding	46,684,968
Restricted Common Stock (Not Vested) (1)	3,069,272
Restricted Stock Units Issued (Not Vested) (1)	2,681,835
Convertible Debt (weighted average conversion price of $8.47)	2,107,757
Options to Purchase Common Stock (weighted average exercise price of $2.72)	2,632,695
Warrants to Purchase Common Stock (weighted average exercise price of $6.02)	1,411,566
Total Common Shares Diluted	58,588,093
Series V Preferred Stock (non-convertible)	15,393,030
Restricted Series V Preferred Stock (non-convertible) (2)	278,375

(1) As of March 22, 2026, a total of 3,069,272 shares of restricted common stock and 2,681,835 restricted stock units remain unvested and subject to forfeiture. These awards are subject to a combination of performance-based vesting conditions, including market capitalization and stock price thresholds, as well as time-based service conditions. Certain awards require the achievement of performance conditions alone, while others require both performance and continued service. In addition, the settlement of certain restricted stock units is subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s equity incentive plan. If the applicable vesting conditions or stockholder approval requirements are not satisfied, the awards will be forfeited or will not be settled in shares.

(2) As of March 22, 2026, a total of 278,375 shares of restricted Series V preferred stock remain subject to forfeiture and have not yet vested. These shares are subject to a combination of performance-based vesting conditions, including market capitalization thresholds as well as time-based service conditions. Certain awards require both performance and continued service. If the applicable vesting conditions are not satisfied, the shares will be forfeited and returned to the Company.

Cautionary Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, and any other statements that are not statements of historical fact. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “targets,” “outlook,” “guidance” and similar references to future periods, or by the use of the negative of such terms or other comparable terminology.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, capital markets, regulatory environment and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements, and you should not place undue reliance on any forward-looking statement. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risks described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are subject to various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; virtual and cyber threats to our directors, officers, and employees; and threats to the security of our infrastructure, digital assets, and operational systems. To mitigate the threats to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors, and have integrated these processes into our overall enterprise risk management (“ERM”) systems and processes.

We have devoted financial and personnel resources to implement and maintain security measures designed to address cybersecurity risks in a manner consistent with our size, operational complexity, and risk profile, and we intend to continue to make investments as may be required to maintain the security of our data and cybersecurity infrastructure. While we cannot guarantee complete effectiveness of our cybersecurity measures despite our best efforts and continuous monitoring, we believe that the Company’s sustained investment in people, processes, and technologies has contributed to a culture of continuous improvement that positions us to identify, assess, and respond to potential cybersecurity threats.

As of the date of this report, we are not aware of any cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We can provide no assurance that there will not be incidents in the future or that past or future cybersecurity incidents will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our cybersecurity risk management program (“Cybersecurity Program”) is designed and assessed by leveraging the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), customized to align with our entity size, risk profile, and industry best practices. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a reference framework to help identify, assess, and manage cybersecurity risks relevant to our business.

Our Cybersecurity Program is an integral part of our broader ERM framework and business continuity efforts. By incorporating cybersecurity into our overall risk assessment and management processes, we aim to address interconnected risks that could impact critical operations, systems, digital assets, and infrastructure. This alignment allows us to proactively evaluate and prioritize cybersecurity risks in the context of broader organizational objectives and resilience planning.

The key objectives of our Cybersecurity Program are to implement and sustain effective security controls designed to prevent unauthorized access to digital assets, systems and data, and to maintain and continuously improve our ability to detect, respond to, and recover from cybersecurity incidents. Success in achieving these objectives relies upon using appropriate technology solutions, cultivating and maintaining skilled personnel (including external specialists, as appropriate), and continuously improving policies and procedures.

Our Cybersecurity Program focuses on the following key areas:

Risk Assessment

We conduct periodic cybersecurity risk assessments to identify reasonably foreseeable internal and external cybersecurity threats, including assessments conducted in connection with material changes to our business operations, systems, or third-party relationships. These risk assessments evaluate, among other things, the potential likelihood and magnitude of harm from such risks, including potential impacts on our operations, financial condition, reputation, digital assets, and business strategy, as well as the effectiveness of existing controls and safeguards.

Risk assessments consider information from internal stakeholders, known security vulnerabilities, threat intelligence, reported incidents affecting other companies in our industry, and information obtained from third parties and external advisors, as appropriate. The results of these assessments are used to inform enhancements to our cybersecurity controls, operational processes, and broader Company-wide risk management activities, which are periodically reported to management and the Audit Committee.

Technical Safeguards

We assess and deploy technical safeguards designed to protect our information systems, infrastructure, and digital assets from cybersecurity threats. These safeguards are evaluated and updated based on vulnerability assessments, threat intelligence, and lessons learned from cybersecurity events and incident response activities.

Incident Response and Recovery Planning

We maintain a cybersecurity incident response and recovery plan designed to guide our response to cybersecurity incidents. The plan provides a structured framework for incident identification, containment, investigation, remediation, and recovery, and includes defined escalation and communication protocols. In the event of a cybersecurity incident, management evaluates the incident to determine its severity and potential impact, including whether the incident is reasonably likely to be material, based on both quantitative and qualitative factors.

Vendor and Third-Party Risk Management

We maintain a vendor risk management program designed to identify and mitigate cybersecurity risks associated with third-party service providers. Third-party providers are subject to cybersecurity risk assessments during onboarding, contract renewal, and upon the identification of elevated risk. These assessments may include questionnaires, management discussions, third-party intelligence, and review of available SOC reports or similar assurances. Cybersecurity incidents affecting third-party providers are evaluated for potential impact to the Company, as appropriate.

Education and Awareness

Our policies require employees and relevant third-party contractors to contribute to our cybersecurity efforts. We provide periodic cybersecurity and data protection awareness training and require the prompt reporting of suspicious activity or potential cybersecurity incidents to management.

Governance

Our Board retains ultimate oversight responsibility for cybersecurity risk. The Board has delegated primary oversight of cybersecurity and information technology risks to the Audit Committee as part of its risk oversight function.

Our senior management team, led by our Chief Financial Officer and Chief Technology Officer, is responsible for assessing and managing material risks from cybersecurity threats and for implementing the Company’s Cybersecurity Program. Management supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal or external security personnel, threat intelligence, reports generated by security tools, and information obtained from governmental, public, or private sources.

In the event of a cybersecurity incident, management evaluates the incident and, as appropriate, escalates matters to the Audit Committee and the Board. The Audit Committee receives periodic updates regarding cybersecurity risks, program effectiveness, and any material cybersecurity incidents. The Audit Committee also meets regularly with the Company’s independent registered public accounting firm and discusses cybersecurity risks relevant to financial reporting and internal controls, as appropriate.

ITEM 2. PROPERTIES.

As of the date of this report, the Company did not have any owned or leased properties.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be party to certain legal proceedings that arise in the ordinary course and are incidental to our business. As of the filing date of this report, to our knowledge, there are no material, active or pending legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is listed and traded on the Nasdaq Stock Market under the symbol “BTCS”. The last reported sale price of our Common Stock on March 22, 2026 was $1.55.

HOLDERS

As of March 22, 2026 there were 234 stockholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

DIVIDENDS

During fiscal year 2025, the Company declared a special dividend of $0.05 per share on its common stock and Series V Preferred Stock. Holders of common stock were permitted to elect to receive the dividend in either cash or ETH, while holders of Series V Preferred Stock received the dividend solely in cash. The dividend was paid in October 2025 through a combination of cash payments and ETH distributions.

In addition, the Company authorized a one-time loyalty payment of $0.35 per share, payable solely in ETH, to eligible holders of common stock who opted in and satisfied the specified holding requirement. The loyalty payment was paid in February 2026.

The declaration and payment of future dividends or other distributions, whether in cash, digital assets, or other forms, if any, will be at the discretion of the Board and will depend on, among other factors, the Company’s financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board. The Company does not currently anticipate declaring regular cash or digital asset dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

On September 4, 2025, the Board approved a share repurchase program authorizing the Company to repurchase up to $50 million of its common stock over a three-year period. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s Chief Executive Officer consistent with the Board’s authorization. Repurchases will be conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and applicable state law. The Company has engaged H.C. Wainwright & Co., LLC as the sole broker to implement the program. In addition: (i) no repurchases may occur at a price per share greater than the current fair market value of the Company’s digital assets and cash divided by its outstanding common shares, as determined in good faith by the CEO; and (ii) repurchases may not occur if the purchase price is less than a 25% discount to any limit orders in any 10b5-1 plan of a named executive officer, or within 20 calendar days of any market-based order under any such plan. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or discontinued at any time.

The following table summarizes our purchases of common stock in the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31, 2025	236,657	$4.16	236,657	$46,000,000
November 1 – November 30, 2025	0	-	0	$46,000,000
December 1 – December 30, 2025 (1)	0	-	0	$46,000,000
Total for Quarter Ended December 31, 2025	236,657	$4.16	236,657	$46,000,000

RECENT SALES OF UNREGISTERED SECURITIES

In addition to those unregistered securities previously disclosed in reports filed with the SEC, during the year ended December 31, 2025, we issued securities without registration under the Securities Act of 1933 (the “Securities Act”), as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Non-Employee Directors (1)	March 31, 2025	25,002 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	June 30, 2025	17,046 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	September 30, 2025	7,764 shares of restricted stock	Compensation for services
Non-Employee Directors (1)	December 31, 2025	14,205 shares of restricted stock	Compensation for services

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to an accredited investor and there was no general solicitation.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Risk Factors and elsewhere in this report. When we refer to “Fiscal 2025” and “Fiscal 2024”, we are referring to the years ended December 31, 2025 and December 31, 2024, respectively.

Company Overview

Executive Overview

BTCS Inc. is a blockchain technology company focused on revenue generation through blockchain infrastructure and decentralized finance (“DeFi”) activities, primarily on the Ethereum network. During 2025, the Company continued to execute a strategic repositioning toward Ethereum-native operations designed to generate recurring on-chain revenues, improve capital efficiency, and actively deploy digital assets in support of long-term growth.

The Company’s business model is centered on participating directly in core components of the Ethereum ecosystem, including validator node operations as a validator (“Validator”), block-building activities as a block builder (“Builder”), and DeFi asset deployment. While BTCS holds significant Ethereum (“ETH”) assets, they are primarily maintained as operating assets that support the Company’s revenue-generating activities, infrastructure participation, and DeFi activities.

Strategic Evolution and Operating Focus

During 2025, BTCS completed a strategic realignment of its operations and capital allocation to focus primarily on Ethereum-based activities. As part of this transition, the Company discontinued validator node operations on non-Ethereum blockchains and liquidated the majority of its non-Ethereum digital asset holdings. The Company also discontinued the development and operation of legacy technology platforms, including StakeSeeker in 2024 and ChainQ in 2025, in order to concentrate resources on scalable, revenue-generating infrastructure and DeFi initiatives.

This repositioning reflects management’s assessment that Ethereum provides the most compelling long-term opportunity for infrastructure participation, transaction execution, and DeFi activity, given its network scale, liquidity, and ecosystem maturity.

Growth of Blockchain Infrastructure Operations

Blockchain infrastructure activities, consisting primarily of validator node operations (NodeOps) and block building (Builder+), represent a core driver of the Company’s revenues. Validator operations provide recurring ETH-denominated revenues through protocol-defined incentives and transaction fees, while Builder+ has emerged as a higher-growth, technology-driven revenue opportunity.

Builder+ participates in Ethereum’s transaction execution ecosystem by constructing and submitting optimized transaction blocks. During 2025, the Company continued to scale Builder+ operations by expanding private order flow integrations, enhancing infrastructure efficiency, and increasing participation across Ethereum blockspace markets. As a result, block building became an increasingly significant contributor to the Company’s revenue mix, reflecting both increased transaction activity and improved execution performance.

Management believes that block building represents a scalable opportunity, driven by technology, infrastructure optimization, and access to transaction flow rather than asset lock-up requirements.

Expansion into Decentralized Finance through Imperium

In 2025, BTCS launched Imperium, a DeFi-focused operating segment designed to deploy digital assets into decentralized protocols as a liquidity provider and market participant. Imperium enables the Company to allocate assets across DeFi protocols that facilitate lending, borrowing, liquidity provision, and other on-chain financial activities.

In contrast to traditional staking, which is subject to protocol-defined reward structures and lock-up mechanics, DeFi participation allows for more dynamic capital allocation based on market conditions, liquidity needs, and risk considerations. Revenues generated through Imperium are variable and dependent on protocol utilization and prevailing market conditions.

Management expects Imperium to represent an increasingly important component of the Company’s operations and believes that DeFi activities provide opportunities to enhance risk-adjusted returns, improve capital flexibility, and complement the Company’s blockchain infrastructure operations, although there can be no assurance that these objectives will be achieved. BTCS plans to further expand asset deployments into DeFi protocols and pursue additional integrations to broaden its on-chain activities, subject to market conditions, available capital, regulatory developments, and risk management considerations.

Capital Strategy

A central element of BTCS’s operating model is its integrated capital strategy, which combines decentralized finance mechanisms with traditional capital markets activities. During 2025, the Company utilized a combination of at-the-market equity (“ATM”) offerings, structured convertible notes, and ETH-backed DeFi borrowing to fund operations, scale infrastructure, and deploy digital assets.

This approach is designed to support growth while managing liquidity and minimizing reliance on equity issuance alone. Management actively evaluates capital allocation across validator operations, block-building support, and DeFi deployments based on expected returns, risk profiles, and market conditions.

Outlook

BTCS enters 2026 with a business model centered on expanding high-margin scalable revenue opportunities. Management believes that continued expansion of Builder+ operations and increased deployment through Imperium position the Company to participate meaningfully in the ongoing growth of decentralized technologies and crate long-term shareholder value.

The following sections of Management’s Discussion and Analysis provide additional detail regarding the Company’s digital asset and treasury management practices, known trends and uncertainties, results of operations, and liquidity and capital resources.

Use of Digital Assets in our Operations

Digital assets, primarily ETH, play a central role in the Company’s operating model. Unlike companies that hold digital assets primarily for investment or appreciation purposes, BTCS uses its digital asset holdings as operating assets to support revenue generation, infrastructure participation, and decentralized finance (DeFi) activities.

Operating Use of Digital Assets

ETH held by the Company is actively deployed across its business lines, including validator node operations, block building support, and DeFi activities conducted through the Imperium operating segment. Management continuously evaluates how digital assets are utilized among these activities based on revenue, gross profit, liquidity requirements, risk considerations, and prevailing market conditions.

As a result, the Company’s digital asset balances may fluctuate period over period due to operational activities, redeployments, protocol participation, borrowing activity, and market price movements. These fluctuations are a function of the Company’s operating strategy and may materially impact reported financial results.

Treasury Management Philosophy

The Company’s treasury management strategy is designed to balance capital efficiency, liquidity, and risk management. BTCS seeks to maintain sufficient liquidity to support ongoing operations while deploying excess digital assets in a manner intended to generate incremental on-chain returns.

Management does not maintain a fixed allocation policy for digital assets across staking, block building support, or DeFi activities. Instead, allocation decisions are made dynamically, taking into account market conditions, protocol economics, and the Company’s capital requirements.

In certain circumstances, the Company may convert a portion of its digital asset holdings to cash to fund operations, meet obligations, or manage liquidity. Conversely, the Company may deploy cash or stablecoins into digital assets to support infrastructure operations or DeFi participation.

Decentralized Finance Asset Deployment

Through Imperium, BTCS deploys digital assets into decentralized finance protocols that facilitate lending, borrowing, liquidity provision, and other on-chain financial activities. These deployments are intended to enhance capital flexibility and improve risk-adjusted returns relative to traditional staking activities.

Returns generated through DeFi participation are variable and subject to factors such as protocol utilization, market demand, interest rates, liquidity conditions, and smart contract risks. Management actively monitors these factors and may adjust deployment strategies in response to changes in market conditions or protocol performance.

Risk Management Considerations

The Company’s digital asset and treasury management activities expose it to risks including digital asset price volatility, protocol changes, smart contract vulnerabilities, and liquidity constraints. Management seeks to mitigate these risks through diversification of deployments, active monitoring of protocol performance, conservative leverage practices, and disciplined capital allocation.

The Company’s approach to digital asset custody, wallet management, and security controls is described in Item 1 - Our Business and Growth Strategy and is designed to support operational flexibility while minimizing exposure to third-party custody and counterparty risks.

Role of Digital Assets in Ongoing Operations

Management believes that the active deployment of digital assets across blockchain infrastructure and DeFi activities is a core differentiator of the Company’s operating model. As the Company continues to scale Builder+ operations and expand Imperium, digital assets are expected to remain central to the Company’s treasury strategy and overall business performance.

Known Trends, Market Conditions, and Uncertainties

BTCS operates in blockchain infrastructure and decentralized finance (DeFi) markets that are characterized by rapid technological change, evolving market structures, and significant variability in economic outcomes. The Company’s operating results and financial condition are influenced by a number of known trends, market conditions, and uncertainties, many of which are interrelated.

Digital Asset Market Volatility

The market prices of digital assets, particularly ETH, are subject to significant volatility driven by a variety of factors, including macroeconomic conditions, investor sentiment, regulatory developments, technological changes, and activity within decentralized ecosystems. Because ETH is a core operating asset for the Company, fluctuations in its market price may significantly affect the value of the Company’s digital asset holdings, reported results, and liquidity.

While management actively deploys ETH to support revenue generation and operational activities, changes in ETH prices may impact period-to-period financial results independent of underlying operating performance.

Blockchain Network and Protocol Dynamics

The Company’s infrastructure and DeFi activities depend on the continued operation and adoption of the Ethereum network and related protocols. Changes to network protocols, including updates to consensus mechanisms, transaction fee structures, validator economics, or block-building dynamics, may materially and adversely affect the profitability, scalability, and economics of the Company’s operations. The Company has no control over such protocol changes and may have limited ability to adapt its operations in response.

In addition, transaction volumes, network congestion, and user activity levels can influence execution-layer rewards, block-building opportunities, and validator returns. These factors may vary significantly over time and are entirely outside the Company’s control.

Block Building Market Conditions

Block building is a competitive and evolving segment of the Ethereum ecosystem. Builder+ performance is influenced by access to transaction flow, infrastructure efficiency, latency, competition among Builders, and Validator participation patterns. As transaction execution markets mature, competitive dynamics may change, and margins may fluctuate as participants optimize strategies or new entrants emerge.

Management continues to invest in technology, infrastructure optimization, and business development initiatives to adapt to these evolving conditions, but there can be no assurance that current market conditions will persist or that such investments will yield positive returns or competitive advantages.

Decentralized Finance Revenue Variability

Revenues generated through Imperium’s DeFi activities are inherently variable and depend on protocol utilization, prevailing fee rates, liquidity conditions, and market demand for decentralized financial services. DeFi rewards may compress or fluctuate over time as capital flows into or out of protocols, new products are introduced, or risk parameters are adjusted.

In addition, DeFi participation exposes the Company to protocol-specific risks, including smart contract vulnerabilities, governance decisions, and liquidity constraints, which may affect returns or result in losses.

Regulatory Environment

The regulatory landscape for digital assets and blockchain-based activities continues to evolve in the United States and internationally, including in Nevada where the Company is organized. Changes in federal or state laws, regulations, or regulatory interpretations (including those promulgated by the SEC, CFTC, FinCEN, or state regulators) could materially affect the Company’s operations, access to capital, ability to participate in certain activities, or compliance obligations. The Company may be or may become subject to registration, licensing, reporting, or other compliance requirements at the federal, state, or international level, which could impose significant costs and operational constraints on the Company. While management monitors regulatory developments and seeks to adapt its operating model accordingly, regulatory outcomes remain uncertain and may result in material adverse effects on the Company’s business, financial condition, and results of operations.

Implications for Operating Performance

Management believes that these trends and uncertainties are inherent to operating in blockchain infrastructure and DeFi markets. The Company seeks to manage these dynamics through disciplined capital allocation, active asset deployment, diversification of operating activities, and ongoing evaluation of market conditions. However, the impact of these factors on future operating results and financial condition may be material.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table reflect our operating results for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,		$ Change	% Change
	2025	2024	2025	2025

Revenues
Blockchain infrastructure revenues	$15,177,667	$4,073,518	$11,104,149	273%
DeFi revenues	1,313,917	-	1,313,917	100%
Total revenues	16,491,584	4,073,518	12,418,066	305%

Cost of revenues
Blockchain infrastructure costs	14,469,354	3,127,509	11,341,845	363%
DeFi costs	12,300	-	12,300	100%
Total cost of revenues	14,481,654	3,127,509	11,354,145	363%

Gross profit	2,009,930	946,009	1,063,921	112%

Operating expenses:
Professional fees	1,657,024	645,143	$1,011,881	157%
General and administrative	1,562,940	1,027,133	535,807	52%
Research and development	679,434	755,813	(76,379)	(10)%
Compensation and related expenses	3,502,872	6,598,348	(3,095,476)	(47)%
Marketing	602,456	80,993	521,463	644%
Realized losses on digital asset transactions	8,184,469	767,375	7,417,094	967%
Unrealized loss (gain) on digital assets	15,713,307	(7,683,772)	23,397,079	(304)%
Total operating expenses	31,902,502	2,191,033	29,711,469	1,356%

Other income (expenses):
Interest expense	(3,517,671)	-	(3,517,671)	100%
Change in fair value of warrant liabilities	267,900	(54,150)	322,050	(595)%
Impairment loss on non-fungible tokens	(149,566)	-	(149,566)	100%
Loss on settlement of dividend payable	(52,793)	-	(52,793)	100%
Loss on extinguishment of debt	(8,731)	-	(8,731)	100%
Other income	-	28,000	(28,000)	(100)%
Total other income (expenses)	(3,460,861)	(26,150)	(3,434,711)	13,135%

Net loss	$(33,353,433)	$(1,271,174)	$(32,082,259)	2,524%

Revenues

Revenue for Fiscal 2025 increased significantly compared to Fiscal 2024, primarily due to the continued expansion of our Builder+ operations, which focus on block-building activities across the Ethereum and Binance Smart Chain (BSC) networks, and the addition of Imperium DeFi activities during the period.

During Fiscal 2025, Builder+ operations accounted for approximately 80% of total revenue, NodeOps contributed approximately 12%, and Imperium DeFi revenue represented the remaining 8%. The year-over-year increase reflects the scaling of Builder+ operations and the commencement of block building on BSC, which together resulted in a substantial increase in block rewards earned during the period. Increases in NodeOps and Imperium revenues were supported by the deployment of additional digital assets acquired through capital-raising activities during Fiscal 2025.

While we anticipate continued growth across Builder+, NodeOps, and Imperium as we expand block-building, staking, and DeFi activities, the fair value of rewards may fluctuate due to the inherent volatility of digital assets markets. Accordingly, revenue recognized in future periods may be materially affected by changes in the market prices of the underlying digital assets at the time of reward receipt or recognition.

Cost of Revenues

Cost of revenues for Fiscal 2025 increased compared Fiscal 2024, primarily due to higher validator payments (“Validator Payments”) made to external parties to secure block space as part of our Builder+ block-building activities. The increase also reflects higher blockchain infrastructure and network operation costs associated with the expansion of block-building and DeFi activities. These higher costs were partially offset by efficiencies realized within our validating infrastructure, including lower hosting fees and reduced reliance on third-party service providers.

Although revenue increased year over year due to the scaling of Builder+ operations and the addition of Imperium activities, cost of revenues increased at a faster rate than revenues, reflecting higher Validator Payments and infrastructure costs associated with expanded block-building activity. As a result, gross margins remain sensitive to validator economics, execution-layer reward dynamics, and broader crypto market conditions.

We expect cost of revenues to continue to rise in line with the scaling of Builder+ and DeFi operations. Gross margins may fluctuate depending on the level of Validator Payments required to secure block inclusion and on broader crypto market conditions that influence block reward values.

Operating Expenses

Professional fees

Professional fees for Fiscal 2025 increased compared to Fiscal 2024, primarily due to higher legal and accounting costs associated with the Company’s new Form S-3 registration statement and the expansion of its ATM program during Fiscal 2025. The increase also reflects higher investor relations expenses.

We expect professional fees to decrease in Fiscal 2026, as the Fiscal 2025 fees related to the S-3 filing and ATM program are non-recurring. Investor relations expenses may continue to fluctuate based on timing, opportunities, and the scope of shareholder engagement initiatives.

General and Administrative Expenses

General and administrative expenses for Fiscal 2025 increased compared to Fiscal 2024, primarily due to higher payments for order flow incurred in connection with supporting the Company’s expanding Builder+ block-building activities, as well as SEC filing fees associated with the filing of the new Form S-3 registration statement. These increases were partially offset by continued discipline in overall administrative spending.

We expect general and administrative expenses to fluctuate based on operational growth, regulatory filing activity, and the level of block-building and order flow support required as operations continue to scale.

Research and Development Expenses

Research and development expenses for Fiscal 2025 decreased compared to Fiscal 2024, primarily due to the completion and wind-down of development activities related to legacy technology platforms, including StakeSeeker in 2024 and ChainQ in 2025, and the transition of certain Builder+ initiatives from development into routine, revenue-generating operations. During 2025, research and development activities were more limited and consisted primarily of feasibility assessments, testing, and evaluation of blockchain infrastructure enhancements and decentralized finance initiatives, resulting in lower overall R&D spending compared to the prior year.

Research and development expenses may fluctuate in future periods based on the scope and timing of exploratory initiatives and infrastructure enhancements.

Compensation and Related Expenses

Compensation and related expenses for Fiscal 2025 decreased compared to Fiscal 2024, primarily due to the timing of performance-based bonus accruals and a reduction in stock-based compensation expense resulting from the forfeiture of unvested restricted stock following certain executive transitions earlier in the year. On a year-to-date basis, compensation expenses remained relatively consistent, reflecting continued salary and benefits costs associated with core personnel and estimated accruals for performance-based incentives.

The Company continues to utilize equity-based compensation as a key component of its total rewards strategy to align employee incentives with long-term shareholder value. We expect total compensation costs to fluctuate based on headcount changes, the timing of performance-based accruals, and the issuance or forfeiture of equity awards.

Marketing Costs

Marketing expenses for Fiscal 2025 increased compared to Fiscal 2024, primarily due to expanded advertising campaigns and activities aimed at enhancing brand visibility and supporting business development initiatives. Marketing spend is expected to remain at or above current levels as the Company continues to pursue strategic growth and community engagement efforts.

Realized Losses on Digital Assets Transactions

Realized losses on digital assets transactions for Fiscal 2025 increased compared to Fiscal 2024, primarily due to the sale of non-core, non-ETH digital assets that had previously carried unrealized losses. These transactions were executed as part of a broader effort to reallocate resources toward core staking and block-building operations. Future realized gains or losses will depend on the timing and market conditions of any additional digital asset sales.

Overall Operating Expense Trend

Total operating expenses for Fiscal 2025 increased compared to Fiscal 2024, reflecting the continued scaling of the Company’s blockchain infrastructure and DeFi operations, including higher costs associated with block-building activities, personnel, and public company compliance. Operating expenses for the current year also included unrealized losses on digital assets, reflecting changes in the fair value of ETH and other digital assets held and deployed in the Company’s operations.

While management continues to focus on disciplined expense management, operating expenses may fluctuate significantly from period to period due to changes in digital asset prices, non-cash compensation expense, and the level of infrastructure and DeFi activity required to support the Company’s operating strategy.

Other Income (Expenses)

Interest Expense

Interest expense for Fiscal 2025 increased compared to Fiscal 2024, primarily due to interest accrued on decentralized borrowings through Aave and other DeFi lending protocols, as well as interest and amortization expense related to the Company’s May 2025 and July 2025 Senior Secured Convertible Notes (the “Notes”). This includes both cash interest paid and the amortization of debt discount over the term of the Notes.

We expect interest expense to rise in future periods as a result of ongoing utilization of DeFi borrowings and the full-term amortization of outstanding convertible notes.

Unrealized Loss (Gain) on Digital Assets

The Company recognized significant unrealized losses in the fair value of its digital asset holdings for Fiscal 2025, compared to unrealized gains for Fiscal 2024. The change was primarily driven by declines in the market prices of Ethereum and other digital assets held by the Company during the latter portion of the year, reflecting the inherent volatility of digital asset markets, which may continue to materially affect the reported fair value of digital assets in future periods.

Change in Fair Value of Warrant Liabilities

The Company recognized a non-cash gain resulting from the change in the fair value of warrant liabilities for Fiscal 2025, compared to a loss for Fiscal 2024. The change was primarily attributable to movements in the Company’s stock price and related volatility during the period. Because these warrant liabilities are remeasured at fair value each reporting date, future gains or losses will depend on changes in the Company’s share price and other valuation inputs.

Impairment loss on non-fungible tokens

For Fiscal 2025, the Company recorded an impairment loss on non-fungible tokens (“NFTs”). The loss reflects a decline in the estimated fair value of the Company’s NFTs below their carrying value during the period. The Company does not currently anticipate significant NFT-related activity as part of its ongoing operations.

Loss on settlement of dividend payable

For Fiscal 2025, the Company recorded a loss on settlement of dividend payable related to the settlement of a special dividend distributed in Ethereum. The loss reflects changes in the fair value of Ethereum between the date the dividend payable was recorded and the date the dividend was settled. The Company does not currently anticipate declaring similar digital asset dividends on a recurring basis.

Loss on Extinguishment of Debt

The Company recorded a loss on extinguishment of debt for Fiscal 2025 related to on-chain debt swaps executed through decentralized finance (DeFi) lending protocols. Future gains or losses from such transactions may vary depending on the timing and structure of debt refinancings or restructurings undertaken within DeFi platforms.

Overall Other Income (Expense) Impact

Total other income (expenses), net, reflected a net expense for both the years ended Fiscal 2025 and 2024. The net expense for 2025 was primarily driven by interest expense incurred in connection with DeFi borrowings and outstanding convertible notes, partially offset by non-cash gains from the remeasurement of warrant liabilities. Other income (expenses) in 2024 were comparatively lower, reflecting the absence of similar interest-bearing obligations during that period.

Net Loss

Net loss for Fiscal 2025 increased compared to Fiscal 2024 primarily due to unrealized losses on the fair value of the Company’s digital asset holdings resulting from declines in digital asset market prices during the year, as well as realized losses associated with the sale of non-core, non-Ethereum digital assets as part of the Company’s strategic realignment. These items were non-cash in nature, except for realized losses on asset sales.

Net loss was also affected by higher interest expense related to decentralized finance borrowings and convertible notes, as well as changes in the fair value of warrant liabilities. These impacts were partially offset by increased revenues from blockchain infrastructure operations, including Builder+ and NodeOps activities. The Company’s results of operations may continue to fluctuate materially from period to period due to digital asset price volatility, financing activities, and changes in valuation-related items.

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

From September 14, 2021 through March 22, 2026, the Company sold a total of 32,762,523 shares of common stock under the ATM Agreement for aggregate total gross proceeds of approximately $163,597,000 at an average selling price of $4.99 per share, resulting in net proceeds of approximately $158,539,000 after deducting commissions and other transaction costs.

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

From September 11, 2025 through March 22, 2026, the Company repurchased and retired 888,677 shares of our common stock for an aggregate purchase price of approximately $4,000,000. The repurchases were funded from available cash on hand and are presented as a financing cash outflow in our statement of cash flows. All repurchased shares were immediately retired and are no longer considered issued or outstanding. As of March 22, 2026, approximately $46,000,000 remained available for repurchases under the authorization.

The Company expects that any future repurchases will be subject to our liquidity position, prevailing market conditions, and other capital allocation priorities, including funding of operations and strategic initiatives.

DeFi Borrowing

From January 1, 2025 through March 22, 2026, the Company borrowed an aggregate of approximately $123,477,000 in stablecoins, primarily USDT and GHO, through Aave, a DeFi lending protocol, using ETH as collateral, and repaid approximately $79,669,000 during the same period. These borrowings included transactions executed in connection with on-chain debt refinancing activities. As of March 22, 2026, the Company had approximately $43,965,000 in outstanding DeFi borrowings, inclusive of accrued interest, collateralized by approximately 49,949 ETH with an aggregate fair market value of $103,000,000, based on the closing price of $2,062 per ETH on that date. Because these borrowings are overcollateralized, declines in the market price of ETH could require the Company to post additional collateral or repay a portion of the borrowings to maintain required collateralization levels under the Aave protocol. Management monitors the collateral value and associated loan health factors on an ongoing basis and may add collateral or reduce borrowings in response to significant market movements.

Borrowings through Aave accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market utilization. ETH collateral posted to Aave simultaneously accrues variable interest at rates that fluctuate based on the same market factors. These rates are determined algorithmically by the protocol based on market conditions and are publicly available through on-chain protocol data. As a result, the Company’s net cost of capital may vary depending on prevailing protocol-level conditions. The Company has no control over these rate adjustments and is subject to the risk of significant rate increases. As of March 22, 2026, the Company had outstanding borrowings denominated in USDT and GHO, with variable borrowing rates on the Aave protocol applicable to those borrowings of approximately 3.04% and 3.05% per annum, respectively.

Borrowings through DeFi protocols are subject to risks not present in traditional financing arrangements, including collateral liquidation risk, protocol governance changes, smart contract vulnerabilities, manipulation risk, market volatility affecting collateral values, and the absence of traditional legal recourse or bankruptcy protections. Management actively monitors collateralization ratios and protocol conditions and may reduce or repay borrowings in response to market movements or changes in risk tolerance. As of March 22, 2026, the Company has not experienced any full or partial liquidation events related to its DeFi borrowings.

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

The Company used the proceeds from both offerings primarily to accelerate the accumulation of ETH, expand operational capacity, and support the continued expansion of its blockchain infrastructure operations. The notes from the May and July 2025 offerings are secured by all of the Company’s assets as collateral, except for Ethereum deposited as collateral for USDT borrowings on Aave and certain other exclusions.

Dividends and Capital Distributions

During fiscal year 2025, the Company utilized a combination of cash and digital asset distributions as part of its capital allocation strategy.

In August 2025, the Board approved a special dividend of $0.05 per share on the Company’s common stock and Series V Preferred Stock. Holders of common stock were permitted to elect to receive the dividend in either cash or ETH, while holders of Series V Preferred Stock received the dividend solely in cash. The dividend was paid in October 2025 through aggregate cash payments of approximately $2,680,000 and distributions of ETH to common stockholders who elected to receive ETH. The cash portion of the dividend was funded from existing cash balances, while the ETH distributions were settled using digital assets held by the Company.

In addition, the Board authorized a one-time loyalty payment of $0.35 per share, payable solely in ETH, to eligible holders of common stock who satisfied specified opt-in and share-holding requirements. The loyalty payment was designed to reward long-term stockholders and was settled in February 2026 through the distribution of ETH. Because the loyalty payment was settled in digital assets, it did not require the use of incremental cash resources at the time of payment, although it reduced the Company’s digital asset holdings available for operational use and staking activities.

As of December 31, 2025, the Company did not have any recorded dividend payables or other obligations related to these distributions. The Company does not currently anticipate declaring regular cash or digital asset dividends, and the declaration of future dividends or other capital distributions, if any, will depend on the Company’s financial condition, results of operations, liquidity position, capital requirements, and other factors considered by the Board.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and settlement of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2025, the Company had approximately $1,526,000 of cash and cash equivalents and working capital of approximately $150,645,000.

As of March 22, 2026, the Company had approximately $7,498,000 of cash and stablecoins and the fair market value of the Company’s liquid digital assets was approximately $118,951,000.

As of March 22, 2026, the Company had total debt obligations of approximately $61,826,000, consisting of approximately $43,965,000 under its lending arrangement with Aave Protocol and approximately $17,861,000 convertible notes payable.

The Company believes that its existing cash and digital assets, together with the proceeds from recent convertible note financings and access to capital through its ATM Agreement, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures, strategic initiatives, and contractual obligations for at least the next twelve months from the filing date of this report. This assessment is based on current market conditions, regulatory environment, and management’s operational plans, all of which remain subject to change.

Certain digital assets may be subject to protocol-defined unstaking or withdrawal periods, which could limit the Company’s ability to rapidly convert those assets to cash. As of March 22, 2026, unstaking periods for the Company’s staked digital assets generally ranged from several hours to seven days, though such periods may change based on protocol upgrades or network conditions. Market volatility, network congestion, or regulatory developments could further restrict liquidity or adversely affect realized prices.

Cash Flows

Cash Used in Operating Activities

Cash used in operating activities was approximately $9,784,000 for Fiscal 2025, compared to approximately $3,530,000 for Fiscal 2024. The increase reflects the Company’s expanded operating activity during the period, including the scaling of Builder+ block-building activities and the introduction of Imperium DeFi operations, as well as changes in working capital associated with the growth of the business.

Operating cash flows are significantly influenced by non-cash items associated with the Company’s blockchain operating model, particularly digital asset-denominated revenues, Validator Payments, and fair value adjustments to digital assets. Although revenues are earned in digital assets, these assets are typically retained to support staking, block-building, and DeFi activities rather than immediately converted into cash, which may cause operating cash flows to differ significantly from reported revenues.

Significant non-cash adjustments impacting operating cash flows included:

●	Digital asset-denominated revenues of approximately $16,480,000 earned from blockchain infrastructure and DeFi activities, which increased net income but did not result in operating cash inflows.
●	Validator Payments of approximately $14,300,000 made in native digital tokens to external validators as part of Builder+ block-building activities.
●	Realized losses on digital asset transactions of approximately $8,184,000, primarily from the sale of non-Ethereum digital asset holdings.
●	A non-cash adjustment of approximately $15,713,000 related to unrealized losses from the fair value measurement of digital assets, particularly Ethereum.
●	Stock-based compensation expense of approximately $657,000, primarily reflecting the issuance and ongoing amortization of equity-based awards to employees, including performance-based grants.
●	Amortization of debt discount and issuance costs of approximately $1,497,000 related to the outstanding convertible notes.

As Builder+ and Imperium operations continue to scale, we expect non-cash adjustments such as digital asset-denominated revenues, Validator Payments, and fair value changes in digital assets to may continue to have a significant effect on reported operating cash flows. The magnitude and direction of these effects will depend on market conditions and the timing of digital asset-related transactions.

Cash Used in Investing Activities

Net cash used in investing activities was approximately $197,497,000 during Fiscal 2025, compared to net cash provided by investing activities of approximately $2,632,000 in the Fiscal 2024. The 2025 activity primarily reflects the purchase of approximately $201,348,000 of digital assets, primarily ETH, to support scaling of Validator (NodeOps) and DeFi (Imperium) operations.

Investing cash outflows also included $500,000 of investments in three private blockchain-based technology companies during Fiscal 2025, partially offset by proceeds of approximately $4,362,000 from sales of non-core productive digital assets as we continue to streamline operations.

Cash Provided by Financing Activities

Cash provided by financing activities was approximately $206,830,000 during Fiscal 2025, compared to approximately $6,682,000 in the 2024 Period. Financing inflows during Fiscal 2025 were primarily driven by:

●	Net proceeds of approximately $135,161,000 from common stock sales under the Company’s ATM equity program.
●	Net proceeds of approximately $16,844,000 from the May and July 2025 issuances of senior secured convertible notes and related five-year warrants
●	Net proceeds from borrowings of approximately $61,500,000 in stablecoins via Aave, a decentralized finance (DeFi) lending protocol.

The Company also paid approximately $4,000,000 for share repurchases of the Company’s common stock, cash dividends of approximately $2,680,000, ETH dividends of approximately $496,000 and debt issuance costs of approximately $131,000 during Fiscal 2025.

We anticipate future financing activity may include additional DeFi borrowings and capital raised through the ATM program or through other financing instruments, as we continue to scale blockchain infrastructure and DeFi operations, enhance liquidity, and accumulate ETH in support of long-term growth.

Off Balance Sheet Transactions

As of December 31, 2025, there were no off-balance sheet arrangements, and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. These estimates and assumptions are based on management’s experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates.

Management believes that the following accounting policies and estimates are critical to the understanding of the Company’s financial condition and results of operations because they involve significant judgment, are inherently subjective, and could have a material impact on the Company’s financial statements.

Accounting for Digital Assets and Fair Value Measurement

Digital assets, primarily Ethereum, represent a significant portion of the Company’s assets and are central to the Company’s operating model. The Company accounts for its digital assets as indefinite-lived intangible assets under ASC 350-60 and measures them at fair value in accordance with ASC 820.

Fair value represents the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. The Company determines fair value using observable market prices and assumes that its digital assets are sold in their principal market or, in the absence of a principal market, the most advantageous market to which it has access.

Changes in the fair value of digital assets are recorded in the statements of operations and may result in significant unrealized gains or losses during a reporting period. Because digital asset markets are subject to significant volatility, changes in market prices may materially affect the Company’s reported financial position, results of operations, and liquidity. As a result, the Company’s reported operating results may fluctuate significantly from period to period due to changes in digital asset prices, even when underlying operating activity is relatively consistent.

Classification and Liquidity of Digital Assets

The Company deploys digital assets across staking and DeFi activities as part of its operations. Digital assets are presented as current assets unless they are subject to protocol-imposed restrictions exceeding twelve months. Staked digital assets are classified as non-current if their lock-up periods extend beyond one year.

The majority of the Company’s digital assets are deployed either in staking arrangements with average lock-up periods of less than seven days or in DeFi arrangements that permit redemption on a near-immediate basis. Accordingly, these assets are classified as current because management expects they may be used to support operations or liquidity needs within the normal operating cycle.

These classifications require management judgment and are subject to change based on protocol rules, network conditions, and market liquidity.

Revenue Recognition from Blockchain Infrastructure and DeFi Activities

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The Company’s revenues are generated from blockchain-based operations and comprise staking rewards earned from validator node operations, execution-layer transaction fees and rewards earned from block-building activities, and protocol-driven rewards earned from participation in DeFi protocols.

Substantially all revenue is earned and settled in native digital assets, which represent non-cash consideration measured at fair value on the date earned. Revenue is recognized when the Company satisfies its performance obligations, which generally occurs when validation activities are completed, blocks are successfully finalized on-chain, or DeFi rewards are earned and accrue to the Company.

Because revenues are earned in digital assets and measured at fair value at the time earned, reported revenues may fluctuate significantly from period to period due to changes in network activity, protocol mechanics, and digital asset market prices. In addition, because revenue recognition is based on blockchain protocol rules and on-chain activity, management must apply judgment in evaluating the timing of when rewards are earned and available for transfer.

DeFi Arrangements and Collateralized Borrowings

The Company participates in DeFi arrangements, including lending and borrowing activities conducted through decentralized protocols such as Aave. When the Company supplies ETH into DeFi protocols, the ETH may serve as collateral supporting on-chain borrowing activities.

Borrowings through DeFi protocols accrue interest at variable rates determined by on-chain smart contracts, which adjust dynamically based on protocol liquidity and market utilization. The Company is subject to collateral liquidation risk if the value of collateral declines relative to outstanding borrowings. For example, as a result of the drop in the price of ETH, in February 2026, BTCS sold approximately 10,000 ETH for total net proceeds of $18.7 million, and used net proceeds to repay outstanding principal indebtedness on Aave.

Management actively monitors collateralization ratios, protocol conditions, and market movements and may reduce or repay borrowings in response to changes in market conditions or risk tolerance. These arrangements require judgment in evaluating liquidity, collateral sufficiency, and the timing and classification of related interest expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Stock-based compensation expense is measured at fair value on the grant date and recognized over the requisite service period.

The estimation of fair value for stock options and market-based restricted stock units requires management to make assumptions regarding expected volatility, expected term, risk-free interest rates, and other inputs. These assumptions are based on historical data and management judgment and involve inherent uncertainties.

Changes in assumptions, forfeiture rates, or the Company’s stock price may materially affect the amount of stock-based compensation expense recognized in a given period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Summary of Significant Accounting Policies to the financial statements for a discussion of recent accounting standards and pronouncements.

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

RISK FACTORS

ITEM 1A. RISK FACTORS

The following risk factors should be considered, together with all other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. If any of the risks described below occur, our business, financial condition, results of operations, cash flows, and prospects could be materially adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The principal risks we face include, among others, the following:

●	Our business model is evolving and depends on our ability to operate and scale blockchain infrastructure and DeFi activities efficiently and profitably.

●	Our operating results, liquidity, and financial condition are materially impacted by the price volatility of Ethereum (“ETH”) and other digital assets.

●	Our operations depend on the continued adoption, functionality, and economics of the Ethereum network and related protocols, and changes to protocol rules, market structure, or participant behavior could materially adversely affect us.

●	Our block-building operations depend on highly competitive transaction execution markets, including proposer-builder separation (“PBS”), MEV relay ecosystems, and access to transaction flow, and changes in these markets could materially adversely affect our results.

●	Our DeFi activities, including ETH-backed borrowing and liquidity deployment, expose us to smart contract risks, protocol governance risks, liquidity risks, and potential liquidation events that could result in significant losses.

●	We rely on third-party infrastructure providers, decentralized protocols, and other ecosystem participants, and disruptions, failures, or regulatory actions affecting these third parties could materially adversely affect our business.

●	Our operations depend on access to banking services and financial infrastructure, and disruptions to these relationships could materially adversely affect our business.

●	The regulatory landscape for digital assets, blockchain infrastructure, DeFi, and related activities is rapidly evolving, and regulatory developments or enforcement actions could materially adversely affect our business.

●	We may be subject to cybersecurity incidents, digital asset theft, loss of private keys, and other security risks, and we do not maintain insurance covering losses of digital assets.

●	We depend on key personnel, and the loss of services of our executive officers or other highly skilled employees could materially harm our business.

●	Our stock price has been and may continue to be volatile, and investors may experience substantial losses.

Risks Related to Our Business Model, Strategy, and Operating Environment

We operate in a rapidly evolving industry, and our business model and strategy may not be successful.

BTCS operates in blockchain infrastructure and decentralized finance (“DeFi”) markets that are characterized by rapid technological change, evolving market structures, shifting participant behavior, and significant market volatility. Our business model depends on our ability to operate and scale revenue-generating blockchain infrastructure activities, including validator node operations and block building, and to deploy digital assets into DeFi protocols. There can be no assurance that our operating model will continue to generate revenue at levels consistent with our expectations or that we will be able to achieve or maintain profitability.

Our results of operations may be materially affected by changes in Ethereum network activity, transaction fee dynamics, block-building market structure, protocol economics, competition, regulatory developments, and broader market conditions. We may also be required to invest significant resources in technology, security, compliance, and personnel to remain competitive.

Our business is highly dependent on Ethereum, and our concentration in ETH exposes us to significant risks that could materially adversely affect our business, financial condition, and results of operations.

A substantial portion of our operations are conducted on the Ethereum network, including validator node operations, block building, and DeFi activities, and we hold a substantial majority of our digital assets in ETH. Our financial condition, liquidity, and results of operations are materially dependent on the market price of ETH and the continued adoption and development of the Ethereum ecosystem. Our future performance depends in significant part on the continued adoption, use, and development of Ethereum, including its ability to scale transaction throughput, maintain network security and decentralization, support decentralized applications, attract and retain developers, and sustain user and institutional adoption. Ethereum is an open-source, decentralized network that is not controlled by any single entity, and its development and governance are conducted through a community-driven process. We have no ability to control the direction, pace, or outcome of Ethereum’s development, and changes to the Ethereum protocol or ecosystem may be implemented without our input or consent.

The Ethereum network faces competition from other blockchain networks, including established networks and emerging technologies. Competing networks may offer faster transaction speeds, lower fees, different security models, or other features that attract users, developers, and capital away from Ethereum. If Ethereum fails to maintain its competitive position, loses market share to competing networks, or experiences a sustained decline in developer activity, transaction volume, or total value locked in DeFi protocols, the economic value of our Ethereum-based operations could be materially reduced. In addition, the emergence of new technologies, such as alternative consensus mechanisms, cross-chain interoperability solutions, or entirely new blockchain architectures, could reduce the relevance or utility of Ethereum over time.

ETH has historically experienced significant price volatility and may continue to do so in the future. A sustained decline in the price of ETH, increased volatility, reduced liquidity, or adverse market sentiment could materially reduce the value of our digital asset holdings, impair our ability to raise capital, reduce revenue from our operations, and adversely affect our liquidity and ability to fund operations. In addition, adverse developments specific to Ethereum, including protocol changes, security incidents, reduced network activity, increased competition from other networks, regulatory actions, or changes in transaction execution markets, could materially adversely affect the profitability and scalability of our operations. Any decline in Ethereum adoption, transaction activity, network security, developer engagement, or ecosystem growth could reduce the economic value of block building, validator rewards, and DeFi opportunities. Because we have concentrated our operations on the Ethereum network, and hold a substantial majority of our digital assets in ETH, we may be less able to adapt to adverse developments affecting Ethereum than competitors with more diversified blockchain infrastructure operations, or digital asset holdings, and any sustained deterioration in the Ethereum ecosystem could have a disproportionate impact on our business.

We may not be able to successfully execute our strategy to scale our blockchain infrastructure operations and DeFi activities.

Our growth strategy includes expanding our Builder+ block building operations, maintaining and optimizing our validator node operations, and increasing digital asset deployments through Imperium. This strategy requires significant operational execution, infrastructure scaling, ongoing technology development, and disciplined capital allocation.

If we are unable to execute this strategy, including by failing to scale efficiently, manage risks, secure access to transaction flow, or deploy capital effectively, our revenues and profitability could be materially adversely affected.

We may be required to sell digital assets to fund operations, meet obligations, or respond to market conditions, which could result in realized losses and adversely affect our financial condition and results of operations.

We may, from time to time, sell digital assets to fund operations, meet obligations, manage liquidity, satisfy margin or collateral requirements, repay borrowings, or respond to adverse market conditions. We do not have a formal policy governing the timing, amount, or circumstances of digital asset sales, and such decisions are made by management based on operational needs, market conditions, and other factors. If we sell digital assets during periods of unfavorable market conditions or declining prices, we may incur realized losses that could materially reduce our net income or increase our net loss. In addition, sales of digital assets reduce the amount of assets available to support our revenue-generating activities, including staking, block building, and DeFi deployments, which could reduce future revenues.

We may also be required to sell digital assets at inopportune times to meet financial obligations, including obligations under our Senior Convertible Notes or DeFi borrowing arrangements. For example, if we experience a liquidity shortfall, a DeFi liquidation event, or an acceleration of amounts owed under our Senior Convertible Notes, we may be forced to sell digital assets rapidly and at unfavorable prices to satisfy such obligations. Forced sales during periods of market stress could result in significant realized losses and could further impair our liquidity and financial condition.

Digital asset market disruptions, exchange failures, or loss of liquidity could impair our ability to access or convert digital assets.

Digital asset markets may experience disruptions, reduced liquidity, operational failures, or insolvencies of centralized exchanges or other market participants. Such events could limit our ability to convert digital assets into cash or stablecoins, impair our ability to manage collateral, and materially adversely affect our liquidity.

Risks Related to Validator Node Operations (NodeOps)

Our validator node operations, including operations through pooled staking protocols, depend on reliable infrastructure, may be subject to reduced rewards, penalties, or slashing.

Validator node operations require continuous uptime, accurate performance, and secure infrastructure. If our validator nodes fail to perform properly due to software errors, misconfiguration, infrastructure outages, cybersecurity incidents, or other disruptions, we may earn reduced staking rewards and could be subject to penalties or slashing.

Slashing is a protocol-level penalty mechanism that can result in the loss of a portion of staked ETH. Any slashing event could result in a loss of digital assets and harm our business and reputation.

Risks related to our validator node operations through pooled staking protocols such as Rocket Pool could adversely affect our business, results of operations, and financial condition.

A portion of our validator node operations are conducted through pooled staking protocols, including Rocket Pool, where we contribute a portion of the ETH required to activate a validator and the remaining ETH is provided through protocol smart contracts funded by third-party participants. This operating structure exposes us to additional risks beyond traditional self-funded validator operations, including risks associated with smart contract performance, protocol design, and the actions of third-party participants.

If Rocket Pool or similar protocols experience smart contract vulnerabilities, governance changes, operational failures, liquidity constraints, or other disruptions, our ability to operate validator nodes, earn staking rewards, or access staked ETH may be adversely impacted. Changes to protocol parameters, incentive structures, or validator selection mechanics could reduce the profitability of these operations or increase the risks associated with participation. Because these protocols operate through autonomous smart contracts and decentralized governance, we may have limited ability to influence outcomes or mitigate losses in the event of protocol failure.

Changes to Ethereum staking economics, validator requirements, or protocol rules could reduce our staking revenues.

Ethereum protocol upgrades or changes may affect staking reward rates, validator requirements, penalties, withdrawal mechanics, minimum staking amounts, or other economic factors. The Ethereum community and core developers periodically implement protocol upgrades through a governance process that we do not control. Such changes could reduce the profitability of our validator operations, increase operational complexity, require additional capital investment, or materially adversely affect our results. In addition, future protocol changes could alter the competitive dynamics among validators or introduce new requirements that favor certain types of participants over others.

Staked ETH may be subject to withdrawal delays or other constraints that could adversely affect liquidity.

ETH staked in validator operations may be subject to protocol-level withdrawal queues, exit delays, or other technical constraints. During periods of network congestion or market stress, we may be unable to withdraw staked ETH in a timely manner, which could adversely affect liquidity and our ability to respond to market conditions.

Risks Related to Block Building (Builder+), MEV, and Transaction Execution

Our Builder+ revenues depend on highly competitive and rapidly evolving transaction execution markets.

Block building is a highly competitive activity where builders compete to assemble and submit optimized blocks. Our ability to earn revenue through Builder+ depends on our technology, infrastructure performance, latency, algorithm optimization, and our ability to consistently construct blocks selected by validators. The block-building market is characterized by rapid technological change, and competitors may deploy advanced algorithms, artificial intelligence, machine learning, or other technologies that improve their competitive position relative to ours. If we are unable to keep pace with technological developments or maintain competitive infrastructure performance, our block inclusion rates and revenues could decline.

Competitive dynamics may change rapidly, and we may be unable to maintain or improve our position. Increased competition may reduce margins, reduce block inclusion rates, or require increased payments to validators or other participants.

Our Builder+ operations depend on the continued functioning and adoption of the broader block-building and MEV relay ecosystem, and disruptions to that ecosystem could materially reduce our revenues.

Our block-building operations depend on the continued functioning of Ethereum’s proposer-builder separation (PBS) architecture and the related ecosystem of relays, validators, and transaction sources. The builder ecosystem is highly competitive and relies on third-party participants, including relays and validators, to transmit blocks and include them on-chain.

If relays, validators, or other critical participants modify their policies, restrict access, experience outages, impose additional requirements, or discontinue support for certain builders, our ability to deliver blocks competitively and generate execution-layer rewards may be adversely affected. In addition, changes in Ethereum protocol rules, validator behavior, relay concentration, or market structure could change the economics of block building or limit the effectiveness of our strategies.

Because block building is a rapidly evolving market, the continued viability of our Builder+ operations depends in part on factors outside of our control, and adverse developments could materially reduce revenues and operating results.

Changes to the Ethereum protocol could adversely affect the economics of our Builder+ operations.

Ethereum’s protocol continues to evolve through periodic upgrades and design changes that may affect transaction execution, block construction, validator behavior, and the distribution of rewards within the network. Future protocol upgrades or changes to Ethereum’s transaction processing or block construction mechanisms could reduce block-building opportunities, alter the availability or distribution of transaction fees and other block-related revenues, or otherwise materially change the economics of our Builder+ operations. Any such changes could adversely affect our revenues and operating results.

Our block-building activities may be subject to reputational risks, regulatory scrutiny, and evolving market norms.

Block building involves determining the order in which transactions are included in a block before submitting it to the network. In some cases, the ordering or selection of transactions may allow builders to capture additional transaction-related value. Certain participants in the blockchain ecosystem view some of these practices as controversial or potentially unfair. As a result, regulators, network participants, or other stakeholders may increase scrutiny of block-building activities or advocate for changes to market practices or protocol rules. If our block-building activities are perceived negatively or become subject to regulatory action or changing industry norms, our reputation, relationships with ecosystem participants, and ability to operate could be adversely affected.

Risks Related to DeFi Operations (Imperium), Smart Contracts, and Protocol Participation

Our participation in DeFi protocols and pooled staking arrangements exposes us to smart contract risk, oracle risk, governance risk, and protocol failure risk, which could result in the loss of digital assets.

Our operations involve deploying digital assets into decentralized finance protocols and pooled staking arrangements that rely on smart contracts to facilitate lending, borrowing, liquidity provision, staking, and other on-chain activities. Smart contracts may contain coding errors, vulnerabilities, or design flaws that could be exploited by malicious actors or result in unintended outcomes. Although we seek to deploy assets only to protocols that have undergone third-party security audits, such audits do not guarantee the absence of vulnerabilities, and previously audited protocols have experienced exploits resulting in significant losses. In addition, DeFi protocols and pooled staking arrangements may be subject to governance decisions, parameter changes, or upgrades that adversely affect revenue, liquidity, or the ability to withdraw assets. We may have limited or no ability to reverse transactions, recover assets, or seek recourse in the event of a smart contract exploit or protocol failure.

DeFi protocols and pooled staking arrangements may also experience oracle failures, liquidity shocks, or cascading liquidations that impair the functioning of the protocol or result in losses. DeFi lending protocols rely on price oracles and automated smart contract mechanisms, and oracle failures, manipulation, or delays could trigger liquidations or mispricing. If a protocol in which we participate experiences a failure, exploit, or other adverse event, we may lose some or all of the digital assets deployed in that protocol, which could materially adversely affect our financial condition and results of operations.

DeFi revenue is variable, may decline, and may not be sustainable.

Revenue generated through DeFi protocols are variable and depend on market conditions, protocol utilization, interest rates, liquidity, and participant behavior. Revenue may decline as additional capital enters protocols, as protocol economics change, or as market demand shifts.

DeFi protocols may change their rules, parameters, or governance decisions in ways that adversely affect our revenue.

Many DeFi protocols are governed by decentralized governance mechanisms. Governance decisions may change protocol parameters, economics, collateral requirements, supported assets, or other features. Such changes could reduce revenue, increase risk, or result in adverse outcomes.

Risks Related to ETH-Backed DeFi Borrowing, Leverage, and Liquidation

Our ETH-backed borrowings through DeFi protocols subject us to liquidation risk and declines in ETH prices or adverse protocol conditions could result in forced liquidations, material losses, and potential defaults under our Senior Convertible Notes.

We have utilized decentralized finance protocols, including Aave, to borrow stablecoins collateralized by ETH. These borrowings are governed by smart contracts that require collateralization levels to be maintained above specified thresholds. Our outstanding borrowings through Aave currently exceed the limited exception provided under the terms of our Senior Secured Convertible Promissory Notes (the “Senior Convertible Notes”) for up to $750,000 of Aave borrowings. If the value of ETH declines, market volatility increases, borrowing rates rise, or protocol-level parameters change, our collateral ratios may deteriorate.

If our collateral ratios fall below required thresholds, the protocol may automatically liquidate a portion of our posted ETH collateral. Such liquidations may occur rapidly and without our consent, potentially at unfavorable prices, and may result in realized losses, reduced ETH holdings, reduced liquidity, or adverse impacts to our ability to operate and scale our business. In addition, periods of extreme market volatility or network congestion may impair our ability to add collateral, repay borrowings, or otherwise manage positions in a timely manner. Because liquidation mechanics are executed through automated smart contracts and market-based liquidators, the timing and extent of liquidation events may be difficult to predict or prevent.

A default or liquidation event related to our DeFi borrowings could constitute an “Event of Default” under the Senior Convertible Notes. This risk is compounded by ETH price volatility, as a significant decline in ETH prices could simultaneously trigger DeFi liquidations and an Event of Default under the Senior Convertible Notes, resulting in cascading adverse effects on our liquidity and financial condition. Upon an Event of Default, the holders of the Notes may exercise remedies available under the Notes and related financing documents, including acceleration of amounts owed and enforcement of security interests. Any such actions could materially and adversely affect our liquidity, financial condition, and results of operations.

Variable interest rates and protocol-level changes may increase our cost of capital.

Interest rates in DeFi lending protocols are variable and may change rapidly based on utilization and liquidity. Protocol changes or market conditions could increase borrowing costs and reduce the economic attractiveness of borrowing strategies.

Risks Related to Capital Markets, Financing Strategy, and Dilution

Our ability to raise capital may be limited, and we may need additional capital to execute our strategy.

Our growth strategy, including the expansion of our validator node operations, block-building activities, and DeFi deployments, may require additional capital beyond our current resources and cash flows from operations. We may also require additional capital to fund operating losses, respond to competitive pressures, pursue strategic acquisitions or investments, develop new products or services, or respond to unanticipated challenges or opportunities. Our ability to raise capital through equity offerings, debt financing, or other means depends on numerous factors, many of which are beyond our control, including:

●	prevailing market conditions for equity and debt securities, including interest rates, credit spreads, and investor demand;

●	investor sentiment toward digital asset-related companies, which may be adversely affected by regulatory developments, market volatility, or high-profile failures of other industry participants;

●	our stock price, trading volume, and market capitalization, which affect the attractiveness and feasibility of equity offerings;

●	our financial condition, results of operations, and the value of our digital asset holdings;

●	covenants and restrictions under our existing financing arrangements, including the Senior Convertible Notes;

●	our ability to maintain our listing on Nasdaq and comply with applicable listing standards; and

●	regulatory developments affecting digital asset companies, capital markets, or our specific business activities.

If we are unable to raise additional capital when needed, or if capital is only available on terms that are highly dilutive, restrictive, or otherwise unfavorable, we may be required to significantly reduce or delay our growth initiatives, curtail operations, sell digital assets at unfavorable prices, or pursue strategic alternatives, any of which could materially adversely affect our business, financial condition, and results of operations. In addition, our inability to raise capital could limit our ability to respond to competitive pressures or pursue strategic opportunities, which could weaken our competitive position over time.

Our business depends on access to banking services and financial infrastructure and the loss of banking relationships could materially adversely affect our business.

Our operations depend on continued access to banking services, payment processing, and traditional financial infrastructure. Financial institutions may be unwilling to provide services to companies engaged in digital asset activities due to regulatory uncertainty, compliance costs, reputational concerns, or internal risk management policies. Some digital asset companies have experienced the sudden termination or restriction of banking relationships, and there can be no assurance that our current banking relationships will continue or that we will be able to establish new banking relationships on acceptable terms. The loss of banking services could impair our ability to receive or make payments, manage liquidity, pay vendors and employees, access capital markets, or conduct ordinary business operations. In addition, regulatory guidance or informal pressure on financial institutions regarding digital asset customers could further limit our access to banking and financial services.

Sales of our common stock through our ATM program or other offerings may result in substantial dilution to existing shareholders.

We have established an at-the-market (“ATM”) offering program under which we may sell shares of our common stock from time to time at prevailing market prices. Sales under the ATM program, or the perception that such sales may occur, could adversely affect the market price of our common stock and result in significant dilution to existing shareholders. Because ATM sales are made at market prices without a fixed discount, the dilutive effect on existing shareholders depends on the prices at which shares are sold and the volume of shares sold over time. We have discretion to determine the timing and amount of any sales under the ATM program, and shareholders will not have advance notice of when or whether sales will occur.

In addition, we may issue additional shares of common stock or securities convertible into or exchangeable for common stock in connection with future financings, acquisitions, employee compensation, or other purposes. Any such issuances would further dilute the ownership interests of existing shareholders and could adversely affect the market price of our common stock. We may also issue securities with rights, preferences, or privileges senior to those of our common stock, which could adversely affect the rights of common stockholders.

Our Senior Convertible Notes may result in dilution and contain provisions that may adversely affect shareholders.

We have issued Senior Convertible Notes. Conversion of these notes could result in dilution to existing shareholders. The Senior Convertible Notes also include provisions that may affect our capital structure, liquidity, and financial flexibility.

In addition, the Senior Convertible Notes and related financing documents contain affirmative and negative covenants and other provisions that may restrict our ability to incur additional indebtedness, grant liens, make certain distributions, transfer assets, or otherwise engage in certain transactions without the consent of the noteholder. These provisions may limit our ability to pursue strategic transactions, obtain additional financing, manage our capital structure, or respond to changes in market conditions.

Our share repurchase program may not enhance shareholder value and may reduce liquidity.

Our share repurchase program is discretionary and may be modified, suspended, or discontinued. Repurchases may reduce liquidity available for operations and growth and may not increase shareholder value.

Risks Related to Cybersecurity, Custody, and Digital Asset Security

If we experience a cybersecurity incident, theft, loss of private keys, or compromise of wallet controls, we could lose digital assets and suffer significant harm.

Digital assets are controlled through cryptographic private keys and are subject to theft, loss, unauthorized access, and cybersecurity risks. If we lose access to private keys, experience a compromise of wallet infrastructure or access controls, or suffer a cybersecurity breach affecting our systems or those of our service providers, we may lose some or all of our digital assets. Such losses could be immediate, irreversible, and unrecoverable. The security of digital assets depends on the continued integrity of our private key management practices, including the use of multi-signature authorization, hardware security modules, cold storage, and access control procedures. A failure in any of these safeguards, whether due to human error, insider threat, social engineering, technical malfunction, or external attack, could result in the permanent loss of digital assets.

In addition, our ability to respond to and recover from a cybersecurity incident depends on our incident response capabilities, business continuity planning, and the effectiveness of our security monitoring and detection systems. If we fail to detect, contain, or remediate a security incident in a timely manner, the scope and magnitude of losses could be significantly greater. We may also be required to expend significant resources to investigate and remediate any security incident, implement additional protective measures, and address any resulting regulatory inquiries, litigation, or reputational harm.

We rely on third-party vendors, service providers, and infrastructure providers, and disruptions or failures involving these third parties could materially adversely affect our business.

We rely on third-party vendors and service providers to support certain aspects of our operations, including cloud hosting and infrastructure, digital asset wallet infrastructure, access controls, transaction signing, transaction workflows, software and security tooling, professional services, and other operational functions. These providers may have access to or control over components of our security infrastructure, and we depend on their continued performance, security practices, and operational reliability. While we seek to select reputable providers and implement safeguards, we do not control these third parties and may not be able to ensure their continued performance, reliability, security, or compliance with applicable laws. We may have limited visibility into, or control over, the security practices and internal controls of our third-party providers, and we cannot guarantee that their systems will remain secure or that they will meet their contractual obligations.

Disruptions, outages, performance degradation, cybersecurity incidents, security breaches, service interruptions, or other failures by third-party providers could impair our ability to operate validator nodes, block-building infrastructure, and DeFi activities, and could adversely affect our ability to access, safeguard, or transfer digital assets. Such failures could result in lost revenues, increased costs, reputational harm, and potential regulatory scrutiny. In addition, if a third-party provider experiences financial distress, service termination, or operational constraints, we may be required to transition services to an alternative provider, which could be costly, time-consuming, and disruptive. Certain services may also be difficult to replace in the short term, and alternative providers may not be available on favorable terms, if at all.

We do not maintain insurance coverage for losses of digital assets.

We do not maintain any insurance policies that would compensate us for the loss of any digital assets. Insurance coverage for digital asset losses is limited in availability, may be prohibitively expensive, and may not cover all potential loss scenarios. Accordingly, if our digital assets are lost, stolen, or otherwise compromised for any reason, we would bear the full economic loss, which could materially and adversely affect our financial condition, liquidity, and results of operations. In addition, even if we had insurance coverage in the future, policy terms, exclusions, coverage limits, or claim disputes could limit our ability to recover losses.

Risks Related to Regulation, Legal Uncertainty, and Government Oversight

The regulatory landscape for digital assets, blockchain infrastructure, DeFi, and related activities is rapidly evolving, and regulatory developments could materially adversely affect our business.

The legal and regulatory environment for digital assets, blockchain networks, DeFi protocols, and related activities remains uncertain and continues to evolve in the United States and internationally. Federal, state, and foreign regulators have taken and may continue to take actions that could materially affect the development, adoption, and use of digital assets and blockchain technologies.

Regulatory agencies, including the Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission (“CFTC”), the Financial Crimes Enforcement Network (“FinCEN”), the Office of Foreign Assets Control (“OFAC”), the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), state financial regulators, and foreign regulatory bodies have asserted or may assert jurisdiction over aspects of the digital asset ecosystem.

Changes in laws, regulations, enforcement priorities, or regulatory interpretations could adversely affect our ability to operate our business, access capital, deploy digital assets, participate in DeFi protocols, engage in block building, or conduct validator operations. Regulatory outcomes could also increase our compliance costs, require us to modify or terminate certain activities, or subject us to civil or criminal liability.

Digital assets, including ETH, are subject to evolving and uncertain regulatory classifications, and adverse regulatory developments, including classification of digital assets as securities or classification of the Company as an investment company under the Investment Company Act of 1940, could materially adversely affect our business.

Digital assets are subject to evolving and uncertain regulatory treatment under U.S. federal securities laws, commodities laws, and other regulatory frameworks. ETH, the primary digital asset we hold and use in our operations, is generally treated as a commodity for regulatory purposes, including by the CFTC and in connection with certain exchange-traded products approved by the SEC. However, the regulatory classification of digital assets remains unsettled and subject to ongoing debate among regulators, legislators, and market participants. The classification of any particular digital asset may change as a result of new legislation, regulatory rulemaking, enforcement actions, court decisions, or evolving interpretations by the SEC, CFTC, or other regulatory authorities.

If ETH or other digital assets that we hold, earn, or deploy were to be reclassified as securities, we and other ecosystem participants could become subject to significant regulatory requirements. Such requirements could include registration of digital assets as securities, registration as a broker-dealer or securities exchange, compliance with disclosure and reporting obligations, restrictions on trading and transferability, and limitations on who may purchase, hold, or transact in such assets. Any such determination could significantly reduce the liquidity, utility, and market value of ETH and other digital assets, disrupt our operations, and materially adversely affect our business and financial condition. In addition, if we were found to have violated securities laws by holding, transacting in, or facilitating transactions in unregistered securities, we could be subject to enforcement actions, penalties, disgorgement, and other remedies.

In addition, if certain digital assets or related instruments we hold or obtain through our operations were deemed “securities,” we could be deemed an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). Under the Investment Company Act, a company may be deemed an investment company if it is engaged primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or if investment securities comprise a significant portion of its assets.

If we were deemed to be an investment company, we would be required to register under the Investment Company Act, which would subject us to extensive and burdensome regulatory requirements, including restrictions on our capital structure, limitations on our ability to issue debt and equity securities, prohibitions or restrictions on transactions with affiliates, requirements regarding the composition and independence of our board of directors, custody requirements, and extensive compliance, reporting, and recordkeeping obligations. Registration as an investment company could fundamentally change our business model and make it impractical to continue our current operations. If we failed to register when required, we could be subject to SEC enforcement action, including injunctive relief, and could be prohibited from engaging in certain business activities. In addition, contracts entered into by an unregistered investment company may be voidable, and a court could appoint a receiver to take control of the company.

Our validator node operations, block-building activities, and DeFi participation may be subject to increased regulatory scrutiny and could be deemed to involve regulated activities.

Our operations involve participation in blockchain networks and DeFi protocols, including staking, block building, and digital asset deployments. Regulators may view certain of these activities as involving regulated financial services, including, without limitation, securities transactions, commodities transactions, investment contracts, swaps, lending, brokerage, exchange activity, clearing activity, custody, money transmission, or other regulated activities.

For example, regulatory authorities may assert that certain DeFi protocols operate as unregistered exchanges, broker-dealers, clearing agencies, or other regulated entities, or that participants in such protocols, including liquidity providers or borrowers, may be subject to regulatory obligations.

Similarly, regulators may scrutinize block-building activities or transaction execution markets. Regulatory action could require us to modify or cease certain activities, could reduce the profitability of our operations, and could expose us to enforcement actions.

Regulatory actions, enforcement proceedings, or legal restrictions affecting third parties and protocols we rely on could materially adversely affect our business.

In addition to the direct regulatory risks described above, our operations depend on the continued functionality, accessibility, and participation of third parties and decentralized protocols across the digital asset ecosystem. These include blockchain networks, DeFi protocols, stablecoin ecosystems, centralized exchanges and liquidity venues, custody and wallet infrastructure providers, and participants in Ethereum transaction execution markets, including validator and block-building infrastructure.

Governmental authorities have brought, and may continue to bring, enforcement actions and pursue regulatory initiatives involving digital assets, staking and validation activities, DeFi protocols, stablecoin issuers, crypto exchanges, custodians, wallet providers, and other ecosystem participants. Even if we believe our operations are conducted in compliance with applicable law, regulatory actions, restrictions, or adverse legal developments directed at third parties or protocols we rely on could materially disrupt our operations, reduce liquidity, restrict our ability to deploy or redeploy digital assets, increase compliance costs, reduce transaction flow or execution opportunities, or otherwise materially adversely affect our business, financial condition, and results of operations.

In addition, because portions of the digital asset ecosystem are decentralized, open-source, and not operated by a single identifiable entity, regulatory actions may result in indirect impacts, including reduced protocol participation, decreased liquidity, market fragmentation, changes in protocol governance or access policies, or the withdrawal of service providers. The occurrence of any of these events could materially adversely affect our ability to operate and scale our validator operations, block-building operations, and DeFi activities.

Regulatory authorities may take enforcement actions or adopt rules that could materially adversely affect our operations.

U.S. and international regulators, including the SEC, the CFTC, and other governmental authorities, continue to evaluate and develop regulatory frameworks applicable to digital assets, blockchain infrastructure, and decentralized finance activities. These regulators have broad authority to investigate and bring enforcement actions relating to digital asset markets and blockchain-based activities.

Even if we believe that we are operating in compliance with applicable laws and regulations, we may become subject to investigations, subpoenas, enforcement actions, litigation, or administrative proceedings related to our digital asset holdings, validator operations, block-building activities, or other aspects of our business. Regulatory authorities may also adopt new rules or interpretations that impose additional compliance requirements or restrictions on participants in the digital asset ecosystem.

Any such investigations, enforcement actions, or regulatory developments could result in significant legal costs, reputational harm, penalties, fines, injunctions, operational restrictions, or other adverse outcomes that could materially and adversely affect our business, financial condition, and results of operations.

Regulatory requirements related to anti-money laundering (“AML”), sanctions, and financial crime compliance could adversely affect our business.

Regulators may impose or expand AML, know-your-customer (“KYC”), sanctions, and other financial crime compliance requirements on digital asset activities. OFAC has issued sanctions-related guidance applicable to certain blockchain activities, and additional sanctions designations could impact DeFi protocols, relays, validators, or other ecosystem participants.

Although our operations are primarily non-custodial, regulators may nonetheless assert that certain activities require compliance obligations. If we are required to implement additional compliance measures, our costs may increase, and we may be required to restrict or cease certain activities.

We may be subject to state money transmission laws or other licensing requirements.

Certain state laws regulate money transmission and similar activities. State regulators have actively pursued enforcement actions against digital asset businesses and may interpret money transmission and similar laws broadly in the context of digital assets. If our activities were deemed to involve money transmission or similar regulated activity, we could be required to obtain licenses in multiple jurisdictions, comply with bonding requirements, maintain minimum net capital, implement compliance programs, submit to examinations, or restrict or cease certain operations. The cost of obtaining and maintaining state licenses, if required, could be substantial, and failure to comply with applicable state laws could result in civil or criminal penalties, enforcement actions, or reputational harm.

Regulation of stablecoins could materially adversely affect our DeFi activities.

Stablecoins play a significant role in DeFi ecosystems, including as collateral, as a medium of exchange, and as a source of liquidity for lending and borrowing protocols. Our DeFi operations, including our ETH-backed borrowings through Aave, involve stablecoins such as USDC and USDT. Stablecoins are designed to maintain a stable value relative to a reference asset, typically the U.S. dollar, but there is no guarantee that any stablecoin will maintain its peg. Stablecoins have experienced depegging events in the past, including significant disruptions affecting major stablecoins, and such events could recur. A depegging event affecting stablecoins we hold or use could result in immediate losses, impair our ability to manage collateral or repay borrowings, and adversely affect our liquidity and financial condition.

If stablecoin regulation results in reduced availability, liquidity disruptions, restrictions on stablecoin usage, or prohibitions on certain stablecoins, our DeFi operations and borrowing activities could be materially adversely affected. For example, if stablecoins we use were prohibited, restricted, or deemed non-compliant with regulatory requirements, we may be required to transition to alternative stablecoins, which may have different risk profiles, liquidity characteristics, or protocol support. In addition, regulatory actions against stablecoin issuers, exchanges, or DeFi protocols that support stablecoins could disrupt the broader stablecoin ecosystem and adversely affect our ability to conduct DeFi operations. The occurrence of any of these events could materially and adversely affect our business, financial condition, and results of operations.

Tax laws and reporting requirements related to digital assets are evolving and could adversely affect our business.

Tax treatment of digital assets is complex and evolving. Changes in tax laws, IRS guidance, reporting requirements, or interpretations could increase our tax liabilities, impose additional reporting burdens, or affect the economics of our operations.

Accounting standards, SEC disclosure expectations, and audit practices for digital assets may evolve and could materially adversely affect our reporting obligations.

Accounting and disclosure requirements for digital assets, DeFi activities, and blockchain infrastructure operations continue to evolve. The SEC has issued and may continue to issue guidance or comment letters related to digital asset disclosures, custody practices, risk factors, revenue recognition, and other matters.

Changes in accounting standards, audit practices, or SEC expectations could increase our compliance costs, require additional disclosures, or affect our reported financial results.

International regulatory developments could adversely affect our business.

We may be affected by regulatory developments outside the United States. Foreign jurisdictions have adopted and may continue to adopt regulations restricting digital asset activities, imposing licensing requirements, or limiting access to DeFi protocols. Jurisdictions, including but not limited to the United Kingdom, Singapore, Hong Kong, and various other countries, have adopted or are developing their own regulatory frameworks for digital assets. If we seek to expand operations internationally or if our activities are deemed subject to foreign regulatory requirements, we may face significant compliance costs, licensing requirements, operational restrictions, or prohibitions that could materially limit our ability to operate or expand. In addition, international regulatory fragmentation could affect global market conditions, liquidity, and the value of digital assets.

Risks Related to Our Public Company Status, Internal Controls, and Reporting

We face increased financial reporting and internal control risks due to the complexity of our operations, and any failure to maintain effective internal control over financial reporting could adversely affect our business.

Our financial reporting requires significant judgment and estimation, particularly with respect to accounting for digital assets, DeFi borrowings, fair value measurements, revenue recognition related to blockchain infrastructure activity, non-cash validator payments, and equity-linked financing instruments such as convertible notes and warrants. These areas involve evolving accounting interpretations and may require complex valuation methodologies.

As our operations scale and become more complex, including through expanded DeFi activity and capital markets transactions, we may face increased risk of accounting errors, control deficiencies, or delays in financial reporting. In addition, because we operate with a relatively small management and finance team, our ability to maintain appropriate segregation of duties and control coverage may be constrained. If we are unable to maintain effective internal control over financial reporting, we may be unable to accurately report our financial results, comply with SEC reporting requirements, or prevent fraud. Any such failure could result in material misstatements, restatements, regulatory actions, loss of investor confidence, and could materially adversely affect the market price of our securities.

Our stock price may be volatile, and investors may lose all or part of their investment.

The market price of our common stock has experienced significant volatility and may continue to be volatile. The trading price of our common stock may be influenced by a number of factors, many of which are beyond our control, including:

●	fluctuations in the market price of ETH, Bitcoin, and other digital assets, which may affect investor perception of our company regardless of our actual exposure to such assets;

●	changes in market sentiment toward digital asset-related companies, blockchain technology, or the cryptocurrency industry generally, including as a result of negative publicity, regulatory developments, or high-profile failures of other industry participants;

●	our actual or anticipated operating results, financial condition, and liquidity, including any failure to meet revenue, earnings, or other guidance or expectations;

●	announcements regarding our business, strategy, digital asset holdings, DeFi activities, or capital allocation decisions, including any announcements regarding purchases, sales, or impairments of digital assets;

●	the timing, size, and perceived dilutive effect of capital markets transactions, including sales under our at-the-market offering program or conversion of our Senior Convertible Notes;

●	short selling activity, trading volume fluctuations, and the availability of shares for borrowing, which may increase volatility and create downward pressure on our stock price;

●	activity on social media platforms, online forums, and other channels that may cause significant volatility in our stock price unrelated to our operating performance or financial condition;

●	the initiation, modification, or cessation of research coverage by securities analysts, or changes in analysts’ estimates or recommendations regarding our company or the digital asset industry;

●	the inclusion or exclusion of our common stock from market indices, exchange-traded funds, or other investment products that track digital asset-related companies;

●	regulatory developments, enforcement actions, or litigation affecting us, other digital asset companies, or the industry generally;

●	cybersecurity incidents, digital asset thefts, or operational failures, whether affecting us or other industry participants;

●	macroeconomic conditions, including inflation, interest rates, recession concerns, and geopolitical events, which may affect risk appetite for digital asset-related investments; and

●	general market conditions and overall fluctuations in U.S. equity markets.

Because our business and strategy involve digital assets and blockchain-based operations, our stock price may be disproportionately affected by market developments in the digital asset industry relative to companies in other sectors. In addition, our relatively small public float and market capitalization may contribute to increased volatility and reduced liquidity in our common stock, making it more susceptible to significant price swings from relatively small changes in trading volume or investor sentiment. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and attention of management, and adversely affect our business. Volatility in our stock price could cause investors to lose all or part of their investment.

Risks Related to Intellectual Property, Personnel, and Operations

We depend on key personnel, and the loss of key personnel could harm our business.

Our success depends in significant part on the continued services of our key management, engineering, and operational personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and other members of senior management and technical leadership. Our business requires specialized expertise in blockchain infrastructure, validator operations, block building, DeFi protocol participation, and digital asset custody and security. Competition for qualified personnel with these skillsets is intense, and we may not be able to attract, retain, and motivate key personnel on commercially reasonable terms.

If we lose the services of key personnel, including members of senior management or critical technical staff, we may experience disruptions in operations, delays in executing our strategic initiatives, reduced ability to develop or improve our infrastructure, and difficulties maintaining performance, security, and reliability across our operations. In addition, the loss of key personnel could result in the loss of institutional knowledge and could adversely affect relationships with counterparties, service providers, and strategic partners.

Our future success also depends on our ability to effectively manage and integrate new personnel as we scale operations. If we are unable to hire, retain, or effectively manage qualified personnel, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Litigation

We may be subject to litigation, regulatory proceedings, and other legal actions, which could result in significant costs and adversely affect our business.

We are subject to the risk of litigation and regulatory proceedings in the ordinary course of business. These matters may include, among others, securities litigation, shareholder derivative actions, employment-related claims, intellectual property disputes, contractual disputes, and claims related to our digital asset activities. We may also be subject to investigations, inquiries, or enforcement actions by regulatory authorities relating to digital assets, blockchain infrastructure, DeFi participation, disclosures, or other matters.

Litigation and regulatory proceedings can be costly, time-consuming, and disruptive to management and operations, regardless of outcome. Adverse judgments, settlements, fines, penalties, or other outcomes could result in significant monetary damages, injunctive relief, reputational harm, restrictions on our operations, or other consequences that could materially adversely affect our business, financial condition, and results of operations.

In addition, the evolving regulatory environment for digital assets increases the risk of regulatory inquiries and enforcement actions, including in circumstances where regulatory expectations or interpretations change over time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 8, 2025, Charles Allen, our Chief Executive Officer and Chairman of the Board, adopted a Rule 10b5-1 trading plan in accordance with the Company’s insider trading policies and procedures. The plan is scheduled to terminate on November 18, 2027, unless terminated earlier in accordance with its terms. Under the plan, up to 2,225,000 shares of the Company’s Common Stock may be sold, subject to the terms and conditions of the plan, including price thresholds, volume limitations, and blackout periods.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025.

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

(3) Exhibits. See the Exhibit Index.

EXHIBIT INDEX

		Filed/	Incorporated by Reference
Exhibit No.	Description	Furnished Herewith	Form	Exhibit No.	Filing Date

1.1	At-The-Market Offering Agreement, dated September 14, 2021, by and between BTCS Inc. and H.C. Wainwright & Co., LLC		8-K	1.1	9/14/21
2.1	Articles of Merger		8-K/A	3.1	7/31/15
2.2	Agreement and Plan of Merger		8-K/A	3.2	7/31/15
3.1	Amended and Restated Articles of Incorporation, as of May 2010		10-K	3.1	3/31/11
3.1(a)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital		8-K	3.1	3/25/13
3.1(b)	Certificate of Amendment to Articles of Incorporation – Name Change and Reverse Stock Split		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment to Articles of Incorporation – Increased Authorized Capital		8-K	3.1	2/5/14
3.1(d)	Certificate of Amendment to Articles of Incorporation – Reverse Stock Split		8-K	3.1	2/16/17
3.1(e)	Certificate of Amendment to Articles of Incorporation – Reverse Stock Split		8-K	3.1	4/9/19
3.1(f)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21
3.1(g)	Certificate of Designation – Series V		8-K	3.1	1/31/23
3.1(h)	Certificate of Amendment to the Series V Certificate of Designation		8-K	3.1	4/19/23
3.1(i)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital		8-K	3.1	7/13/23
3.2	Amended and Restated Bylaws of BTCS Inc.		8-K	3.1	7/5/24
4.1	BTCS Inc. 2021 Equity Incentive Plan, as amended	(2)	10-Q	4.1	8/11/23
4.2	Description of Securities		10-K	4.2	3/21/24

10.1	Employment Agreement - Charles Allen	(2)	10-K	10.8	6/23/17
10.1(a)	Amendment to Employment Agreement - Charles Allen	(2)	10-K	10.15(a)	3/23/20
10.1(b)	Amended and Restated Employment Agreement - Charles Allen	(1)	10-K	10.1(b)	3/25/26
10.2	Offer Letter – Michael Prevoznik	(2)	10-K	10.4	3/11/22
10.3	Form of Securities Purchase Agreement – May 2025 ATW		8-K	10.1	5/14/25
10.4	Form of Original Issue Discount Senior Secured Convertible Note – May 2025 ATW		8-K	10.2	5/14/25
10.5	Form of Warrant – May 2025 ATW		8-K	10.3	5/14/25
10.6	Form of Securities Purchase Agreement – July 2025 ATW		8-K	10.1	7/21/25
10.7	Form of Original Issue Discount Secured Convertible Note – July 2025 ATW		8-K	10.2	7/21/25
10.8	Form of Warrant – July 2025 ATW		8-K	10.3	7/21/25
19.1	Insider Trading Policy		10-K	19.1	3/21/24
21.1	List of Subsidiaries	(1)
23.1	Consent of RBSM LLP	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
97.1	Clawback Policy		10-K	97.1	3/21/24
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

(1)	Filed herein
(2)	Indicates a management contract or compensatory plan.
(3)	Furnished herein

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2026.

BTCS INC.

Date:	March 26, 2026	/s/ Charles Allen
Charles Allen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Allen	Chief Executive Officer	March 26, 2026
Charles Allen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Michael Prevoznik	Chief Financial Officer	March 26, 2026
Michael Prevoznik	(Principal Financial Officer and Principal Accounting Officer)

/s/ Melanie Pump	Director	March 26, 2026
Melanie Pump

/s/ Charlie Lee	Director	March 26, 2026
Charlie Lee

/s/ Ashley DeSimone	Director	March 26, 2026
Ashley DeSimone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Inc. (The “Company”) as of December 31, 2025 and 2024 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-years period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for the cost basis of its crypto assets received and determining realized gains and losses from sale of crypto assets. Our opinion is not modified with respect to the two matters noted below:

a.	Cost Basis:

Effective January 1, 2025, the Company updated its accounting policy for determining the cost basis of crypto assets received. The cost basis is now measured at fair value based on the hourly spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. Prior to January 1, 2025, the cost basis of crypto assets was measured using the last close price of the day in the UTC (Coordinated Universal Time) time zone on the date of receipt. The change has been applied prospectively.

b.	Cost Relief in Determining Realized Gains and Losses:

In conjunction with ongoing system and process enhancements, the Company updated its method for determining the cost basis of crypto assets used in computing realized gains and losses. Effective January 1, 2025, the Company adopted the Last-In, First-Out (“LIFO”) method for determining the cost basis of crypto assets sold. This method assumes that the most recently acquired assets are sold or used first and replaces the Company’s previous use of the specific identification method, which tracked the actual cost of each individual asset sold. The change has been applied prospectively beginning January 1, 2025.

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

Evaluation of Liquidity and the Company’s Ability to Continue as a Going Concern

Critical Audit Matter Description

As described in Note 13 to the financial statements, management evaluated whether conditions or events raised substantial doubt about the Company’s ability to continue as a going concern, which contemplates the continuity of operations, realization of assets, and settlement of liabilities in the normal course of business. The Company has incurred recurring net losses of $33.3 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively, and has an accumulated deficit of $173.3 million as of December 31, 2025. As of December 31, 2025, the Company had approximately $1.5 million of cash and cash equivalents and working capital of approximately $150.6 million, which is comprised primarily of its liquid digital asset holdings.

Management’s plans to alleviate the substantial doubt include (i) completing an equity offering under the At-the-Market program, and (ii) the potential sale of the Company’s liquid digital assets to meet its obligations. Management has concluded that these plans, if successfully executed, are probable of alleviating the substantial doubt.

The going concern assessment was identified as a critical audit matter because of the significant judgment required by management in developing the underlying cash flow projections and the assumptions supporting the probability of executing the plans to alleviate substantial doubt. Auditing these assumptions required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the going concern assessment included the following, among others:

●	Evaluated management’s cash flow projections for the twelve-month period following the issuance date by comparing projected revenue growth rates and operating expenditure assumptions to historical trends, industry benchmarks, and available third-party market data.
●	Assessed the feasibility and probability of management’s plan to complete the proposed equity offering by reviewing the engagement letter with the underwriter, correspondence with the SEC. and the Company has historically been able to raise capital via At-the-Market equity offering. t evidence of investor interest, including a term sheet received subsequent to year-end.
●	Evaluated the existence of digital assets by ascertaining the fair value of such assets from observable market prices.
●	Evaluated the adequacy of the going concern disclosures in the financial statements and footnotes in accordance with ASC 205-40, including the nature of the conditions, management’s plans, and the conclusion regarding whether substantial doubt has been alleviated.
●	Assessed management’s conclusion that substantial doubt is alleviated based on the totality of evidence gathered and the probability of the outcome of the plans described above.

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

We identified crypto assets held as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights & obligations of crypto assets in cold storage. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and discussions and consultations with subject matter experts related to the matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to crypto assets in cold storage included the following, among others:

●	We consulted with subject matter experts regarding our planned audit response to address certain risks of material misstatement of crypto assets in cold storage.
●	We noted the controls within the Company’s private key management process including controls related to physical access, key generation, and segregation of duties across the processes.
●	We tested the effectiveness of management’s reconciliation control of internal books and records to external blockchains.
●	We independently obtained evidence from public blockchains to test the existence of crypto asset balances.
●	We obtained evidence that management has control of the private keys required to access crypto assets held through observing the wallets signed in using selected private keys or through observing the movement of selected crypto asset transactions.
●	We evaluated the reliability of audit evidence obtained from public blockchains.

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
New York, NY
March 26, 2026

BTCS Inc.

Balance Sheets

	December 31,	December 31,
	2025	2024

Assets:
Current assets:
Cash and cash equivalents	$1,526,395	$1,977,778
Stablecoins	1,539,064	39,545
Digital assets - treasury	2,388,607	646,539
Digital assets - DeFi	177,718,244	-
Digital assets - staked	30,657,401	35,410,144
Non-fungible tokens	41,690	-
Prepaid expenses	146,031	63,934
Total current assets	214,017,432	38,137,940

Other assets:
Investments, at value (Cost $600,000)	600,000	100,000
Property and equipment, net	14,390	7,449
Total other assets	614,390	107,449

Total Assets	$214,631,822	$38,245,389

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$38,525	$70,444
Accrued compensation	1,609,208	3,907,091
Accrued interest	225,115	-
Loans payable - DeFi protocol	61,500,000	-
Warrant liabilities	-	267,900
Total current liabilities	63,372,848	4,245,435

Non-current liabilities:
Convertible notes payable, net	$11,842,195	$-
Total non-current liabilities	11,842,195	-

Total liabilities	75,215,043	4,245,435

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized, of which:
Series V Preferred Stock; 15,671,405 and 15,033,231 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$1,975,701	$2,646,314
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 46,852,737 and 18,717,743 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	46,853	18,718
Additional paid-in capital	310,695,935	171,283,199
Accumulated deficit	(173,301,710)	(139,948,277)
Total stockholders’ equity	139,416,779	33,999,954

Total Liabilities and Stockholders’ Equity	$214,631,822	$38,245,389

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2025	2024

Revenues
Blockchain infrastructure revenues	$15,177,667	$4,073,518
DeFi revenues	1,313,917	-
Total revenues	16,491,584	4,073,518

Cost of revenues
Blockchain infrastructure costs	14,469,354	3,127,509
DeFi costs	12,300	-
Total cost of revenues	14,481,654	3,127,509

Gross profit	2,009,930	946,009

Operating expenses:
Professional fees	1,657,024	645,143
General and administrative	1,562,940	1,027,133
Research and development	679,434	755,813
Compensation and related expenses	3,502,872	6,598,348
Marketing	602,456	80,993
Realized losses on digital asset transactions	8,184,469	767,375
Unrealized loss (gain) on digital assets	15,713,307	(7,683,772)
Total operating expenses	31,902,502	2,191,033

Other income (expenses):
Interest expense	(3,517,671)	-
Change in fair value of warrant liabilities	267,900	(54,150)
Impairment loss on non-fungible tokens	(149,566)	-
Loss on settlement of dividend payable	(52,793)	-
Loss on extinguishment of debt	(8,731)	-
Other income	-	28,000
Total other income (expenses)	(3,460,861)	(26,150)

Net loss	$(33,353,433)	$(1,271,174)

Basic net loss per share attributable to common stockholders	$(1.00)	$(0.08)
Diluted net loss per share attributable to common stockholders	$(1.00)	$(0.08)

Basic weighted average number of common shares outstanding	33,190,938	16,263,702
Diluted weighted average number of common shares outstanding, basic and diluted	33,190,938	16,263,702

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Series V					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743	$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	26,394,414	26,395	135,134,447	-	135,160,842
Issuance of warrants in connection with convertible note	-		-	-	-	6,367,316	-	6,367,316
Issuance of common stock upon exercise of warrants	-		-	815,324	815	(815)	-	-
Issuance of common stock upon exercise of options	-		-	746,363	746	(746)	-	-
Stock-based compensation	1,020,834		180,688	1,530,230	1,530	4,902,450	-	5,084,668
Shares repurchased				(888,677)	(888)	(3,999,112)		(4,000,000)
Forfeiture of stock-based awards	(382,660)		(67,731)	(462,660)	(463)	(743,705)	-	(811,899)
Dividends paid	-		(783,570)	-	-	(2,392,351)	-	(3,175,921)
Proceeds from disgorgement of stockholder short-swing profits	-		-	-	-	145,252	-	145,252
Net loss	-		-	-	-	-	(33,353,433)	(33,353,433)
Balance at December 31, 2025	15,671,405	(1)	$1,975,701	46,852,737 (2)	$46,853	$310,695,935	$(173,301,710)	$139,416,779

(1)	Includes 278,375 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

(2)	Includes 478,375 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance December 31, 2023	14,567,829		$2,563,938	15,320,281		$15,322	$162,263,634	$(138,677,103)	$26,165,791
Issuance of common stock, net of offering cost / At-the-market offering	-		-	2,021,361		2,021	6,679,756	-	6,681,777
Stock-based compensation	465,402		82,376	1,376,101		1,375	2,339,809	-	2,423,560
Net income (loss)	-		-	-		-	-	(1,271,174)	(1,271,174)
Balance December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743	(2)	$18,718	$171,283,199	$(139,948,277)	$33,999,954

(1)	Includes 98,294 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

(2)	Includes 270,794 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(33,353,433)	$(1,271,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,067	5,689
Stock-based compensation	657,076	2,423,560
Blockchain infrastructure revenue	(15,177,667)	(4,073,518)
DeFi revenue	(1,301,976)	-
Builder payments (non-cash)	14,299,606	2,765,731
Blockchain network fees (non-cash)	12,284	-
Change in fair value of warrant liabilities	(267,900)	54,150
Purchase of non-productive digital assets	(191,256)	-
Amortization on debt discount and issuance costs	1,497,000	-
Realized losses on digital asset transactions	8,184,469	767,375
Unrealized loss (gain) on digital assets	15,713,307	(7,683,772)
Impairment loss on non-fungible tokens	149,566	-
Loss on settlement of dividend payable	52,793	-
Loss on extinguishment of debt	8,731	-
Changes in operating assets and liabilities:
Stablecoins	(1,499,519)	(18,501)
Prepaid expenses and other current assets	(82,097)	(1,473)
Receivable for capital shares sold	-	291,440
Accounts payable and accrued expenses	(31,919)	15,386
Accrued compensation	1,317,810	3,194,999
Accrued interest	225,115	-
Net cash used in operating activities	(9,783,943)	(3,530,108)

Cash flows from investing activities:
Purchase of productive digital assets for validating	(201,348,417)	(3,531,550)
Sale of productive digital assets	4,362,106	901,980
Purchase of investments	(500,000)	-
Purchase of property and equipment	(12,759)	(2,648)
Sale of property and equipment	1,750	-
Net cash used in investing activities	(197,497,320)	(2,632,218)

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	135,160,842	6,681,777
Dividend distributions	(2,679,994)	-
Payments for shares repurchased	(4,000,000)	-
Proceeds from issuance of convertible notes, net	16,843,500	-
Proceeds from Defi borrowing	122,947,000	-
Payments to Defi borrowing	(61,455,731)	-
Payments of debt issuance costs	(130,989)	-
Proceeds from disgorgement of stockholders short-swing profits	145,252	-
Net cash provided by financing activities	206,829,880	6,681,777

Net (decrease)/increase in cash	(451,383)	519,451
Cash, beginning of period	1,977,778	1,458,327
Cash, end of period	$1,526,395	$1,977,778

Supplemental disclosure of cash flow information:
Cash and stablecoins paid for interest	$1,795,557	$-

Supplemental disclosure of non-cash investing and financing activities:
Series V Preferred Stock Distribution	$180,688	$82,376
Non-cash discount on convertible notes	$1,017,026	$-
Extinguishment of USDT-denominated debt via on-chain protocol	$1,500,000	$-
Issuance of GHO-denominated debt via on-chain protocol	$(1,500,000)	$-
Issuance of common stock upon non-cash exercise of warrants and stock options	$8,134,516	$-
Dividends distributions paid in ETH	$495,927	$-

The accompanying notes are an integral part of these financial statements.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a Nevada corporation listed on the Nasdaq Stock Market and headquartered in the United States. The Company is a blockchain technology business that operates revenue-generating blockchain infrastructure and decentralized finance (“DeFi”) activities, primarily on the Ethereum network. BTCS is an Ethereum-first operator focused on generating on-chain revenues while strategically deploying “ETH” (the Ethereum network’s native token) and other digital assets through its operations.

The Company operates as an active blockchain infrastructure and DeFi participant rather than as a passive holder of digital assets. While BTCS maintains significant Ethereum holdings, those assets are actively deployed across its operations to support revenue generation, operational scalability, and capital efficiency.

Business Lines

BTCS conducts its operations through the following primary business lines:

1.	Validator Node Operations (“NodeOps”) – BTCS operates validator nodes (“nodes”) on the Ethereum network as a validator (“Validator”). Validator nodes perform validation and consensus-related activities that contribute to network security and block finalization. In exchange, the Company earns ETH-denominated staking revenue, which include protocol-defined rewards and execution layer transaction fees.

2.	Block Building (“Builder+”) – Through its Builder+ operations, the Company participates in the blockspace value chain on the Ethereum and other supported networks by operating block builders (“Builders”) that construct and submit optimized transaction blocks to Validators. Builder+ revenues are derived from the fees earned when BTCS-constructed blocks are successfully proposed on-chain.

3.	DeFi Operations (“Imperium”) – Beginning in 2025, BTCS expanded its blockchain operations to include DeFi activities under its Imperium business line. Through Imperium, the Company deploys digital assets, including ETH and stablecoins, into smart contract-based protocols that facilitate decentralized lending, borrowing, liquidity provision, and other on-chain services. The Company earns variable digital asset rewards based on its participation and the utilization of its deployed assets within these protocols and prevailing market conditions.

 Together, these business lines represent complementary components of the Company’s blockchain technology strategy, designed to generate recurring on-chain revenues, enhance operational scalability, and increase long-term value.

While each operation has distinct economic drivers and technology components, revenues generated from NodeOps and Builder+ are aggregated and presented as Blockchain infrastructure revenues, while revenues from Imperium are presented separately as DeFi revenues in the statements of operations. The Company’s operating segments and the reconciliation of segment results to the financial statements are disclosed in Note 8 – Segment Reporting.

Capital Strategy and Operations

BTCS’s operations are supported by an integrated capital formation and deployment framework that combines decentralized finance mechanisms with traditional capital markets activities (the “DeFi/TradFi Flywheel”). This framework includes the use of tools such as at-the-market equity (“ATM”) offerings, structured convertible notes, and ETH-backed DeFi borrowing to fund operations, scale infrastructure, and deploy digital assets while managing liquidity and dilution.

The Company actively allocates digital assets across staking, block-building support, and DeFi deployments based on expected returns, risk considerations, and market conditions.

Strategic Realignment

During the year ended December 31, 2025, the Company completed a strategic realignment of its operations and capital allocation toward Ethereum-focused activities. As part of this process, BTCS discontinued validator node operations on non-Ethereum blockchains, including Avalanche (AVAX), Cosmos (ATOM), Akash (AKT), and Kava (KAVA), and liquidated the majority of its non-Ethereum digital asset holdings.

The Company also discontinued the development and operation of legacy technology service platforms, including StakeSeeker in 2024 and ChainQ in 2025, in order to focus resources on scalable, revenue-generating blockchain infrastructure and DeFi activities.

Risks and Dependence on the Ethereum Ecosystem

The Company’s operations are subject to various risks, including technological complexity, cybersecurity risks, regulatory uncertainty, digital asset price volatility, and competition within the blockchain infrastructure and DeFi markets. The Company’s future performance depends in part on the continued adoption and development of the Ethereum network, the evolution of decentralized infrastructure markets, and BTCS’s ability to operate blockchain infrastructure and DeFi activities efficiently at scale.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company. The Company does not have any subsidiaries or variable interest entities requiring consolidation as of December 31, 2025.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not affect previously reported net income (loss), total assets, total liabilities, or equity, nor did they impact previously disclosed information.

BTCS Labs

BTCS Labs Inc. (“BTCS Labs”) was formed on December 24, 2024. At the time of its formation, the Company paid approximately $2,000 of formation costs on behalf of BTCS Labs in exchange for 100 shares of BTCS Labs common stock. In September 2025, BTCS Labs reimbursed the Company for the original payment of formation costs, and the 100 shares originally issued to the Company were repurchased and retired. As a result, BTCS Labs is no longer presented as a subsidiary in the accompanying financial statements.

Note 3 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of December 31, 2025 and 2024, the Company had approximately $1,526,000 and $1,978,000 in cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2025 and 2024, the Company had approximately $1,122,000 and $1,474,000 in excess of the FDIC insured limit, respectively.

Stablecoins

The Company holds stablecoins, including, but not limited to USDT (Tether), USDC (USD Coin), and GHO (Aave Protocol’s native stablecoin), which are digital assets designed to maintain a value substantially equivalent to one U.S. dollar. Stablecoins are generally held in Company-controlled digital wallets, on centralized digital assets exchanges, or deployed into DeFi protocols for liquidity deployment or revenue-generating activities.

The Company accounts for its stablecoins as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. While stablecoins are not accounted for as cash or cash equivalents, management considers them a liquidity resource due to their intended price stability and high on-chain and off-chain liquidity.

Stablecoins deployed into DeFi protocols are evaluated for continued control and restrictions on accessibility. As of December 31, 2025, approximately $501,000 of USDC was deployed in DeFi vaults and remained readily withdrawable.

Digital assets

The Company’s digital assets primarily consist of Ethereum and other digital assets held in non-custodial wallets. These assets are maintained under the Company’s control through secure private keys and are not held by any third-party custodian. The Company’s digital assets are used to support its blockchain infrastructure operations, including NodeOps, Builder+ and Imperium.

Fair Value Measurement

The Company accounts for its digital assets under ASC 350-60, Intangibles—Goodwill and Other—Digital assets, and measures such assets at fair value in accordance with ASC 820, Fair Value Measurement. Fair value represents the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. It requires the Company to assume that its digital assets are sold in their principal market or, in the absence of a principal market, the most advantageous market to which it has access.

Kraken serves as the principal market for the Company’s digital assets, being the Company’s primary cryptocurrency exchange for both purchases and sales. Coinbase is designated as the secondary principal market. This determination results from a comprehensive evaluation considering various factors, including compliance, trading activity, and price stability.

The fair value of digital assets is primarily determined based on pricing data obtained from Kraken, the Company’s principal market. In the absence of Kraken data, pricing from Coinbase serves as a secondary source.

While Kraken is designated as the primary exchange, the Company retains flexibility to conduct cryptocurrency transactions on other exchanges where it maintains accounts. This flexibility allows the Company to adapt to changing market conditions and explore alternative platforms when necessary to ensure cost-effective execution and fair value measurement using the most advantageous market.

The selection of Kraken as the principal market reflects the Company’s commitment to informed decision-making and achieving the most accurate representation of fair value for its digital assets. Regular reviews ensure alignment with the Company’s objectives and cryptocurrency market dynamics.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Accounting for Digital Assets

Fair Market Value

The Company measures its digital assets at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC time zone.

Digital assets are categorized based on their operational use as follows:

●	Digital assets – treasury represent unencumbered holdings maintained for liquidity and investment purposes.
●	Digital assets – DeFi represent assets deployed in decentralized finance protocols for lending and liquidity provision.
●	Digital assets – staked represent assets actively staked to validator nodes and deployed in blockchain validation activities to earn staking rewards.

All digital assets measured at fair value under ASC 350-60 and are presented as current assets unless they are subject to protocol-imposed restrictions exceeding twelve months. Staked digital assets are classified as non-current if their lock-up periods extend beyond one year.

The majority of the Company’s digital assets are deployed either in staking arrangements with average lock-up periods of less than seven days or in DeFi arrangements that permit redemption on a near-immediate basis. Accordingly, these assets are classified as current under ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace, as we have a reasonable expectation that they will be realized in cash or sold or consumed during the normal operating cycle of our business to support operations when needed.

Cost Basis

Effective January 1, 2025, the Company enhanced its accounting systems and processes related to the receipt and valuation of digital assets. As a result of these enhancements, the Company updated its accounting policy for determining the cost basis of digital assets received. The cost basis is now measured at fair value based on the hourly spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60.

Prior to January 1, 2025, the cost basis of digital assets was measured using the last close price of the day in the UTC (Coordinated Universal Time) time zone on the date of receipt.

The change has been applied prospectively and did not have a material impact on the Company’s financial statements.

Cost Relief in Determining Realized Gains and Losses

In conjunction with ongoing system and process enhancements, the Company updated its method for determining the cost basis of digital assets used in computing realized gains and losses. Effective January 1, 2025, the Company adopted the Last-In, First-Out (“LIFO”) method for determining the cost basis of digital assets disposed of. This method assumes that the most recently acquired assets are sold or used first and replaces the Company’s previous use of the specific identification method, which tracked the actual cost of each individual asset sold.

The Company determined that the change in accounting principle is preferable as it better aligns with the Company’s operational systems and financial reporting objectives. The change has been applied prospectively beginning January 1, 2025, as retrospective application was deemed impracticable due to the nature of prior lot-level selection processes under the specific identification method.

Realized gains (losses) on sale of digital assets are included in operating expenses in the statements of operations. The Company recorded realized losses on digital assets of approximately $8,184,000 and $767,000 for the years ended December 31, 2025 and 2024, respectively.

The Company does not believe the change materially impacts comparability of results. While the realized loss for the year ended December 31, 2025, reflects application of the new LIFO method, it is not practicable to quantify the exact impact of the change as compared to the prior method, given the subjective lot selection involved in specific identification. Based on this assessment, the Company does not believe the change has a material effect on the financial statements.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Presentation of Digital Assets in the Statements of Cash Flows

The classification of purchases and sales in the statements of cash flows is determined based on the nature of the digital assets, which can be categorized as ‘productive’ (i.e. acquired for purposes of staking or liquidity provision) or ‘non-productive’ (e.g. NFTs). Acquisitions of non-productive digital assets are treated as operating activities, while acquisitions of productive digital assets are classified as investing activities in accordance with ASC 230-10-20, Investing activities.

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

Any reward earned from such DeFi deployments is recognized as DeFi revenues on the statements of operations in accordance with ASC 606, as discussed in Revenue Recognition section of Note 3 as well as Note 7 – Revenues and Cost of Revenues.

As of December 31, 2025, the Company had approximately 59,737 ETH deployed within DeFi protocols, which remains reflected as ETH within Digital assets - DeFi on the balance sheet and disclosed separately in Note 4 – Digital Assets, including disclosure of their restricted status. Deployed ETH is subject to protocol-specific risks, including smart-contract vulnerabilities, liquidity constraints, collateral liquidation risk, and potential protocol governance changes.

Digital Assets (Non-Fungible and Other Intangible Digital Assets)

The Company holds certain digital assets that do not represent ownership interests in an entity or contractual rights to cash flows and, therefore, do not meet the definition of financial instruments or equity securities under ASC 320 or ASC 321. These assets are primarily composed of non-fungible tokens (“NFTs”) and may include other digital assets associated with blockchain-based protocols.

The Company accounts for NFTs and similar digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other.

These assets are initially recorded at cost and are not amortized. The Company evaluates these assets for impairment each reporting period to determine if any events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying value of an asset exceeds its estimated fair value, an impairment loss is recognized equal to the difference. Subsequent increases in the fair value of these assets or reversals of impairment losses are not permitted.

Fair value is determined in accordance with ASC 820, Fair Value Measurement. based on observable market transactions, where available. Due to the nature of these assets, quoted prices in active markets are not always available, and management may be required to apply judgment in estimating fair value. For NFTs, the Company considers observable transactions on active NFT marketplaces, where available.

Realized gains or losses on the sale of NFTs are included in other income (expense) in the statements of operations.

See Note 5 – Digital Assets (Non-Fungible and Other Intangible Digital Assets) for additional information.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Operating Segments

The Company’s blockchain operations include three primary revenue-generating activities: validator node operations (NodeOps), block building (Builder+), and DeFi operations (Imperium).

The Company’s Chief Operating Decision Makers (“CODMs”) are comprised of several members of its executive management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who are responsible for evaluating the Company’s financial performance, managing operations, and allocating capital and resources.

The CODMs regularly review discrete financial information for Builder+, NodeOps, and Imperium, assessing financial performance against gross profit (loss), direct operating expenses, and key financial metrics. These financial reviews direct operational decisions and shape capital deployment strategies for each activity.

While the CODMs evaluate NodeOps, Builder+, and Imperium individually for internal management purposes, NodeOps and Builder+ share common economic characteristics, technological infrastructure, and operational oversight and are therefore aggregated into a single operating segment, Blockchain infrastructure operations, under ASC 280, Segment Reporting. Imperium, which generates revenue through participation in DeFi protocols, is presented as a separate reportable segment, DeFi operations, due to its distinct economic drivers and underlying market characteristics.

Consistent with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company discloses significant segment expenses and other measures that are regularly provided to the CODMs for decision-making purposes. Refer to Note 8 – Segment Reporting for more information.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The Company’s revenues are generated from blockchain-based operations and comprise staking rewards earned from validator node operations (NodeOps), execution-layer transaction fees, priority fees and maximal extractable value (“MEV”) rewards earned from block-building activities (Builder+), and protocol-driven rewards earned from participation in DeFi protocols (Imperium). Substantially all revenues are earned and settled in native digital assets and are measured at fair value on the date earned. See Note 7– Revenues and Cost of Revenues for further information.

Cost of Revenues

Cost of revenues consists primarily of direct expenses incurred in connection with the Company’s blockchain operations, including hosting, infrastructure costs, validator payments, and other direct on-chain costs. See Note 7 – Revenues and Cost of Revenues for further information.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Research and Development

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, Research and Development. R&D costs consist primarily of employee compensation, fees paid to third-party contractors and consultants, data and software costs, and other expenses incurred in connection with the development and evaluation of the Company’s blockchain infrastructure capabilities. These activities include block-building systems and decentralized finance strategies where technological, operational, or economic feasibility has not yet been established.

R&D costs are expensed as incurred. The Company allocates employee compensation to R&D based on management’s estimate of the time devoted to research and development activities during the period.

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

The Company’s significant estimates and assumptions include, but are not limited to the recoverability and useful lives of indefinite life intangible assets, stock-based compensation, the valuation allowance related to deferred tax assets, allocations of compensation and other shared costs among functional expense categories, accruals for employee bonuses and incentives, and the fair value of certain financial instruments, when applicable.

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

In accordance with ASC 815-40, these instruments are measured at fair value upon issuance and at each subsequent reporting period, with changes in fair value recognized in the statements of operations as “Change in fair value of warrant liabilities.” These warrants are classified as Level 3 liabilities within the fair value hierarchy due to the use of unobservable inputs in the valuation model (see Note 6 - Fair Value of Financial Assets and Liabilities).

The Company estimates the fair value of these warrants using a Black-Scholes option pricing model, with key inputs including the Company’s stock price, the warrant exercise price, expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The warrant liability is presented as a current liability on the Company’s balance sheet. As of December 31, 2025, the estimated fair value of these liability-classified warrants was approximately $0.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. Compensation cost is recognized only for those awards that are expected to vest, and previously recognized compensation cost is reversed in the period in which an award is forfeited due to failure to satisfy the applicable vesting conditions.

Share-based payments

Share-based payment arrangements include equity instruments issued in exchange for employee and nonemployee services, including arrangements used to satisfy compensation obligations such as performance-based compensation and director compensation. Awards are measured at the fair value on the estimated grant date and recognized as compensation cost over the requisite service period, unless the award is fully vested at grant, in which case compensation cost is recognized on the grant date.

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

Expected Volatility – The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. For options granted prior to January 1, 2025, historical volatility was based on the most recent volatility of the stock price over a period equivalent to the expected term of the option. For options granted on January 1, 2025, historical volatility is determined using a two-year lookback period. Management selected this approach to better reflect the Company’s current market conditions and exclude periods of non-representative volatility associated with significant changes in the Company’s business, market conditions, and capital structure. The two-year lookback period balances capturing industry and market cycles with avoiding outdated and non-representative data.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units (RSUs)

The Company grants restricted stock and restricted stock units as part of its stock-based compensation arrangements. Restricted stock represents issued common shares that are subject to forfeiture until vesting conditions are satisfied, whereas restricted stock units represent the right to receive common shares upon satisfaction of vesting conditions. Restricted stock and restricted stock units may include service conditions, performance conditions, or market conditions.

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

The Company estimates the fair value of market-based Restricted Stock and RSUs as of the grant date and expected derived term using a Monte Carlo simulation that incorporates pricing inputs covering the period from the grant date through the end of the derived service period.

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

Vesting Hurdle Price – The vesting hurdle prices are determined by taking the vesting Market Cap criteria divided by the shares outstanding as of the valuation dates.1

 Convertible Notes Payable

Convertible notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Upon issuance, the Company evaluates embedded features and freestanding instruments for separate accounting. If applicable, proceeds are allocated between the debt host and any freestanding equity-classified instruments, such as warrants, using a relative fair value method. Issuance costs and any original issue discount are recorded as a reduction to the carrying amount of the debt and amortized over the term of the notes using the effective interest method. Interest expense includes both cash interest and amortization of debt discounts.

Defi Lending Arrangements

The Company accounts for DeFi lending and borrowing arrangements, such as those executed through the Aave protocol, in accordance with ASC 470, Debt.

Borrowings

When the Company borrows digital assets under a DeFi protocol, the arrangement is recognized as a financial liability measured at the principal amount of the borrowed tokens, net of repayments, in accordance with ASC 470. Such borrowings are presented on the balance sheet as Loans payable – DeFi protocol.

Borrowings are collateralized by the Company’s digital assets, such as ETH, which are deposited into protocol-specific smart contracts as collateral. The deposited collateral remains recorded on the balance sheet within Digital assets, as the Company retains both custody and beneficial ownership. Collateralized assets are considered restricted while serving as security for DeFi borrowings and are disclosed as such in the notes to the financial statements.

Fair value measurement of the collateralized ETH follows the guidance in ASC 820, Fair Value Measurement. Although the ETH is restricted and subject to liquidation risk, the Company continues to account for the underlying asset at fair value under ASC 350-60, Intangibles – Digital assets.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Interest expense

Interest or borrowing costs accrued under DeFi lending arrangements are recognized over the borrowing term and presented as Interest Expense in the statements of operations. Any rewards earned from the Company’s separate participation as a liquidity provider or protocol participant (e.g., Imperium) is recognized as revenue under DeFi revenues rather than interest income.

Dividends

Dividends are recognized when approved by the Board of Directors and payable to stockholders. Cash dividends are recorded at the declared amount, and noncash dividends, including distributions settled in Ethereum, are measured at the fair value of the assets to be distributed when the dividend payable is recorded, with any difference upon settlement recognized in the statements of operations under Loss on settlement of dividend payable. Dividends subject to conditions or participation rights contingent upon conversion of outstanding convertible notes are not recorded until the obligation becomes determinable and payable.

Share Repurchases

Share repurchases are accounted for under the retirement method and are retired upon acquisition and removed from issued and outstanding shares. The excess of repurchase price over the carrying value of the shares retired is recorded as a reduction of additional paid-in capital or retained earnings.

Advertising Expense

Advertisement costs are expensed as incurred and included in Marketing expenses.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income or loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares consist of the Company’s restricted stock units, restricted common stock, stock options, warrants, and shares issuable upon conversion of outstanding convertible notes.

For periods when the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of potentially dilutive securities would be anti-dilutive. For periods in which the Company reports net income, diluted net income per share includes the effect of dilutive potential common shares, if any.

The Company reported net losses for the years ended December 31, 2025 and 2024. The following potentially dilutive securities were excluded from the computation of diluted loss per share during the 2025 and 2024 periods of net loss, as their effect would have been anti-dilutive:

	As of December 31,
	2025	2024
Warrants to purchase common stock	2,124,066	712,500
Options	2,002,395	1,302,500
Non-vested restricted stock unit awards	-	1,140,971
Non-vested restricted common stock	478,375	270,794
Shares issuable upon conversion of convertible notes	2,107,757	-
Total	6,712,593	3,426,765

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODMs, requiring disclosure of the title and position of the CODMs and explanation of how the reported measures of segment profit and loss are used by the CODMs in assessing segment performance and a location of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 8 – Segment Reporting, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODMs.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption expanded the Company’s income tax disclosures within Note 14 – Income Taxes and did not have a material impact on the Company’s financial statements.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Digital Assets (Fair Value)

The following tables present the Company’s digital assets held as of December 31, 2025 and 2024:

	As of December 31,
	2025			2024
Asset	Tokens	Cost	Fair Market Value	Tokens	Cost	Fair Market Value
Ethereum (ETH)	70,787	$215,218,888	$210,592,607	9,060	$12,958,468	$30,198,638
BNB Chain (BNB)	167	162,148	168,644	-	-	-
Rocket Pool (RPL)	640	6,774	3,001	599	6,715	6,779
Cosmos (ATOM)	-	-	-	322,547	5,234,713	1,995,181
Solana (SOL)	-	-	-	7,038	486,861	1,329,855
Avalanche (AVAX)	-	-	-	19,085	1,168,537	678,454
Axie Infinity (AXS)	-	-	-	83,546	2,065,637	517,820
NEAR Protocol (NEAR)	-	-	-	86,650	199,237	424,934
Akash (AKT)	-	-	-	142,090	127,448	396,659
Kusama (KSM)	-	-	-	8,440	1,442,829	277,773
Kava (KAVA)	-	-	-	372,126	1,104,360	164,889
Polkadot (DOT)	-	-	-	9,904	147,699	65,701
Total		$215,387,810	$210,764,252		$24,942,504	$36,056,683

(1)	As of December 31, 2025, the Company’s ETH holdings included:

(a)	Approximately 10,304 ETH staked to validator nodes with an approximate fair market value of $30,654,000, presented in Digital assets – staked; and
(b)	Approximately 59,737 Aave aEthWETH tokens representing wrapped ETH deployed in DeFi protocols and serving as collateral for outstanding DeFi borrowings, with a fair market value of approximately $177,718,000. The underlying ETH remains recognized within Digital assets - DeFi at fair value on the balance sheet. Although the associated aEthWETH tokens reside in the Company’s wallets, they are subject to protocol-enforced restrictions while the related borrowing is outstanding.

As described in Note 3, the Company classifies its digital assets by operational use into three categories:

Category	December 31, 2025	December 31, 2024
Digital assets – treasury	2,388,607	646,539
Digital assets – DeFi	177,718,244	-
Digital assets – staked	30,657,401	35,410,144
Total digital assets	210,764,252	36,056,683

Category Descriptions

●	Digital assets – treasury represent unencumbered digital assets maintained for liquidity and general corporate purposes.
●	Digital assets – DeFi represent digital assets deployed in DeFi protocols, primarily Aave, for lending and liquidity provision. When ETH is deposited into Aave, the protocol issues an equivalent amount of Wrapped Aave ETH (“WAETH”) to the Company’s wallet. Management concluded under ASC 610-20 that these transactions do not constitute exchanges and that the underlying ETH remains recognized at fair value.
●	Digital assets – staked represent digital assets actively deployed in validator operations to earn staking rewards. These assets are subject to protocol lock-ups and governance risks.

Fair Value Measurement

All categories of digital assets are valued using quoted prices in active markets for identical assets and are therefore classified as Level 1 within the fair-value hierarchy (see Note 6 – Fair Value of Financial Assets and Liabilities). Encumbrances arising from staking or DeFi deployments do not affect fair-value classification because such restrictions are entity-specific and do not influence observable market pricing.

Unrealized gains and losses on digital assets represent the period-over-period change in the fair value of digital assets held by the Company and are recognized in earnings in the period in which the change occurs.

Activity Rollforward

The following table presents a roll forward of the Company’s digital assets activities for the years ended December 31, 2025 and 2024:

December 31, 2024 - Fair Market Value	$36,056,683
Additions and purchases of digital assets	201,348,417
Digital asset rewards earned from blockchain infrastructure and DeFi operations	16,479,644
Sales of digital assets	(4,362,106)
Digital asset payments	(14,299,606)
Dividends distributions paid in ETH	(548,720)
Digital asset fees	(12,284)
Realized gains on sale of digital assets	612,975
Realized losses on sale of digital assets	(8,797,444)
Unrealized gain (loss) on digital assets	(15,713,307)
December 31, 2025 - Fair Market Value	$210,764,252

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Digital Assets (Non-Fungible and Other Intangible Digital Assets)

The Company holds certain digital assets that are accounted for as indefinite-lived intangible assets, which primarily consist of NFTs.

As of December 31, 2025, the carrying value of these assets was approximately $42,000 and accumulated impairment losses totaled approximately $150,000.

Activity Rollforward

The following table presents the activity of the Company’s digital assets accounted for as indefinite-lived intangible assets:

December 31, 2024 – Carrying Value	$-
Purchases	191,256
Impairment losses	(149,566)
December 31, 2025 – Carrying Value	$41,690

Impairment losses of approximately $150,000 were recognized during the year ended December 31, 2025 and are included in Impairment loss on non-fungible tokens in the statements of operations.

Note 6 - Fair Value of Financial Assets and Liabilities

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

The Company’s digital assets (treasury, DeFi, and staked) are measured at fair value in accordance with ASC 350-60 using quoted prices in active markets for the underlying tokens, primarily on major digital-asset exchanges. These quoted prices represent Level 1 inputs within the fair-value hierarchy.

Encumbrances resulting from staking lock-ups or DeFi collateralization do not affect classification within the fair-value hierarchy because such restrictions are entity-specific and do not impact the market prices of the respective tokens available to other market participants. Accordingly, all of the Company’s digital assets are classified as Level 1.

Other financial instruments, including cash and cash equivalents, stablecoins, accounts and other receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025 and 2024:

	Fair Value Measured at December 31, 2025
	Balance at December 30,		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025		(Level 1)	(Level 2)	(Level 3)
Assets
Digital Assets	$210,764,252		$210,764,252	$-	$-
Investments	600,000		-	-	600,000
Total Assets	$211,364,252		$210,764,252	$-	$600,000
Liabilities
Warrant Liabilities	$-	*	$-	$-	$-

	Fair Value Measured at December 31, 2024
	Balance at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Assets	$36,056,683	$36,056,683	$-	$-
Investments	100,000	-	-	100,000
Total Assets	$36,156,683	$36,056,683	$-	$100,000
Liabilities
Warrant Liabilities	$267,900	$-	$-	$267,900

*	Amount presented rounds to zero.

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Level 3 Valuation Techniques

Level 3 financial assets consist of private equity investments for which there is no current public market for these securities such that the determination of fair value requires significant judgment or estimation. As of December 31, 2025 and 2024, the Company’s Level 3 investments were carried at original cost of the investments, with a value of $600,000 and $100,000, respectively. The Company has elected to apply the measurement alternative under ASC 321, Investments—Equity Securities, for these investments.

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

The Warrants require, at the option of the holder, a net-cash settlement following certain fundamental transactions (as defined in the Warrants). At the time of issuance, the Company maintained control of certain fundamental transactions and as such the Warrants were initially classified in equity. As of December 31, 2025, the Company no longer maintained control of certain fundamental transactions because it did not hold a majority of shareholder voting power. As such, the Company may be required to cash settle the Warrants if a fundamental transaction occurs which is outside the Company’s control. Accordingly, the Warrants are classified as liabilities. The Warrants have been recorded at their fair value using the Black-Scholes valuation model, and will be recorded at their respective fair value at each subsequent balance sheet date. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as volatility.

The Warrants require the issuance of registered shares upon exercise, and do not expressly preclude an implied right to cash settlement and are therefore accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the balance sheet as a current liability. As of December 31, 2025, the estimated fair value of these liability-classified warrants was approximately $0.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy at the date of issuance and, as of December 31, 2025 and 2024, is as follows:

	December 31, 2025	December 31, 2024
Risk-free rate of interest	3.67%	4.16%
Expected volatility	93.73%	120.67%
Expected life (in years)	0.17	1.17
Expected dividend yield	-	-

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2025 and 2024, that are measured at fair value on a recurring basis:

	Fair Value of Level 3 Financial Assets
	December 31,	December 31,
	2025	2024
Beginning balance	$100,000	$100,000
Purchases	500,000	-
Unrealized appreciation (depreciation)	-	-
Ending balance	$600,000	$100,000

	Fair Value of Level 3 Financial Liabilities
	December 31,	December 31,
	2025	2024
Beginning balance	$267,900	$213,750
Fair value adjustment of warrant liabilities	(267,900)	54,150
Ending balance	$ -*	$267,900

*	Amount presented rounds to zero.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Revenues and Cost of Revenues

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

The Company’s revenues are generated from blockchain-based operations and comprise three primary sources: (i) staking rewards earned from validator node operations (NodeOps); (ii) execution-layer transaction fees, priority fees, and MEV rewards earned from block-building activities (Builder+); and (iii) protocol-driven rewards earned from participation in DeFi protocols (Imperium). Revenues from NodeOps and Builder+ are aggregated and presented as Blockchain infrastructure revenues, while revenues from Imperium are presented separately as DeFi revenues in the statements of operations.

The transaction consideration the Company receives in the form of native digital assets, such as ETH or other network tokens, represents non-cash consideration at fair value on the date the digital assets are earned.

Collectively, these activities represent the outputs of the Company’s ordinary blockchain infrastructure operations and are measured at the fair value of the digital assets earned at the time each performance obligation is satisfied.

NodeOps

The Company engages in network-based smart contracts by running its own digital assets validator nodes as well as by staking (or “delegating”) digital assets directly to both its own validator nodes and nodes run by third-party operators. Through these contracts, the Company provides digital assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and typically lasts from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the digital assets staked remain locked up during the duration of the smart contract.

In exchange for staking the digital assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed digital assets award earned from the network when delegating to the Company’s own node and is entitled to a fractional share of the network-determined digital assets award a third-party node operator receives (less digital assets transaction fees payable to the node operator, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is proportionate to the digital assets staked by the Company compared to the total digital assets staked by all Delegators to that node at that time.

On blockchain networks on which the Company operates a validator node, the Company may earn a validator node fee (“Validator Fee”) based on the digital asset rewards generated by those validator nodes.

Token rewards earned from staking, as well as tokens earned as Validator Fees, are calculated and distributed directly to BTCS digital wallets by the blockchain networks as part of their consensus mechanisms.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

Builder+

The Company earns revenue by participating as a Builder on blockchain networks that have implemented a proposer-builder separation (“PBS”) framework, including Ethereum and Binance Smart Chain (“BSC”). In these roles, the Company bundles and proposes transaction blocks for submission to network Validators (“block building”), and is compensated when its blocks are selected, proposed, and successfully finalized on the applicable network.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Binance Smart Chain (BSC) Block Building

The Company also operates as a Builder on Binance Smart Chain (“BSC”), which uses a Proof-of-Staked-Authority (“PoSA”) consensus and a distinct block-building and reward structure. The native token of BSC is BNB, which is used for both transaction fees and transaction-based payments.

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

Imperium

Beginning in 2025, the Company expanded its blockchain infrastructure operations to include DeFi activities under its Imperium business line. Through Imperium, the Company participates directly in DeFi ecosystems by deploying digital assets, including ETH and stablecoins, into smart contract-based protocols that facilitate decentralized lending, liquidity provision, and other on-chain financial services.

When the Company deposits ETH into a DeFi protocol, such as Aave, the ETH is converted into a tokenized representation (for example, Aave Wrapped ETH, “WETH” or “aEthWETH”) that represents the Company’s on-chain deposit position and entitles it to earn variable digital assets rewards (e.g., ETH). These rewards accrue continuously based on protocol activity, supply-and-demand dynamics, and utilization of the Company’s deployed assets within the lending pool.

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

Revenues earned through Imperium are classified as DeFi revenues in the statements of operations. The Company is considered the principal in these transactions because it controls the deployed digital assets, bears protocol and market risks (including smart-contract, liquidity, and liquidation risk), and earns consideration directly from the protocol rather than through an intermediary.

Disaggregation of Revenues

The following table summarizes the revenues earned from the Company’s operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Blockchain infrastructure revenues
NodeOps	$2,058,971	$1,620,305
Builder+	13,118,696	2,453,213
Total blockchain infrastructure revenues	15,177,667	4,073,518
DeFi revenues (Imperium)	$1,313,917	-
Total revenues	$16,491,584	$4,073,518

Cost of Revenues

The Company’s cost of revenues primarily consists of direct expenses incurred in connection with its blockchain operations, including NodeOps, Builder+ and Imperium activities.

Blockchain Infrastructure Operations (NodeOps and Builder+)

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation and block construction on blockchain networks. These costs include cloud-based server hosting expenses related to our validator nodes and Builders, allocated employee compensation related to the monitoring, maintenance and support operations.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Additionally, for Ethereum block building, cost of revenues includes Validator Payments made by the Company’s Builder to Validators as compensation for proposing constructed blocks. These are fixed amounts embedded within the proposed blocks and are paid only when the block is successfully finalized on-chain.

For Binance Smart Chain (“BSC”) block building, although the Builder does not receive the transaction fees attached to the bundled transactions included in a finalized block, it must still compete for inclusion by proposing an additional bid, structured as a self-transaction, that specifies extra fees intended to incentivize the Validator to select its block. This self-transaction results in a direct payment to the Validator’s coinbase address. These Builder-specified bids are separate from the transaction fees attached to user transactions and represent incremental value added by the Builder intended to increase the likelihood of block inclusion. The Company records these Builder-specified bid payments as cost of revenues, as they are a direct cost of fulfilling the block-building performance obligations under the BSC block-building arrangement in accordance with ASC 606.

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

Disaggregation of Cost of Revenues

The following table further details the costs of revenues for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Cost of blockchain infrastructure revenues
Cost of staking revenues (NodeOps)	$75,892	$186,669
Cost of block-building revenues (Builder+)	14,393,462	2,940,840
Total cost of blockchain infrastructure revenues	14,469,354	3,127,509
Cost of DeFi revenues (Imperium)	12,300	-
Total cost of revenues	$14,481,654	$3,127,509

Note 8 – Segment Reporting

The Company operates within a single reportable segment under ASC 280, Segment Reporting, focused on blockchain based revenue generation through its blockchain infrastructure and DeFi operations.

Within this reportable segment, the Company’s operations are organized around three primary business lines that represent distinct revenue-generating activities:

1.	Validator Node Operations (“NodeOps”) – earns ETH-denominated staking rewards and validator fees from operating validator nodes that secure proof-of-stake blockchain networks.

2.	Block Building (“Builder+”) – generates execution-layer transaction fees and MEV rewards from the construction and submission of optimized transaction blocks to validators on Ethereum and Binance Smart Chain (BSC).

3.	DeFi Operations (“Imperium”) – represents the Company’s decentralized finance activities, including liquidity provision and other on-chain DeFi operations, through which the Company earns protocol-denominated rewards for supplying digital asset liquidity to decentralized markets.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODM, for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
	NodeOps	Builder+	Imperium	Total
Revenues	$2,058,971	$13,118,696	$1,313,917	$16,491,584
Less: Cost of revenues
Validator payments	$-	$14,267,694	$-	$14,267,694
Cloud and server hosting costs	43,665	51,590	-	95,255
Compensation costs	29,579	52,160	12,300	94,039
Third-party support costs	2,648	22,018	-	24,666
Gross profit (loss)	$1,983,079	$(1,274,766)	$1,301,617	$2,009,930

	For the Year Ended December 31, 2024
	NodeOps	Builder+	Imperium	Total
Revenues	$1,620,305	$2,453,213	$-	$4,073,518
Less: Cost of revenues
Validator payments	$-	$2,765,735	-	$2,765,735
Cloud and server hosting costs	142,187	125,149	-	267,336
Compensation costs	30,372	48,770	-	79,142
Third-party support costs	14,110	1,186	-	15,296
Gross profit (loss)	$1,433,636	$(487,627)	$-	$946,009

The following table reconciles total segment gross profit to net income (loss):

	For the Year Ended December 31,
	2025	2024
Gross profit	2,009,930	946,009
Total operating expenses	(31,902,502)	(2,191,033)
Other income (expense)	(3,460,861)	(26,150)
Net income (loss)	$(33,353,433)	$(1,271,174)

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 9 - Stockholders’ Equity

Performance-Based Compensation

The Company maintains performance-based incentive compensation programs for officers and employees, which may be settled in cash, shares of common stock, stock options, or a combination thereof, as approved by the Board of Directors. Compensation expense related to performance-based bonuses is recognized in the period in which the applicable performance conditions are achieved or deemed probable. Amounts accrued but not yet settled are recorded within Accrued compensation on the balance sheets until payment or issuance.

Accrued compensation included approximately $1,609,000 and $3,907,000 related to performance-based bonus accruals as of December 31, 2025 and 2024, respectively.

Common Stock

As of December 31, 2025, the Company had 975,000,000 shares of Common Stock, $0.001 par value, authorized, of which 46,852,737 shares were issued and outstanding.

At The Market Offering Agreement

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time, shares of the Company’s Common Stock through H.C. Wainwright, as agent. Initially, the aggregate offering price of shares issuable under the ATM Agreement was $98,767,500 registered pursuant to the Company’s Form S-3 registration statement that became effective in September 2021.

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

During the year ended December 31, 2025, the Company sold a total of 26,394,414 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $139,437,000 at an average selling price of $5.28 per share, resulting in net proceeds of approximately $135,161,000 after deducting commissions and other transaction costs.

During the year ended December 31, 2024, the Company sold a total of 2,021,361 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $6,905,000 at an average selling price of $3.42 per share, resulting in net proceeds of approximately $6,682,000 after deducting commissions and other transaction costs.

Share Repurchase Program

On September 4, 2025, the Company’s Board approved a share repurchase program authorizing the Company to repurchase up to $50 million of its common stock over a three-year period. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, in such quantities, at such prices, and in such manner as determined by the Company’s Chief Executive Officer consistent with the Board’s authorization. Repurchases will be conducted in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and applicable state law. The Company has engaged H.C. Wainwright & Co., LLC as the sole broker to implement the program. In addition: (i) no repurchases may occur at a price per share greater than the current fair market value of the Company’s digital assets and cash divided by its outstanding common shares, as determined in good faith by the CEO; and (ii) repurchases may not occur if the purchase price is less than a 25% discount to any limit orders in any 10b5-1 plan of a named executive officer, or within 20 calendar days of any market-based order under any such plan. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or discontinued at any time.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

During the year ended December 31, 2025, the Company repurchased and retired 888,677 shares of its common stock for an average purchase price of $4.48. As of December 31, 2025, approximately $46,000,000 remained available for repurchases under the authorization.

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

For the year ended December 31, 2025, 64,017 shares of common stock approximating $150,000 were issued to independent directors related to the quarterly approved issuances. For the year ended December 31, 2024, 87,498 shares of common stock approximating $136,000 were issued to independent directors related to the quarterly approved issuances.

Shares Issued in Lieu of Cash Compensation

On September 12, 2024, the Board approved a resolution to allow all employees, officers, and directors of the Company to elect to receive up to three months of their cash compensation in advance in the form of restricted common stock. This decision aimed to prevent disruptions in operations that could arise from the need to liquidate assets to meet upcoming cash requirements. On September 13, 2024, in a collective effort to support the Company’s operations and strategy, all employees, directors, and officers (collectively 9 individuals) accepted part of their compensation as equity. This resulted in the issuance of 380,399 restricted common stock shares approximating $430,000. Of the shares issued, 32,429 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 347,970 shares.

No shares were issued in lieu of cash compensation during the year ended December 31, 2025.

Performance Bonus Payments

For the year ended December 31, 2025, the Company issued 329,110 shares of common stock to officers and employees in January 2025 as part of the settlement of accrued bonus compensation earned for the year ended December 31, 2024. The total fair value of the shares issued was approximately $813,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 33,731 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 295,379 shares of common stock.

For the year ended December 31, 2024, the Company issued 414,148 shares of common stock to officers and employees in January 2024 as part of the settlement of accrued bonus compensation earned for the year ended December 31, 2023. The total fair value of the shares issued was approximately $675,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 43,220 shares were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 370,928 shares of common stock.

Bonus shares

On December 12, 2024, the Board of Directors approved the issuance of 12,500 shares of restricted common stock to a non-executive employee as a discretionary bonus. These shares will vest in equal instalments over five years, with 2,500 shares vesting at the end of each calendar year, beginning December 31, 2025, and continuing through December 31, 2029.

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

On September 6, 2024, at the 2024 Annual Meeting the Company’s stockholders voted to approve an amendment to the Certificate of Designation of the Series V to provide the Board the discretion to convert each share of the Series V into one share of Common Stock. As of December 31, 2025, the Board has not filed the amendment or elected to convert any Series V shares.

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

As of December 31, 2025, a total of 278,375 restricted shares of Series V Preferred Stock were issued and outstanding, of which 49,208 shares remain subject solely to time-based vesting conditions, which extend over a one- to three-year period, with full vesting expected by December 31, 2027.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was effective on January 1, 2021 and approved by shareholders on March 31, 2021 and amended on June 13, 2022. The Company received shareholder approval on July 11, 2023 to increase the authorized amount under the 2021 Plan from 7,000,000 shares to 12,000,000 shares. As of December 31, 2025, 3,844,534 shares remain available for future grants under the 2021 Plan. The Company anticipates seeking to increase the authorized shares under the 2021 Plan at the 2026 Annual Stockholders Meeting.

Options

The Company grants stock options to employees and officers under its equity incentive plans as part of its overall compensation and retention strategy. Stock options are generally granted with service-based vesting conditions and contractual terms of up to seven years.

During the year ended December 31, 2025, stock options were granted primarily in connection with: (i) the settlement of performance-based bonuses earned for fiscal year 2024 and paid in equity in January 2025; (ii) sign-on and retention equity awards granted to new employees; and (iii) performance-based option awards granted upon achievement of specified milestones under the Company’s 2025 Annual Compensation Incentive Plan (“ACIP”). In addition, stock options were approved in January 2026 in satisfaction of performance bonuses earned for fiscal year 2025; however, those awards are not reflected in the option activity presented below, as they were granted subsequent to December 31, 2025.

Stock options granted in August 2025 in connection with the achievement of a liquidity performance milestone under the ACIP are subject to a one-year service vesting condition and cliff-vest on December 31, 2026. Stock options granted throughout the year for employee compensation and retention purposes generally vest over the applicable service periods specified in the related award agreements.

A summary of options activity under the Company’s stock option plan for the years ended December 31, 2025 and 2024 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Employee options granted	1,918,053	2.84	4,500	6.3
Employee options exercised	(1,100,000)	1.90	-	-
Employee options expired	(68,158)	2.47	-	-
Employee options forfeited	(50,000)	1.40	-	-
Options outstanding as of December 31, 2025	2,002,395	$2.84	$460,715	5.6
Options vested and exercisable as of December 31, 2025	1,338,910	$2.52	$298,490	5.8

Option exercises during fiscal year 2025 primarily related to cashless exercises of vested options, and option forfeitures and expirations reflect unvested and vested awards, respectively, that were cancelled in connection with employee departures in the ordinary course of business.

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2025 and 2024, using the Black-Scholes model:

	For the Year Ended December 31,
	2025	2024
Exercise price	$2.79	$1.52
Term (years)	6.65	5.00
Expected stock price volatility	115.79%	141.86%
Risk-free rate of interest	4.08%	4.50%

These assumptions are consistent with the methods described in Note 3 – Summary of Significant Accounting Policies.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

RSUs

On December 29, 2023, upon recommendation of the Compensation Committee, the Board approved the grant of 50,000 RSUs to each of its current executive officers (Messrs. Allen, Handerhan, Prevoznik and Paranjape), effective January 1, 2024. The RSUs granted vest annually over a 5-year period (10,000 per year) with the first vesting date of December 31, 2024 and each subsequent vesting on the one-year anniversary of the first vesting date, subject to continued employment on each applicable vesting date.

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

LTI RSU Issuances (2022)

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

In addition to the market capitalization thresholds, certain of these LTI RSUs were also subject to continued service requirements, such that vesting required both achievement of the applicable market capitalization condition and satisfaction of the related time-based vesting criteria.

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

LTI RSU Issuances (2025)

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

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Accelerated Vesting of RSUs and Conversion to Restricted Common Stock

2024 Accelerated Vesting

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

2025 Accelerated Vesting

On January 13, 2025, the Company accelerated the vesting of all previously outstanding LTI RSUs, totaling 1,170,834 RSUs granted to executive officers and employees. These RSUs were settled through the issuance of restricted shares of Common Stock. Because a portion of these RSUs were entitled to the previously declared Series V preferred stock dividend, 1,020,834 restricted shares of Series V were concurrently issued, in the same proportion as the related restricted Common shares, to maintain dividend equivalency under the original RSU terms.

The restricted shares of Common Stock and Series V preferred stock issued upon acceleration remain subject to the original market capitalization-based performance conditions and applicable time-based vesting schedules, which range from one to five years.

Vesting of Certain Long-Term Incentives

2024 Vesting

On December 12, 2024, the Company determined that the market capitalization vesting condition for the $50 million threshold had been satisfied. Under the applicable award agreements, vesting required the Company to maintain a market capitalization in excess of $50 million for 30 consecutive days.

As a result, 342,082 shares of Common Stock and 342,082 shares of Series V Preferred Stock, became fully vested in accordance with their terms. Of the common stock, 45,479 shares of common stock were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 296,603 shares of common stock.

In addition, the Company determined that 38,242 restricted shares of common stock and 38,242 restricted shares of Series V were issued as a result of achieving the performance milestone under the LTI plan. These restricted shares remain subject to time-based vesting conditions and will vest over a two-year period, with full vesting expected by December 31, 2026.

2025 Vesting

On August 7, 2025, the Company determined that the market capitalization vesting condition for certain previously granted LTI awards had been satisfied. Under the applicable award agreements, vesting required the Company to maintain a market capitalization in excess of $100 million for 30 consecutive days.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Additionally, on August 15, 2025, the Company determined that the market capitalization vesting condition for certain previously granted LTI awards had been satisfied. Under the applicable award agreements, vesting required the Company to maintain a market capitalization in excess of $150 million for 30 consecutive days.

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

On December 31, 2025, the Company determined that the time-based vesting conditions for certain previously granted LTI awards had been satisfied. As a result, 86,705 shares of Common Stock and 44,205 shares of Series V Preferred Stock, originally issued on January 13, 2025, upon conversion of vested RSUs into restricted equity, became fully vested in accordance with their terms. These shares, previously classified as restricted Common Stock and restricted Series V Preferred Stock, were reclassified to outstanding Common Stock and Series V Preferred Stock, respectively.

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

In accordance with ASC 718, Compensation—Stock Compensation, the Company reversed approximately $812,000 of previously recognized stock-based compensation expense during the year ended December 31, 2025. No further expense will be recognized for these forfeited awards.

RSU Activity Summary

The following table summarizes RSU activity under the 2021 Plan for the years ended December 31, 2025 and 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,606,373	$3.25
Granted	300,000	1.71
Vested	(445,350)	3.13
Vested and converted to restricted common shares	(220,052)	2.01
Forfeited	(100,000)	1.63
Nonvested as of December 31, 2024	1,140,971	$3.27
Granted	150,000	2.47
Vested	-	-
Vested and converted to restricted common shares	(1,170,834)	3.05
Forfeited	(120,137)	4.37
Nonvested as of December 31, 2025	-	$-

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Restricted Shares of Common Stock Activity Summary

The following table summarizes restricted Common Stock activity under the 2021 Plan for the years ended December 31, 2025 and 2024:

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2023	-
Converted from restricted stock units	258,294
Granted	12,500
Outstanding and nonvested as of December 31, 2024	270,794
Converted from restricted stock units	1,170,834
Vested	(500,593)
Forfeited	(462,660)
Outstanding and nonvested as of December 31, 2025	478,375

Stock-based Compensation

Stock-based compensation expenses are recorded as a part of general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expenses for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31,
	2025	2024
Employee stock option awards	$605,070	$2,973,503
Employee restricted stock awards	451,840	1,188,963
Forfeiture of employee restricted stock unit and share awards	(549,840)	-
Employee share-based salary payments	-	1,176,679
Non-employee restricted stock awards	150,006	165,011
Total stock-based compensation	$657,076	$5,504,156

As of December 31, 2025, the Company had approximately $2,836,000 of unrecognized stock-based compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 0.69 years and $271,264 of unrecognized stock-based compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2025 and 2024:

Number of Warrants
Outstanding as of December 31, 2023	712,500
Expiration of warrants	-
Outstanding as of December 31, 2024	712,500
Issuance of warrants in connection with convertible note	2,781,291
Exercised	(1,369,725)
Outstanding as of December 31, 2025	2,124,066

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Debt

Loans Payable – Defi Protocol

The Company participates in decentralized finance (DeFi) borrowing activity through Aave, a smart contract–based protocol that facilitates overcollateralized loans backed by digital assets. Borrowings have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms. Loans are subject to full or partial liquidation if the loan’s health factor falls below a protocol-defined minimum threshold, generally 1.0x. Such liquidation events could result in material losses and the Company has no recourse against the protocol or any counterparty in the event of liquidation, technical failure, smart contract vulnerabilities, or oracle manipulation. The health factor is calculated based on the value of the collateral relative to the loan balance and Aave’s liquidation threshold, which is generally 80% for ETH collateral. As of December 31, 2025, the Company has not experienced any full or partial liquidation events related to these borrowings.

During the year ended December 31, 2025, the Company borrowed an aggregate of approximately $122,947,000 which includes borrowings issued in connection with an on-chain debt refinancing transaction executed during the third quarter. In that transaction, the Company utilized Aave’s flash loan functionality to extinguish approximately $1,500,000 in outstanding USDT-denominated debt and simultaneously issue an equivalent amount of new borrowings denominated in GHO, Aave’s native overcollateralized stablecoin token, at a lower variable interest rate. Due to substantive differences in the borrowing terms, including a change in the underlying asset and revised rate structure, the transaction was accounted for as a debt extinguishment under ASC 470-50, and the Company recognized a loss on extinguishment of debt of approximately $9,000 during the period. The Company also repaid approximately $61,447,000 in principal during the period.

The following table summarizes the Company’s Defi borrowing activity during the year ended December 31, 2025:

For the Year Ended December 31, 2025
Beginning balance – January 1, 2025	$-
Proceeds from DeFi borrowings	122,947,000
Addition of debt (via swap)	1,500,000
Extinguishment of debt (via swap)	(1,500,000)
Repayments of principal	(61,447,000)
Ending balance – December 31, 2025	$61,500,000

As of December 31, 2025, the Company’s outstanding borrowings consisted primarily of USD-pegged stablecoins, including USDT and GHO, obtained through the Aave protocol. The use of USD-pegged tokens does not materially impact the economic characteristics or risk profile of the borrowings.

As of December 31, 2025, the Company had approximately 59,737 Aave aEthWETH tokens representing wrapped ETH deployed within DeFi protocols and serving as collateral for outstanding borrowings, with a fair value of approximately $177,718,000. These assets remain recorded as ETH within Digital assets - DeFi on the balance sheet in accordance with ASC 350-60 and are measured at fair value using quoted prices in active markets (Level 1 inputs under ASC 820). See Note 3 – Summary of Significant Accounting Policies and Note 4 – Digital Assets for further detail regarding the accounting treatment and classification of these assets.

The loans accrue interest at variable rates determined by Aave’s on-chain interest-rate model, which automatically adjusts based on market utilization and liquidity conditions. These rates are published and updated in real-time on the Aave protocol’s website.

For the year ended December 31, 2025, the Company recognized approximately $1,454,000 in interest expense, of which approximately $225,000 remained unpaid and is included in Accrued interest payable on the balance sheet at period end.

The Board has approved the use of Aave for borrowing activities, subject to a maximum loan-to-value (“LTV”) ratio and debt-to-asset (“DTA”) coverage limitation of 40% at the time of borrowing. The Board also approved temporary exceedances of these limitations for operational purposes, provided such exceedances do not exceed two days.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

The Notes are convertible into shares of the Company’s common stock at conversion prices of $5.85 and $13.00 per share for the May Notes and July Notes, respectively, mature twenty-four months from their issuance dates, accrue interest at an annual rate of 6% payable quarterly in either cash or freely tradable shares at the Company’s election, contain a 4.99% beneficial ownership conversion limitation (subject to increase to 9.99% upon 61 days notice), and are secured by substantially all of the Company’s assets, excluding Ethereum deposited as collateral for USDT borrowings on Aave and certain other customary exclusions. In connection with the July Offering, the Company agreed not to amend the conversion terms of its Series V Preferred Stock for a period of 18 months while the July Notes remain outstanding.

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

Interest Expense

For the year ended December 31, 2025, the Company recognized total interest expense of approximately $3,518,000, which includes contractual interest, the amortization of debt discounts and issuance costs using the effective interest method , and variable interest on DeFi loans.

Of this amount, approximately $567,000 related to contractual interest on the Company’s convertible notes, approximately $1,497,000 represented non-cash amortization of debt discount and issuance costs, and approximately $1,454,000 related to interest incurred on DeFi borrowings. The Company paid approximately $1,796,000 of interest in cash and stablecoins during the period, with the remainder representing non-cash or accrued amounts.

Note 11 – Dividends and Capital Distributions

Dividends Declared and Paid

On August 1, 2025, the Board approved, and on August 18, 2025 the Company announced, a special dividend of $0.05 per share (the “Bividend”), payable to stockholders of record as of the close of business on September 26, 2025. Holders of the Company’s common stock may elect to receive the Bividend in either cash or ETH, while holders of the Company’s Series V Preferred Stock are entitled to receive the Bividend solely in cash.

The total dividend declared was approximately $3,176,000, paid in October 2025 through aggregate cash payments of approximately $2,680,000 and distributions of approximately 123 ETH to stockholders who elected ETH. Any difference between the fair value of ETH measured on the record date and the settlement date related to the Bividend was recognized in the statements of operations as a loss on settlement of dividend payable.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Convertible Notes Eligible for Capital Distributions – Contingent Liability

As of December 31, 2025, the Company had outstanding convertible notes that provide holders the right, upon any subsequent conversion of such notes, to participate in dividends or other distributions on the Company’s common stock declared during the period the notes are outstanding, to the same extent as if the notes had been converted immediately prior to the record date of such distribution.

As of December 31, 2025, there were 2,107,757 shares of common stock underlying the outstanding convertible notes that would be entitled to the dividend payments if converted in accordance with the note terms, representing a potential contingent distribution totaling approximately $105,000. Because the obligation to deliver such distributions is contingent upon future conversions, no liability has been recorded as of December 31, 2025, in accordance with ASC 450-20, Contingencies.

Loyalty Payment – Contingent Liability

In addition, the Board authorized a one-time loyalty payment of $0.35 per share (the “Loyalty Payment”), payable solely in ETH. The Loyalty Payment is available only to holders of common stock of record on September 26, 2025 who (i) completed the required ETH Opt-In and (ii) maintained their shares at the Company’s transfer agent through January 26, 2026. Holders of Series V Preferred Stock, as well as the Company’s officers, employees, and directors, were not eligible for the Loyalty Payment.

As of December 31, 2025, approximately 3,844,190 shares of common stock had completed the opt-in process and remained eligible for the Loyalty Payment. Because eligibility was contingent upon continued ownership through January 26, 2026, no liability was recorded as of December 31, 2025, in accordance with ASC 450-20.

In February 2026, following confirmation of eligible shares, the Company settled the Loyalty Payment through the distribution of approximately 329 ETH, with an aggregate fair value of approximately $723,000 at the time of distribution.

For both the Bividend and the Loyalty Payment, the number of ETH per share was fixed based on the ETH/USD exchange rate as of the September 26, 2025 record date.

Note 12 – Employee Benefit Plans

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, employees may elect to defer a portion of their compensation, subject to statutory limits. The Company provides employer matching contributions up to a specified percentage of eligible employee contributions, subject to terms of the plan. Employer matching contributions are expensed as incurred. For the years ended December 31, 2025 and 2024, the Company made contributions to the 401(k) Plan of $122,000 and $109,000, respectively.

The Company also offers health insurance and other customary employee benefits to eligible employees. The costs of these benefits are expensed as incurred.

Note 13 – Liquidity

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

As reflected in the financial statements, the Company has historically incurred a net loss and has an accumulated deficit of approximately $173,302,000 as of December 31, 2025, and net cash used in operating activities of approximately $9,784,000 for the reporting period then ended. The Company is actively implementing its business plan, generating revenue and executing a deliberate financing strategy that includes DeFi protocol borrowing and convertible note issuances to scale its blockchain infrastructure and DeFi operations.

Based on the Company’s cash position and liquid digital assets, consisting primarily of Ethereum held directly and not subject to long-term lockups, as of March 22, 2026, management has determined that these resources are sufficient to support its daily operations and meet its obligations for at least twelve months from the issuance date of these financial statements. Management’s assessment considers expected operating cash flows, scheduled debt service, collateral requirements associated with DeFi borrowings, and potential variability in digital asset prices. Accordingly, management has determined that there is no substantial doubt about the Company’s ability to continue as a going concern.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 14 - Income Taxes

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2025 and 2024.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024 are comprised of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Federal net-operating loss carryforward	$6,380,672	$4,319,838
State net-operating loss carryforward	1,360,806	845,420
Other (non-qualified stock options)	$-	$-
R&D Capitalization Sec 174	122,516	166,015
Unrealized losses on digital assets	970,947	-

Total deferred tax assets	8,834,941	5,331,273
Deferred tax liabilities:
Unrealized (losses)/gains on digital assets	-	2,337,619
Total deferred tax liabilities		2,337,619
Valuation allowance	(8,834,941)	(2,993,654)
Deferred tax assets, net	$-	$-

At December 31, 2025, the Company had federal net operating loss (“NOL”) carry forwards of approximately $30,384,000 and state NOL carryforwards of approximately $22,619,011. Federal NOLs generated prior to 2018 begin to expire in 2034, while federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely under current U.S. tax law. State NOLs are subject to varying carryforward periods and limitations depending on the jurisdiction.

Accordingly, the Company’s federal NOL carryforwards by year of generation are as follows: NOLs generated in the tax year December 31, 2014 of $1,290,156 will expire after December 31, 2034. NOLs generated in the tax year December 31, 2015 of $1,545,343 will expire after December 31, 2035. NOLs generated in the tax year December 31, 2016 of $794,762 will expire after December 31, 2036. NOLs generated in the tax year December 31, 2017 of $1,084,564 will expire after December 31, 2037. NOLs generated in the tax years December 31, 2018 and of $25,669,327 may be carried forward indefinitely under current U.S. federal income tax law.

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

As of December 31, 2024, the Company had a deferred tax asset (“DTA”) related to unrealized losses on its digital asset holdings amounting to approximately $4,624,000. Under U.S. GAAP (ASC 740), a DTA represents amounts available to reduce future taxable income and provides a source of income to support the realization of some portion of the deferred tax liability. Although these gains remain unrealized and do not currently impact taxable income or NOLs, the corresponding DTA allows for a partial increase in the valuation allowance. Given this, the Company has increased the valuation allowance by the amount of the recognized DTA. However, since the Company continues to operate at a loss and there is no clear evidence of sustained profitability, management has determined that a full release of the valuation allowance is not justified at this time.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

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

As a result of the DTA arising from unrealized losses on digital asset holdings, the valuation allowance was increased by approximately $971,000 as of December 31, 2025. However, due to the Company’s continued history of operating losses and lack of clear evidence of sustained profitability, a full release of the valuation allowance remains unjustified at this time.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	2025	2024
Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
State Taxes, Net of Federal Tax Benefit	(6.02)%	(6.46)%
Other	42.72%	27.46%
Permanent Items
Stock Compensation - RSU	2.05%	-%
Stock Compensation - Option	(1.67)%	-%
Change in Valuation Allowance	(16.08)%	-%

Income Taxes Provision (Benefit)	0.00%	0.00%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2025 and 2024.

Income Taxes Paid

The Company’s income taxes payable, net of refunds, for the year ended December 31, 2025, were $10,599. These payments primarily relate to state income taxes.

In accordance with ASU 2023-09, the Company disaggregates income taxes paid by jurisdiction. For the period presented, payments made to the State of New York and the State of New Jersey each represented more than 5% of total income taxes paid. Despite the Company’s overall net loss position and the maintenance of a full valuation allowance against its deferred tax assets, these cash tax obligations were incurred due to capital base tax and minimum franchise tax requirements.

Note 15 - Related Party Transactions

Related parties include the Company’s executive officers, directors, and entities in which such persons have a beneficial interest.

During the year ended December 31, 2025, the Company received approximately $145,000 in cash from a related party in connection with the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934. The proceeds were recorded as an increase to additional paid-in capital in the balance sheet and as cash provided by financing activities in the statement of cash flows.

In connection with the Company’s issuance of 5% Original Issue Discount Senior Secured Convertible Notes in May 2025 and July 2025, the Company’s Chairman and Chief Executive Officer and a trust for which he is a beneficiary participated as investors for an aggregate investment of $342,500. The participation by the Chairman and Chief Executive Officer and the related trust was approved by an independent committee of the Board of Directors. See Note 10 - Debt for additional information regarding the terms of the convertible notes and related warrants.

Except as described above, the Company did not have any other material related party transactions during the year ended December 31, 2025.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Note 16 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed.

DeFi Borrowing

During the period from January 1, 2026 to March 22, 2026 the Company borrowed an additional $500,000 in stablecoins through Aave, a decentralized finance protocol, using ETH as collateral.

On February 5, 2026, the Company also sold 10,000 ETH, using proceeds to repay approximately $18,700,000 of outstanding principal and approximately $475,000 of accrued interest related to such borrowings.

As of March 22, 2026, the Company had approximately $43,965,000 in outstanding DeFi borrowings, inclusive of accrued interest, collateralized by approximately 49,949 ETH with a fair market value of approximately $103,000,000, based on the ETH closing price of $2,062 on that date.

Borrowings accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market demand. ETH collateral posted also accrues variable interest. These rates are published and updated in real-time on the Aave protocol’s website, and the net cost of capital may fluctuate based on protocol-level market conditions.

Appointment of Chief Technology Officer

Effective January 1, 2026, the Board approved the promotion of Benjamin Hunter to Chief Technology Officer of the Company. In connection with his appointment, Mr. Hunter’s annual base salary was set at $350,000. Mr. Hunter is also eligible to participate in the Company’s annual performance incentive program and long-term equity incentive arrangements, as approved by the Board from time to time. The appointment and compensation arrangements were approved by the Board following the recommendation of the Compensation Committee.

Increase in Board Cash Compensation

Effective January 1, 2026, the Board approved an increase in the annual cash compensation payable to each non-employee member of the Board from $25,000 to $50,000. The cash compensation will be paid in four equal quarterly installments of $12,500, subject to continued service on each applicable payment date. No other changes were made to director compensation.

Payment of 2025 Performance Bonuses

On January 1, 2026, the Company issued 398,208 shares of common stock to officers and employees as part of the payment of accrued bonus compensation for the year ended December 31, 2025. The total fair value of the shares issued was approximately $1,051,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 87,602 shares were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 310,606 shares of common stock.

In addition to the stock issuance, the Company paid approximately $496,000 in cash bonuses to officers and employees, on January 1, 2026 in settlement of a portion of the performance-based incentive compensation earned for fiscal year 2025 under the terms of the 2025 ACIP. These payments were based on preliminary financial results for fiscal year 2025. Following the finalization of the Company’s financial results for fiscal year 2025, the Company paid an additional approximately $60,000 in cash bonuses to officers and employees in March 2026 as final settlement of amounts earned under the 2025 ACIP.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

As part of the payment of accrued bonus compensation for the year ended December 31, 2025, the Company also issued 690,300 options to employees and officers. The options were granted under the Company’s 2021 Equity Incentive Plan. The fair value of the options was estimated at approximately $1,508,000 using the Black-Scholes valuation model with the following assumptions:

Assumption	Value
Exercise Price	$2.64
Expected Stock Price Volatility	97.2%
Risk-Free Interest Rate	3.86%
Expiration Term (Years)	7.00
Dividend Yield	0.00%

The cash and common stock portions of the 2025 performance bonuses represent compensation for services rendered during the year ended December 31, 2025 and were accrued as of December 31, 2025 in accordance with ASC 710 – Compensation and ASC 718 – Share-Based Compensation.

The stock options granted on January 1, 2026 include a one-year service vesting condition and cliff-vest on December 31, 2026. Accordingly, the options are accounted for as equity-classified awards under ASC 718 and will be recognized as stock-based compensation expense on a straight-line basis over the requisite service period during fiscal year 2026. No compensation expense or accrued liability related to the option awards was recognized during the year ended or as of December 31, 2025.

Approval of 2026 Performance Bonuses

On January 1, 2026, the Board approved the ACIP for fiscal year 2026, increasing the potential bonus range for Executives to be 250% to 375% of base salary. As in prior years, bonuses were contingent on achieving performance milestones established by the Board and payable in cash, incentive stock options, and/or restricted shares of Common Stock, at the sole discretion of the Board, and based on the closing price of the Company’s Common Stock on December 31, 2025.

LTI RSU Issuances (2026)

The Board approved a long-term incentive program for 2026 (the “2026 LTI Program”) that contemplates the issuance of restricted stock units, certain of which are expected to be granted pursuant to the Company’s 2021 Equity Incentive Plan, as described below, and certain of which will be subject to the availability of additional shares under the Plan and any required stockholder approvals.

The 2026 LTI Program is designed to promote long-term value creation, align employee and stockholder interests, and support retention through a multi-year vesting structure tied to continued service and performance-based milestones.

Aggregate RSU Awards and Share Availability

The table below summarizes, on an aggregate basis, the total RSUs approved for issuance under the 2026 LTI Program, the portion expected to be granted under the Plan, and the portion that would be subject to stockholder approval for additional shares.

Participant	Role	Under Plan	Subject to Shareholder Approval	Total
Charles Allen	Chief Executive Officer	1,348,485	1,348,485	2,696,970
Michael Prevoznik	Chief Financial Officer	524,618	524,625	1,049,243
All Other Employees		839,005	839,030	1,678,035
	Total	2,712,108	2,712,140	5,424,248

The actual timing of grants, the allocation between RSUs grantable under the Plan and RSUs subject to stockholder approval, and the number of RSUs ultimately granted to any individual will depend on share availability under the Plan and the receipt of any required stockholder approvals. No shares of common stock underlying the RSUs will be issued until the applicable RSUs have vested, and, with respect to RSUs that are subject to stockholder approval, such approval has been obtained.

BTCS Inc.

NOTES TO FINANCIAL STATEMENTS

Vesting Framework Applicable to 2026 Long-Term Incentive RSUs

RSUs granted under the 2026 LTI Program vest over a five-year period based on a combination of stock price performance, market capitalization performance, and continued service. Each vesting milestone represents a specified percentage of the total RSUs granted to a recipient, with the number of RSUs that vest upon satisfaction of any milestone determined in accordance with the applicable RSU award agreement and the Plan.

Vesting Trigger	Percentage of Award
Stock Price Performance
Closing stock price equals or exceeds $4.50	5%
Closing stock price equals or exceeds $6.00	5%
Closing stock price equals or exceeds $7.50	5%
Closing stock price equals or exceeds $9.00	5%
Closing stock price equals or exceeds $12.00	5%

Market Capitalization Performance
Market capitalization equals or exceeds $325 million	5%
Market capitalization equals or exceeds $400 million	5%
Market capitalization equals or exceeds $475 million	5%
Market capitalization equals or exceeds $550 million	5%
Market capitalization equals or exceeds $625 million	5%

Continued Service
Continued employment through January 1, 2027	10%
Continued employment through January 1, 2028	10%
Continued employment through January 1, 2029	10%
Continued employment through January 1, 2030	10%
Continued employment through January 1, 2031	10%
Total	100%

Additional Provisions

Stock price performance milestones are achieved when the closing price of the Company’s common stock equals or exceeds the applicable threshold for 20 consecutive calendar days. Market capitalization performance milestones are achieved when the Company’s market capitalization equals or exceeds the applicable threshold for 20 consecutive calendar days, with market capitalization calculated as the number of shares of common stock outstanding on a given day, as reported by the Company’s transfer agent, multiplied by the closing stock price on such day.

The stock price and market capitalization performance thresholds will be equitably adjusted by the Board or the Compensation Committee to reflect any stock split, reverse stock split, stock dividend, recapitalization, reclassification, or similar transaction, in each case in a manner intended to preserve the original economic intent of the awards.

Continued service milestones vest solely based on the recipient’s continued employment with the Company through the applicable vesting date, subject to the terms of the applicable RSU award agreement and the Plan.

All RSUs granted under the 2026 LTI Program are subject to the terms and conditions of the Plan and applicable RSU award agreements, including provisions relating to forfeiture, termination of service, change in control, and clawback, as applicable.

Accelerated Vesting of RSUs and Conversion to Restricted Common Stock

On February 23, 2026, the vesting of 2,590,897 RSUs was accelerated and converted into restricted shares of Common Stock issued to executive officers and employees. The newly issued restricted shares of Common Stock retain their original vesting conditions, including multiple market capitalization and stock price vesting thresholds, as well as time-based vesting schedules, which range from one to five years.

Amended and Restated Employment Agreement

Effective March 23, 2026, the Company entered into an Amended and Restated Employment Agreement with Charles W. Allen, the Company’s Chief Executive Officer and Chairman of the Board. The amended agreement supersedes the prior employment agreement originally dated June 22, 2017, as amended.

The amended agreement primarily revises the definition of “Change in Control” to clarify that sales of the Company’s common stock pursuant to the Company’s ATM  program do not constitute a change in control event and to adjust certain ownership thresholds used in determining a change in control. These revisions were intended to prevent the unintended triggering of change-in-control provisions under the prior agreement that could otherwise have resulted from routine capital markets activities or changes in board composition.

The amended agreement otherwise continues the Company’s existing executive employment arrangements with Mr. Allen and incorporates prior amendments to the original agreement.

