Form 10-Q
period 2026-03-31
BTCS Inc.
filed 2026-05-14
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 49,775,371 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

2

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “BTCS,” mean BTCS Inc., unless otherwise indicated or the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$284,631	$1,526,395
Stablecoins	534,359	1,539,064
Digital assets - treasury	2,067,022	2,388,607
Digital assets - DeFi	105,135,152	177,718,244
Digital assets - staked	8,753,681	30,657,401
Digital assets – liquidity pool positions	11,358,006	-
Digital assets – non-fungible tokens	25,689	41,690
Prepaid expenses	254,111	146,031
Total current assets	128,412,651	214,017,432
Investments (Cost $600,000)	600,000	600,000
Property and equipment, net	12,853	14,390
Total Assets	$129,025,504	$214,631,822

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$17,655	$38,525
Accrued compensation	251,176	1,609,208
Accrued interest	219,340	225,115
Loans payable - DeFi protocol	43,778,423	61,500,000
Warrant liabilities	-	-
Total current liabilities	44,266,594	63,372,848
Convertible notes payable, net	12,653,043	11,842,195
Total liabilities	56,919,637	75,215,043

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized, of which:
Series V Preferred Stock; 15,671,405 and 15,671,405 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,975,701	1,975,701
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 49,775,371 and 46,852,737 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	49,775	46,853
Additional paid-in capital	312,546,420	310,695,935
Accumulated deficit	(242,466,029)	(173,301,710)
Total stockholders’ equity	72,105,867	139,416,779
Total Liabilities and Stockholders’ Equity	$129,025,504	$214,631,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues
Blockchain infrastructure revenues	$1,135,351	$1,688,935
DeFi revenues	1,012,026	-
Total revenues	2,147,377	1,688,935
Cost of revenues
Blockchain infrastructure costs	1,123,990	1,568,659
DeFi costs	9,075	-
Total cost of revenues	1,133,065	1,568,659
Gross profit	1,014,312	120,276
Operating expenses:
Professional fees	293,114	282,759
General and administrative	245,595	275,629
Research and development	80,444	209,251
Compensation and related expenses	2,794,732	688,202
Marketing	27,844	245,172
Impairment loss on intangible digital assets	209,921	-
Realized losses on digital asset transactions	29,293,946	1,382,288
Unrealized loss on digital assets	35,685,176	14,530,822
Total operating expenses	68,630,772	17,614,123
Other income (expenses):
Interest expense	(1,547,859)	-
Change in fair value of warrant liabilities	-	225,150
Total other income (expenses)	(1,547,859)	225,150
Net loss	$(69,164,319)	$(17,268,697)

Basic net loss per share attributable to common stockholders	$(1.43)	$(0.86)
Diluted net loss per share attributable to common stockholders	$(1.43)	$(0.86)

Basic weighted average number of common shares outstanding	48,228,269	19,967,045
Diluted weighted average number of common shares outstanding, basic and diluted	48,228,269	19,967,045

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2026

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2025	15,671,405	(1)	$1,975,701	46,852,737		$46,853	$310,695,935	$(173,301,710)	$139,416,779
Stock-based compensation	-		-	2,928,482		2,928	2,653,515	-	2,656,443
Forfeiture of stock-based awards	-		-	(5,848)		(6)	(79,812)	-	(79,818)
Dividends paid	-		-	-		-	(723,218)	-	(723,218)
Net loss	-		-	-		-	-	(69,164,319)	(69,164,319)
Balance at March 31, 2026	15,671,405	(1)	$1,975,701	49,775,371	(2)	$49,775	$312,546,420	$(242,466,029)	$72,105,867

(1)

Includes 278,375 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

(2)

Includes 3,069,272 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

For the Three Months Ended March 31, 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743	(2)	$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	127,249		127	228,828	-	228,955
Stock-based compensation	1,020,834		180,688	1,491,215		1,491	3,678,188	-	3,860,367
Forfeiture of stock-based awards	(49,327)		(8,731)	(129,327)		(129)	(253,198)	-	(262,058)
Net loss	-		-	-		-	-	(17,268,697)	(17,268,697)
Balance at March 31, 2025	16,004,738	(1)	$2,818,271	20,206,880	(2)	$20,207	$174,937,017	$(157,216,974)	$20,558,521

(1)	Includes 1,069,801 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)

Includes 1,312,301 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(69,164,319)	$(17,268,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,537	879
Stock-based compensation	1,724,532	3,598,309
Blockchain infrastructure revenue	(1,135,351)	(1,688,935)
DeFi revenue	(1,012,026)	-
Blockchain-based payments settled in digital assets	1,089,233	1,480,324
DeFi interest expense settled in digital assets	474,879	-
Blockchain network fees	368	3,054
Change in fair value of warrant liabilities	-	(225,150)
Amortization on debt discount and issuance costs	810,848	-
Realized losses on digital asset transactions	29,293,946	1,382,288
Unrealized loss on digital assets	35,685,176	14,530,822
Impairment loss on intangible digital assets	(209,921)	-
Changes in operating assets and liabilities:
Stablecoins	920,156	949
Intangible digital assets	419,842	-
Prepaid expenses and other current assets	(108,080)	(172,102)
Accounts payable and accrued expenses	(20,870)	50,870
Accrued compensation	(505,939)	(3,595,028)
Accrued interest	(5,775)	-
Net cash used in operating activities	(1,741,764)	(1,902,417)

Cash flows from investing activities:
Purchase of productive digital assets for validating	-	(48,940)
Sale of productive digital assets	18,221,577	264,498
Purchase of investments	-	(250,000)
Purchase of property and equipment	-	(1,695)
Sale of property and equipment	-	1,750
Net cash provided by (used in) investing activities	18,221,577	(34,387)

Cash flow from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	-	228,955
Proceeds from DeFi borrowing	500,000	-
Payments on DeFi borrowing	(18,221,577)	-
Net cash (used in) provided by financing activities	(17,721,577)	228,955

Net decrease in cash	(1,241,764)	(1,707,849)
Cash, beginning of period	1,526,395	1,977,778
Cash, end of period	$284,631	$269,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$267,908	$-

Supplemental disclosure of non-cash investing, financing and other activities:
Series V Preferred Stock Distribution	$-	$180,688
Dividends distributions paid in ETH	(723,218)	-
DeFi borrowing activity
USDT received against ETH collateral from new DeFi borrowing	500,000	-
ETH swapped to USDT in settlement of DeFi borrowing principal	18,221,577	-
ETH swapped to USDT in settlement of accrued DeFi interest	474,879	-
Liquidity pool activity:
ETH swapped into stablecoins for liquidity pool deployment	5,060,996	-
Deployments of digital assets into liquidity pool positions	(12,555,020)	-
Withdrawals of digital assets from liquidity pool positions	1,031,535	-

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

The Company operates as an active blockchain infrastructure and DeFi participant rather than as a passive holder of digital assets. While BTCS maintains significant Ethereum holdings, those assets are actively deployed across its operations to support revenue generation and operational scalability across the Company’s business lines.

Business Lines

BTCS conducts its operations through the following primary business lines:

1.	Validator Node Operations (“NodeOps”) – BTCS operates validator nodes (“nodes”) on the Ethereum network as a validator (“Validator”). Validator nodes perform validation and consensus-related activities that contribute to network security and block finalization. In exchange, the Company earns ETH-denominated staking revenue, which include protocol-defined rewards and execution layer transaction fees.

2.	Block Building (“Builder+”) – Through its Builder+ operations, the Company participates in the blockspace value chain on the Ethereum and other supported networks by operating block builders (“Builders”) that construct and submit optimized transaction blocks to Validators. Builder+ revenues are derived from the fees earned when BTCS-constructed blocks are successfully proposed on-chain.

3.	DeFi Operations (“Imperium”) – BTCS’s blockchain operations include DeFi activities conducted through its Imperium business line. Through Imperium, the Company deploys digital assets, including ETH and stablecoins, into smart contract-based protocols that support decentralized lending, borrowing, liquidity provision, and other on-chain services. The Company earns variable digital asset rewards and transaction-based fees based on its participation, including returns generated from decentralized lending protocols and liquidity pool participation, and the utilization of its deployed assets within these protocols and prevailing market conditions.

Together, these business lines represent complementary components of the Company’s blockchain technology strategy, designed to generate recurring on-chain revenues and increase long-term value.

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

The Company actively allocates digital assets across staking, block-building, and DeFi deployments based on expected returns, risk considerations, and market conditions, including the use of overcollateralized borrowing arrangements and liquidity pool participation to generate scalable revenue streams and enhance gross profit.

Risks and Dependence on the Ethereum Ecosystem

The Company’s operations are subject to various risks, including technological complexity, cybersecurity risks, regulatory uncertainty, digital asset price volatility, and competition within the blockchain infrastructure and DeFi markets. The Company’s future performance depends in part on the continued adoption and development of the Ethereum network, the evolution of decentralized infrastructure markets, and BTCS’s ability to operate blockchain infrastructure and engage in DeFi activities efficiently at scale, including the effective management of risks associated with DeFi protocols such as collateral liquidation, smart contract vulnerabilities, and liquidity constraints.

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three months ended March 31, 2026 are not necessarily indicative of results for the full year ending December 31, 2026. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2025.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the unaudited condensed financial statements and accompanying notes. These reclassifications did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3 - Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

However, the Company continues to apply these policies to evolving blockchain-based activities, including digital asset deployments in staking and DeFi arrangements and revenue-generating activities associated with blockchain infrastructure operations. The application of these policies requires significant judgment and may evolve as the Company’s operations and the underlying protocols continue to develop.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of March 31, 2026 and December 31, 2025, the Company had approximately $285,000 and $1,526,000 in cash, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2026 and December 31, 2025, the Company had approximately $0 and $1,122,000 in excess of the FDIC insured limit, respectively.

Stablecoins

The Company holds stablecoins, including, but not limited to USDT (Tether), USDC (USD Coin), and GHO (Aave Protocol’s native stablecoin), which are digital assets designed to maintain a value substantially equivalent to one U.S. dollar. Stablecoins are generally held in Company-controlled digital wallets, on centralized digital assets exchanges, or deployed into DeFi protocols for liquidity provision and other revenue-generating activities.

The Company accounts for its stablecoins as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. While stablecoins are not accounted for as cash or cash equivalents, management considers them a liquidity resource due to their intended price stability and high on-chain and off-chain liquidity.

Stablecoins deployed into DeFi protocols are evaluated for continued control and restrictions on accessibility. As of March 31, 2026, approximately $534,000 of USDC was deployed in DeFi vaults and remained readily withdrawable.

Digital assets

The Company’s digital assets primarily consist of Ethereum and other digital assets held in non-custodial wallets. These assets are maintained under the Company’s control through secure private keys and are not held by any third-party custodian. The Company’s digital assets are used to support its blockchain infrastructure operations, including NodeOps, Builder+ and Imperium.

The Company accounts for its digital assets under two distinct accounting models depending on the nature of the asset:

●	Digital assets at fair value consist of cryptocurrencies such as Ethereum that are actively traded in liquid markets and are measured at fair value in accordance with ASC 350-60. These include digital assets held in treasury, deployed in DeFi protocols, or staked in validator operations.

●	Digital assets accounted for as indefinite-lived intangible assets consist of assets that do not have readily determinable fair values or do not represent fungible tokens, including tokenized liquidity pool positions (“LP positions”) and non-fungible tokens (“NFTs”). These assets are recorded at cost less impairment under ASC 350.

Digital Assets Measured at Fair Value

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

The Company measures fair value based on its principal market, or in the absence of a principal market, the most advantageous market to which it has access. Kraken serves as the principal market as it is the primary cryptocurrency exchange for both purchases and sales. Coinbase is designated as the secondary market. This determination results from a comprehensive evaluation considering various factors, including compliance, trading activity, and price stability. The fair value of digital assets is primarily determined based on pricing data obtained from Kraken, with Coinbase used as a secondary source when necessary. The Company retains flexibility to transact on other exchanges where it maintains accounts in order to adapt to market conditions and achieve cost-effective execution.

The Company measures its digital asset holdings at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC (Coordinated Universal Time) time zone.

Digital assets are categorized based on their operational use and presented on the balance sheet as follows:

●	Digital assets – treasury represent unencumbered holdings maintained for liquidity and investment purposes.
●	Digital assets – DeFi represent assets deployed in decentralized finance protocols for lending and liquidity provision.
●	Digital assets – staked represent assets actively staked to validator nodes and deployed in blockchain validation activities to earn staking rewards.

Digital assets measured at fair value are further disaggregated in Note 4 – Digital Assets (Fair Value).

Digital assets measured at fair value are presented as current assets unless they are subject to protocol-imposed restrictions exceeding twelve months. Staked digital assets are classified as non-current if their lock-up periods extend beyond one year. The majority of the Company’s digital assets are deployed either in staking arrangements with average lock-up periods of less than seven days or in DeFi arrangements that permit redemption on a near-immediate basis. Accordingly, these assets are classified as current under ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace and its reasonable expectation that they will be realized in cash or in operations within the normal operating cycle.

Cost Basis: The cost basis of digital assets received is measured at fair value based on the hourly spot price at the time of receipt, consistent with ASC 350-60.

Cost Relief Method: The Company uses the Last-In, First-Out (“LIFO”) method to determine the cost basis of digital assets disposed of. Realized gains and losses on the sale of digital assets are included in operating expenses in the statements of operations.

Statements of Cash Flows: The classification of purchases and sales in the statements of cash flows is determined based on the nature of the digital assets. Acquisitions of non-productive digital assets (e.g. NFTs) are treated as operating activities, while acquisitions of productive digital assets (e.g. assets acquired for purposes of staking or liquidity provision) are classified as investing activities in accordance with ASC 230-10-20, Investing activities.

Transactions involving the settlement of obligations through transfers of digital assets (i.e., in-kind transactions) are treated as non-cash activities for purposes of the Statement of Cash Flows. Accordingly, such transactions are excluded from the face of the Statement of Cash Flows and presented within supplemental disclosures of non-cash investing and financing activities, as applicable. Amounts settled in-kind are excluded from cash-based disclosures, including cash interest paid.

ETH Deployed in DeFi Arrangements

In DeFi arrangements, such as those on the Aave protocol, the Company participates as a liquidity provider by depositing ETH into decentralized lending pools. The deposited ETH becomes part of the protocol’s available liquidity that borrowers may draw upon and earns variable rewards based on market supply and demand for borrowing within the protocol.

Deposited ETH may also serve as collateral supporting on-chain borrowing activities. The collateral contributes to the Company’s overall “health factor”, a protocol-defined metric representing the ratio of collateral value to outstanding borrowings that automatically adjusts with changes in ETH market prices. The health factor determines the margin of safety against liquidation; maintaining a value above 1.0 indicates sufficient collateralization, while a decline below 1.0 may trigger partial liquidation of the collateral by the protocol’s smart contracts.

Upon deposit, ETH is automatically wrapped into Aave Wrapped ETH (“WAETH” or “aEthWETH”) to enable ERC-20 interoperability and facilitate reward accrual within the lending pool. The Company has concluded that this wrapping does not constitute a derecognition event under ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, as no other counterparty obtains control or economic benefits of the underlying ETH. Rather, WAETH serves as a receipt or claim token evidencing the Company’s continuing interest in the underlying ETH.

Accordingly:

●	ETH deployed into DeFi protocols remains recognized at its fair value under ASC 350-60.
●	WAETH is not recognized as a separate asset, as it is economically equivalent to the underlying ETH.
●	ETH deployed within DeFi protocols is disclosed as encumbered when serving as collateral for borrowing arrangements or liquidity provision activities.
●	No gain or loss is recognized upon wrapping or unwrapping ETH within DeFi protocols.

Rewards earned from DeFi activities are recognized as DeFi revenues on the statements of operations in accordance with ASC 606, as discussed in Revenue Recognition section of Note 3 as well as Note 7 – Revenues and Cost of Revenues.

Digital assets deployed in DeFi protocols are subject to protocol-specific risks, including smart contract vulnerabilities, liquidity constraints, and collateralization requirements. These assets may be pledged as collateral in connection with borrowing arrangements and are continuously remeasured based on the fair value of the underlying assets. A decline in the market value of collateralized assets may reduce the Company’s health factor and could result in partial or full liquidation of collateral by the protocol’s smart contracts without prior notice.

As of March 31, 2026, a significant majority of the Company’s digital assets measured at fair value were deployed within the Aave Protocol as collateral in connection with DeFi borrowing arrangements. These assets, while held in Company-controlled wallets, are subject to protocol-enforced restrictions and are not freely available for general corporate purposes while the related borrowings remain outstanding.

Accordingly, the Company has a significant concentration of its digital assets within the Aave protocol and is exposed to risks associated with such concentration, including smart contract vulnerabilities, changes in collateral requirements, liquidity constraints that may limit the Company’s ability to access or withdraw its assets, and the risk of partial or full liquidation in the event of adverse market movements.

Digital Assets Accounted for as Indefinite-Lived Intangible Assets

The Company holds certain digital assets that do not represent ownership interests in an entity or contractual rights to cash flows and, therefore, do not meet the definition of financial instruments or equity securities under ASC 320 or ASC 321. These assets consist of non-fungible tokens (NFTs), tokenized liquidity pool positions (LP positions), and other similar digital assets associated with blockchain-based protocols.

These assets are accounted for as indefinite-lived intangible assets in accordance with ASC 350. They are initially recorded at cost and are not amortized.

The Company evaluates these assets for impairment each reporting period to determine if any events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If the carrying value of an asset exceeds its estimated fair value, an impairment loss is recognized equal to the difference. Subsequent reversals of impairment losses are not permitted.

Fair value is determined in accordance with ASC 820 based on observable market transactions where available. Due to the nature of these assets, quoted prices in active markets are not always available, and management may be required to apply judgment in estimating fair value. For NFTs, the Company considers observable transactions on active NFT marketplaces, where available.

Realized gains or losses on the disposition of these assets are included in operating expenses in the statements of operations.

See Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets) for additional information.

Liquidity Pool Positions

The Company participates in decentralized exchange liquidity pools by depositing digital assets into smart contract-based protocols. In exchange, the Company receives liquidity pool positions, which may be represented by non-fungible tokens or similar instruments and represent a distinct asset that provides the Company with protocol-defined rights to remove liquidity, claim fees or other rewards, and participate in the economic results of the underlying pool of digital assets.

The Company accounts for liquidity pool positions as indefinite-lived intangible assets under ASC 350. The Company has concluded that liquidity pool positions do not meet the definition of financial instruments under U.S. GAAP because they do not represent ownership interests in a legal entity and do not provide the Company with a contractual right to receive cash or another financial asset from an issuer or counterparty. The Company has also concluded that liquidity pool positions are not derivatives under ASC 815 because they require an initial deposit of digital assets approximating the fair value of the position, do not provide for contractual net settlement, and represent a nonfinancial liquidity position rather than a derivative contract with an identifiable counterparty.

Upon deposit into a liquidity pool, the Company transfers digital assets to the liquidity pool smart contract and no longer controls the specific digital assets contributed. The contributed assets become part of the shared pool liquidity governed by automated market maker protocol rules and may be used in swaps initiated by third-party market participants. In exchange, the Company receives a new liquidity pool position that represents a different unit of account from the contributed digital assets. Accordingly, the Company derecognizes the digital assets contributed and recognizes the liquidity pool position at cost, measured based on the fair value of the digital assets deposited at the time of the transaction. Any difference between the fair value used to measure the liquidity pool position and the carrying amounts of the digital assets derecognized is recognized as a realized gain or loss on digital asset transactions in the statements of operations.

While a liquidity pool position remains open, the relative amounts of the underlying digital assets attributable to the position may change as a result of automated market maker activity, price movements, and third-party interactions with the pool. The Company treats these changes as internal economic rebalancing of the liquidity pool position and does not recognize separate gains or losses from changes in the underlying asset mix while the position remains open.

Upon withdrawal from a liquidity pool, the Company derecognizes the liquidity pool position, or the portion withdrawn, and recognizes the digital assets received at fair value. Any difference between the carrying value of the liquidity pool position derecognized and the fair value of the digital assets received is recognized as a realized gain or loss in the statements of operations.

Fees and other rewards earned through participation in liquidity pools are recognized as DeFi revenues in accordance with ASC 606 as the Company’s liquidity provision performance obligation is satisfied and are measured based on the fair value of the digital assets earned.

See Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets) for additional information.

Operating Segments

The Company’s blockchain operations include three primary revenue-generating activities: validator node operations (NodeOps), block building (Builder+), and DeFi operations (Imperium).

The Company’s Chief Operating Decision Makers (“CODMs”) are comprised of several members of its executive management team, including the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) and the Chief Technology Officer (“CTO”), who are responsible for evaluating the Company’s financial performance, managing operations, and allocating capital and resources.

The CODMs regularly review discrete financial information for Builder+, NodeOps, and Imperium, assessing financial performance against gross profit (loss), direct operating expenses, and key financial metrics. These financial reviews direct operational decisions and shape capital deployment strategies for each business activity.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The Company’s revenues are generated from blockchain-based operations and comprise staking rewards earned from validator node operations (NodeOps), execution-layer transaction fees, priority fees and maximal extractable value (“MEV”) rewards earned from block-building activities (Builder+), and protocol-driven rewards and transaction-based fees earned from participation in DeFi protocols (Imperium), including decentralized lending and liquidity pool activities.

The timing of revenue recognition depends on the nature of the underlying blockchain or DeFi activity. Revenues from NodeOps and Builder+ are generally recognized at a point in time when the applicable validation, attestation, block proposal or constructed block is confirmed or finalized on-chain and the related digital asset consideration is earned or made available to the Company. Revenues from DeFi lending and liquidity pool activities are recognized continuously during the period in which the Company’s digital assets are deployed and available to the applicable protocol, as protocol-defined fees and rewards accrue and are earned under the applicable protocol mechanics. For liquidity pool activities, fees and other rewards are earned based on the Company’s proportional participation in the pool and applicable protocol activity while the liquidity position remains deployed. Revenue is measured based on the fair value of the native digital assets or stablecoins earned at the time the consideration is earned. Substantially all revenues are earned and settled in native digital assets and stablecoins. See Note 7– Revenues and Cost of Revenues for further information.

Cost of Revenues

Cost of revenues consists primarily of direct expenses incurred in connection with the Company’s blockchain infrastructure and decentralized finance operations, including hosting, infrastructure costs, validator payments, and other direct on-chain costs. Such costs may include expenses associated with DeFi activities, such as transaction fees and other protocol-related costs incurred in connection with digital asset deployment. See Note 7 – Revenues and Cost of Revenues for further information.

Research and Development

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, Research and Development. R&D costs consist primarily of employee compensation, fees paid to third-party contractors and consultants, data and software costs, and other expenses incurred in connection with the development and evaluation of the Company’s blockchain infrastructure and DeFi capabilities. These activities include block-building systems and DeFi-related infrastructure and tools where technological, operational, or economic feasibility has not yet been established.

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

The Company’s significant estimates and assumptions include, but are not limited to the valuation of digital assets, including fair value measurements and the recoverability of indefinite-lived intangible digital assets, stock-based compensation, the valuation allowance related to deferred tax assets, allocations of compensation and other shared costs among functional expense categories, accruals for employee bonuses and incentives, and the fair value of certain financial instruments, when applicable.

Actual results could differ from those estimates due to changes in external conditions, market conditions, or other factors, including those affecting digital asset prices and decentralized finance protocols, and such differences may be material to the financial statements.

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

In accordance with ASC 815-40, these instruments are measured at fair value upon issuance and at each subsequent reporting period, with changes in fair value recognized in the statements of operations as change in fair value of warrant liabilities. These warrants are classified as Level 3 liabilities within the fair value hierarchy due to the use of unobservable inputs in the valuation model (see Note 6 - Fair Value Measurements).

The Company estimates the fair value of these warrants using a Black-Scholes option pricing model, with key inputs including the Company’s stock price, the warrant exercise price, expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The warrant liability is presented as a current liability on the Company’s balance sheet.

All outstanding liability-classified warrants expired during the three months ended March 31, 2026 and as a result, there were no liability-classified warrants outstanding as of March 31, 2026.

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

Options

Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the fair value of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a one-year period.

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

DeFi Borrowings

When the Company borrows under a DeFi protocol, the Company’s borrowings are currently denominated primarily in USD-pegged stablecoins, such as USDT, USDC or GHO, rather than ETH or other non-USD-pegged digital assets. Such arrangements are recognized as financial liabilities in accordance with ASC 470 and are measured at the principal amount of the stablecoin units borrowed, net of repayments. Because the borrowed stablecoins are designed to maintain a value substantially equivalent to one U.S. dollar, management believes the carrying amount of the liability approximates the U.S. dollar value of the settlement obligation. Such borrowings are presented on the balance sheet as Loans payable – DeFi protocol.

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

The Company reported net losses for the three months ended March 31, 2026 and 2025. The following potentially dilutive securities were excluded from the computation of diluted loss per share during the 2026 and 2025 periods of net loss, as their effect would have been anti-dilutive:

	As of March 31,
	2026	2025
Warrants to purchase common stock	1,411,566	712,500
Options	2,632,695	2,729,568
Non-vested restricted stock unit awards	2,681,835	-
Non-vested restricted common stock	3,069,272	1,312,301
Shares issuable upon conversion of convertible notes	2,107,757	-
Total	11,903,125	4,754,369

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

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 were effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 for the year ended December 31, 2025 in its Form 10-K. The adoption expanded the Company’s income tax disclosures within Note 14 – Income Taxes and did not have a material impact on the Company’s financial statements.

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

Other recent accounting pronouncements issued by the FASB, including guidance and interpretive publications from the American Institute of Certified Public Accountants (“AICPA”), as well as regulations and guidance from the Securities and Exchange Commission (“SEC”), did not, or are not expected to have a material impact on the Company’s present or future financial statements.

Note 4 – Digital Assets (Fair Value)

The following tables present the Company’s digital assets held as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
Asset	Tokens	Cost	Fair Value	Tokens	Cost	Fair Value
Ethereum (ETH)	55,064	$156,084,661	$115,852,099	70,787	$215,204,804	$210,592,607
BNB Chain (BNB)	167	162,148	102,590	167	162,148	168,644
Rocket Pool (RPL)	651	6,791	1,166	640	6,774	3,001
Total		$156,253,600	$115,955,855		$215,373,726	$210,764,252

(1)	As of March 31, 2026, the Company’s ETH holdings included:

(a)	Approximately 4,160 ETH staked to validator nodes with an approximate fair value of $8,753,000, presented in Digital assets – staked; and

(b)	Approximately 49,970 Aave aEthWETH tokens representing wrapped ETH deployed in DeFi protocols and serving as collateral for outstanding DeFi borrowings, with a fair value of approximately $105,135,000. The underlying ETH remains recognized within Digital assets - DeFi at fair value on the balance sheet. Although the associated aEthWETH tokens reside in the Company’s wallets, they are subject to protocol-enforced restrictions while the related borrowing is outstanding.

As described in Note 3, the Company classifies its digital assets by operational use into three categories:

	March 31, 2026	December 31, 2025
Digital assets – treasury	2,067,022	2,388,607
Digital assets – DeFi	105,135,152	177,718,244
Digital assets – staked	8,753,681	30,657,401
Total crypto assets	115,955,855	210,764,252

Category Descriptions

●	Digital assets – treasury represent unencumbered digital assets maintained for liquidity and general corporate purposes.
●	Digital assets – DeFi represent digital assets deployed in DeFi protocols, primarily Aave, for lending and liquidity provision. Deposits into Aave do not result in derecognition of the underlying ETH, consistent with the Company’s accounting policy in Note 3.
●	Digital assets – staked represent digital assets actively deployed in validator operations to earn staking rewards. These assets are subject to protocol lock-ups and governance risks.

Fair Value Measurement

All categories of digital assets are valued using quoted prices in active markets for identical assets and are therefore classified as Level 1 within the fair-value hierarchy (see Note 6 – Fair Value Measurements). Encumbrances arising from staking or DeFi deployments do not affect fair-value classification because such restrictions are entity-specific and do not influence observable market pricing.

Unrealized gains and losses on digital assets represent the period-over-period change in the fair value of digital assets held by the Company and are recognized in earnings in the period in which the change occurs.

Rollforward of Digital Assets Measured at Fair Value

The following table presents a roll forward of the Company’s digital assets measured at fair value for the three months ended March 31, 2026:

December 31, 2025 - Fair Value	$210,764,252
Additions and purchases of digital assets	-
Digital asset rewards earned from blockchain infrastructure and DeFi activities	1,908,427
Sales of digital assets	(23,757,452)
Deposits into Liquidity Pool positions	(6,285,427)
Digital asset payments	(1,089,233)
Dividends distributions paid in ETH	(723,218)
Digital asset fees	(368)
Realized gains on sale of digital assets	6,978
Realized losses on sale of digital assets	(29,182,928)
Unrealized gains and losses on digital assets	(35,685,176)
March 31, 2026 - Fair Value	$115,955,855

(1)	Deposits into liquidity pool positions represent the transfer of digital assets measured at fair value into liquidity pool arrangements, resulting in the derecognition of such digital assets and the recognition of liquidity pool positions accounted for as indefinite-lived intangible assets (see Note 5).
(2)	Realized gains (losses) presented in this rollforward include only transactions related to digital assets measured at fair value and exclude realized gains (losses) associated with liquidity pool positions and stablecoin transactions.
(3)	Unrealized gains and losses exclude changes in value of liquidity pool positions, which are accounted for under the impairment model described in Note 3.

Note 5 - Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets)

The Company holds certain digital assets that are not measured at fair value on a recurring basis and are instead accounted for as indefinite-lived intangible assets in accordance with ASC 350. These assets consist of (i) tokenized LP positions and (ii) NFTs, which primarily represent digital art. These assets are distinct from digital assets measured at fair value, which are presented separately in Note 4.

LP positions represent the Company’s ownership interest in decentralized exchange liquidity pools and provide exposure to a proportional share of the underlying pooled digital assets, pool-generated fees and other rewards, where applicable. These assets do not represent ownership interests in a legal entity or contractual rights to cash flows and are therefore accounted for as indefinite-lived intangible assets.

As of March 31, 2026 and December 31, 2025, the carrying value of these assets consisted of:

	March 31, 2026	December 31, 2025
Liquidity pool positions	11,358,006	-
NFTs (digital art)	25,689	41,690
Total	11,383,695	41,690

Activity Rollforward

The following table presents the activity of the Company’s digital assets accounted for as indefinite-lived intangible assets:

December 31, 2025 – Carrying Value	$41,690
Deposits into Liquidity Pools	12,555,020
Withdrawals from Liquidity Pools	(1,031,535)
Realized gains (losses) on withdrawals from Liquidity Pools	28,441
Impairment losses	(209,921)
March 31, 2026 – Carrying Value	$11,383,695

Deposits into liquidity pools represent the Company’s contribution of digital assets into decentralized exchange protocols in exchange for LP positions. Withdrawals represent the redemption of such positions for underlying digital assets.

Realized gains or losses are recognized upon withdrawal based on the difference between the carrying value of LP position and the fair value of the digital assets received. Realized gains or losses are included in realized gains or losses on digital asset transactions in the statements of operations.

During the three months ended March 31, 2026, the Company recognized impairment losses of approximately $210,000 related to its LP positions and NFTs. Impairment losses are included in impairment loss on intangible digital assets in the statements of operations.

Due to the absence of quoted market prices for LP positions, the Company estimates fair value based on the observable value of the underlying assets in the liquidity pools, considering pool composition, liquidity. and quoted market prices for the underlying digital assets. See Note 6 – Fair Value Measurements for additional information regarding nonrecurring fair value measurements.

Note 6 - Fair Value Measurements

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

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

The Company’s digital assets measured at fair value, which include assets held in treasury, deployed in DeFi protocols, and staked in validator operations, are accounted for in accordance with ASC 350-60 and are valued using quoted prices in active markets for the underlying tokens, primarily on major digital-asset exchanges. These quoted prices represent Level 1 inputs within the fair-value hierarchy.

The Company also holds certain digital assets, including liquidity pool positions and NFTs that are accounted for as indefinite-lived intangible assets under ASC 350 and are measured at cost less impairment. These assets are not measured at fair value on a recurring basis and, therefore, are not included in the recurring fair value hierarchy disclosures presented in this note. To the extent impairment is recognized, the related fair value measurement is disclosed as a nonrecurring fair value measurement. See Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets) for additional information.

Encumbrances resulting from staking lock-ups or DeFi collateralization do not affect classification within the fair-value hierarchy because such restrictions are entity-specific and do not impact the market prices of the respective tokens available to other market participants. Accordingly, all digital assets measured at fair value on a recurring basis are classified as Level 1.

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities, accrued compensation, accrued interest, loans payable – DeFi protocol, and convertible notes payable.

The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities, accrued compensation, and accrued interest approximate fair value due to the short-term nature of these instruments.

The carrying amount of loans payable – DeFi protocol approximates fair value because the borrowings are denominated primarily in USD-pegged stablecoins, bear variable rates determined by the applicable DeFi protocol, have no fixed maturity, and may be repaid or liquidated in accordance with protocol terms; the related fair value measurement would be categorized within Level 2 of the fair value hierarchy.

The Company’s convertible notes payable are carried at amortized cost, net of unamortized debt discount and issuance costs. Management believes the estimated fair value of the convertible notes approximated carrying value as of March 31, 2026 and December 31, 2025; the related fair value measurement would be categorized within Level 3 of the fair value hierarchy due to the absence of an active market for the notes and the use of significant unobservable inputs, including the Company’s estimated credit risk, liquidity considerations, and assumptions regarding conversion and settlement.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets as of March 31, 2026 and December 31, 2025. Private equity investments accounted for under the ASC 321 measurement alternative are not measured at fair value on a recurring basis and are presented separately below.

	Fair Value Measured at March 31, 2026
	Balance at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Digital assets measured at fair value	$115,955,855	$115,955,855	$-	$-
Total assets	$115,955,855	$115,955,855	$-	$-

	Fair Value Measured at December 31, 2025
	Balance at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Digital assets measured at fair value	$210,764,252	$210,764,252	$-	$-
Total assets	$210,764,252	$210,764,252	$-	$-
Liabilities
Warrant liabilities	$-	$-	$-	$-

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2026.

Level 3 Liabilities

Level 3 financial liabilities previously consisted of warrant liabilities for which there was no active market and fair value was determined using valuation models incorporating unobservable inputs.

The warrant liabilities originated from warrants issued in a prior financing transaction and were previously classified as derivative liabilities. These warrants were classified as derivative liabilities because certain terms could have required net-cash settlement under circumstances outside the Company’s control. Prior to their expiration, the warrant liabilities were measured at fair value using an option pricing model that incorporated inputs such as the Company’s stock price, expected volatility, risk-free interest rate, and expected term.

All outstanding liability-classified warrants expired during the three months ended March 31, 2026. As a result, there were no warrant liabilities outstanding as of March 31, 2026, and the Company will no longer remeasure warrant liabilities in future periods. As of December 31, 2025, the estimated fair value of these warrant liabilities was approximately $0.

Private Equity Investments Accounted for Under ASC 321 Measurement Alternative

The Company holds private equity investments without readily determinable fair values. The Company has elected to account for these investments using the measurement alternative under ASC 321, Investments—Equity Securities, under which such investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s private equity investments accounted for under the measurement alternative was $600,000 and $600,000, respectively. No impairments, upward adjustments, or downward adjustments were recognized during the three months ended March 31, 2026.

The following table summarizes changes in the carrying amount of private equity investments accounted for under the ASC 321 measurement alternative for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Beginning balance	$600,000	$100,000
Purchases	-	500,000
Ending balance	$600,000	$600,000

Nonrecurring Fair Value Measurements of Intangible Digital Assets

The Company holds certain digital assets, including liquidity pool positions and NFTs, that are accounted for as indefinite-lived intangible assets under ASC 350 and measured at cost less impairment. These assets are not measured at fair value on a recurring basis and, therefore, are excluded from the recurring fair value hierarchy tables presented below. When the Company recognizes an impairment loss, the fair value measurement used to measure the impairment represents a nonrecurring fair value measurement under ASC 820. See Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets) for additional information.

During the three months ended March 31, 2026, the Company recognized impairment losses of approximately $210,000 related to intangible digital assets, including approximately $194,000 impairment of liquidity pool positions and approximately $16,000 impairment of NFTS, because the carrying amounts of certain assets exceeded their estimated fair values. After recognizing impairment, the carrying amounts of liquidity pool positions and NFTs as of March 31, 2026 were approximately $11,358,000 and $26,000, respectively. To the extent the related assets were written down to fair value during the period, these amounts represent the assets’ fair values as of the March 31, 2026 nonrecurring measurement date. The impairment losses are included in impairment loss on intangible digital assets in the statements of operations.

The fair value of liquidity pool positions was estimated using a market approach based on the observable value of the underlying digital assets withdrawable from the applicable liquidity pools as of the measurement date, including observable on-chain pool composition, pool liquidity and quoted market prices for the underlying digital assets. Because the measurement was based principally on observable inputs and no significant unobservable adjustments were applied, the related nonrecurring fair value measurement was categorized within Level 2 of the fair value hierarchy.

The fair value of NFTs was estimated using a market approach based on available NFT marketplace information, including recent transactions, floor prices or other marketplace indications for comparable NFTs, as adjusted for asset-specific characteristics and limited market activity. The related nonrecurring fair value measurement was categorized within Level 3 of the fair value hierarchy because there are no quoted prices in active markets for identical NFTs and the measurement involves management judgment. For the Level 3 NFT measurement, significant unobservable inputs consisted primarily of management’s judgment in selecting comparable NFT marketplace data and evaluating asset-specific characteristics and market activity. The Company did not develop material quantitative unobservable adjustments in measuring fair value.

Note 7 – Revenues and Cost of Revenues

Revenue Recognition

The Company generates revenue from blockchain infrastructure operations, including validator node operations, block building activities, and DeFi arrangements. These revenue streams are accounted for under ASC 606, Revenue from Contracts with Customers, as the Company provides services that generate consideration in the form of digital assets.

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

Collectively, these activities represent the outputs of the Company’s ordinary operations and are measured at the fair value of the digital assets earned at the time each performance obligation is satisfied.

NodeOps

The Company operates digital asset validator nodes on the Ethereum network (“NodeOps”) through which it participates directly in the network’s consensus mechanism. In this role, the Company stakes its own digital assets to validate transactions and propose or attest to blocks on the Ethereum blockchain. Staked assets are subject to protocol-defined lock-up and withdrawal periods.

In exchange for validating transactions and participating in block production, the Company earns protocol-determined rewards, including consensus layer issuance and priority fees, which are distributed by the Ethereum network as part of its consensus mechanism.

The Company earns these rewards directly from the Ethereum protocol, which calculates and distributes such rewards to the Company’s digital wallets, and does not act as an agent or intermediary for third parties.

The provision of validation services represents an output of the Company’s ordinary activities. Validation activities, including block proposals and attestations, represent the Company’s performance obligations. The performance obligation is satisfied at a point in time when the validation is confirmed by the network and the associated rewards are earned and available for transfer, at which point revenue is recognized.

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

Builders on BSC construct block bids composed of transactions and optional searcher tips. Unlike Ethereum, transaction fees associated with user transactions included in a finalized BSC block are paid directly to the Validator’s coinbase address and are not received by the Builder. Instead, the Builder earns revenue in the form of BNB-denominated tips that are directed to a Builder-controlled tip smart contract as priority fees and transferred or made available to the Company as part of the block-level settlement mechanics for each successfully finalized block.

Builder performance obligations on BSC are satisfied on a block-by-block basis when the constructed block is selected and proposed by a Validator and finalized on-chain. Each finalized block is considered a separate performance obligation. The Company recognizes BSC block-building revenue at the time each block is finalized and the related BNB-denominated tips are transferred or otherwise made available to the Company, measured at the fair value of BNB at that time.

In connection with BSC block building, the Company includes a Builder-specified bid payment, structured through a self-transfer transaction appended by the Builder, to incentivize the Validator to select the Company’s block. Such payments are recorded as cost of revenues because they represent direct costs of fulfilling the BSC block-building performance obligation.

Imperium

DeFi Lending Revenue (Aave)

The Company earns rewards from DeFi lending arrangements, primarily through the Aave protocol, by supplying digital assets to decentralized lending pools. These arrangements generate variable returns based on supply and demand dynamics within the protocol.

When the Company deposits ETH into Aave, the underlying ETH remains recognized at fair value on the balance sheet, consistent with the accounting policy described in Note 3. The Company earns variable rewards, typically in ETH, which accrue continuously based on utilization of the lending pool.

The Company has concluded that its participation in these arrangements represents a performance obligation satisfied over time, as the protocol’s users simultaneously receive and consume the benefits of the Company’s supplied liquidity. Revenue is recognized over time in proportion to rewards earned and is measured at the fair value of the digital assets at the time the consideration is earned. Variable consideration is constrained to amounts not subject to significant reversal in accordance with ASC 606-10-32-11.

Liquidity Pool Revenue

The Company also earns fees and other rewards through participation in decentralized exchange liquidity pools. By depositing digital assets into these pools, the Company provides liquidity to decentralized markets and earns a proportional share of fees generated by the protocol.

In contrast to DeFi lending arrangements, deposits into liquidity pools result in the derecognition of the underlying digital assets and the recognition of liquidity pool positions accounted for as indefinite-lived intangible assets, as described in Note 3 and Note 5.

The Company’s participation in liquidity pools represents a performance obligation satisfied over time, as liquidity is continuously provided to the protocol. Revenue is recognized over time based on the Company’s proportional share of fees and other rewards generated and is measured at the fair value of digital assets received at the time the fees are earned. Variable consideration is constrained to amounts not subject to significant reversal.

Revenues earned through Imperium are classified as DeFi revenues in the statements of operations. The Company is considered the principal in these arrangements because it controls the deployment of its digital assets, bears protocol and market risks (including smart-contract, liquidity, and liquidation risk), and earns consideration directly from the protocol rather than through an intermediary.

Disaggregation of Revenues

The following table summarizes the revenues earned from the Company’s operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Blockchain infrastructure revenues
NodeOps	$131,094	$339,291
Builder+	1,004,257	1,349,644
Total blockchain infrastructure revenues	1,135,351	1,688,935
DeFi revenues (Imperium)	$1,012,026	-
Total revenues	$2,147,377	$1,688,935

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

For BSC block building, although the Builder does not receive the transaction fees attached to the bundled transactions included in a finalized block, it must still compete for inclusion by proposing an additional bid, structured as a self-transaction, that specifies extra fees intended to incentivize the Validator to select its block. This self-transaction results in a direct payment to the Validator’s coinbase address. These Builder-specified bids are separate from the transaction fees attached to user transactions and represent incremental value added by the Builder intended to increase the likelihood of block inclusion. The Company records these Builder-specified bid payments as cost of revenues, as they are a direct cost of fulfilling the block-building performance obligations under the BSC block-building arrangement in accordance with ASC 606.

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

Disaggregation of Cost of Revenues

The following table further details the costs of revenues for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Cost of blockchain infrastructure revenues
Cost of staking revenues (NodeOps)	$7,917	$46,766
Cost of block-building revenues (Builder+)	1,116,073	1,521,893
Total cost of blockchain infrastructure revenues	1,123,990	1,568,659
Cost of DeFi revenues (Imperium)	9,075	-
Total cost of revenues	$1,133,065	$1,568,659

Note 8 – Segment Reporting

The Company operates within a single reportable segment under ASC 280, Segment Reporting, focused on blockchain based revenue generation through its blockchain infrastructure and DeFi operations.

Within this reportable segment, the Company’s operations are organized around three primary business lines that represent distinct revenue-generating activities:

1.	Validator Node Operations (“NodeOps”) – earns ETH-denominated staking rewards and validator fees from operating validator nodes that secure proof-of-stake blockchain networks.

2.	Block Building (“Builder+”) – generates execution-layer transaction fees and MEV rewards from the construction and submission of optimized transaction blocks to validators on Ethereum and Binance Smart Chain (BSC).

3.	DeFi Operations (“Imperium”) – represents the Company’s decentralized finance activities, including decentralized lending and liquidity pool participation, through which the Company earns protocol-denominated fees and rewards for supplying digital asset liquidity to smart contract-based protocols.

Revenues from NodeOps and Builder+ are aggregated and presented as Blockchain infrastructure revenues, while revenues from Imperium are presented separately as DeFi revenues in the statements of operations. Although these business lines have distinct economic drivers and operational processes, management evaluates them together as part of the Company’s single reportable segment due to shared infrastructure, integrated management oversight, and the common objective of on-chain revenue generation.

DeFi activities include both DeFi lending arrangements and decentralized exchange liquidity pool participation, which have distinct economic characteristics but are managed together within the Company’s DeFi operations.

Gross profit (loss) is the primary measure of segment performance reviewed by the Company’s CODMs, which comprises members of executive management including the Chief Executive Officer and Chief Financial Officer. In evaluating performance and allocating resources, the CODMs reviews segment revenues, direct production costs, validator payments, hosting expenses, and allocated employee compensation.

Consistent with ASU 2023-07, the Company discloses the significant segment expenses regularly provided to the CODMs for decision-making purposes, including validator payments, infrastructure hosting costs, allocated employee compensation, and other direct operating costs associated with blockchain infrastructure and DeFi operations.

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODMs, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	NodeOps	Builder+	Imperium	Total
Revenues	$131,094	$1,004,257	$1,012,026	$2,147,377
Less: Cost of revenues
Validator payments	$-	$1,084,192	$-	$1,084,194
Cloud and server hosting costs	3,542	11,881	-	15,423
Compensation costs	4,375	14,000	9,075	27,450
Third-party support costs	-	6,000	-	6,000
Gross profit (loss)	$123,177	$(111,816)	$1,002,951	$1,014,312

	For the Three Months Ended March 31, 2025
	NodeOps	Builder+	Imperium	Total
Revenues	$339,291	$1,349,644	$-	$1,688,935
Less: Cost of revenues
Validator payments	$-	$1,479,943	-	$1,479,943
Cloud and server hosting costs	35,652	30,290	-	65,942
Compensation costs	9,828	11,660	-	21,488
Third-party support costs	1,286	-	-	1,286
Gross profit (loss)	$292,525	$(172,249)	$-	$120,276

The following table reconciles total segment gross profit to net income (loss):

	For the Three Months Ended March 31,
	2026	2025
Gross profit	1,014,312	120,276
Total operating expenses	(68,630,772)	(17,614,123)
Other income (expense)	(1,547,859)	225,150
Net income (loss)	$(69,164,319)	$(17,268,697)

Note 9 – Stockholders’ Equity

Common Stock

As of March 31, 2026 the Company had 975,000,000 shares of Common Stock, $0.001 par value, authorized, of which 49,775,371 shares were issued and outstanding.

At The Market Offering Agreement

The Company has an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time, shares of the Company’s Common Stock. The ATM Agreement operates under the Company’s effective registration statement, which registers up to $2,000,000,000 of securities for potential future issuance, and provides for a commission to H.C. Wainwright of up to 3.0% of the gross proceeds from sales.

During the three months ended March 31, 2026, the Company did not sell any shares of Common Stock under the ATM Agreement. During the three months ended March 31, 2025, the Company sold a total of 127,249 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of approximately $238,000 at an average selling price of $1.87 per share, resulting in net proceeds of approximately $229,000 after deducting commissions and other transaction costs.

Share Repurchase Program

The Company has a share repurchase program authorizing the repurchase of up to $50 million of its common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and applicable state law. The Company has engaged H.C. Wainwright & Co., LLC as the sole broker to implement the program. Repurchases are subject to certain pricing and timing limitations, including those related to the Company’s fair value and named executive officer trading plans. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or discontinued at any time.

During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock. As of March 31, 2026, approximately $46,000,000 remained available for repurchases under the authorization.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2026:

Number of Warrants
Outstanding as of December 31, 2025	2,124,066
Expiration of warrants	(712,500)
Outstanding as of March 31, 2026	1,411,566

As of March 31, 2026, no warrants were classified as derivative liabilities, as all liability-classified warrants expired during the period. The remaining warrants issued in connection with the convertible notes are classified as equity.

Preferred Stock

Series V

In 2023, the Company issued Series V Preferred Stock to shareholders on a one-for-one basis. The Series V is non-convertible, has a 20% liquidation preference over common stock, is non-voting, and includes certain rights to dividends and distributions at the discretion of the Board.

In 2024, stockholders approved an amendment to the Certificate of Designation to provide the Board discretion to convert each share of Series V into one share of common stock. As of March 31, 2026, the Board has not elected to convert any Series V shares.

As of March 31, 2026, the Company had Series V Preferred Stock authorized, of which 15,671,405 shares were issued and outstanding as of March 31, 2026.

Certain shares of Series V Preferred Stock have been issued as restricted shares in connection with the conversion of RSUs to restricted shares of common stock in prior periods. These restricted shares remain subject to the original vesting conditions of the underlying RSU awards, including market-based and service-based vesting criteria.

As of March 31, 2026, the Company had approximately 278,000 restricted shares of Series V Preferred Stock outstanding. These restricted shares do not participate in voting rights and are subject to forfeiture if the underlying vesting conditions are not satisfied.

Share-Based Compensation

Share-based compensation, including options, RSUs, restricted shares, and share payments, may be granted to directors and employees of the Company under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on January 1, 2021, was approved by shareholders on March 31, 2021, and was amended on June 13, 2022. On July 11, 2023, the Company received shareholder approval to increase the number of shares authorized for issuance under the 2021 Plan from 7,000,000 shares to 12,000,000 shares.

As of March 31, 2026, the Company had approximately 205,647 shares remaining available for future grants under the 2021 Plan, after giving effect to RSU awards granted under the 2026 LTI Program that were issued within the existing authorized share limit.

During the three months ended March 31, 2026, the Company approved additional RSU awards under the 2026 LTI Program in excess of the number of shares currently authorized for issuance under the 2021 Plan. The portion of such awards that exceeds the currently authorized share limit is subject to stockholder approval of an increase in the number of authorized shares at the Company’s 2026 Annual Meeting of Stockholders. No shares underlying such awards will be issued unless and until stockholder approval is obtained.

For accounting purposes, RSUs approved within the existing authorized share limit are considered granted as of January 1, 2026. RSUs approved in excess of the currently authorized share limit are not considered granted for accounting purposes until stockholder approval is obtained.

However, for the three months ended March 31, 2026, the Company has included all RSUs approved under the 2026 LTI Program in the RSU activity and ending balances presented below and has recognized stock-based compensation expense for such awards based on an estimated fair value using the closing price of the Company’s common stock on January 1, 2026, consistent with ASC 718 guidance for awards with unresolved grant date conditions.

Upon receipt of stockholder approval, the Company will establish the grant date for such awards and will remeasure the fair value based on the closing price of the Company’s common stock on the grant date. Any difference between the estimated fair value and the grant date fair value will be recognized as an adjustment to stock-based compensation expense on a prospective basis over the remaining requisite service period.

RSUs and Restricted Shares

The Company grants RSUs, including long-term incentive (“LTI”) awards, to employees and officers under its equity incentive plans as part of its overall compensation and retention strategy. RSUs are generally subject to service-based vesting conditions and, in certain cases, market-based performance conditions.

In certain circumstances, RSUs may be settled through the issuance of restricted shares of common stock, including in connection with tax elections or other administrative considerations, while retaining the original vesting conditions of the underlying awards. Certain RSUs are entitled to dividend equivalents, including Series V preferred stock, and may be settled in a combination of common stock and Series V preferred stock, as applicable.

RSU forfeitures represent unvested awards that were cancelled in connection with employee departures in the ordinary course of business.

The following tables present the activity in RSUs and restricted shares for the three months ended March 31, 2026, followed by additional detail regarding the nature, valuation, and vesting conditions of such awards.

RSU Activity Rollforward

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	-	$-
Granted	5,424,248	2.40
Vested	-	-
Vested and converted to restricted common shares	(2,590,897)	2.15
Forfeited	(151,516)	2.40
Nonvested as of March 31, 2026	2,681,835	$2.63

The RSU activity presented above includes all RSUs approved under the 2026 LTI Program, including awards subject to stockholder approval for additional authorized shares under the 2021 Plan.

Restricted Stock Activity Rollforward

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2025	478,375
Converted from restricted stock units	2,590,897
Vested	-
Forfeited	-
Outstanding and Nonvested as of March 31, 2026	3,069,272

Restricted shares of common stock outstanding primarily relate to RSUs that were previously converted into restricted shares, including in connection with tax planning strategies (e.g., Section 83(b) elections), and continue to be subject to the original vesting conditions of the underlying awards.

The outstanding and nonvested balance of restricted shares as of December 31, 2025 primarily represents legacy LTI awards that were previously converted from RSUs and are subject to a combination of market-based performance conditions (including a requirement for the Company to achieve a specified market capitalization threshold of $300 million) and service-based vesting conditions. During the three months ended March 31, 2026, the increase in nonvested restricted shares primarily reflects the conversion of RSUs granted under the 2026 LTI Program into restricted shares, which continue to be subject to their respective vesting conditions. Compensation expense for awards subject to market conditions is recognized regardless of whether the market condition is ultimately achieved.

Granted Shares - LTI RSU Issuances (2026)

Aggregate RSU Awards and Share Availability

During the three months ended March 31, 2026, the Board approved a long-term incentive program for 2026 (the “2026 LTI Program”) that contemplates the issuance of restricted stock units, certain of which were granted pursuant to the Company’s 2021 Equity Incentive Plan, as described below, and certain of which will be subject to the availability of additional shares under the Plan and any required stockholder approvals.

During the three months ended March 31, 2026, the Company approved an aggregate of 5,424,248 RSUs under the 2026 LTI Program. Of these awards, 2,712,108 RSUs were approved within the existing authorized share limit under the 2021 Plan, and 2,712,140 RSUs are subject to stockholder approval of an increase in authorized shares under the Plan. The amounts presented above reflect RSUs approved by the Board during the period and are not adjusted for subsequent forfeitures. Such forfeitures are reflected in the RSU activity rollforward presented above.

The allocation of RSUs between awards granted under the Plan and those subject to stockholder approval, as well as the timing of issuance, depends on share availability and the receipt of such stockholder approval. No shares of common stock underlying RSUs will be issued until the applicable RSUs have vested and, with respect to RSUs subject to stockholder approval, such approval has been obtained.

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

As of March 31, 2026, the Company had 5,272,732 unvested equity awards outstanding under the 2026 LTI Program (net of forfeitures), consisting of RSUs and restricted shares that remain subject to vesting conditions. These awards consisted of:

●	2,636,380 awards are subject to service-based (time) vesting conditions;
●	1,318,210 awards are subject to stock price-based vesting conditions; and
●	1,318,142 awards are subject to market capitalization-based vesting conditions.

A portion of these awards has been converted from RSUs into restricted shares of common stock; however, such conversions did not change the underlying vesting conditions or the accounting treatment of the awards.

These awards represent the Company’s primary long-term incentive structure and are expected to result in continued stock-based compensation expense over the remaining vesting periods.

The recognition of this expense will vary based on the vesting conditions of the underlying awards. Expense related to service-based awards will be recognized on a straight-line basis over the requisite service period, while expense related to market-based awards will be recognized over the derived service period regardless of whether the applicable market conditions are ultimately achieved.

Valuation of RSUs

The fair value of RSUs granted with market-based vesting conditions, including stock price and market capitalization targets, was estimated using a Monte Carlo simulation model. The following assumptions were used in the Monte Carlo simulation model for RSUs granted on January 1, 2026:

2026
Exercise price	$4.50 - $13.25
Term (years)	5.00
Expected stock price volatility	93.00%
Risk-free rate of interest	3.73%

The weighted-average grant date fair value of RSUs with market-based vesting conditions was approximately $2.21 per unit.

For RSUs with only service-based vesting conditions that are subject to stockholder approval, a grant date has not yet been established for accounting purposes. Accordingly, the Company has used the closing price of its common stock on January 1, 2026 as an estimate of fair value for purposes of recognizing stock-based compensation expense during the three months ended March 31, 2026. Upon receipt of stockholder approval, the Company will establish the grant date for accounting purposes and will remeasure the fair value of such awards based on the closing price of the Company’s common stock on the grant date. Any difference between the estimated fair value and the grant date fair value will be recognized as an adjustment to stock-based compensation expense on a prospective basis over the remaining requisite service period.

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

Conversion of RSUs to Restricted Common Stock

On February 23, 2026, 2,590,897 RSUs were converted into restricted shares of Common Stock issued to executive officers and employees. The restricted shares of Common Stock retain the original vesting conditions of the RSUs, including multiple market capitalization and stock price vesting thresholds, as well as time-based vesting schedules, which range from one to five years. These conversions were made primarily to permit recipients to make elections under Section 83(b) of the Internal Revenue Code.

The conversion of RSUs to restricted shares did not result in incremental compensation cost, as the awards retained the same underlying vesting conditions and fair value measurement established at the original grant date.

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

During the three months ended March 31, 2026, stock options were granted primarily in connection with the settlement of performance-based bonuses earned for fiscal year 2025 and paid in equity in January 2026. During the three months ended March 31, 2025, stock options were granted primarily in connection with: (i) the settlement of performance-based bonuses earned for fiscal year 2024 and paid in equity in January 2025; and (ii) sign-on and retention equity awards granted to new employees.

A summary of options activity under the Company’s stock option plan for the three months ended March 31, 2026 and 2025 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2025	2,002,395	$2.84	$460,715	5.6
Employee options granted	690,300	2.64	-	6.8
Employee options exercised	-	-	-	-
Employee options expired	-	-	-	-
Employee options forfeitures	(60,000)	1.40	-	-
Options outstanding as of March 31, 2026	2,632,695	$2.72	$5,100	5.7
Options vested and exercisable as of December 31, 2025	1,373,910	$2.52	$2,550	5.5

Option forfeitures reflect unvested awards that were cancelled in connection with employee departures in the ordinary course of business.

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Employee options granted	1,427,068	2.47	-	6.6
Options outstanding as of March 31, 2025	2,729,568	$2.22	$6,750	4.1
Options vested and exercisable as of March 31, 2025	2,453,318	$2.26	$1,688	4.1

The following weighted-average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2026 and 2025, using the Black-Scholes model:

	For the Three Months Ended March 31,
	2026	2025
Exercise price	$2.64	$2.47
Term (years)	7.00	5.00
Expected stock price volatility	97.22%	113.66%
Risk-free rate of interest	3.86%	4.16%

These assumptions are consistent with the methods described in Note 3 – Summary of Significant Accounting Policies.

Other Share-Based Payments

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

For the three months ended March 31, 2026, the Company issued 398,208 shares of common stock to officers and employees in January 2026 as part of the settlement of accrued bonus compensation earned for the year ended December 31, 2025. The total fair value of the shares issued was approximately $1,051,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 87,602 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 310,606 shares of common stock. The issuance of shares represents the settlement of previously accrued compensation and did not result in additional stock-based compensation expense during the period.

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

Accrued compensation included approximately $251,000 and $1,609,000 related to performance-based bonus accruals as of March 31, 2026 and December 31, 2025, respectively.

Board Compensation

Effective January 19, 2023, the Board approved the issuance of $50,000 of common stock to each independent director, payable in four equal quarterly installments of $12,500, subject to continued service. The number of shares issued is based on the closing price of the Company’s common stock on the last trading day prior to each quarter-end.

For the three months ended March 31, 2026, 26,979 shares of common stock approximating $37,500 were issued to independent directors related to the quarterly approved issuances. For the three months ended March 31, 2025, 25,002 shares of common stock approximating $38,000 were issued to independent directors related to the quarterly approved issuances.

Stock-based Compensation

Stock-based compensation expenses are recorded as a part of general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Employee stock option awards	$633,202	$55,212
Employee restricted stock and restricted stock unit awards	1,133,647	151,958
Forfeitures of employee options, restricted stock and restricted stock unit awards	(79,818)	(262,058)
Non-employee stock awards	37,501	37,503
Total stock-based compensation	$1,724,532	$(17,385)

As of March 31, 2026, the Company had approximately $1,981,770 of unrecognized stock-based compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 0.54 years, and $11,793,973 of unrecognized stock-based compensation cost related to unvested restricted stock and RSU awards, which is expected to be recognized over a weighted-average period of 1.98 years.

A significant portion of the unrecognized compensation cost relates to awards subject to market-based vesting conditions, which may result in variable expense recognition over the remaining service periods of such awards.

Note 10 – Debt

Loans Payable – DeFi Protocol

The Company participates in decentralized finance (DeFi) borrowing activity through Aave, a smart contract–based protocol that facilitates overcollateralized loans backed by digital assets. The Company accounts for these borrowings as financial liabilities in accordance with ASC 470, as the arrangements represent obligations to repay borrowed assets.

Borrowings have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms. Loans are subject to full or partial liquidation if the loan’s health factor falls below a protocol-defined minimum threshold, generally 1.0x. Such liquidation events could result in material losses and the Company has no recourse against the protocol or any counterparty in the event of liquidation, technical failure, smart contract vulnerabilities, or oracle manipulation. The health factor is calculated based on the value of the collateral relative to the loan balance and Aave’s liquidation threshold, which is generally 80% for ETH collateral. As of March 31, 2026, the Company has not experienced any full or partial liquidation events related to these borrowings.

During the three months ended March 31, 2026, the Company borrowed an aggregate of approximately $500,000.

The following table summarizes the Company’s DeFi borrowing activity during the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026
Beginning balance – January 1, 2026	$61,500,000
Proceeds from DeFi borrowings	500,000
Repayments of principal	(18,221,577)
Ending balance – March 31, 2026	$43,778,423

As of March 31, 2026, the Company’s outstanding DeFi borrowings were denominated primarily in USD-pegged stablecoins, including USDT and GHO, rather than ETH or other non-USD-pegged digital assets. The Company’s obligation is to repay the borrowed stablecoin units, plus accrued protocol interest, in accordance with Aave’s protocol terms. Because the borrowed stablecoins are designed to maintain a value substantially equivalent to one U.S. dollar, management believes the carrying amount of the borrowings approximates the U.S. dollar value of the settlement obligation. See Note 6 – Fair Value Measurements for additional information regarding the estimated fair value of outstanding DeFi borrowings.

As of March 31, 2026, the Company had approximately 49,970 Aave aEthWETH tokens representing wrapped ETH deployed within DeFi protocols and serving as collateral for outstanding borrowings, with a fair value of approximately $105,135,000. These assets remain recorded as ETH within Digital assets - DeFi on the balance sheet in accordance with ASC 350-60 and are measured at fair value using quoted prices in active markets (Level 1 inputs under ASC 820). See Note 3 – Summary of Significant Accounting Policies and Note 4 – Digital Assets (Fair Value) for further detail regarding the accounting treatment and classification of these assets.

The loans accrue interest at variable rates determined by Aave’s on-chain interest-rate model, which automatically adjusts based on market utilization and liquidity conditions for each borrowed asset. These rates are published and updated in real-time on the Aave protocol’s website. During the three months ended March 31, 2026, the weighted-average annualized borrowing rate on the Company’s DeFi borrowings was 3.65%, calculated based on the applicable protocol borrowing rates and outstanding USDT and GHO borrowings during the period.

For the three months ended March 31, 2026, the Company recognized approximately $469,000 in interest expense, of which approximately $219,000 remained unpaid and is included in Accrued interest payable on the balance sheet at period end.

The Board has approved the use of Aave for borrowing activities, subject to a maximum loan-to-value (“LTV”) ratio and debt-to-asset (“DTA”) coverage limitation of 40% at the time of borrowing. The Board also approved temporary exceedances of these limitations for operational purposes, provided such exceedances do not exceed two days.

Convertible Notes Payable

On May 13, 2025 and July 21, 2025, the Company entered into separate Securities Purchase Agreements with accredited investors, pursuant to which it issued 5% Original Issue Discount Senior Secured Convertible Notes (the “May Notes” and “July Notes”, respectively, and together, the “Notes”) in the aggregate principal amounts of $7,810,526 and $10,050,000 for gross cash proceeds of $7,420,000 and $9,547,500, respectively. In connection with the issuance of the Notes, the Company also issued warrants to purchase an aggregate of 2,781,291 shares of the Company’s common stock, with 1,901,916 warrants issued under the May Notes exercisable at $2.75 per share, and 879,375 warrants issued under the July Notes exercisable at $8.00 per share. The warrants issued in connection with both offerings have a five-year term from the respective issuance dates.

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

Interest Expense

For the three months ended March 31, 2026, the Company recognized total interest expense of approximately $1,548,000, which includes contractual interest, the amortization of debt discounts and issuance costs using the effective interest method, and variable interest on DeFi borrowings.

Of this amount, approximately $268,000 related to contractual interest on the Company’s convertible notes, approximately $811,000 represented non-cash amortization of debt discount and issuance costs, and approximately $469,000 related to interest incurred on DeFi borrowings.

The Company paid approximately $518,000 of interest during the period, consisting of $268,000 paid in cash and $250,000 paid in stablecoins, with the remainder representing non-cash or accrued amounts.

Note 11 – Dividends and Capital Distributions

Prior Period Dividend

In August 2025, the Company’s Board approved a special dividend of $0.05 per share (the “Bividend”), payable to stockholders of record as of September 26, 2025. The dividend was paid in October 2025 in a combination of cash and ETH. There were no dividends declared during the three months ended March 31, 2026.

Loyalty Payment

In 2025, the Company’s Board approved a one-time loyalty payment of $0.35 per share (the “Loyalty Payment”), payable solely in ETH to eligible holders of common stock who satisfied specified holding and election requirements.

In February 2026, the Company settled the Loyalty Payment through the distribution of approximately 329 ETH, with an aggregate fair value of approximately $723,000 at the time of distribution. The distribution was recognized at its fair value at the time of settlement as a reduction to stockholders’ equity.

Convertible Notes Eligible for Capital Distributions – Contingent Liability

As of March 31, 2026, the Company had outstanding convertible notes that provide holders the right, upon conversion, to participate in dividends or other distributions declared on the Company’s common stock during the period the notes are outstanding, as if the notes had been converted immediately prior to the applicable record date.

As of March 31, 2026, there were approximately 2,107,757 shares of common stock underlying the outstanding convertible notes that would be entitled to such distributions if converted in accordance with the note terms, representing a potential contingent distribution totaling approximately $105,000. Because the obligation to deliver such distributions is contingent upon future conversion, no liability has been recorded as of March 31, 2026, in accordance with ASC 450-20, Contingencies.

Note 12 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the three months ended March 31, 2026 and 2025, the Company made contributions to the 401(k) Plan of $179,000 and $122,000, respectively.

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

As reflected in the condensed unaudited financial statements, the Company has historically incurred net losses and has an accumulated deficit of approximately $242,466,000 at March 31, 2026, and net cash used in operating activities of approximately $1,742,000 for the reporting period then ended. The Company is actively implementing its business plan, generating revenue, and executing a deliberate financing strategy that includes DeFi protocol borrowing and convertible note issuances to scale its blockchain infrastructure and DeFi operations.

Based on the Company’s cash position and liquid digital assets, consisting primarily of Ethereum held directly and not subject to long-term lockups, as of May 14, 2026, management has determined that these resources are sufficient to support its daily operations and meet its obligations for at least twelve months from the issuance date of these financial statements. Management’s assessment considers expected operating cash flows, scheduled debt service, collateral requirements associated with DeFi borrowings, and potential variability in digital asset prices. Accordingly, management has determined that there is no substantial doubt about the Company’s ability to continue as a going concern.

Note 14 – Related Party Transactions

Related parties include the Company’s executive officers, directors, and entities in which such persons have a beneficial interest.

In May 2025, the Company’s Chairman and Chief Executive Officer and a trust for which he is a beneficiary participated as investors in the Company’s 5% Original Issue Discount Senior Secured Convertible Notes for an aggregate investment of $342,500. The participation by the Chairman and Chief Executive Officer and the related trust was approved by an independent committee of the Board.

As of March 31, 2026, these related parties continue to hold a portion of the outstanding convertible notes, and the Company continues to incur interest expense and has repayment obligations associated with these instruments in accordance with their terms. See Note 10 – Debt for additional information regarding the terms of the convertible notes and related warrants.

Except as described above, the Company did not have any other material related party transactions during the three months ended March 31, 2026.

Note 15 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. When we refer to the “2026 Quarter” and the “2025 Quarter” we are referring to the three months ended March 31, 2026 and March 31, 2025, respectively.

Company Overview

Executive Overview

BTCS Inc. is a blockchain technology company focused on revenue generation through blockchain infrastructure and decentralized finance (“DeFi”) activities, primarily on the Ethereum network. During 2025, the Company continued to execute a strategic repositioning toward Ethereum-native operations to generate scalable recurring revenue and drive sustainable growth and long-term shareholder value.

The Company’s business model is centered on participating directly in core components of the Ethereum ecosystem, including validator node operations as a validator (“Validator”), block-building activities as a block builder (“Builder”), and DeFi asset deployment. While BTCS holds significant Ethereum (“ETH”) assets, they are primarily maintained as operating assets that support the Company’s revenue-generating activities, infrastructure participation, and DeFi activities, including deployment into lending protocols and liquidity arrangements.

Growth of Blockchain Infrastructure Operations

Blockchain infrastructure activities, consisting primarily of validator node operations (NodeOps) and block building (Builder+), represent a core driver of the Company’s revenues. Validator operations provide recurring ETH-denominated revenues through protocol-defined incentives and rewards, while Builder+ has emerged as a higher-growth, technology-driven revenue opportunity.

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

Decentralized Finance Operations through Imperium

BTCS conducts DeFi activities through its Imperium operating segment, which is designed to deploy digital assets into decentralized protocols as a liquidity provider and market participant. Imperium enables the Company to allocate assets across DeFi protocols that facilitate decentralized lending, borrowing, and liquidity pool participation.

Through these activities, the Company earns variable digital asset rewards and transaction-based fees that depend on protocol utilization, capital deployment, and prevailing market conditions. In contrast to traditional staking, which is subject to protocol-defined reward structures and lock-up mechanics, DeFi participation allows for more dynamic capital allocation, including the use of overcollateralized borrowing arrangements and liquidity pool strategies.

During 2025, the Company’s DeFi activities were primarily focused on decentralized lending and borrowing arrangements. In 2026, the Company expanded these activities to include participation in liquidity pools, further diversifying its DeFi revenue streams and capital deployment strategies.

These activities are closely integrated with the Company’s digital asset holdings, particularly ETH, which is deployed as collateral and liquidity to support both revenue generation.

Management believes that DeFi activities represent a core and expanding component of the Company’s operations and provide opportunities to enhance capital flexibility and complement the Company’s blockchain infrastructure operations. BTCS plans to continue expanding asset deployments into DeFi protocols and pursue additional integrations to broaden its on-chain activities, subject to market conditions, available capital, regulatory developments, and risk management considerations.

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

DeFi borrowing arrangements, which are typically overcollateralized, enable the Company to access liquidity by pledging digital assets as collateral while maintaining exposure to the underlying digital assets. Borrowed funds, generally denominated in stablecoins, may be used to support operations, manage liquidity, or redeploy capital into blockchain infrastructure and DeFi activities, including decentralized lending and liquidity pool participation.

This approach allows the Company to actively manage its capital structure and allocate resources across its operating activities based on market conditions, expected returns, and liquidity requirements. The Company continuously evaluates these strategies to balance capital deployment, liquidity, and risk management considerations.

Outlook

BTCS entered 2026 with a strategic focus on decentralized finance activities under Imperium. Management expects continued expansion of Imperium to drive scalable revenue generation and gross profit growth, while ongoing development of blockchain infrastructure operations, including Builder+, is expected to support the Company’s broader strategy.

The Company’s performance will depend on a range of factors, including activity levels on the Ethereum network, transaction flow within block-building markets, and utilization of DeFi protocols. BTCS expects to continue allocating assets dynamically across validator operations, block building, and DeFi strategies based on market conditions, liquidity needs, and operational considerations.

The following sections of Management’s Discussion and Analysis provide additional detail regarding the Company’s digital asset and treasury management practices, known trends and uncertainties, results of operations, and liquidity and capital resources.

Use of Digital Assets in our Operations

Digital Asset Holdings Overview

As part of its operating model, the Company holds and deploys digital assets across blockchain infrastructure and decentralized finance (DeFi) activities. These digital assets are reflected in the Company’s financial statements in different line items based on their nature and accounting treatment, including digital assets measured at fair value and intangible digital assets associated with liquidity pool positions.

The following table presents a summary of the Company’s digital asset token holdings as of March 31, 2026, including (i) digital assets held directly and measured at fair value, (ii) digital assets underlying liquidity pool positions, and (iii) stablecoins held. This table is intended to provide a consolidated view of the Company’s digital asset exposure and is supplemental to the disclosures included in the accompanying financial statements. Token quantities are presented to illustrate the Company’s exposure to underlying digital assets across its operations.

As of March 31, 2026
Asset	Digital Assets Held at Fair Value (Tokens)	Digital Assets Underlying Liquidity Pool Positions (Tokens)	Stablecoins Held (Tokens)	Total Digital Asset Holdings (Tokens)
Ethereum (ETH)	55,064	2,543	-	57,607
BNB Chain (BNB)	167	-	-	167
Rocket Pool (RPL)	651	-	-	651
USD Coin (USDC)	-	4,153,920	442,374	4,596,294
Tether (USDT)	-	2,202,929	85,562	2,288,491
Aave GHO (GHO)	-	-	6,423	6,423
Total Carrying Value	$115,955,855	$11,358,006	$534,359	$127,848,220
Total Fair Value	$115,955,855	$11,707,245	$534,359	$128,197,459

(1)	Carrying value for liquidity pool positions reflects cost less impairment, while fair value represents the estimated market value of the underlying assets.

Amounts presented for digital assets and stablecoins reflect token units held as of March 31, 2026. Total carrying value and total fair value are presented in U.S. dollars.

Digital assets held at fair value primarily consist of ETH and other protocol tokens that are actively deployed in validator operations, block-building activities, and DeFi lending arrangements. Digital assets underlying liquidity pool positions represent the Company’s proportional interest in pooled assets within decentralized exchanges and are accounted for as intangible assets. Stablecoins are held for liquidity management and deployment into DeFi strategies.

The Company’s digital asset holdings may fluctuate based on market prices, capital deployment decisions, and participation in blockchain infrastructure and DeFi activities.

Capital Allocation and Treasury Strategy

ETH held by the Company is actively deployed across its business lines, including validator node operations, block building, and DeFi activities conducted through the Imperium operating segment. Management evaluates how digital assets are deployed among these activities based on expected revenue, profit margin, growth prospects, liquidity requirements, risk considerations, and prevailing market conditions.

The Company’s treasury management strategy is designed to balance revenue and profit, liquidity, and risk management. BTCS seeks to maintain sufficient liquidity to support ongoing operations while deploying digital assets, including through DeFi lending and liquidity pool participation, to support scalable revenue generation.

The Company does not maintain a fixed allocation policy for digital assets across staking, block building, or DeFi activities. Instead, allocation decisions are made dynamically in response to market conditions, protocol economics, and the Company’s capital requirements.

In certain circumstances, the Company may convert digital assets to cash to fund operations or manage liquidity. Conversely, the Company may deploy cash or stablecoins into digital assets to support infrastructure operations or DeFi participation.

Operational and Risk Considerations

The Company’s digital asset balances may fluctuate period over period due to operational activity, redeployments, protocol participation, borrowing activity, and market price movements. These fluctuations are a function of the Company’s operating strategy and may materially impact reported financial results.

The Company’s digital asset and treasury management activities expose it to risks including digital asset price volatility, protocol changes, smart contract vulnerabilities, and liquidity constraints, including collateral liquidation risk in overcollateralized borrowing arrangements. Management seeks to mitigate these risks through diversification of deployments, active monitoring of protocol performance, conservative leverage practices, and disciplined capital allocation.

Management believes that the active deployment of digital assets across blockchain infrastructure and DeFi activities is a core differentiator of the Company’s operating model and expects digital assets to remain central to the Company’s treasury strategy and overall business performance.

Known Trends, Market Conditions, and Uncertainties

BTCS operates in blockchain infrastructure and DeFi markets that are characterized by rapid technological change, evolving market structures, and significant variability in economic outcomes. The Company’s operating results and financial condition are influenced by a number of interrelated trends, market conditions, and uncertainties.

Digital Asset Market Volatility

The market prices of digital assets, particularly ETH, are subject to significant volatility driven by macroeconomic conditions, investor sentiment, regulatory developments, technological changes, and activity within decentralized ecosystems. Because ETH is a core operating asset for the Company, fluctuations in its market price may significantly affect the value of the Company’s digital asset holdings, reported results, and liquidity.

Changes in ETH prices may impact period-to-period financial results independent of underlying operating performance.

Blockchain Network and Protocol Dynamics

The Company’s infrastructure and DeFi activities depend on the continued operation and adoption of the Ethereum network and related protocols. Changes to network protocols, including updates to transaction fee structures, validator economics, or block-building dynamics, may affect the profitability and scalability of the Company’s operations.

In addition, transaction volumes, network congestion, and user activity levels influence execution-layer rewards, block-building opportunities, and validator returns, and may vary significantly over time.

Block Building Market Conditions

Builder+ performance is influenced by access to transaction flow, infrastructure efficiency, latency, and competition among block builders. As transaction execution markets evolve, competitive dynamics and margins may fluctuate.

DeFi Revenue Variability

Revenues generated through Imperium’s DeFi activities are inherently variable and depend on protocol utilization, fee rates, liquidity conditions, and market demand for decentralized financial services, including both lending and liquidity pool participation. These factors may fluctuate as capital flows into or out of protocols and as market conditions change.

DeFi participation also exposes the Company to risks such as smart contract vulnerabilities, governance changes, and liquidity constraints, which may impact returns or result in losses. The occurrence of any such events could have a material adverse effect on the Company’s financial condition and results of operations.

Regulatory Environment

The regulatory environment for digital assets and blockchain-based activities continues to evolve in the United States and internationally. Changes in laws, regulations, or regulatory interpretations could affect the Company’s operations, access to capital, and compliance obligations.

Implications for Operating Performance

The Company seeks to manage these dynamics through disciplined capital allocation, active deployment of digital assets, and ongoing evaluation of market conditions. However, the impact of these factors on future operating results and financial condition may be material.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table reflects our operating results for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,		Change	Change
	2026	2025	$	%

Revenues
Blockchain infrastructure revenues	$1,135,351	$1,688,935	$(553,584)	(33)%
DeFi revenues	1,012,026	-	1,012,026	100%
Total revenues	2,147,377	1,688,935	458,442	27%

Cost of revenues
Blockchain infrastructure costs	1,123,990	1,568,659	(444,669)	(28)%
DeFi costs	9,075	-	9,075	100%
Total cost of revenues	1,133,065	1,568,659	(435,594)	(28)%

Gross profit	1,014,312	120,276	894,036	743%

Operating expenses:
Professional fees	293,114	282,759	$10,355	4%
General and administrative	245,595	275,629	(30,034)	(11)%
Research and development	80,444	209,251	(128,807)	(62)%
Compensation and related expenses	2,794,732	688,202	2,106,530	306%
Marketing	27,844	245,172	(217,328)	(89)%
Impairment loss on intangible digital assets	209,921	-	209,921	100%
Realized losses on digital asset transactions	29,293,946	1,382,288	27,911,658	2,019%
Unrealized loss on digital assets	35,685,176	14,530,822	21,154,354	146%
Total operating expenses	68,630,772	17,614,123	51,016,649	290%

Other income (expenses):
Interest expense	(1,547,859)	-	(1,547,859)	100%
Change in fair value of warrant liabilities	-	225,150	(225,150)	(100)%
Total other income (expenses)	(1,547,859)	225,150	(1,773,009)	(787)%

Net loss	$(69,164,319)	$(17,268,697)	$(51,895,622)	301%

Revenues

Total revenues for the 2026 Quarter increased compared to the 2025 Quarter, primarily due to the addition of DeFi revenues generated through the Company’s Imperium operations.

Blockchain infrastructure revenues decreased compared to the prior period, primarily due to variability in block-building activity and execution-layer rewards, which are influenced by transaction flow, validator participation, and network conditions. Staking rewards under NodeOps also decreased, primarily reflecting the redeployment of digital assets from staking to DeFi activities during the 2026 Quarter.

DeFi revenues accounted for approximately 47% of total revenues for the 2026 Quarter and reflect the Company’s expanded participation in decentralized finance activities, including decentralized lending (approximately 25% of revenues) and liquidity pool strategies (approximately 22% of revenues), which were not present in the 2025 Quarter.

Revenues may fluctuate period over period due to changes in digital asset prices, network activity, and protocol utilization, as revenue is measured based on the fair value of digital assets received at the time earned.

Cost of Revenues

Cost of revenues for the 2026 Quarter decreased compared to the 2025 Quarter, primarily due to lower validator payments (“Validator Payments”) associated with block-building activities and improved infrastructure efficiencies.

Cost of revenues continues to be primarily driven by validator payments required to secure block inclusion, as well as infrastructure and hosting costs associated with blockchain operations. DeFi-related costs were minimal during the 2026 Quarter.

Gross margins improved compared to the prior period due to the increased contribution of DeFi revenues, which currently have relatively low associated direct costs. Gross margins may fluctuate in future periods based on validator economics, execution-layer reward dynamics related to block-building activities, and changes in DeFi activity levels.

Operating Expenses

Professional fees

Professional fees for the 2026 Quarter increased compared to the 2025 Quarter, primarily due to higher legal and accounting costs, including an increase in audit fees. The increase reflects higher accounting costs associated with audit and reporting requirements, as well as increased legal expenses related to the Company’s ongoing operations. Professional fees may fluctuate in future periods based on the level of legal activity, regulatory requirements, investor relations opportunities and financial reporting needs.

General and Administrative Expenses

General and administrative expenses for the 2026 Quarter decreased compared to the 2025 Quarter, primarily due to continued discipline in overall administrative spending. General and administrative expenses may fluctuate in future periods based on operational growth, regulatory requirements, and overall business activity.

Research and Development Expenses

Research and development expenses for the 2026 Quarter decreased compared to the 2025 Quarter, primarily due to the completion and wind-down of development activities related to ChainQ in 2025 and the transition of certain Builder+ initiatives from development into routine, revenue-generating operations. During the 2026 Quarter, research and development activities were more limited and consisted primarily of feasibility assessments, testing, and evaluation of blockchain infrastructure enhancements and decentralized finance initiatives, resulting in lower overall R&D spending compared to the prior year.

Research and development expenses may fluctuate in future periods based on the scope and timing of infrastructure enhancements and exploratory initiatives.

Compensation and Related Expenses

Compensation and related expenses for the 2026 Quarter increased compared to the 2025 Quarter, primarily due to equity-based compensation expense related to amortization of unvested employee stock options and restricted stock units issued during the 2026 Quarter. The Company continues to utilize equity-based compensation as a key component of its total rewards strategy to align employee incentives with long-term shareholder value. Total compensation costs may fluctuate based on headcount changes, the timing of performance-based accruals, and the issuance or forfeiture of equity awards.

Marketing Costs

Marketing expenses for the 2026 Quarter decreased compared to the 2025 Quarter, primarily reflecting a reduction in marketing and promotional activities during the period. The timing and level of marketing expenditures may vary in future periods based on the Company’s strategic initiatives and market conditions.

Impairment loss on intangible digital assets

For the 2026 Quarter, the Company recorded an impairment loss on intangible digital assets, including non-fungible tokens (“NFTs”) and tokenized liquidity pool positions. The impairment reflects declines in the estimated fair value of these assets, including changes in the value of underlying digital assets for liquidity pool positions, below their carrying value during the period. These impairment losses are non-cash in nature.

Impairment losses on liquidity pool positions may arise due to changes in the fair value of underlying digital assets, market conditions, and liquidity factors associated with decentralized finance protocols. The Company will continue to evaluate these assets for impairment in future periods.

Realized Gains and Losses on Digital Assets Transactions

Realized losses on digital assets transactions for the 2026 Quarter increased compared to the 2025 Quarter, primarily due to (i) sales of ETH to manage collateral levels and repay borrowings under DeFi arrangements and (ii) the derecognition of ETH upon deposit into liquidity pool positions.

Sales of ETH were executed at prices below their original cost basis as part of the Company’s active management of collateral levels and health factors associated with DeFi borrowing arrangements. In addition, deposits of ETH into liquidity pools are accounted for as nonmonetary exchanges that result in the derecognition of the underlying ETH and recognition of a liquidity pool position. To the extent the fair value of ETH at the time of deposit is below its carrying value, a realized loss is recognized. These transactions are part of the Company’s normal operating activities within its DeFi and liquidity management strategies.

Future realized gains or losses will depend on digital asset price movements, the timing of asset sales, and the level of activity in DeFi borrowing and liquidity pool strategies.

Unrealized Gains and Losses on Digital Assets

The Company recognized significant unrealized losses in the fair value of its digital asset holdings for the 2026 Quarter compared to the 2025 Quarter. The change was primarily driven by declines in the market prices of Ethereum and other digital assets held and deployed in the Company’s operations during the period, reflecting the inherent volatility of digital asset markets. These fair value adjustments are non-cash in nature but may continue to materially affect the reported fair value of digital assets and impact reported operating results due to the volatility of digital asset markets in future periods.

Overall Operating Expense Trend

Total operating expenses for the 2026 Quarter increased compared to the 2025 Quarter, primarily driven by realized and unrealized losses on digital assets and higher compensation expense during the period. Operating expenses for the current quarter also included unrealized losses on digital assets, reflecting changes in the fair value of ETH and other digital assets held and deployed in the Company’s operations.

Operating expenses may fluctuate significantly from period to period due to changes in digital asset prices, non-cash compensation expense, and the level of infrastructure and DeFi activity required to support the Company’s operating strategy.

Other Income (Expenses)

Interest Expense

Interest expense for the 2026 Quarter increased compared to the 2025 Quarter, primarily due to interest accrued on decentralized borrowings through DeFi lending arrangements, as well as interest and amortization expense related to the Company’s May 2025 and July 2025 Senior Secured Convertible Notes (the “Notes”). This includes both cash interest paid and the amortization of debt discount over the term of the Notes.

Interest expense related to the Notes is expected to remain relatively consistent over their term due to the ongoing amortization of the associated debt discount. Interest expense associated with DeFi borrowings may fluctuate in future periods based on changes in outstanding balances and borrowing activity.

Change in Fair Value of Warrant Liabilities

The Company did not recognize any gain or loss related to the change in the fair value of warrant liabilities during 2026 Quarter, as the outstanding warrants expired in the current period and are no longer subject to remeasurement. In 2025 Quarter, the Company recognized a non-cash gain of approximately $225,000 related to the change in the fair value of warrant liabilities. The prior period gain was primarily attributable to movements in the Company’s stock price and related volatility. As there are no remaining warrant liabilities, the Company does not expect to recognize further gains or losses related to this item in future periods.

Overall Other Income (Expense) Impact

Total other income (expenses) reflected net expense for the 2026 Quarter and net income for the 2025 Quarter. The net expense for the 2026 Quarter was primarily driven by interest expense incurred in connection with DeFi borrowings and outstanding convertible notes. In the comparable 2025 Quarter, total other income was primarily attributable to a non-cash gain related to the change in the fair value of warrant liabilities.

Net Loss

Net loss for the 2026 Quarter increased compared to the 2025 Quarter primarily due to unrealized losses on the fair value of the Company’s digital asset holdings resulting from declines in digital asset market prices during the quarter, as well as realized losses on digital asset transactions, including sales of ETH to manage collateral levels in DeFi borrowing arrangements and the derecognition of ETH upon deposit into liquidity pool positions. These items were primarily non-cash in nature, except for realized losses associated with asset sales.

Net loss was also affected by higher interest expense related to DeFi borrowings and convertible notes. These impacts were partially offset by increased revenues from DeFi activities. The Company’s results of operations may continue to fluctuate materially from period to period due to digital asset price volatility, financing activities, and changes in fair value measurements of digital assets.

Liquidity and Capital Resources

ATM Financing

On September 14, 2021, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock through H.C. Wainwright, subject to the availability of an effective registration statement on Form S-3. The initial ATM sales were conducted under a $100 million shelf registration statement that became effective in September 2021.

On October 4, 2024, a new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the Company’s shelf registration to $250 million. As of the date of this report, there was approximately $103.4 million available for sale under this Form S-3 registration statement.

On July 22, 2025, the Company entered into an amendment to its engagement with H.C. Wainwright in connection with a new Form S-3 registration statement filed on July 23, 2025, to register up to $2 billion of securities for future issuance (the “New Registration Statement”). The New Registration Statement was approved by the SEC and declared effective on August 1, 2025. As of the date of this report, the Company had not sold any securities under the New Registration Statement.

From September 14, 2021 through May 14, 2026, the Company sold a total of 32,762,523 shares of common stock under the ATM Agreement for aggregate total gross proceeds of approximately $163.6 million at an average selling price of $4.99 per share, resulting in net proceeds of approximately $158.5 million after deducting commissions and other transaction costs.

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

From September 11, 2025 through May 14, 2026, the Company repurchased and retired 888,677 shares of our common stock for an aggregate purchase price of approximately $4.0 million. The repurchases were funded from available cash on hand and are presented as a financing cash outflow in our statement of cash flows. All repurchased shares were immediately retired and are no longer considered issued or outstanding. As of May 14, 2026, approximately $46.0 million remained available for repurchases under the authorization.

The Company expects that any future repurchases will be subject to our liquidity position, prevailing market conditions, and other capital allocation priorities, including funding of operations and strategic initiatives.

DeFi Borrowing

From January 1, 2025 through May 11, 2026, the Company borrowed an aggregate of approximately $123.5 million in stablecoins, primarily USDT and GHO, through Aave, a DeFi lending protocol, using ETH as collateral, and repaid approximately $79.7 million during the same period. These borrowings included transactions executed in connection with on-chain debt refinancing activities. As of May 11, 2026, the Company had approximately $44.3 million in outstanding DeFi borrowings, inclusive of accrued interest, collateralized by approximately 50,128 ETH with an aggregate fair value of $117.3 million, based on the closing price of $2,339 per ETH on that date. Because these borrowings are overcollateralized, declines in the market price of ETH could require the Company to post additional collateral or repay a portion of the borrowings to maintain required collateralization levels under the Aave protocol. Management monitors the collateral value and associated loan health factors on an ongoing basis and may add collateral or reduce borrowings in response to significant market movements.

Borrowings through Aave accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market utilization. ETH collateral posted to Aave simultaneously accrues variable interest at rates that fluctuate based on the same market factors. These rates are determined algorithmically by the protocol based on market conditions and are publicly available through on-chain protocol data. As a result, the Company’s net cost of capital may vary depending on prevailing protocol-level conditions. The Company has no control over these rate adjustments and is subject to the risk of significant rate increases. As of May 11, 2026, the Company had outstanding borrowings denominated in USDT and GHO, with variable borrowing rates on the Aave protocol applicable to those borrowings of approximately 3.94% and 3.82% per annum, respectively.

Borrowings through DeFi protocols are subject to risks not present in traditional financing arrangements, including collateral liquidation risk, protocol governance changes, smart contract vulnerabilities, manipulation risk, market volatility affecting collateral values, and the absence of traditional legal recourse or bankruptcy protections. Management actively monitors collateralization ratios and protocol conditions and may reduce or repay borrowings in response to market movements or changes in risk tolerance. As of May 11, 2026, the Company has not experienced any full or partial liquidation events related to its DeFi borrowings, but remains subject to such risks under adverse market conditions.

Convertible Notes Payable

In May 2025, the Company completed a private placement of Senior Secured Convertible Notes in the aggregate principal amount of approximately $7.8 million, for net cash proceeds of approximately $7.3 million. In connection with the offering, the Company also issued approximately 1.9 million five-year warrants, exercisable at $2.75 per share. The notes mature on May 13, 2027, bear interest at a rate of 6% per annum, and are convertible into shares of common stock at a conversion price of $5.85 per share.

In July 2025, the Company completed an additional private placement of Senior Secured Convertible Notes in the aggregate principal amount of approximately $10.1 million, for net cash proceeds of approximately $9.5 million. In connection with the offering, the Company issued approximately 879,000 five-year warrants, exercisable at $8.00 per share. The notes mature on July 21, 2027, bear interest at 6% per annum, and are convertible into shares of common stock at a conversion price of $13.00 per share.

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

Dividends and Capital Distributions

During the 2026 Quarter, the Company utilized digital asset distributions as part of its capital allocation strategy.

The Board authorized a one-time loyalty payment of $0.35 per share, payable solely in ETH, to eligible holders of common stock who satisfied specified opt-in and share-holding requirements. The loyalty payment was designed to reward long-term stockholders and was settled in February 2026 through the distribution of ETH. Because the loyalty payment was settled in digital assets, it did not require the use of incremental cash resources at the time of payment, although it reduced the Company’s digital asset holdings available for operational use and revenue-generating activities.

As of March 31, 2026, the Company did not have any recorded dividend payables or other obligations related to these distributions. The Company does not currently anticipate declaring regular cash or digital asset dividends, and the declaration of future dividends or other capital distributions, if any, will depend on the Company’s financial condition, results of operations, liquidity position, capital requirements, and other factors considered by the Board.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and settlement of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2026, the Company had approximately $0.3 million of cash and cash equivalents and working capital of approximately $84.1 million.

As of May 11, 2026, the Company had approximately $141.5 million of cash, stablecoins, and liquid digital assets (primarily ETH). Because the Company’s liquidity position includes digital assets and DeFi-related balances that are subject to market volatility, protocol-based reward accruals, and borrowing activity, such balances may fluctuate materially over short periods and may differ from balances as of the filing date.

As of May 11, 2026, the Company had total debt obligations of approximately $62.1 million, consisting of approximately $44.3 million under its lending arrangement with Aave Protocol and approximately $17.9 million of convertible notes payable. The Company’s DeFi borrowing balances and related collateral values may fluctuate based on borrowing activity, accrued interest, and changes in digital asset market prices.

The Company believes that its existing cash and digital assets, together with the proceeds from recent convertible note financings and access to capital through its ATM Agreement, as well as its ability to manage liquidity through DeFi borrowing arrangements, provide sufficient liquidity to meet working capital requirements, anticipated capital expenditures, strategic initiatives, and contractual obligations for at least the next twelve months from the filing date of this report. This assessment is based on current market conditions, regulatory environment, and management’s operational plans, all of which remain subject to change.

Certain digital assets may be subject to protocol-defined unstaking or withdrawal periods, which could limit the Company’s ability to rapidly convert those assets to cash. As of May 11, 2026, unstaking periods for the Company’s staked digital assets generally ranged from several hours to thirty days, though such periods may change based on protocol upgrades or network conditions. Market volatility, network congestion, or regulatory developments could further restrict liquidity or adversely affect realized prices.

Cash Flows

Cash Flows from Operating Activities

Cash used in operating activities was approximately $1.7 million for the 2026 Quarter, compared to approximately $1.9 million for the 2025 Quarter. The decrease primarily reflects improved operating efficiency during the period, including Imperium DeFi operations, partially offset by the impact of stablecoin flows associated with liquidity pool deployments and other DeFi-related transactions.

Operating cash flows are significantly influenced by non-cash items associated with the Company’s blockchain operating model, particularly digital asset-denominated revenues, Validator Payments, and fair value adjustments of digital assets. Although revenues are earned in digital assets, these assets are typically retained to support staking, block-building, and DeFi activities rather than immediately converted into cash, which may cause operating cash flows to differ significantly from reported revenues.

Significant non-cash adjustments impacting operating cash flows included:

●	Digital asset-denominated revenues of approximately $2.1 million earned from blockchain infrastructure and DeFi activities, which increased net income but did not result in operating cash inflows.
●	Blockchain-based payments, including Builder Validator Payments, of approximately $1.1 million paid in native digital assets to third-parties and external validators as part of Builder+ block-building activities.
●	Realized losses on digital asset transactions of approximately $29.3 million, primarily from (i) sales of ETH to manage DeFi borrowing positions and (ii) the derecognition of ETH upon deposit into liquidity pool positions.
●	Unrealized losses from the fair value measurement of digital assets, primarily ETH, of approximately $35.7 million.
●	Stock-based compensation expense of approximately $1.7 million, primarily reflecting the issuance and ongoing amortization of equity-based awards to employees, including performance-based grants.
●	Amortization of debt discount and issuance costs of approximately $0.8 million related to the outstanding convertible notes.
●	DeFi interest expense of approximately $0.5 million paid in digital assets.

As Builder+ and Imperium operations continue to scale, non-cash adjustments, including digital asset-denominated revenues, Validator Payments, and fair value changes in digital assets, are expected to continue to have a significant impact on reported operating cash flows. Operating cash flows may also be influenced by stablecoin flows and capital deployment associated with DeFi activities, including liquidity pool participation and borrowing arrangements. The magnitude and direction of these effects will depend on market conditions, protocol activity, and the timing of digital asset transactions.

Cash Flows from Investing Activities

Net cash provided by investing activities was approximately $18.2 million during the 2026 Quarter, compared to net cash used in investing activities of approximately $34 thousand in the 2025 Quarter. The 2026 activity primarily reflects the sale of approximately $18.2 million of digital assets, primarily ETH, to support liquidity management and capital deployment into DeFi and blockchain infrastructure activities.

Cash Flows from Financing Activities

Net cash used by financing activities was approximately $17.7 million during the 2026 Quarter, compared to net cash provided by financing activities of approximately $0.2 million in the 2025 Quarter. Financing outflows during the 2026 Quarter were primarily driven by:

●	Net repayments of DeFi borrowing principal of approximately $17.7 million in stablecoins via Aave.

We anticipate future financing activity may include additional DeFi borrowings and capital raised through the ATM program or through other financing instruments, as we continue to scale blockchain infrastructure and DeFi operations, enhance liquidity, and support ongoing capital deployment across blockchain infrastructure and DeFi activities.

Off Balance Sheet Transactions

As of March 31, 2026, there were no off-balance sheet arrangements, and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts and disclosures. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates.”

There have been no material changes to our critical accounting policies during the three months ended March 31, 2026. However, the application of these policies continues to involve significant judgment, particularly with respect to (i) the fair value measurement of digital assets, (ii) the classification and liquidity of digital assets deployed in staking and DeFi arrangements, (iii) revenue recognition from blockchain infrastructure and DeFi activities, and (iv) the evaluation of risks associated with collateralized borrowing arrangements.

Given the inherent volatility of digital asset markets and the evolving nature of blockchain-based activities, actual results could differ materially from our estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Summary of Significant Accounting Policies to the unaudited condensed financial statements for a discussion of recent accounting standards and pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding our liquidity, our growth strategy, our ability to generate scalable and efficient revenue, anticipated increases in our revenues and gross margins, our capital allocation and treasury management strategies, the expected performance of our blockchain infrastructure and DeFi operations and our future business plans. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: the rewards and costs associated with staking or validating transactions on blockchains and successfully building blocks on Ethereum’s blockchain; regulatory issues related to our business model, including potential classification of digital assets as securities and changing regulatory frameworks; significant volatility in the market prices of digital assets, particularly Ethereum, which serves as both a core operating asset and collateral for our borrowings and which can experience rapid and substantial price fluctuations; failure to maintain required collateralization levels under DeFi borrowing arrangements, which could result in automatic liquidation of assets; competition in blockchain infrastructure markets, including from other validators, block builders, and DeFi platforms, which may reduce our revenues, market share, or access to transaction flow; risks related to the loss, theft, or compromise of private withdrawal keys, digital wallets, or infrastructure systems, which could result in the complete and unrecoverable loss of digital assets; risks associated with DeFi lending protocols, including smart contract vulnerabilities, coding errors, protocol exploits, oracle manipulation, lack of traditional regulatory protections, and the absence of recourse in the event of loss; collateral liquidation risk in DeFi borrowing arrangements, including the potential for automatic liquidation by protocol smart contracts without prior notice if our health factor or collateralization ratio falls below protocol-defined thresholds; cybersecurity risks, including potential breaches, hacking incidents, or system failures affecting our operations or the protocols in which we participate; and other risks and uncertainties described in our filings with the SEC, including our Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable law. You should not place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this report.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 1A Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2025. The risk factor set forth below, together with those previously disclosed in our Form 10-K, constitute important cautionary statements and qualifications with respect to the forward-looking statements and other representations contained in this Quarterly Report on Form 10-Q. While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practicable under the circumstances, some level of risk and uncertainty will always be present. “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2025 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

A default under the Company’s Loan Agreement could render the Company ineligible to use Registration Statement on Form S-3 for securities offerings, which would materially impair the Company’s ability to raise capital in the public markets and adversely affect its share repurchase program.

The Company currently relies on the availability of Form S-3 registration statements under the Securities Act of 1933 (the “Securities Act”), to conduct primary and secondary offerings of its securities and to facilitate its share repurchase program. Eligibility to use Form S-3 is conditioned upon, among other things, the Company’s compliance with the timely filing requirements and other registrant eligibility conditions set forth in General Instruction I.B of Form S-3, including that the Company has not failed to pay any dividend or sinking fund installment on preferred stock, or defaulted on any installment on indebtedness for borrowed money, or on any material lease, since the end of the last fiscal year.

If the Company were to default on its obligations under the Loan Agreement including any failure to make required interest or principal payments, satisfy margin calls, or comply with other covenants such default could cause the Company to fail to satisfy the registrant eligibility requirements of Form S-3. In such event, the Company would be required to conduct any future public offerings of its securities on Form S-1, which is subject to more extensive disclosure requirements, longer SEC review periods, and greater time and expense to prepare. The loss of Form S-3 eligibility would significantly impair the Company’s flexibility to access the capital markets on a timely and cost-effective basis, which could adversely affect the Company’s ability to fund operations, pursue strategic opportunities, or respond to adverse business conditions.

In addition, the Company’s share repurchase program relies on the availability of Form S-3 to register shares for resale and to provide liquidity to stockholders. If the Company loses its Form S-3 eligibility, it may be unable to continue its share repurchase program on current terms, or at all, which could have an adverse effect on the market price of the Company’s common stock and the Company’s ability to return value to stockholders. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, results of operations, and the value of its securities.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

10b5-1 Plans

During the fiscal quarter ended March 31, 2026, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Investor Communications via X (formerly Twitter)

The Company uses the following X (formerly Twitter) accounts, @Charles_BTCS and @NasdaqBTCS, as supplemental channels for communicating with the public about the Company. These social media channels are not, and will not be, used to disclose material non-public information. The Company will continue to make disclosures of material information in accordance with applicable SEC rules and regulations, including through SEC filings and, where appropriate, press releases. Investors should not rely on information disseminated through social media channels for purposes of making investment decisions and should instead rely on the Company’s SEC filings, press releases, and other public disclosures for material information. The Company encourages investors, the media, and other interested parties to monitor the Company’s filings with the SEC, press releases, and website at www.btcs.com in addition to the accounts listed above. The information contained on or accessible through the Company’s website and social media accounts is not incorporated by reference into this report or any other filing with the SEC.

ITEM 6 Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Inc.

May 14, 2026	By:	/s/ Charles Allen
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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 303 W. Lancaster Ave #336, Wayne, PA 19087, Attention: Corporate Secretary.

