Form 10-Q
period 2026-06-30
BTCS Inc.
filed 2026-08-19
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 17, 2026, there were 52,471,941 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “BTCS,” mean BTCS Inc., unless otherwise indicated or the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2026	2025

Assets:
Current assets:
Cash and cash equivalents	$262,436	$1,526,395
Stablecoins	54,677	1,539,064
Digital assets - treasury	988,924	2,388,607
Digital assets - DeFi	75,003,047	177,718,244
Digital assets - staked	4,519,251	30,657,401
Digital assets – liquidity pool positions	7,550,368	-
Digital assets – non-fungible tokens	20,867	41,690
Prepaid expenses	254,402	146,031
Total current assets	88,653,972	214,017,432
Investments (Cost $600,000)	600,000	600,000
Property and equipment, net	11,298	14,390
Total Assets	$89,265,270	$214,631,822

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$97,681	$38,525
Accrued compensation	486,579	1,609,208
Accrued interest	286,089	225,115
Loans payable - DeFi protocol	36,007,700	61,500,000
Convertible notes payable, net - current portion	6,175,046	-
Warrant liabilities	-	-
Total current liabilities	43,053,095	63,372,848
Convertible notes payable, net - non-current portion	7,363,369	11,842,195
Total liabilities	50,416,464	75,215,043

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized, of which:
Series V Preferred Stock; 15,671,405 and 15,671,405 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,975,701	1,975,701
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 49,806,434 and 46,852,737 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	49,806	46,853
Additional paid-in capital	314,192,558	310,695,935
Accumulated deficit	(277,369,259)	(173,301,710)
Total stockholders’ equity	38,848,806	139,416,779
Total Liabilities and Stockholders’ Equity	$89,265,270	$214,631,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues
Blockchain infrastructure revenues	$944,649	$2,772,198	$2,080,000	$4,461,133
DeFi revenues	1,501,790	3,569	2,513,816	3,569
Total revenues	2,446,439	2,775,767	4,593,816	4,464,702
Cost of revenues
Blockchain infrastructure costs	943,198	2,853,133	2,067,188	4,421,792
DeFi costs	9,075	-	18,150	-
Total cost of revenues	952,273	2,853,133	2,085,338	4,421,792
Gross profit	1,494,166	(77,366)	2,508,478	42,910
Operating expenses:
Professional fees	384,825	291,425	677,939	573,184
General and administrative	327,280	368,220	572,877	644,849
Research and development	82,056	193,543	162,499	402,794
Compensation and related expenses	2,392,032	793,400	5,186,763	1,481,602
Marketing	57,767	22,861	85,611	268,033
Impairment loss on intangible digital assets	5,241,573	-	5,451,494	-
Realized losses on digital asset transactions	4,890,916	2,777,620	34,184,862	4,159,908
Unrealized loss (gain) on digital assets	21,419,814	(8,793,161)	57,104,990	5,737,661
Total operating expenses	34,796,263	(4,346,092)	103,427,035	13,268,031
Other income (expenses):
Interest expense	(1,601,133)	(221,894)	(3,148,992)	(221,894)
Change in fair value of warrant liabilities	-	(165,300)	-	59,850
Total other income (expenses)	(1,601,133)	(387,194)	(3,148,992)	(162,044)
Net income (loss)	$(34,903,230)	$3,881,532	$(104,067,549)	$(13,387,165)

Basic net income (loss) per share attributable to common stockholders	$(0.70)	$0.18	$(2.12)	$(0.65)
Diluted net income (loss) per share attributable to common stockholders	$(0.70)	$0.14	$(2.12)	$(0.65)

Basic weighted average number of common shares outstanding	49,775,712	21,259,682	49,006,266	20,616,935
Diluted weighted average number of common shares outstanding, basic and diluted	49,775,712	27,938,660	49,006,266	20,616,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2026 and 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at March 31, 2026	15,671,405	(1)	$1,975,701	49,775,371	(2)	$49,775	$312,546,420	$(242,466,029)	$72,105,867
Stock-based compensation	-		-	31,063		31	1,646,138	-	1,646,169
Net loss	-		-	-		-	-	(34,903,230)	(34,903,230)
Balance at June 30, 2026	15,671,405	(1)	$1,975,701	49,806,434	(2)	$49,806	$314,192,558	$(277,369,259)	$38,848,806

(1)	Includes 278,375 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 3,069,272 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at March 31, 2025	16,004,738	(1)	$2,818,271	20,206,880		$20,207	$174,937,017	$(157,216,974)	$20,558,521
Issuance of common stock, net of offering cost / At-the-market offering	-		-	1,744,640		1,745	3,848,384	-	3,850,129
Issuance of warrants in connection with convertible note	-		-	-		-	2,533,311	-	2,533,311
Stock-based compensation	-		-	17,046		17	246,655	-	246,672
Net income (loss)	-		-	-		-	-	3,881,532	3,881,532
Balance at June 30, 2025	16,004,738	(1)	$2,818,271	21,968,566	(2)	$21,969	$181,565,367	$(153,335,442)	$31,070,165

(1)	Includes 1,069,801 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 1,312,301 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

For the Six Months Ended June 30, 2026 and 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2025	15,671,405	(1)	$1,975,701	46,852,737		$46,853	$310,695,935	$(173,301,710)	$139,416,779
Stock-based compensation	-		-	2,959,545		2,959	4,299,653	-	4,302,612
Forfeiture of stock-based awards	-		-	(5,848)		(6)	(79,812)	-	(79,818)
Dividends paid	-		-	-		-	(723,218)	-	(723,218)
Net loss	-		-	-		-	-	(104,067,549)	(104,067,549)
Balance at June 30, 2026	15,671,405	(1)	$1,975,701	49,806,434	(2)	$49,806	$314,192,558	$(277,369,259)	$38,848,806

(1)	Includes 278,375 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 3,069,272 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2024	15,033,231	(1)	$2,646,314	18,717,743		$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	1,871,889		1,872	4,077,213	-	4,079,085
Issuance of warrants in connection with convertible note	-		-	-		-	2,533,311	-	2,533,311
Stock-based compensation	1,020,834		180,688	1,508,261		1,508	3,924,842	-	4,107,038
Forfeiture of stock-based awards	(49,327)		(8,731)	(129,327)		(129)	(253,198)	-	(262,058)
Net income (loss)	-		-	-		-	-	(13,387,165)	(13,387,165)
Balance at June 30, 2025	16,004,738	(1)	$2,818,271	21,968,566	(2)	$21,969	$181,565,367	$(153,335,442)	$31,070,165

(1)	Includes 1,069,801 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 1,312,301 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(104,067,549)	$(13,387,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,092	1,778
Stock-based compensation	3,370,701	3,844,980
Blockchain infrastructure revenue settled in digital assets	(2,080,000)	(4,461,133)
DeFi revenue settled in digital assets	(2,513,816)	-
Blockchain-based payments settled in digital assets	2,009,864	4,301,615
DeFi interest expense settled in digital assets	855,982	1,453
Blockchain network fees settled in digital assets	892	6,907
Change in fair value of warrant liabilities	-	(59,850)
Amortization on debt discount and issuance costs	1,696,220	150,963
Realized losses on digital asset transactions	34,184,862	4,159,908
Unrealized loss on digital assets	57,104,990	5,737,661
Impairment loss on intangible digital assets	5,451,494	-
Changes in operating assets and liabilities:
Stablecoins	2,978,086	36,695
Prepaid expenses and other current assets	(108,371)	(164,284)
Receivable for capital shares sold	-	(156,299)
Accounts payable and accrued expenses	59,156	32,163
Accrued compensation	(270,536)	(3,286,074)
Accrued interest	60,974	6,621
Net cash used in operating activities	(1,263,959)	(3,234,061)

Cash flows from investing activities:
Purchase of productive digital assets	-	(10,180,570)
Proceeds from the sale of productive digital assets	-	1,065,207
Purchase of investments	-	(250,000)
Purchase of property and equipment	-	(3,446)
Sale of property and equipment	-	1,750
Net cash provided by (used in) investing activities	-	(9,367,059)

Cash flows from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	-	4,079,085
Proceeds from issuance of convertible notes, net	-	7,306,000
Payments of debt issuance costs	-	(122,554)
Net cash provided by financing activities	-	11,262,531

Net decrease in cash	(1,263,959)	(1,338,589)
Cash, beginning of period	1,526,395	1,977,778
Cash, end of period	$262,436	$639,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$535,816	$62,484

Supplemental disclosure of non-cash investing, financing and other activities:
Series V Preferred Stock Distribution	$-	$180,688
Non-cash discount on convertible notes	-	504,526
Dividends distributions paid in ETH	(723,218)	-
DeFi borrowing activity
USDT received against ETH collateral from new DeFi borrowing	1,000,000	5,447,000
ETH swapped to USDT to fund settlement of DeFi borrowing principal	26,492,300	1,447,000
ETH swapped to USDT to fund settlement of accrued DeFi interest	855,982	1,453
Liquidity pool activity:
ETH swapped into stablecoins for liquidity pool deployment	17,377,376	-
Stablecoins swapped into ETH for liquidity pool deployment	(1,915,822)	-
Deployments of digital assets into liquidity pool positions	(60,223,109)	-
Withdrawals of digital assets from liquidity pool positions	47,890,401	-
Disposition of digital assets in exchange for stablecoins	1,111	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 – Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a Nevada corporation listed on the Nasdaq Stock Market and headquartered in the United States. The Company is a blockchain technology business that operates blockchain infrastructure and decentralized finance (“DeFi”) activities, primarily on the Ethereum network. BTCS is an Ethereum-first operator focused on generating on-chain revenues while strategically deploying “ETH” (the Ethereum network’s native token) and other digital assets through its operations.

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

Note 2 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of results for the full year ending December 31, 2026. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2025.

Revision of Previously Issued Statements of Cash Flows

During the second quarter of 2026, the Company identified errors in the presentation of certain DeFi transactions in its previously issued statements of cash flows. Specifically, certain DeFi borrowing proceeds received in USD-pegged stablecoins, repayments settled through digital assets or stablecoins, and related deemed digital-asset purchase or sale activity were included on the face of the statements of cash flows as cash investing or financing activities even though the transactions did not involve cash or cash equivalents. Certain of these transactions were also disclosed as supplemental noncash investing and financing activities. The Company corrected the presentation by removing the applicable noncash amounts from the face of the statements of cash flows and presenting them as supplemental noncash investing and financing activities, as applicable.

The Company evaluated the errors under SAB Topic 1.M and SAB Topic 1.N and concluded that they were not material to the previously issued financial statements taken as a whole. The revisions have no effect on net income or loss, earnings per share, total assets, total liabilities, stockholders’ equity, net change in cash, or ending cash. The comparative statement of cash flows for the six months ended June 30, 2025 has been revised accordingly. Other affected prior-period statements of cash flows will be revised when those periods are next presented.

Effect of the revision on the statement of cash flows for the six months ended June 30, 2025, as previously filed:

SCF line item	As previously reported	Adjustment	As revised
DeFi interest expense settled in digital assets (add-back)	$-	$1,453	$1,453
Net cash used in operating activities	(3,235,514)	1,453	(3,234,061)
Purchase of productive digital assets	(14,179,117)	3,998,547	(10,180,570)
Net cash used in investing activities	(13,365,606)	3,998,547	(9,367,059)
Proceeds from DeFi borrowing	5,447,000	(5,447,000)	-
Payments on DeFi borrowing	(1,447,000)	1,447,000	-
Net cash provided by financing activities	15,262,531	(4,000,000)	11,262,531
Net decrease in cash	(1,338,589)	-	(1,338,589)
Cash, end of period	639,189	-	639,189

Correction of Immaterial Error in the Previously Issued Quarter Ended March 31, 2026.

As previously reported, the Company’s statement of cash flows for the three months ended March 31, 2026 included $18,221,577 of proceeds from sale of productive digital assets and net cash provided by investing activities, and $500,000 of proceeds from DeFi borrowing, $(18,221,577) of payments on DeFi borrowing, and net cash used in financing activities of $(17,721,577), each of which reflected the same DeFi presentation error described above. As revised, these amounts are presented as noncash investing and financing activity, and net cash provided by investing activities and net cash used in financing activities for that period are each $0. This correction has no effect on net decrease in cash or cash at the end of the period for the quarter ended March 31, 2026. The Company evaluated this error under SAB Topic 1.M and SAB Topic 1.N and concluded it was not material to the financial statements for the three months ended March 31, 2026, taken as a whole. Accordingly, the Company is not amending its Form 10-Q for the quarter ended March 31, 2026.

Effect of the revision on the Statement of Cash Flows for the three months ended March 31, 2026, as previously filed:

SCF line item	As previously reported	Adjustment	As revised
Stablecoins	$920,156	$500,000	$1,420,156
Net cash provided by (used in) operating activities	(1,741,764)	500,000	(1,241,764)
Sale of productive digital assets	18,221,577	(18,221,577)	-
Net cash provided by investing activities	18,221,577	(18,221,577)	-
Proceeds from DeFi borrowing	500,000	(500,000)	-
Payments on DeFi borrowing	(18,221,577)	18,221,577	-
Net cash used in financing activities	(17,721,577)	17,721,577	-
Net decrease in cash	(1,241,764)	-	(1,241,764)
Cash, end of period	284,631	-	284,631

The revision tables above show the affected SCF lines and section subtotals (as previously reported, adjustment and as revised) for the six-month 2025 comparative and for the three months ended March 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of June 30, 2026 and December 31, 2025, the Company had approximately $262,000 and $1,526,000 in cash, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2026 and December 31, 2025, the Company had approximately $0 and $1,122,000 in excess of the FDIC insured limit, respectively.

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

Stablecoins deployed into DeFi protocols are evaluated for continued control and restrictions on accessibility. As of June 30, 2026, approximately $0 of USDC was deployed in DeFi vaults and remained readily withdrawable.

Digital assets

The Company’s digital assets primarily consist of Ethereum and other digital assets held in non-custodial wallets. These assets are maintained under the Company’s control through secure private keys and are not held by any third-party custodian. The Company’s digital assets are used to support its blockchain infrastructure operations, including NodeOps, Builder+ and Imperium.

The Company accounts for its digital assets under two distinct accounting models depending on the nature of the asset:

●	Digital assets at fair value consist of cryptocurrencies such as Ethereum that are actively traded in liquid markets and are measured at fair value in accordance with ASC 350-60. These include digital assets held in treasury, deployed in DeFi protocols, or staked in validator operations.

●	Digital assets accounted for as indefinite-lived intangible assets consist of assets that do not have readily determinable fair values or do not represent fungible tokens, including tokenized liquidity pool positions (“LP positions”) and non-fungible tokens (“NFTs”). These assets are recorded at cost less impairment under ASC 350-30.

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

Digital assets measured at fair value are categorized based on their operational use and presented on the balance sheet as follows:

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

Rewards earned from DeFi activities are recognized as DeFi revenues on the statements of operations in accordance with ASC 606, as discussed in Revenue Recognition section of Note 3 – Summary of Significant Accounting Policies as well as Note 7 – Revenues and Cost of Revenues.

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

As of June 30, 2026, a significant majority of the Company’s digital assets measured at fair value were deployed within the Aave Protocol as collateral in connection with DeFi borrowing arrangements. These assets, while held in Company-controlled wallets, are subject to protocol-enforced restrictions and are not freely available for general corporate purposes while the related borrowings remain outstanding.

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

These assets are accounted for as indefinite-lived intangible assets in accordance with ASC 350-30. They are initially recorded at cost and are not amortized.

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

The Company accounts for liquidity pool positions as indefinite-lived intangible assets under ASC 350-30. The Company has concluded that liquidity pool positions do not meet the definition of financial instruments under U.S. GAAP because they do not represent ownership interests in a legal entity and do not provide the Company with a contractual right to receive cash or another financial asset from an issuer or counterparty. The Company has also concluded that liquidity pool positions are not derivatives under ASC 815 because they require an initial deposit of digital assets approximating the fair value of the position, do not provide for contractual net settlement, and represent a nonfinancial liquidity position rather than a derivative contract with an identifiable counterparty.

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

See Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets) for additional information.

Liquidity Pool Impairment

The Company tests each liquidity pool position for impairment on a daily basis for every day the position is outstanding, comparing the estimated fair value of the position, based on the lowest fair value of the underlying redeemable token composition for the day, to its then-current carrying value. If the fair value on a given day is less than the carrying value, the Company recognizes an impairment loss and reduces the carrying value to that day’s fair value, establishing a new carrying value. Because the carrying value is adjusted only downward, it reflects the lowest fair value observed for the position since inception or the most recent write-down; subsequent increases in fair value above that level are not recognized, consistent with the cost-less-impairment model under ASC 350-30.

This daily measurement is applied uniformly to every position, including a position that is both opened and fully closed within the same reporting period, without regard to whether a separate qualitative or quantitative triggering event has occurred. Impairment recognized while a position is open is not reversed; the resulting carrying value carries through to the realized gain or loss recognized upon withdrawal or closure of the position.

Fair value is estimated at each measurement date from on-chain state at a standardized cut-off, applying the Company’s established pricing policy to the underlying tokens attributable to the position, except that ETH/WETH is priced using that day’s low price rather than its closing price so as to capture the lowest measurable fair value of the underlying pairing for the day, consistent with the Company’s existing digital asset valuation approach, and excluding unclaimed fees separately recognized.

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

While the CODMs evaluate NodeOps, Builder+, and Imperium individually for internal management purposes, management has determined that the Company operates as a single reportable segment under ASC 280, Segment Reporting, due to shared infrastructure, centralized management oversight, and the common objective of on-chain revenue generation across all three business lines. For presentation on the face of the statements of operations, revenues from NodeOps and Builder+ are aggregated into a single financial statement line item, Blockchain infrastructure revenues, because both activities share substantially similar production processes (operation of validator and block-building infrastructure on proof-of-stake networks) and methods of revenue distribution (on-chain protocol payments). Revenues from Imperium are presented separately as DeFi revenues, reflecting the distinct economic drivers of decentralized lending and liquidity pool participation, including counterparty exposure to smart contract protocols and yields determined by protocol-level supply and demand.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more likely than not not be realized. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as income tax expense. Since the Company’s inception, no such interest or penalties have been incurred.

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

All outstanding liability-classified warrants expired during the six months ended June 30, 2026 and as a result, there were no liability-classified warrants outstanding as of June 30, 2026.

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

Expected Dividend – The Company has, from time to time, paid one-time special dividends that represented non-recurring returns of capital (see Note 11 – Dividends and Capital Distributions), but has not otherwise declared or paid cash dividends on its common shares. The Company does not plan to pay recurring cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in its valuation models.

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

The Company reported net losses for the three and six months ended June 30, 2026 and for the six months ended June 30, 2025. The following potentially dilutive securities were excluded from the computation of diluted loss per share during the 2026 and 2025 periods of net loss, as their effect would have been anti-dilutive:

	As of June 30,
	2026	2025
Warrants to purchase common stock	1,411,566	712,500
Options	2,615,195	2,729,568
Non-vested restricted stock unit awards	2,681,835	-
Non-vested restricted common stock	3,069,272	1,312,301
Shares issuable upon conversion of convertible notes	2,107,757	-
Total	11,885,625	4,754,369

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires entities to measure certain crypto assets that meet specified scope criteria at fair value, with changes in fair value recognized in net income each reporting period. The ASU also requires disclosures about significant crypto asset holdings, contractual sale restrictions, and changes in holdings during the reporting period. The amendments in ASU 2023-08 were effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2023-08 for the year ended December 31, 2024 in its Form 10-K. The adoption resulted in the measurement of the Company’s in-scope digital assets, including Ethereum, at fair value with changes recognized in net income, and expanded the Company’s disclosures within Note 4 – Digital Assets (Fair Value).

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 were effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 for the year ended December 31, 2025 in its Form 10-K. The adoption expanded the Company’s income tax disclosures within Note 14 – Income Taxes in its Form 10-k and did not have a material impact on the Company’s financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion rather than a debt extinguishment. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2024-04 effective January 1, 2026. The Company did not have any induced conversions of convertible debt during the three and six months ended June 30, 2026, and therefore the adoption did not have an impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including guidance and interpretive publications from the American Institute of Certified Public Accountants (“AICPA”), as well as regulations and guidance from the Securities and Exchange Commission (“SEC”), did not, or are not expected to have a material impact on the Company’s present or future financial statements.

Note 4 – Digital Assets (Fair Value)

The following tables present the Company’s digital assets held as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
Asset	Tokens	Cost	Fair Value	Tokens	Cost	Fair Value
Ethereum (ETH)	51,226	$142,061,385	$80,420,354	70,787	$215,204,804	$210,592,607
BNB Chain (BNB)	167	162,148	90,868	167	162,148	168,644
Rocket Pool (RPL)	-	-	-	640	6,774	3,001
Total		$142,223,533	$80,511,222		$215,373,726	$210,764,252

(1)	As of June 30, 2026, the Company’s ETH holdings included:

(a)	Approximately 2,880 ETH staked to validator nodes with an approximate fair value of $4,519,000, presented in Digital assets – staked; and

(b)	Approximately 47,775 Aave aEthWETH tokens representing wrapped ETH deployed in DeFi protocols and serving as collateral for outstanding DeFi borrowings, with a fair value of approximately $75,003,000. The underlying ETH remains recognized within Digital assets - DeFi at fair value on the balance sheet. Although the associated aEthWETH tokens reside in the Company’s wallets, they are subject to protocol-enforced restrictions while the related borrowing is outstanding.

As described in Note 3 – Summary of Significant Accounting Policies, the Company classifies its digital assets by operational use into three categories:

	June 30, 2026	December 31, 2025
Digital assets – treasury	988,924	2,388,607
Digital assets – DeFi	75,003,047	177,718,244
Digital assets – staked	4,519,251	30,657,401
Total crypto assets	80,511,222	210,764,252

Category Descriptions

●	Digital assets – treasury represent unencumbered digital assets maintained for liquidity and general corporate purposes.
●	Digital assets – DeFi represent digital assets measured at fair value deployed in DeFi protocols, primarily Aave, for lending and liquidity provision. Deposits into Aave do not result in derecognition of the underlying ETH, consistent with the Company’s accounting policy in Note 3.
●	Digital assets – staked represent digital assets actively deployed in validator operations to earn staking rewards. These assets are subject to protocol lock-ups and governance risks.

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

Rollforward of Digital Assets Measured at Fair Value

The following table presents a roll forward of the Company’s digital assets measured at fair value for the six months ended June 30, 2026:

December 31, 2025 - Fair Value	$210,764,252
Additions and purchases of digital assets	1,915,822
Digital asset rewards earned from blockchain infrastructure and DeFi activities	3,891,151
Sales of digital assets	(44,726,770)
Deposits into Liquidity Pool positions	(29,265,878)
Withdrawals from Liquidity Pool positions	32,533,007
Digital asset payments	(2,009,864)
Dividends distributions paid in ETH	(723,218)
Digital asset fees	(892)
Realized gains on sale of digital assets	94,840
Realized losses on sale of digital assets	(34,856,238)
Unrealized gains and losses on digital assets	(57,104,990)
June 30, 2026 - Fair Value	$80,511,222

(1)	Deposits into liquidity pool positions represent the transfer of digital assets measured at fair value into liquidity pool arrangements, resulting in the derecognition of such digital assets and the recognition of liquidity pool positions accounted for as indefinite-lived intangible assets (see Note 5).
(2)	Realized gains (losses) presented in this rollforward include only transactions related to digital assets measured at fair value and exclude realized gains (losses) associated with liquidity pool positions and stablecoin transactions.
(3)	Unrealized gains and losses exclude changes in value of liquidity pool positions, which are accounted for under the impairment model described in Note 3.

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

As of June 30, 2026 and December 31, 2025, the carrying value of these assets consisted of:

	June 30, 2026	December 31, 2025
Liquidity pool positions	7,550,368	-
NFTs (digital art)	20,867	41,690
Total	7,571,235	41,690

Rollforward of Digital Assets Accounted for as Indefinite-Lived Intangible Assets

The following table presents the activity of the Company’s digital assets accounted for as indefinite-lived intangible assets:

December 31, 2025 – Carrying Value	$41,690
Deposits into Liquidity Pools	60,223,109
Withdrawals from Liquidity Pools	(47,890,401)
Realized gains on withdrawals from Liquidity Pools	1,439,581
Realized losses on withdrawals from Liquidity Pools	(791,250)
Impairment losses	(5,451,494)
June 30, 2026 – Carrying Value	$7,571,235

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

During the three months and six months ended June 30, 2026, the Company recognized impairment losses of approximately $5,242,000 and $5,451,000, respectively, related to its LP positions and NFTs. Impairment losses are included in impairment loss on intangible digital assets in the statements of operations.

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

The Company’s convertible notes payable are carried at amortized cost, net of unamortized debt discount and issuance costs. Management believes the estimated fair value of the convertible notes approximated carrying value As of June 30, 2026 and December 31, 2025; the related fair value measurement would be categorized within Level 3 of the fair value hierarchy due to the absence of an active market for the notes and the use of significant unobservable inputs, including the Company’s estimated credit risk, liquidity considerations, and assumptions regarding conversion and settlement.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets As of June 30, 2026 and December 31, 2025. Private equity investments accounted for under the ASC 321 measurement alternative are not measured at fair value on a recurring basis and are presented separately below.

	Fair Value Measured at June 30, 2026
	Balance at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Digital assets measured at fair value	$80,511,222	$80,511,222	$-	$-
Total assets	$80,511,222	$80,511,222	$-	$-

	Fair Value Measured at December 31, 2025
	Balance at December 31,		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025		(Level 1)	(Level 2)	(Level 3)
Assets
Digital assets measured at fair value	$210,764,252		$210,764,252	$-	$-
Total assets	$210,764,252		$210,764,252	$-	$-
Liabilities
Warrant liabilities	$-	*	$-	$-	$-

*	Amount presented rounds to zero.

The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2026.

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

All outstanding liability-classified warrants expired during the six months ended June 30, 2026. As a result, there were no warrant liabilities outstanding as of June 30, 2026, and the Company will no longer remeasure warrant liabilities in future periods. As of December 31, 2025, the estimated fair value of these warrant liabilities was approximately $0.

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

As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s private equity investments accounted for under the measurement alternative was $600,000 and $600,000, respectively. No impairments, upward adjustments, or downward adjustments were recognized during the three and six months ended June 30, 2026.

The following table summarizes changes in the carrying amount of private equity investments accounted for under the ASC 321 measurement alternative for the six months ended June 30, 2026 and the year ended December 31, 2025:

	For the Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning balance	$600,000	100,000
Purchases	-	500,000
Upward adjustments from observable price changes	-	-
Impairments and downward adjustments	-	-
Ending balance	$600,000	$600,000

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

During the three months ended June 30, 2026, the Company recognized impairment losses of approximately $5,242,000 related to intangible digital assets, including approximately $5,237,000 related to liquidity pool positions and approximately $5,000 related to NFTs, because the carrying amounts of certain assets exceeded their estimated fair values. During the six months ended June 30, 2026, the Company recognized impairment losses of approximately $5,451,000 related to intangible digital assets, including approximately $5,431,000 impairment of liquidity pool positions and approximately $21,000 impairment of NFTs, because the carrying amounts of certain assets exceeded their estimated fair values. After recognizing impairment, the carrying amounts of liquidity pool positions and NFTs as of June 30, 2026 were approximately $7,750,000 and $21,000, respectively. To the extent the related assets were written down to fair value during the period, these amounts represent the assets’ fair values as of the June 30, 2026 nonrecurring measurement date. The impairment losses are included in impairment loss on intangible digital assets in the statements of operations.

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

When the Company deposits ETH into Aave, the underlying ETH remains recognized at fair value on the balance sheet, consistent with the accounting policy described in Note 3 – Summary of Significant Accounting Policies. The Company earns variable rewards, typically in ETH, which accrue continuously based on utilization of the lending pool.

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

In contrast to DeFi lending arrangements, deposits into liquidity pools result in the derecognition of the underlying digital assets and the recognition of liquidity pool positions accounted for as indefinite-lived intangible assets, as described in Note 3 – Summary of Significant Accounting Policies and Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets).

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

Disaggregation of Revenues

The following table summarizes the revenues earned from the Company’s operations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Blockchain infrastructure revenues
NodeOps	$47,759	$262,972	$178,853	$602,263
Builder+	896,890	2,509,226	1,901,147	3,858,870
Total blockchain infrastructure revenues	944,649	2,772,198	2,080,000	4,461,133
DeFi revenues (Imperium)	1,501,790	3,569	2,513,816	3,569
Total revenues	$2,446,439	$2,775,767	$4,593,816	$4,464,702

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

Imperium

The Company’s DeFi operations under its Imperium business line generate revenues from participation in decentralized finance protocols. Related costs of revenues primarily consist of allocated employee compensation and related expenses associated with establishing, monitoring, and maintaining DeFi activities, as well as any third-party services that support these operations and other direct on-chain expenses incurred in connection with deploying or interacting with DeFi protocols. These costs are presented as Cost of DeFi revenues in the statements of operations.

Disaggregation of Cost of Revenues

The following table further details the costs of revenues for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of blockchain infrastructure revenues
Cost of staking revenues (NodeOps)	$7,950	$13,255	$15,866	$60,021
Cost of block-building revenues (Builder+)	935,248	2,839,878	2,051,322	4,361,771
Total cost of blockchain infrastructure revenues	943,198	2,853,133	2,067,188	4,421,792
Cost of DeFi revenues (Imperium)	9,075	-	18,150	-
Total cost of revenues	$952,273	$2,853,133	$2,085,338	$4,421,792

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

The following tables present segment revenue and gross profit (loss), including the significant expense items reviewed by the CODMs, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026				For the Six Months Ended June 30, 2026
	NodeOps	Builder+	Imperium	Total	NodeOps	Builder+	Imperium	Total
Revenues	$47,759	$896,890	$1,501,790	$2,446,439	$178,853	$1,901,147	$2,513,816	$4,593,816
Less: Cost of revenues
Validator payments	-	909,339	-	909,339	-	1,993,531	-	1,993,531
Cloud and server hosting costs	3,575	11,910	-	15,485	7,116	23,791	-	30,907
Compensation costs	4,375	13,999	9,075	27,449	8,750	28,000	18,150	54,900
Third-party support costs	-	-	-	-	-	6,000	-	6,000
Gross profit (loss)	$39,809	$(38,358)	$1,492,715	$1,494,166	$162,987	$(150,175)	$2,495,666	$2,508,478

	For the Three Months Ended June 30, 2025				For the Six Months Ended June 30, 2025
	NodeOps	Builder+	Imperium	Total	NodeOps	Builder+	Imperium	Total
Revenues	$262,972	$2,509,226	$3,569	$2,775,767	$602,263	$3,858,870	$3,569	$4,464,702
Less: Cost of revenues
Validator payments	-	2,813,438	-	2,813,438	-	4,293,380	-	4,293,380
Cloud and server hosting costs	4,385	15,207	-	19,592	40,038	45,497	-	85,535
Compensation costs	7,508	11,233	-	18,741	17,336	22,894	-	40,230
Third-party support costs	1,362	-	-	1,362	2,647	-	-	2,647
Gross profit (loss)	$249,717	$(330,652)	$3,569	$(77,366)	$542,242	$(502,901)	$3,569	$42,910

The following table reconciles total segment gross profit to consolidated net income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	1,494,166	(77,366)	2,508,478	42,910
Total operating expenses	(34,796,263)	4,346,092	(103,427,035)	(13,268,031)
Other income (expense)	(1,601,133)	(387,194)	(3,148,992)	(162,044)
Net income (loss)	$(34,903,230)	$3,881,532	$(104,067,549)	$(13,387,165)

Note 9 – Stockholders’ Equity

Common Stock

As of June 30, 2026, the Company had 975,000,000 shares of Common Stock, $0.001 par value, authorized, of which 49,806,434 shares were issued and outstanding.

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

During the six months ended June 30, 2026, the Company did not sell any shares of Common Stock under the ATM Agreement. During the six months ended June 30, 2025, the Company sold a total of 1,871,889 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of approximately $4,220,000 at an average selling price of $2.25 per share, resulting in net proceeds of approximately $4,079,000 after deducting commissions and other transaction costs.

Share Repurchase Program

The Company has a share repurchase program authorizing the repurchase of up to $50 million of its common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and applicable state law. The Company has engaged H.C. Wainwright as the sole broker to implement the program. Repurchases are subject to certain pricing and timing limitations, including those related to the Company’s fair value and named executive officer trading plans. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or discontinued at any time.

During the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock. As of June 30, 2026, approximately $46,000,000 remained available for repurchases under the authorization.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2026:

Number of Warrants
Outstanding as of December 31, 2025	2,124,066
Expired	(712,500)
Outstanding as of June 30, 2026	1,411,566

As of June 30, 2026, no warrants were classified as derivative liabilities, as all liability-classified warrants expired during the period. The remaining warrants issued in connection with the convertible notes are classified as equity.

Preferred Stock

Series V

In 2023, the Company issued Series V Preferred Stock to shareholders on a one-for-one basis. The Series V is non-convertible, has a 20% liquidation preference over common stock, is non-voting, and includes certain rights to dividends and distributions at the discretion of the Board.

In 2024, stockholders approved an amendment to the Certificate of Designation to provide the Board discretion to convert each share of Series V into one share of common stock. As of June 30, 2026, the Board has not elected to convert any Series V shares.

As of June 30, 2026, the Company had Series V Preferred Stock authorized, of which 15,671,405 shares were issued and outstanding as of June 30, 2026.

Certain shares of Series V Preferred Stock have been issued as restricted shares in connection with the conversion of RSUs to restricted shares of common stock in prior periods. These restricted shares remain subject to the original vesting conditions of the underlying RSU awards, including market-based and service-based vesting criteria.

As of June 30, 2026, the Company had approximately 278,000 restricted shares of Series V Preferred Stock outstanding. These restricted shares do not participate in voting rights and are subject to forfeiture if the underlying vesting conditions are not satisfied.

Share-Based Compensation

Share-based compensation, including options, RSUs, restricted shares, and share payments, may be granted to directors and employees of the Company under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on January 1, 2021, was approved by shareholders on March 31, 2021, and was amended on June 13, 2022. On July 11, 2023, the Company received shareholder approval to increase the number of shares authorized for issuance under the 2021 Plan from 7,000,000 shares to 12,000,000 shares. On June 8, 2026, the Company received shareholder approval to increase the number of shares authorized for issuance under the 2021 Plan from 12,000,000 shares to 24,500,000 shares.

As of June 30, 2026, the Company had approximately 10,712,674 shares remaining available for future grants under the 2021 Plan.

During the six months ended June 30, 2026, the Company approved additional RSU awards under the 2026 LTI Program in excess of the number of shares authorized for issuance under the 2021 Plan as of the January 1, 2026 grant date. The portion of such awards that exceeded the then-authorized share limit was subject to stockholder approval of an increase in the number of authorized shares, which the Company received at its 2026 Annual Meeting of Stockholders on June 8, 2026. For accounting purposes, RSUs approved within the then-authorized share limit are considered granted as of January 1, 2026. RSUs approved in excess of the previously authorized share limit are considered granted for accounting purposes on June 8, 2026, the date on which stockholder approval was obtained.

Prior to obtaining stockholder approval, the Company recognized stock-based compensation expense for such awards based on an estimated fair value using the closing price of the Company’s common stock on January 1, 2026, consistent with ASC 718 guidance for awards with unresolved grant date conditions. Upon receipt of stockholder approval on June 8, 2026, the Company established the grant date for such awards and remeasured the fair value using the closing price of the Company’s common stock on that date of $1.35 per share. The difference between the estimated fair value and the grant date fair value is being recognized as an adjustment to stock-based compensation expense on a prospective basis over the remaining requisite service period.

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

The following tables present the activity in RSUs and restricted shares for the six months ended June 30, 2026, followed by additional detail regarding the nature, valuation, and vesting conditions of such awards.

RSU Activity

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested as of December 31, 2025	-	$-
Granted	5,424,248	2.40
Vested	-	-
Converted to restricted common shares	(2,590,897)	2.15
Forfeited	(151,516)	2.40
Nonvested as of June 30, 2026	2,681,835	$2.60

Restricted Stock Activity

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2025	478,375
Converted from restricted stock units	2,590,897
Vested	-
Forfeited	-
Oustanding and Nonvested as of June 30, 2026	3,069,272

Restricted shares of common stock outstanding primarily relate to RSUs that were previously converted into restricted shares, including in connection with tax planning strategies (e.g., Section 83(b) elections), and continue to be subject to the original vesting conditions of the underlying awards.

The outstanding and nonvested balance of restricted shares as of December 31, 2025 primarily represents legacy LTI awards that were previously converted from RSUs and are subject to a combination of market-based performance conditions (including a requirement for the Company to achieve a specified market capitalization threshold of $300 million) and service-based vesting conditions. During the six months ended June 30, 2026, the increase in nonvested restricted shares primarily reflects the conversion of RSUs granted under the 2026 LTI Program into restricted shares, which continue to be subject to their respective vesting conditions. Compensation expense for awards subject to market conditions is recognized regardless of whether the market condition is ultimately achieved.

Granted Shares - LTI RSU Issuances (2026)

Aggregate RSU Awards and Share Availability

During the six months ended June 30, 2026, the Board approved a long-term incentive program for 2026 (the “2026 LTI Program”) that contemplates the issuance of restricted stock units, certain of which were granted pursuant to the Company’s 2021 Equity Incentive Plan. At the time of Board approval, a portion of the awards exceeded the number of shares then available for issuance under the 2021 Plan and was therefore subject to stockholder approval of an increase in the number of shares authorized under the 2021 Plan.

The Company approved an aggregate of 5,424,248 RSUs under the 2026 LTI Program. Of these awards, 2,712,108 RSUs were approved within the existing authorized share limit under the 2021 Plan and 2,712,140 RSUs were subject to stockholder approval of an increase in the number of shares authorized under the 2021 Plan. Stockholder approval was obtained at the Company’s 2026 Annual Meeting of Stockholders on June 8, 2026.

The amounts presented above reflect RSUs approved by the Board during the period and are not adjusted for subsequent forfeitures. Such forfeitures are reflected in the RSU activity rollforward presented above. No shares of common stock underlying RSUs will be issued until the applicable RSUs have vested.

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

As of June 30, 2026, the Company had 5,272,732 unvested equity awards outstanding under the 2026 LTI Program (net of forfeitures), consisting of RSUs and restricted shares that remain subject to vesting conditions. These awards consisted of:

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

For RSUs with only service-based vesting conditions that were subject to subsequent stockholder approval, a grant date was established upon receipt of stockholder approval during the 2026 Annual Meeting of Stockholders. Prior to this date, the Company used the closing price of its common stock on January 1, 2026 as an estimate of fair value for purposes of recognizing stock-based compensation expense during the three months ended March 31, 2026. Upon receipt of stockholder approval, the Company established the grant date for accounting purposes and remeasured the fair value of such awards based on the closing price of the Company’s common stock on the grant date. Any difference between the estimated fair value and the grant date fair value was recognized as an adjustment to stock-based compensation expense on a prospective basis over the remaining requisite service period.

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

During the six months ended June 30, 2026, stock options were granted primarily in connection with the settlement of performance-based bonuses earned for fiscal year 2025 and paid in equity in January 2026. During the three months ended June 30, 2025, stock options were granted primarily in connection with: (i) the settlement of performance-based bonuses earned for fiscal year 2024 and paid in equity in January 2025; and (ii) sign-on and retention equity awards granted to new employees.

A summary of options activity under the Company’s stock option plan for the six months ended June 30, 2026 and 2025 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2025	2,002,395	$2.84	$460,715	5.6
Employee options granted	690,300	2.64	-	6.8
Employee options exercised	-	-	-	-
Employee options expired	(17,500)	10.30	-	-
Employee options forfeitures	(60,000)	1.40	-	-
Options outstanding as of June 30, 2026	2,615,195	$2.66	$900	5.5
Options vested and exercisable as of June 30, 2026	1,396,410	$2.39	$450	5.2

Option forfeitures reflect unvested awards that were cancelled in connection with employee departures in the ordinary course of business.

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	1,302,500	$1.96	$804,300	1.7
Employee options granted	1,477,068	2.43	-	6.3
Employee options expired	(68,158)	2.47	-	-
Employee options forfeited	(50,000)	1.40	-	-
Options outstanding as of June 30, 2025	2,661,410	$2.22	$475,750	3.8
Options vested and exercisable as of June 30, 2025	2,425,160	$2.24	$372,913	3.8

The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2026 and 2025, using the Black-Scholes model:

	For the Six Months Ended June 30, 2026
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

For the six months ended June 30, 2026, the Company issued 398,208 shares of common stock to officers and employees in January 2026 as part of the settlement of accrued bonus compensation earned for the year ended December 31, 2025. The total fair value of the shares issued was approximately $1,051,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 87,602 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 310,606 shares of common stock. The issuance of shares represents the settlement of previously accrued compensation and did not result in additional stock-based compensation expense during the period.

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

Accrued compensation included approximately $487,000 and $1,609,000 related to performance-based bonus accruals as of June 30, 2026 and December 31, 2025, respectively.

Board Compensation

Effective January 19, 2023, the Board approved the issuance of $50,000 of common stock to each independent director, payable in four equal quarterly installments of $12,500, subject to continued service. The number of shares issued is based on the closing price of the Company’s common stock on the last trading day prior to each quarter-end.

For the six months ended June 30, 2026, 58,042 shares of common stock approximating $72,000 were issued to independent directors related to the quarterly approved issuances. For the six months ended June 30, 2025, 42,058 shares of common stock approximating $75,000 were issued to independent directors related to the quarterly approved issuances.

Stock-based Compensation

Stock-based compensation expenses are recorded as a part of general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock option awards	$633,064	$55,212	1,266,266	$31,993
Employee restricted stock and restricted stock unit awards	978,626	151,958	2,112,272	480,898
Forfeitures of employee options, restricted stock and restricted stock unit awards	-	-	(79,818)	-
Non-employee stock awards	34,480	37,503	71,981	60,580
Total stock-based compensation	$1,646,170	$244,673	3,370,701	$573,471

As of June 30, 2026, the Company had approximately $1,348,706 of unrecognized stock-based compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 0.46 years, and $7,414,417 of unrecognized stock-based compensation cost related to unvested restricted stock and RSU awards, which is expected to be recognized over a weighted-average period of 2.13 years.

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

Borrowings have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms. Loans are subject to full or partial liquidation if the loan’s health factor falls below a protocol-defined minimum threshold, generally 1.0x. Such liquidation events could result in material losses and the Company has no recourse against the protocol or any counterparty in the event of liquidation, technical failure, smart contract vulnerabilities, or oracle manipulation. The health factor is calculated based on the value of the collateral relative to the loan balance and Aave’s liquidation threshold, which is generally 80% for ETH collateral. As of June 30, 2026, the Company has not experienced any full or partial liquidation events related to these borrowings.

During the three and six months ended June 30, 2026, the Company borrowed an aggregate of approximately $500,000 and $1,000,000, respectively.

The following table summarizes the Company’s DeFi borrowing activity during the six months ended June 30, 2026:

For the Six Months Ended June 30, 2026
Beginning balance – January 1, 2026	$61,500,000
Proceeds from DeFi borrowings	1,000,000
Repayments of principal	(26,492,300)
Ending balance – June 30, 2026	$36,007,700

As of June 30, 2026, the Company’s outstanding DeFi borrowings were denominated primarily in USD-pegged stablecoins, including USDT and GHO, rather than ETH or other non-USD-pegged digital assets. The Company’s obligation is to repay the borrowed stablecoin units, plus accrued protocol interest, in accordance with Aave’s protocol terms. Because the borrowed stablecoins are designed to maintain a value substantially equivalent to one U.S. dollar, management believes the carrying amount of the borrowings approximates the U.S. dollar value of the settlement obligation. See Note 6 – Fair Value Measurements for additional information regarding the estimated fair value of outstanding DeFi borrowings.

As of June 30, 2026, the Company had approximately 47,775 Aave aEthWETH tokens representing wrapped ETH deployed within DeFi protocols and serving as collateral for outstanding borrowings, with a fair value of approximately $75,003,047. These assets remain recorded as ETH within Digital assets - DeFi on the balance sheet in accordance with ASC 350-60 and are measured at fair value using quoted prices in active markets (Level 1 inputs under ASC 820). See Note 3 – Summary of Significant Accounting Policies and Note 4 – Digital Assets (Fair Value) for further detail regarding the accounting treatment and classification of these assets.

The loans accrue interest at variable rates determined by Aave’s on-chain interest-rate model, which automatically adjusts based on market utilization and liquidity conditions for each borrowed asset. These rates are published and updated in real-time on the Aave protocol’s website. During the six months ended June 30, 2026, the weighted-average annualized borrowing rate on the Company’s DeFi borrowings was 3.95%, calculated based on the applicable protocol borrowing rates and outstanding USDT and GHO borrowings during the period.

For the three and six months ended June 30, 2026, the Company recognized approximately $448,000 and $917,000, respectively, in interest expense, of which approximately $286,000 remained unpaid and is included in Accrued interest payable on the balance sheet at period end.

The Board has approved the use of Aave for borrowing activities, subject to a maximum loan-to-value (“LTV”) ratio coverage limitation on the Aave protocol of 50% at the time of borrowing. The Board also approved temporary exceedances of these limitations for operational purposes, provided such exceedances do not exceed two days.

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

H.C. Wainwright acted as the Company’s exclusive placement agent in connection with both offerings. The Company incurred total transaction-related costs of approximately $254,000, which included legal, placement agent, and other issuance expenses. These costs, together with the original issue discount and the allocated fair value of the warrants, were recorded as a debt discount in accordance with ASC 470-20 and are being amortized over the term of the Notes using the effective interest method. The warrants were determined to be freestanding equity-classified instruments and were valued using the Black-Scholes option pricing model.

Interest Expense

For the three months ended June 30, 2026, the Company recognized total interest expense of approximately $1,601,000, which includes contractual interest, the amortization of debt discounts and issuance costs using the effective interest method, and variable interest on DeFi borrowings. Of this amount, approximately $268,000 related to contractual interest on the Company’s convertible notes, approximately $885,000 represented non-cash amortization of debt discount and issuance costs, and approximately $448,000 related to interest incurred on DeFi borrowings.

For the six months ended June 30, 2026, the Company recognized total interest expense of approximately $3,149,000 which includes contractual interest, the amortization of debt discounts and issuance costs using the effective interest method, and variable interest on DeFi borrowings. Of this amount, approximately $536,000 related to contractual interest on the Company’s convertible notes, approximately $1,696,000 represented non-cash amortization of debt discount and issuance costs, and approximately $917,000 related to interest incurred on DeFi borrowings.

The Company paid approximately $536,000 of interest during the period, with the remainder representing non-cash or accrued amounts.

Note 11 – Dividends and Capital Distributions

Prior Period Dividend

In August 2025, the Company’s Board approved a special dividend of $0.05 per share (the “Bividend”), payable to stockholders of record as of September 26, 2025. The dividend was paid in October 2025 in a combination of cash and ETH. There were no dividends declared during the six months ended June 30, 2026.

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

Convertible Notes Eligible for Capital Distributions – Contingent Liability

As of June 30, 2026, the Company had outstanding convertible notes that provide holders the right, upon conversion, to participate in dividends or other distributions declared on the Company’s common stock during the period the notes are outstanding, as if the notes had been converted immediately prior to the applicable record date.

As of June 30, 2026, there were approximately 2,107,757 shares of common stock underlying the outstanding convertible notes that would be entitled to such distributions if converted in accordance with the note terms, representing a potential contingent distribution totaling approximately $105,000. Because the obligation to deliver such distributions is contingent upon future conversion, no liability has been recorded as of June 30, 2026, in accordance with ASC 450-20, Contingencies.

Note 12 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the six months ended June 30, 2026 and 2025, the Company made contributions to the 401(k) Plan of $197,000 and $122,000, respectively.

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

As reflected in the condensed unaudited financial statements, the Company has historically incurred net losses and has an accumulated deficit of approximately $277,369,000 at June 30, 2026, and net cash used in operating activities of approximately $1,264,000 for the reporting period then ended. The Company is actively implementing its business plan, generating revenue, and executing a deliberate financing strategy that includes DeFi protocol borrowing and convertible note issuances to scale its blockchain infrastructure and DeFi operations.

Based on the Company’s cash position and liquid digital assets, consisting primarily of Ethereum held directly and not subject to long-term lockups, as of August 17, 2026, management has determined that these resources are sufficient to support its daily operations and meet its obligations for at least twelve months from the issuance date of these financial statements. Management’s assessment considers expected operating cash flows, scheduled debt service, collateral requirements associated with DeFi borrowings, and potential variability in digital asset prices. Accordingly, management has determined that there is no substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2026, these related parties continue to hold a portion of the outstanding convertible notes, and the Company continues to incur interest expense and has repayment obligations associated with these instruments in accordance with their terms. See Note 10 – Debt for additional information regarding the terms of the convertible notes and related warrants.

Except as described above, the Company did not have any other material related party transactions during the six months ended June 30, 2026.

Note 15 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than as described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

ATM Financing

During the period from July 1, 2026 to August 17, 2026, the Company sold a total of 599,207 shares of Common Stock under the ATM Agreement for aggregate total gross proceeds of approximately $631,500 at an average selling price of $1.05 per share, resulting in net proceeds of approximately $608,000 after deducting commissions and other transaction costs.

DeFi Borrowing

During the period from July 1, 2026 to August 17, 2026 the Company borrowed an additional $6,500,000 in stablecoins through Aave, a decentralized finance protocol, collateralized by the Company’s ETH already deposited on the protocol. No additional collateral was posted in connection with these borrowings. During this same period, the Company also withdrew 1,340 ETH, with an aggregate fair value of approximately $2,497,000, which was deployed into additional Imperium liquidity pools.

As of August 17, 2026, the Company had approximately $42,979,000 in outstanding DeFi borrowings, inclusive of accrued interest, collateralized by approximately 46,525 ETH with an aggregate fair value of approximately $88,650,000, based on the ETH closing price of $1,905 on that date.

Appointment of Independent Director

On July 1, 2026, the Board of Directors appointed Chris Janis as an independent director, Chairperson of the Audit Committee, and a member of the Compensation Committee. Mr. Janis will receive compensation on the same terms as the Company’s other independent directors, as disclosed in the Company’s Current Report on Form 8-K filed in connection with the appointment.

Accelerated Settlement and Conversion of RSUs into Restricted Common Stock

In July 2026, the settlement of 2,066,300 RSUs was accelerated, and the RSUs were converted into an equal number of restricted shares of Common Stock issued to executive officers and employees. The restricted shares retain the awards’ original time-based vesting conditions and schedules ranging from six months to five years.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. When we refer to the “2026 Quarter” and the “2025 Quarter” we are referring to the three months ended June 30, 2026 and June 30, 2025, respectively. When we refer to the “2026 Period” and the “2025 Period” we are referring to the six months ended June 30, 2026 and June 30, 2025, respectively.

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

These activities are closely integrated with the Company’s digital asset holdings, particularly ETH, which is deployed as collateral and liquidity to support revenue generation.

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

Outlook

BTCS entered 2026 with a strategic focus on decentralized finance activities under Imperium. Management expects continued expansion of Imperium to drive scalable revenue generation and gross profit growth, while ongoing development of blockchain infrastructure operations around Builder+ is expected to support the Company’s broader strategy.

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

The following table presents a summary of the Company’s digital asset token holdings as of June 30, 2026, including (i) digital assets held directly and measured at fair value, (ii) digital assets underlying liquidity pool positions, and (iii) stablecoins held. This table is intended to provide a consolidated view of the Company’s digital asset exposure and is supplemental to the disclosures included in the accompanying financial statements. Token quantities are presented to illustrate the Company’s exposure to underlying digital assets across its operations.

	As of June 30, 2026
Asset	Digital Assets Held at Fair Value (Tokens)	Digital Assets Underlying Liquidity Pool Positions (Tokens)	Stablecoins Held (Tokens)	Total Digital Asset Holdings (Tokens)
Ethereum (ETH)	51,226	3,615	-	54,841
BNB Chain (BNB)	167	-	-	167
Rocket Pool (RPL)	-	-	-	-
USD Coin (USDC)	-	312,799	9,025	321,824
Tether (USDT)	-	1,780,521	39,228	1,819,749
Aave GHO (GHO)	-	-	6,423	6,423
Total Carrying Value	$80,511,222	$7,550,368	$54,676	$88,116,266
Total Fair Value	$80,511,222	$7,769,075	$54,676	$88,334,973

(1)	Carrying value for liquidity pool positions reflects cost less impairment, while fair value represents the estimated market value of the underlying assets.

Amounts presented for digital assets and stablecoins reflect token units held as of June 30, 2026. Total carrying value and total fair value are presented in U.S. dollars.

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

The Company’s treasury management strategy is designed to balance revenue generation, profitability, liquidity, and risk management. BTCS seeks to maintain sufficient liquidity to support ongoing operations while deploying digital assets, including through DeFi lending and liquidity pool participation, to support scalable revenue generation.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table reflects our operating results for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,		Change	Change
	2026	2025	$	%

Revenues
Blockchain infrastructure revenues	$944,649	$2,772,198	$(1,827,549)	(66)%
DeFi revenues	1,501,790	3,569	1,498,221	41,979%
Total revenues	2,446,439	2,775,767	(329,328)	(12)%
Cost of revenues
Blockchain infrastructure costs	943,198	2,853,133	(1,909,935)	(67)%
DeFi costs	9,075	-	9,075	100%
Total cost of revenues	952,273	2,853,133	(1,900,860)	(67)%
Gross profit	1,494,166	(77,366)	1,571,532	(2,031)%
Operating expenses:
Professional fees	384,825	291,425	93,400	32%
General and administrative	327,280	368,220	(40,940)	(11)%
Research and development	82,056	193,543	(111,487)	(58)%
Compensation and related expenses	2,392,032	793,400	1,598,632	201%
Marketing	57,767	22,861	34,906	153%
Impairment loss on intangible digital assets	5,241,573	-	5,241,573	100%
Realized losses on digital asset transactions	4,890,916	2,777,620	2,113,296	76%
Unrealized loss (gain) on digital assets	21,419,814	(8,793,161)	30,212,975	(344)%
Total operating expenses	34,796,263	(4,346,092)	39,142,355	(901)%
Other income (expenses):
Interest expense	(1,601,133)	(221,894)	(1,379,239)	622%
Change in fair value of warrant liabilities	-	(165,300)	165,300	(100)%
Total other income (expenses)	(1,601,133)	(387,194)	(1,213,939)	314%
Net income (loss)	$(34,903,230)	$3,881,532	$(38,784,762)	(999)%

The following table reflects our operating results for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,		Change	Change
	2026	2025	$	%

Revenues
Blockchain infrastructure revenues	$2,080,000	$4,461,133	$(2,381,133)	(53)%
DeFi revenues	2,513,816	3,569	2,510,247	70,335%
Total revenues	4,593,816	4,464,702	129,114	3%
Cost of revenues
Blockchain infrastructure costs	2,067,188	4,421,792	(2,354,604)	(53)%
DeFi costs	18,150	-	18,150	100%
Total cost of revenues	2,085,338	4,421,792	(2,336,454)	(53)%
Gross profit	2,508,478	42,910	2,465,568	5,746%
Operating expenses:
Professional fees	677,939	573,184	104,755	18%
General and administrative	572,877	644,849	(71,972)	(11)%
Research and development	162,499	402,794	(240,295)	(60)%
Compensation and related expenses	5,186,763	1,481,602	3,705,161	250%
Marketing	85,611	268,033	(182,422)	(68)%
Impairment loss on intangible digital assets	5,451,494	-	5,451,494	100%
Realized losses on digital asset transactions	34,184,862	4,159,908	30,024,954	722%
Unrealized loss (gain) on digital assets	57,104,990	5,737,661	51,367,329	895%
Total operating expenses	103,427,035	13,268,031	90,159,004	680%
Other income (expenses):
Interest expense	(3,148,992)	(221,894)	(2,927,098)	1,319%
Change in fair value of warrant liabilities	-	59,850	(59,850)	(100)%
Total other income (expenses)	(3,148,992)	(162,044)	(2,986,948)	1,843%
Net income (loss)	$(104,067,549)	$(13,387,165)	$(90,680,384)	677%

Revenues

Total revenues for the 2026 Quarter decreased compared to the 2025 Quarter, primarily due to the decrease of Blockchain infrastructure revenues partially offset by an increase in DeFi activities generated through the Company’s Imperium operations. Blockchain infrastructure revenues decreased compared to the prior period, primarily due to variability in block-building activity and execution-layer rewards, which are influenced by transaction flow, validator participation, and network conditions. Staking rewards under NodeOps also decreased, primarily reflecting the redeployment of digital assets from staking to DeFi activities during the 2026 Quarter. DeFi revenues accounted for approximately 61% of total revenues for the 2026 Quarter and reflect the Company’s expanded participation in decentralized finance activities, including decentralized lending (approximately 22% of revenues) and liquidity pool strategies (approximately 39% of revenues), which were not present in the 2025 Quarter.

Total revenues for the 2026 Period increased compared to the 2025 Period, primarily due to a growth in Imperium operations, which more than offset a decline in blockchain infrastructure revenues. DeFi revenues accounted for approximately 55% of total revenues for the 2026 Period and reflect the Company’s expanded participation in decentralized finance activities, including decentralized lending (approximately 24% of revenues) and liquidity pool strategies (approximately 31% of revenues), which were not present in the 2025 Period. Blockchain infrastructure revenues decreased compared to the prior period, primarily due to variability in block-building activity and execution-layer rewards, which are influenced by transaction flow, validator participation, and network conditions. Staking rewards under NodeOps also decreased, primarily reflecting the redeployment of digital assets from staking to DeFi activities during the 2026 Period.

Revenues may fluctuate period over period due to changes in digital asset prices, network activity, and protocol utilization, as revenue is measured based on the fair value of digital assets received at the time earned.

Cost of Revenues

Cost of revenues for the 2026 Quarter and 2026 Period decreased compared to the 2025 Quarter and 2025 Period, primarily due to lower validator payments (“Validator Payments”) associated with block-building activities and improved infrastructure efficiencies.

Cost of revenues continues to be primarily driven by Validator Payments required to secure block inclusion, as well as infrastructure and hosting costs associated with blockchain operations. DeFi-related costs were minimal during the 2026 Quarter and 2026 Period.

Gross margins improved compared to the prior period due to the increased contribution of DeFi revenues, which currently have relatively low associated direct costs. Gross margins may fluctuate in future periods based on validator economics, execution-layer reward dynamics related to block-building activities, and changes in DeFi activity levels.

Operating Expenses

Professional fees

Professional fees increased for the 2026 Quarter and the 2026 Period compared to the respective prior year periods, primarily due to higher accounting fees reflecting the onboarding of a new audit firm and elevated annual audit billings. For the 2026 Period, legal fees also increased reflecting the Company’s ongoing operational and compliance activities. These increases were partially offset by lower investor relations costs in both the 2026 Quarter and the 2026 Period.

General and Administrative Expenses

General and administrative expenses for the 2026 Quarter and 2026 Period decreased compared to the 2025 Quarter and 2025 Period, primarily due to continued discipline in overall administrative spending. General and administrative expenses may fluctuate in future periods based on operational growth, regulatory requirements, and overall business activity.

Research and Development Expenses

Research and development expenses for the 2026 Quarter and 2026 Period decreased compared to the 2025 Quarter and 2025 Period, primarily due to the completion and wind-down of development activities related to ChainQ in 2025 and the transition of Builder+ and related infrastructure initiatives from development into routine, revenue-generating operations, which resulted in a significant reduction in employee salary allocations to R&D. During the 2026 Quarter and 2026 Period, research and development activities were more limited and consisted primarily of feasibility assessments, testing, and evaluation of blockchain infrastructure enhancements and decentralized finance initiatives, resulting in lower overall R&D spending compared to the prior year.

Research and development expenses may fluctuate in future periods based on the scope and timing of infrastructure enhancements and exploratory initiatives.

Compensation and Related Expenses

Compensation and related expenses for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter and 2025 Period, primarily due to equity-based compensation expense related to amortization of unvested employee stock options and restricted stock units issued during 2026. The Company continues to utilize equity-based compensation as a key component of its total rewards strategy to align employee incentives with long-term shareholder value. Total compensation costs may fluctuate based on headcount changes, the timing of performance-based accruals, and the issuance or forfeiture of equity awards.

Marketing Costs

Marketing expenses for the 2026 Quarter increased compared to the 2025 Quarter, primarily reflecting an increase in marketing and promotional activities during the period.

Marketing expenses for the 2026 Period decreased compared to the 2025 Period, primarily due to the non-recurrence of significant one-time advertising campaigns in the 2025 Period.

The timing and level of marketing expenditures may vary in future periods based on the Company’s strategic initiatives and market conditions.

Impairment loss on intangible digital assets

For the 2026 Quarter and 2026 Period, the Company recorded an impairment loss on intangible digital assets, including non-fungible tokens (“NFTs”) and tokenized liquidity pool positions. The impairment reflects declines in the estimated fair value of these assets, including changes in the value of underlying digital assets for liquidity pool positions, below their carrying value during the period. These impairment losses are non-cash in nature.

Impairment losses on liquidity pool positions may arise due to changes in the fair value of underlying digital assets, market conditions, and liquidity factors associated with decentralized finance protocols. The Company will continue to evaluate these assets for impairment in future periods.

Realized Gains and Losses on Digital Assets Transactions

Realized losses on digital assets transactions for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter and 2026 Period, primarily due to (i) sales of ETH to manage collateral levels and repay borrowings under DeFi arrangements and (ii) the derecognition of ETH upon deposit into liquidity pool positions.

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

Unrealized Gains and Losses on Digital Assets

The Company recognized significant unrealized losses in the fair value of its digital asset holdings for the 2026 Quarter and 2026 Period compared to the 2025 Quarter and 2025 Period. The change was primarily driven by declines in the market prices of Ethereum and other digital assets held and deployed in the Company’s operations during the period, reflecting the inherent volatility of digital asset markets. These fair value adjustments are non-cash in nature but may continue to materially affect the reported fair value of digital assets and impact reported operating results due to the volatility of digital asset markets in future periods.

Overall Operating Expense Trend

Total operating expenses for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter and 2025 Period, primarily driven by realized and unrealized losses on digital assets and higher compensation expense during the period. Operating expenses for the current quarter also included unrealized losses on digital assets, reflecting changes in the fair value of ETH and other digital assets held and deployed in the Company’s operations.

Operating expenses may fluctuate significantly from period to period due to changes in digital asset prices, non-cash compensation expense, and the level of infrastructure and DeFi activity required to support the Company’s operating strategy.

Other Income (Expenses)

Interest Expense

Interest expense for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter and 2025 Period, primarily due to interest accrued on decentralized borrowings through DeFi lending arrangements, as well as interest and amortization expense related to the Company’s May 2025 and July 2025 Senior Secured Convertible Notes (the “Notes”). This includes both cash interest paid and the amortization of debt discount over the term of the Notes.

Interest expense related to the Notes is expected to remain relatively consistent over their term due to the ongoing amortization of the associated debt discount. Interest expense associated with DeFi borrowings may fluctuate in future periods based on changes in outstanding balances and borrowing activity.

Change in Fair Value of Warrant Liabilities

The Company did not recognize any gain or loss related to the change in the fair value of warrant liabilities during 2026 Quarter and 2026 Period, as the outstanding warrants expired in the prior period and are no longer subject to remeasurement. In 2025 Quarter and 2025 Period, the Company recognized a non-cash loss of approximately $165,000 and a non-cash gain of approximately $60,000 related to the change in the fair value of warrant liabilities. The prior quarter and period losses was primarily attributable to movements in the Company’s stock price and related volatility. As there are no remaining warrant liabilities, the Company does not expect to recognize further gains or losses related to this item in future periods.

Overall Other Income (Expense) Impact

Total other income (expenses) reflected a net expense for the 2026 Quarter and 2026 Period compared to the 2025 Quarter and 2025 Period. The net expense for the 2026 Quarter and 2026 Period was primarily driven by interest expense incurred in connection with DeFi borrowings and outstanding convertible notes. In the comparable 2025 Quarter, total other expense was further impacted by a non-cash loss related to the change in the fair value of warrant liabilities. In the comparable 2025 Period, total other income was primarily offset by a non-cash gain related to the change in the fair value of warrant liabilities.

Net Loss

Net loss for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter net income and 2025 Period net loss. In the 2025 Quarter, the Company reported net income primarily due to unrealized gains on digital assets resulting from favorable market price movements during that period, which were not present in the 2026 Quarter. In the 2026 Quarter and 2026 Period, net loss was primarily driven by unrealized losses on the fair value of the Company’s digital asset holdings resulting from declines in digital asset market prices during the quarter, as well as realized losses on digital asset transactions, including sales of ETH to manage collateral levels in DeFi borrowing arrangements and the derecognition of ETH upon deposit into liquidity pool positions. These items were primarily non-cash in nature, except for realized losses associated with asset sales.

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

On July 22, 2025, the Company entered into an amendment to its engagement with H.C. Wainwright in connection with a new Form S-3 registration statement filed on July 23, 2025, to register up to $2 billion of securities for future issuance (the “New Registration Statement”). The New Registration Statement was declared effective on August 1, 2025. As of the date of this report, the Company had not sold any securities under the New Registration Statement.

From September 14, 2021 through August 17, 2026, the Company sold a total of 33,361,730 shares of common stock under the ATM Agreement for aggregate total gross proceeds of approximately $164.2 million at an average selling price of $4.92 per share, resulting in net proceeds of approximately $159.1 million after deducting commissions and other transaction costs.

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

From September 11, 2025 through August 17, 2026, the Company repurchased and retired 888,677 shares of our common stock for an aggregate purchase price of approximately $4.0 million. The repurchases were funded from available cash on hand and are presented as a financing cash outflow in our statement of cash flows. All repurchased shares were immediately retired and are no longer considered issued or outstanding. As of August 17, 2026, approximately $46.0 million remained available for repurchases under the authorization.

The Company expects that any future repurchases will be subject to our liquidity position, prevailing market conditions, and other capital allocation priorities, including funding of operations and strategic initiatives.

DeFi Borrowing

From January 1, 2025 through August 17, 2026, the Company borrowed an aggregate of approximately $130.4 million in stablecoins, primarily USDT and GHO, through Aave, a DeFi lending protocol, using ETH as collateral, and repaid approximately $87.9 million during the same period. These borrowings included transactions executed in connection with on-chain debt refinancing activities. As of August 17, 2026, the Company had approximately $43.0 million in outstanding DeFi borrowings, inclusive of accrued interest, collateralized by approximately 46,525 ETH with an aggregate fair value of $88.7 million, based on the closing price of $1,905 per ETH on that date. Because these borrowings are overcollateralized, declines in the market price of ETH could require the Company to post additional collateral or repay a portion of the borrowings to maintain required collateralization levels under the Aave protocol. Management monitors the collateral value and associated loan health factors on an ongoing basis and may add collateral or reduce borrowings in response to significant market movements.

Borrowings through Aave accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market utilization. ETH collateral posted to Aave simultaneously accrues variable interest at rates that fluctuate based on the same market factors. These rates are determined algorithmically by the protocol based on market conditions and are publicly available through on-chain protocol data. As a result, the Company’s net cost of capital may vary depending on prevailing protocol-level conditions. The Company has no control over these rate adjustments and is subject to the risk of significant rate increases. As of August 17, 2026, the Company had outstanding borrowings denominated in USDT and GHO, with variable borrowing rates on the Aave protocol applicable to those borrowings of approximately 3.81% and 3.82% per annum, respectively.

Borrowings through DeFi protocols are subject to risks not present in traditional financing arrangements, including collateral liquidation risk, protocol governance changes, smart contract vulnerabilities, manipulation risk, market volatility affecting collateral values, and the absence of traditional legal recourse or bankruptcy protections. Management actively monitors collateralization ratios and protocol conditions and may reduce or repay borrowings in response to market movements or changes in risk tolerance. As of August 17, 2026, the Company has not experienced any full or partial liquidation events related to its DeFi borrowings, but remains subject to such risks under adverse market conditions.

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

As of June 30, 2026, the Company did not have any recorded dividend payables or other obligations related to these distributions. The Company does not currently anticipate declaring regular cash or digital asset dividends, and the declaration of future dividends or other capital distributions, if any, will depend on the Company’s financial condition, results of operations, liquidity position, capital requirements, and other factors considered by the Board.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and settlement of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2026, the Company had approximately $0.3 million of cash and cash equivalents and working capital of approximately $45.6 million.

As of August 17, 2026, the Company had approximately $113.4 million of cash, stablecoins, and liquid digital assets (primarily ETH). Because the Company’s liquidity position includes digital assets and DeFi-related balances that are subject to market volatility, protocol-based reward accruals, and borrowing activity, such balances may fluctuate materially over short periods and may differ from balances as of the filing date.

As of August 17, 2026, the Company had total debt obligations of approximately $60.8 million, consisting of approximately $43.0 million of DeFi borrowings on the Aave Protocol and approximately $17.9 million of convertible notes. The Company’s DeFi borrowing balances and related collateral values may fluctuate based on borrowing activity, accrued interest, and changes in digital asset market prices. Of these debt obligations, the $43.0 million of DeFi borrowings on Aave have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms, and are classified as a current liability on the Company’s balance sheet. The $17.9 million of convertible notes is due within 12 months of the filing date of this report.

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

Certain digital assets may be subject to protocol-defined unstaking or withdrawal periods, which could limit the Company’s ability to rapidly convert those assets to cash. As of August 17, 2026, unstaking periods for the Company’s staked digital assets generally ranged from several hours to thirty days, though such periods may change based on protocol upgrades or network conditions. Market volatility, network congestion, or regulatory developments could further restrict liquidity or adversely affect realized prices.

Cash Flows

Cash Flows from Operating Activities

Cash used in operating activities was approximately $1.3 million for the 2026 Period, compared to approximately $3.2 million for the 2025 Period. The decrease reflects the combined effect of changes in operating assets and liabilities and significant noncash adjustments associated with the Company’s digital-asset-denominated operating model.

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

Significant non-cash adjustments impacting operating cash flows included:

●	Digital asset-denominated revenues of approximately $4.6 million earned from blockchain infrastructure and DeFi activities, which increased net income but did not result in operating cash inflows.
●	Blockchain-based payments, including Builder Validator Payments, of approximately $2.0 million paid in native digital assets to third-parties and external validators as part of Builder+ block-building activities.
●	Realized losses on digital asset transactions of approximately $34.2 million, primarily from (i) sales of ETH to manage DeFi borrowing positions and (ii) the derecognition of ETH upon deposit into liquidity pool positions.
●	Unrealized losses from the fair value measurement of digital assets, primarily ETH, of approximately $57.1 million.
●	Impairment losses on intangible digital assets of approximately $5.5 million.
●	Stock-based compensation expense of approximately $3.4 million, primarily reflecting the issuance and ongoing amortization of equity-based awards to employees, including performance-based grants.
●	Amortization of debt discount and issuance costs of approximately $1.7 million related to the outstanding convertible notes.
●	DeFi interest expense of approximately $0.9 million paid in digital assets.

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

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $0 during the 2026 Period, compared to net cash used in investing activities of approximately $9.4 million in the 2025 Period. The Company had no cash investing activity during the 2026 Period because deployments of digital assets into liquidity pool positions, withdrawals of digital assets from liquidity pool positions, related swaps between ETH and stablecoins undertaken to facilitate such liquidity pool activity, and the disposition of digital assets in exchange for stablecoins were settled in digital assets rather than cash and, accordingly, are excluded from investing activities on the face of the statement of cash flows and are presented within the supplemental disclosure of noncash investing and financing activities.

Cash Flows from Financing Activities

The Company had no net cash provided by or used in financing activities during the 2026 Period, compared to net cash provided by financing activities of approximately $11.3 million in the 2025 Period. During the 2026 Period, the Company received approximately $1.0 million of DeFi borrowing proceeds in stablecoins, settled approximately $26.5 million of DeFi borrowing principal through digital assets and stablecoins, and settled the Loyalty Payment described in Note 11 – Dividends and Capital Distributions through a non-cash distribution of approximately $723,000 in ETH to eligible common stockholders. Because these transactions did not involve cash or cash equivalents, they are excluded from financing activities on the face of the statement of cash flows and are presented within the supplemental disclosure of noncash investing and financing activities.

Cash financing activities during the 2025 Period primarily consisted of approximately $4.1 million of net proceeds from the Company’s at-the-market offering and approximately $7.3 million of net proceeds from the issuance of convertible notes, partially offset by approximately $0.1 million of debt issuance costs.

We anticipate future financing activity may include additional DeFi borrowings and capital raised through the ATM program or through other financing instruments, as we continue to scale blockchain infrastructure and DeFi operations, enhance liquidity, and support ongoing capital deployment.

Off Balance Sheet Transactions

As of June 30, 2026, there were no off-balance sheet arrangements, and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2026. However, the application of these policies continues to involve significant judgment, particularly with respect to (i) the fair value measurement of digital assets, (ii) the classification and liquidity of digital assets deployed in staking and DeFi arrangements, (iii) revenue recognition from blockchain infrastructure and DeFi activities, and (iv) the evaluation of risks associated with collateralized borrowing arrangements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding our liquidity, capital resources; digital asset strategy; blockchain infrastructure operations (Builder+); DeFi activities (Imperium); capital allocation; and revenue/gross profit expectations. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the design and operation of controls over the preparation and review of the Company’s statements of cash flows. Specifically, the Company’s statement-of-cash-flows worksheet did not adequately distinguish between cash and noncash investing and financing activities, and the related financial statement review controls were not designed or operating at a level of precision sufficient to verify that material investing and financing transactions involved cash or cash equivalents before inclusion on the face of the statement of cash flows.

As a result, certain noncash DeFi borrowing and repayment transactions were presented on the face of previously issued statements of cash flows as cash investing and financing activities while also being disclosed as supplemental noncash investing and financing activities. This resulted in an immaterial correction of an error related to certain gross investing and financing cash flows for the affected periods, although the errors did not affect the Company’s reported ending cash and cash equivalents, net change in cash and cash equivalents, results of operations, or financial position.

The material weakness resulted in revisions to the Company’s previously issued statements of cash flows for the affected periods, as described in Note 2, “Basis of Presentation,” to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Notwithstanding the material weakness, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of the Material Weakness

Management has begun implementing a remediation plan designed to address the material weakness. The remediation plan includes:

●	redesigning the statement-of-cash-flows worksheet to separately identify cash and noncash investing and financing activities;
●	requiring documented verification of whether material investing and financing transactions involve cash or cash equivalents before inclusion on the face of the statement of cash flows;
●	enhancing the review of DeFi and other digital-asset transactions to verify their appropriate cash-flow classification and presentation;
●	reconciling investing and financing activity presented on the face of the statement of cash flows to related supplemental noncash disclosures to identify potential duplicate presentation; and
●	enhancing the documentation and review of significant, unusual, and nonroutine digital-asset transactions affecting the statement of cash flows.

Management’s remediation efforts are ongoing. The material weakness will not be considered remediated until the enhanced controls have been fully implemented, have operated for a sufficient period of time, and management has concluded, through testing, that the controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above that were initiated subsequent to June 30, 2026, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, subsequent to June 30, 2026, management began implementing the remediation measures described in “Remediation of the Material Weakness” above. Management will continue to evaluate and monitor the design and operating effectiveness of these measures.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The risk factors previously disclosed in such reports constitute important cautionary statements and qualifications with respect to the forward-looking statements and other representations contained in this Quarterly Report on Form 10-Q. While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practicable under the circumstances, some level of risk and uncertainty will always be present. The risk factors described in our Form 10-K and our Form 10-Q for the quarter ended March 31, 2026 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

10b5-1 Plans

During the fiscal quarter ended June 30, 2026, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

BTCS Inc.

August 19, 2026	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

		Filed/	Incorporated by Reference
Exhibit No.	Description	Furnished Herewith	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Articles of Incorporation, as of May 2010		10-K	3.1	3/31/11
3.1(a)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital		8-K	3.1	3/25/13
3.1(b)	Certificate of Amendment to Articles of Incorporation – Name Change and Reverse Stock Split		8-K	3.1	2/5/14
3.1(c)	Certificate of Amendment to Articles of Incorporation – Increased Authorized Capital		8-K	3.1	2/5/14
3.1(d)	Certificate of Amendment to Articles of Incorporation – Reverse Stock Split		8-K	3.1	2/16/17
3.1(e)	Certificate of Amendment to Articles of Incorporation – Reverse Stock Split		8-K	3.1	4/9/19
3.1(f)	Certificate of Change – Reverse Split		8-K	3.1	8/17/21
3.1(g)	Certificate of Designation – Series V		8-K	3.1	1/31/23
3.1(h)	Certificate of Amendment to the Series V Certificate of Designation		8-K	3.1	4/19/23
3.1(i)	Certificate of Amendment to Articles of Incorporation – Increase Authorized Capital		8-K	3.1	7/13/23
3.2	Amended and Restated Bylaws of BTCS Inc.		8-K	3.1	7/5/24
3.2(a)	Amendment to the Amended and Restated Bylaws of BTCS Inc.		8-K	3.1	6/1/26
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	(1)

(1)	Filed herein
(2)	Furnished herein

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to BTCS Inc., 303 W. Lancaster Ave #336, Wayne, PA 19087, Attention: Corporate Secretary.

