Form 10-Q
period 2026-09-30
BTCS Inc.
filed 2026-11-12
CIK 1436229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Email address for principal executive offices (including issuer notices under the SEC Tokenized Securities Venue framework): ir@btcs.com

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

As of November 11, 2026, there were 52,952,109 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS INC.

BTCS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “BTCS,” mean BTCS Inc., unless otherwise indicated or the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements

BTCS Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2026	2025

Assets:
Current assets:
Cash and cash equivalents	$463,250	$1,526,395
Stablecoins	859,577	1,539,064
Digital assets - treasury	225,384	2,388,607
Digital assets - DeFi	125,097,651	177,718,244
Digital assets - staked	7,730,236	30,657,401
Digital assets – liquidity pool positions	40,947,203	-
Digital assets – non-fungible tokens	20,867	41,690
Prepaid expenses	147,031	146,031
Total current assets	175,491,199	214,017,432
Investments (Cost $600,000)	600,000	600,000
Property and equipment, net	11,834	14,390
Total assets	$176,103,033	$214,631,822

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	$60,763	$38,525
Accrued compensation	1,623,092	1,609,208
Accrued interest	766,468	225,115
Loans payable - DeFi protocol	63,007,700	61,500,000
Convertible notes payable, net - current portion	14,505,171	-
Warrant liabilities	-	-
Total current liabilities	79,963,194	63,372,848
Convertible notes payable, net - non-current portion	-	11,842,195
Total liabilities	79,963,194	75,215,043

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized, of which:
Series V Preferred Stock; 15,671,405 and 15,671,405 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,975,701	1,975,701
Common Stock, $0.001 par value per share; 975,000,000 shares authorized; 53,110,329 and 46,852,737 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	53,110	46,853
Additional paid-in capital	316,947,516	310,695,935
Accumulated deficit	(222,836,488)	(173,301,710)
Total stockholders’ equity	96,139,839	139,416,779
Total liabilities and stockholders’ equity	$176,103,033	$214,631,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues
Blockchain infrastructure revenues	$587,025	$4,215,224	$2,667,025	$8,676,357
DeFi revenues	3,505,656	723,279	6,019,472	726,843
Total revenues	4,092,681	4,938,503	8,686,497	9,403,200
Cost of revenues
Blockchain infrastructure costs	571,388	3,843,634	2,638,576	8,265,426
DeFi costs	20,850	6,916	39,000	6,916
Total cost of revenues	592,238	3,850,550	2,677,576	8,272,342
Gross profit	3,500,443	1,087,953	6,008,921	1,130,858
Operating expenses:
Professional fees	140,176	887,200	818,115	1,461,026
General and administrative	226,522	610,568	799,399	1,254,770
Research and development	86,156	145,592	248,655	548,386
Compensation and related expenses	2,820,513	763,804	8,007,276	2,245,406
Marketing	190,193	256,165	275,804	524,198
Impairment loss on intangible digital assets	5,710,662	-	11,162,156	-
Realized (gains) losses on digital asset transactions	(3,576,215)	4,407,773	30,608,647	8,567,681
Unrealized gain on digital assets	(58,345,378)	(73,724,881)	(1,240,388)	(67,987,220)
Loss on extinguishment of debt	-	8,731	-	8,731
Total operating expenses	(52,747,371)	(66,645,048)	50,679,664	(53,377,022)
Other income (expenses):
Interest expense	(1,715,043)	(1,496,529)	(4,864,035)	(1,718,423)
Change in fair value of warrant liabilities	-	(647,663)	-	(587,813)
Total other income (expenses)	(1,715,043)	(2,144,192)	(4,864,035)	(2,306,236)
Net income (loss)	$54,532,771	$65,588,809	$(49,534,778)	$52,201,644

Basic net income (loss) per share attributable to common stockholders	$1.15	$1.48	$(1.06)	$1.83
Diluted net income (loss) per share attributable to common stockholders	$1.10	$1.30	$(1.06)	$1.48

Basic weighted average number of common shares outstanding	47,420,927	44,233,030	46,940,068	28,575,472
Diluted weighted average number of common shares outstanding	50,675,409	50,298,201	46,940,068	35,223,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2026 and 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at June 30, 2026	15,671,405		$1,975,701	49,806,434		$49,806	$314,192,558	$(277,369,259)	$38,848,806
Stock-based compensation	-		-	2,091,812		2,092	1,258,828	-	1,260,920
Issuance of common stock, net of offering cost / At-the-market offering	-		-	1,212,083		1,212	1,496,130	-	1,497,342
Net income	-		-	-		-	-	54,532,771	54,532,771
Balance at September 30, 2026	15,671,405	(1)	$1,975,701	53,110,329	(2)	53,110	$316,947,516	$(222,836,488)	$96,139,839

(1)	Includes 278,375 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 5,135,572 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

	Series V					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	16,004,738		$2,818,271	21,968,566	$21,969	$181,565,367	$(153,335,442)	$31,070,165
Issuance of common stock, net of offering cost / At-the-market offering	-		-	24,522,525	24,522	131,057,234	-	131,081,756
Issuance of warrants in connection with convertible note	-		-	-	-	3,834,005	-	3,834,005
Issuance of common stock upon exercise of warrants	-		-	815,324	815	(815)	-	-
Issuance of common stock upon exercise of options	-		-	746,363	746	(746)	-	-
Stock-based compensation	-		-	7,764	8	555,515	-	555,523
Shares repurchased	-		-	(652,020)	(652)	(2,999,348)	-	(3,000,000)
Forfeiture of stock-based awards	(333,333)		(59,000)	(333,333)	(333)	(490,507)	-	(549,840)
Dividends declared	-		(783,570)	-	-	(2,392,351)	-	(3,175,921)
Net income (loss)	-		-	-	-	-	65,588,809	65,588,809
Balance at September 30, 2025	15,671,405	(1)	$1,975,701	47,075,189 (2)	$47,075	$311,128,354	$(87,746,633)	$225,404,497

(1)	Includes 322,580 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 565,080 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

For the Nine Months Ended September 30, 2026 and 2025

	Series V						Additional		Total
	Preferred Stock			Common Stock			Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2025	15,671,405		$1,975,701	46,852,737		$46,853	$310,695,935	$(173,301,710)	$139,416,779
Stock-based compensation	-		-	5,051,357		5,051	5,558,481	-	5,563,532
Issuance of common stock, net of offering cost / At-the-market offering	-		-	1,212,083		1,212	1,496,130	-	1,497,342
Forfeiture of stock-based awards	-		-	(5,848)		(6)	(79,812)	-	(79,818)
Dividends paid	-		-	-		-	(723,218)	-	(723,218)
Net loss	-		-	-		-	-	(49,534,778)	(49,534,778)
Balance at September 30, 2026	15,671,405	(1)	$1,975,701	53,110,329	(2)	$53,110	$316,947,516	$(222,836,488)	$96,139,839

(1)	Includes 278,375 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 5,135,572 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

	Series V					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
	Shares		Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	15,033,231		$2,646,314	18,717,743	$18,718	$171,283,199	$(139,948,277)	$33,999,954
Issuance of common stock, net of offering cost / At-the-market offering	-		-	26,394,414	26,395	135,134,447	-	135,160,842
Issuance of warrants in connection with convertible note	-		-	-	-	6,367,316	-	6,367,316
Issuance of common stock upon exercise of warrants	-		-	815,324	815	(815)	-	-
Issuance of common stock upon exercise of options	-		-	746,363	746	(746)	-	-
Stock-based compensation	1,020,834		180,688	1,516,025	1,516	4,480,357	-	4,662,561
Shares repurchased				(652,020)	(652)	(2,999,348)		(3,000,000)
Forfeiture of stock-based awards	(382,660)		(67,731)	(462,660)	(463)	(743,705)	-	(811,899)
Dividends declared	-		(783,570)	-	-	(2,392,351)	-	(3,175,921)
Net income (loss)	-		-	-	-	-	52,201,644	52,201,644
Balance at September 30, 2025	15,671,405	(1)	$1,975,701	47,075,189 (2)	$47,075	$311,128,354	$(87,746,633)	$225,404,497

(1)	Includes 322,580 restricted shares of Series V Preferred Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.
(2)	Includes 565,080 restricted shares of Common Stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See Note 9 – Stockholders’ Equity (Deficit) for further details.

BTCS Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(49,534,778)	$52,201,644
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4,676	2,693
Stock-based compensation	4,631,620	3,850,662
Blockchain infrastructure revenue settled in digital assets	(2,667,025)	(8,676,357)
DeFi revenue settled in digital assets	(6,019,472)	(726,843)
Blockchain-based payments settled in digital assets	2,564,815	8,115,551
DeFi interest expense settled in digital assets	855,983	1,453
Blockchain network fees settled in digital assets	2,290	10,050
Change in fair value of warrant liabilities	-	587,813
Amortization on debt discount and issuance costs	2,662,976	754,394
Realized losses on digital asset transactions	30,608,647	8,567,681
Unrealized gains on digital assets	(1,240,388)	(67,987,220)
Impairment loss on intangible digital assets	11,162,156	-
Changes in operating assets and liabilities:
Stablecoins	2,981,564	(292,088)
Prepaid expenses and other current assets	(1,000)	(90,768)
Accounts payable and accrued expenses	22,238	16,391
Accrued compensation	865,978	(2,855,467)
Accrued interest	541,353	681,173
Net cash used in operating activities	(2,558,367)	(5,839,238)

Cash flows from investing activities:
Purchase of productive digital assets	-	(143,359,741)
Proceeds from the sale of productive digital assets	-	3,240,171
Purchase of investments	-	(400,000)
Purchase of property and equipment	(2,120)	(8,022)
Sale of property and equipment	-	1,750
Net cash used in investing activities	(2,120)	(140,525,842)

Cash flows from financing activities:
Net proceeds from issuance common stock/ At-the-market offering	1,497,342	135,160,842
Payments for shares repurchased	-	(3,000,000)
Proceeds from issuance of convertible notes, net	-	16,843,500
Payments of debt issuance costs	-	(130,989)
Net cash provided by financing activities	1,497,342	148,873,353

Net increase (decrease) in cash	(1,063,145)	2,508,273
Cash, beginning of period	1,526,395	1,977,778
Cash, end of period	$463,250	$4,486,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$803,724	$298,567

Supplemental disclosure of non-cash investing, financing and other activities:
Series V Preferred Stock Distribution	$-	$180,688
Non-cash discount on convertible notes	-	1,017,026
Dividends distributions paid in ETH	(723,218)	-
Issuance of common stock upon non-cash exercise of warrants and stock options	-	8,134,516
DeFi borrowing activity:
Stablecoins received against ETH collateral from new DeFi borrowing	28,000,000	57,947,000
ETH swapped to stablecoins to fund settlement of DeFi borrowing principal	26,492,300	1,447,000
ETH swapped to stablecoins to fund settlement of DeFi interest	855,983	1,453
Extinguishment of USDT-denominated debt via on-chain protocol debt swap	-	1,500,000
Issuance of GHO-denominated debt via on-chain protocol debt swap	-	(1,500,000)
Liquidity pool activity:
ETH swapped into stablecoins for liquidity pool deployment	23,814,365	-
Stablecoins swapped into ETH for liquidity pool deployment	(62,830,517)	-
LP fee rewards (ETH) swapped into stablecoins, pending redeployment	1,427,606	-
Deployments of digital assets into liquidity pool positions	(287,305,499)	-
Withdrawals of digital assets from liquidity pool positions	242,362,060	-
Other digital asset activity:
Digital assets swapped for stablecoins	117,247	-
Digital assets swapped to acquire NFTs	-	191,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

BTCS Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 – Business Organization and Nature of Operations

BTCS Inc. (“BTCS” or the “Company”), short for Blockchain Technology Consensus Solutions, is a Nevada corporation listed on the Nasdaq Stock Market and headquartered in the United States. The Company is a blockchain technology business that operates decentralized finance (“DeFi”) and blockchain infrastructure activities, primarily on the Ethereum network. BTCS is an Ethereum-first operator focused on generating on-chain revenues while strategically deploying “ETH” (the Ethereum network’s native token) and other digital assets through its operations.

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

Together, these business lines are designed to generate recurring on-chain revenues and increase long-term value, with DeFi operations through Imperium representing the Company’s primary revenue driver and its blockchain infrastructure operations providing a complementary, recurring revenue base.

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

The Company actively allocates digital assets across staking, and DeFi deployments based on expected returns, risk considerations, and market conditions, including the use of overcollateralized borrowing arrangements and liquidity pool participation to generate scalable revenue streams and enhance gross profit.

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

Note 2 – Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but in the opinion of the Company’s management, reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the full year ending December 31, 2026. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2025.

Revision of Previously Issued Statements of Cash Flows

During the second quarter of 2026, the Company identified errors in the presentation of certain DeFi transactions in its previously issued statements of cash flows. Specifically, certain DeFi borrowing proceeds received in USD-pegged stablecoins, repayments settled through digital assets or stablecoins, and related deemed digital-asset purchase or sale activity were included on the face of the statements of cash flows as cash investing or financing activities even though the transactions did not involve cash or cash equivalents. Certain of these transactions were also disclosed as supplemental noncash investing and financing activities. The Company corrected the presentation by removing the applicable noncash amounts from the face of the statements of cash flows and presenting them as supplemental noncash investing and financing activities, as applicable. The noncash amounts removed from the face of the statement of cash flows in connection with this revision are correspondingly presented within the Company’s supplemental disclosure of noncash investing and financing activities for the period presented.

The Company evaluated the errors under SAB Topic 1.M and SAB Topic 1.N and concluded that they were not material to the previously issued financial statements taken as a whole. The revisions have no effect on net income or loss, earnings per share, total assets, total liabilities, stockholders’ equity, net change in cash, or ending cash. The comparative statement of cash flows for the nine months ended September 30, 2025 has been revised accordingly. Other affected prior-period statements of cash flows will be revised when those periods are next presented.

Effect of the revision on the statement of cash flows for the nine months ended September 30, 2025, as previously filed:

SCF line item	As previously reported	Adjustment	As revised
DeFi interest expense settled in digital assets (add-back)	$-	$1,453	$1,453
Purchase of non-productive digital assets	(191,256)	191,256	-
Net cash used in operating activities	(6,031,947)	192,709	(5,839,238)
Purchase of productive digital assets	(199,858,288)	56,498,547	(143,359,741)
Sale of productive digital assets	3,431,427	(191,256)	3,240,171
Net cash used in investing activities	(196,833,133)	56,307,291	(140,525,842)
Proceeds from DeFi borrowing	57,947,000	(57,947,000)	-
Payments on DeFi borrowing	(1,447,000)	1,447,000	-
Net cash provided by financing activities	205,373,353	(56,500,000)	148,873,353
Net increase in cash	2,508,273	-	2,508,273
Cash, end of period	4,486,051	-	4,486,051

Previously Reported Correction of Immaterial Error

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the Company corrected an immaterial error in its statement of cash flows for the three months ended March 31, 2026 relating to the presentation of certain noncash DeFi borrowing and repayment transactions as cash investing and financing activities. The correction is reflected in the statement of cash flows for the nine months ended September 30, 2026. The correction had no effect on the Company’s net change in cash, ending cash and cash equivalents, results of operations or financial position. The Company previously concluded that the error was not material to its financial statements for the three months ended March 31, 2026, taken as a whole.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the unaudited condensed financial statements and accompanying notes. These reclassifications did not have a material impact on the Company’s financial position, results of operations, or cash flows. These reclassifications do not include the recast of prior period segment information resulting from the change in the composition of the Company’s reportable segments. See Note 8 – Segment Reporting.

Note 3 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of September 30, 2026 and December 31, 2025, the Company had approximately $463,000 and $1,526,000 in cash, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2026 and December 31, 2025, the Company had approximately $119,000 and $1,122,000 in excess of the FDIC insured limit, respectively.

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

As of September 30, 2026, a significant majority of the Company’s digital assets measured at fair value were deployed within the Aave Protocol as collateral in connection with DeFi borrowing arrangements. These assets, while held in Company-controlled wallets, are subject to protocol-enforced restrictions and are not freely available for general corporate purposes while the related borrowings remain outstanding.

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

While the CODMs evaluate Imperium, Builder+, and NodeOps individually for internal management purposes, management has determined that the Company has two reportable segments under ASC 280, Segment Reporting: Blockchain Infrastructure Operations, comprising the aggregated NodeOps and Builder+ operating segments, and DeFi Operations, comprising Imperium. NodeOps and Builder+ are aggregated because they have similar economic characteristics and services, on-chain production processes, and distribution methods, consistent with ASC 280-10-50-11. Imperium is reported separately because it differs materially in its economics, risk profile, and technology. On the face of the statements of operations, revenues from NodeOps and Builder+ are presented as Blockchain infrastructure revenues because both involve operating validator and block-building infrastructure on proof-of-stake networks and receiving on-chain protocol payments. Revenues from Imperium are presented separately as DeFi revenues, reflecting the distinct economic drivers of decentralized liquidity provisioning, including counterparty exposure to smart contract protocols and rewards determined by protocol-level supply and demand.

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

The timing of revenue recognition depends on the nature of the underlying blockchain or DeFi activity. Revenues from NodeOps and Builder+ are generally recognized at a point in time when the applicable validation, attestation, block proposal or constructed block is confirmed or finalized on-chain and the related digital asset consideration is earned or made available to the Company. Revenues from DeFi lending and liquidity pool activities are recognized continuously during the period in which the Company’s digital assets are deployed and available to the applicable protocol, as protocol-defined fees and rewards accrue and are earned under the applicable protocol mechanics. For liquidity pool activities, fees and other rewards are earned based on the Company’s proportional participation in the pool and applicable protocol activity while the liquidity position remains deployed. Revenue is measured based on the fair value of the native digital assets or stablecoins earned at the time the consideration is earned. Because contract inception and satisfaction of the related performance obligation occur simultaneously in each of these arrangements, the fair value of the noncash consideration measured at contract inception in accordance with ASC 606-10-32-21 is not materially different from its fair value on the date the consideration is earned. Substantially all revenues are earned and settled in native digital assets and stablecoins. See Note 7– Revenues and Cost of Revenues for further information.

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

In accordance with ASC 815-40, these instruments are measured at fair value upon issuance and at each subsequent reporting period, with changes in fair value recognized in the statements of operations as change in fair value of warrant liabilities. These warrants are classified as Level 3 liabilities within the fair value hierarchy due to the use of unobservable inputs in the valuation model (see Note 6 – Fair Value Measurements).

The Company estimates the fair value of these warrants using a Black-Scholes option pricing model, with key inputs including the Company’s stock price, the warrant exercise price, expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The warrant liability is presented as a current liability on the Company’s balance sheet.

All outstanding liability-classified warrants expired during the nine months ended September 30, 2026 and as a result, there were no liability-classified warrants outstanding as of September 30, 2026.

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

Expected Dividend – The Company has, from time to time, paid one-time special dividends that represented non-recurring returns of capital (see Note 12 – Dividends and Capital Distributions), but has not otherwise declared or paid cash dividends on its common shares. The Company does not plan to pay recurring cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in its valuation models.

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

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income or loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares consist of the Company’s restricted stock units, restricted common stock, stock options, warrants, and shares issuable upon conversion of outstanding convertible notes. Shares of Series V Preferred Stock are not included as potential common shares because conversion of the Series V into common stock may be effected only at the discretion of the Board, and the Board had not elected to convert any Series V shares as of September 30, 2026. The legacy warrants, which participated in distributions, expired on March 2, 2026; no participating securities were outstanding during the three months ended September 30, 2026.

For periods when the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of potentially dilutive securities would be anti-dilutive. For periods in which the Company reports net income, diluted net income per share includes the effect of dilutive potential common shares, if any.

The Company reported net income for the three months ended September 30, 2026 and for the three and nine months ended September 30, 2025, and a net loss for the nine months ended September 30, 2026. The following potentially dilutive securities were excluded from the computation of diluted loss per share for the nine months ended September 30, 2026, as their effect would have been anti-dilutive:

As of
September 30, 2026
Warrants to purchase common stock	1,411,566
Options	2,568,951
Non-vested restricted stock unit awards	615,535
Non-vested restricted common stock	5,135,572
Shares issuable upon conversion of convertible notes	2,107,757
Total	11,839,381

Diluted net income per share for the three months ended September 30, 2026 reflects the add-back of $1,234,663 of interest expense on the convertible notes under the if-converted method.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion rather than a debt extinguishment. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2024-04 effective January 1, 2026. The Company did not have any induced conversions of convertible debt during the three and nine months ended September 30, 2026, and therefore the adoption did not have an impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including guidance and interpretive publications from the American Institute of Certified Public Accountants (“AICPA”), as well as regulations and guidance from the Securities and Exchange Commission (“SEC”), did not, or are not expected to have a material impact on the Company’s present or future financial statements.

Note 4 – Digital Assets (Fair Value)

The following tables present the Company’s digital assets held as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
Asset	Tokens	Cost	Fair Value	Tokens	Cost	Fair Value
Ethereum (ETH)	49,571	$136,418,257	$133,053,271	70,787	$215,204,804	$210,592,607
BNB Chain (BNB)	-	-	-	167	162,148	168,644
Rocket Pool (RPL)	-	-	-	640	6,774	3,001
Total		$136,418,257	$133,053,271		$215,373,726	$210,764,252

(1)	As of September 30, 2026, the Company’s ETH holdings included:

(a)	Approximately 2,880 ETH staked to validator nodes with a fair value of $7,730,236, presented in Digital assets – staked; and

(b)	Approximately 46,607 Aave aEthWETH tokens representing wrapped ETH deployed in DeFi protocols and serving as collateral for outstanding DeFi borrowings, with a fair value of $125,097,651. The underlying ETH remains recognized within Digital assets - DeFi at fair value on the balance sheet. Although the associated aEthWETH tokens reside in the Company’s wallets, they are subject to protocol-enforced restrictions while the related borrowing is outstanding.

As described in Note 3 – Summary of Significant Accounting Policies, the Company classifies its digital assets by operational use into three categories:

	September 30, 2026	December 31, 2025
Digital assets – treasury	225,384	2,388,607
Digital assets – DeFi	125,097,651	177,718,244
Digital assets – staked	7,730,236	30,657,401
Total crypto assets	133,053,271	210,764,252

Category Descriptions

●	Digital assets – treasury represent unencumbered digital assets maintained for liquidity and general corporate purposes.
●	Digital assets – DeFi represent digital assets measured at fair value deployed in DeFi protocols, primarily Aave, for lending and liquidity provision. Deposits into Aave do not result in derecognition of the underlying ETH, consistent with the Company’s accounting policy in Note 3 – Summary of Significant Accounting Policies.
●	Digital assets – staked represent digital assets actively deployed in validator operations to earn staking rewards. These assets are subject to protocol lock-ups and governance risks.

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

Rollforward of Digital Assets Measured at Fair Value

The following table presents a roll forward of the Company’s digital assets measured at fair value for the nine months ended September 30, 2026:

December 31, 2025 - Fair Value	$210,764,252
Additions and purchases of digital assets	62,830,517
Digital asset rewards earned from blockchain infrastructure and DeFi activities	6,384,622
Sales of digital assets	(52,707,501)
Deposits into Liquidity Pool positions	(133,098,812)
Withdrawals from Liquidity Pool positions	78,605,469
Digital asset payments	(2,564,815)
Dividends distributions paid in ETH	(723,218)
Digital asset fees	(2,290)
Realized gains on sale of digital assets	213,674
Realized losses on sale of digital assets	(37,889,015)
Unrealized gains and losses on digital assets	1,240,388
September 30, 2026 - Fair Value	$133,053,271

(1)	Deposits into liquidity pool positions represent the transfer of digital assets measured at fair value into liquidity pool arrangements, resulting in the derecognition of such digital assets and the recognition of liquidity pool positions accounted for as indefinite-lived intangible assets (see Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets)).
(2)	Realized gains (losses) presented in this rollforward include only transactions related to digital assets measured at fair value and exclude realized gains (losses) associated with liquidity pool positions and stablecoin transactions.
(3)	Unrealized gains and losses exclude changes in value of liquidity pool positions, which are accounted for under the impairment model described in Note 3 – Summary of Significant Accounting Policies.

Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets)

The Company holds certain digital assets that are not measured at fair value on a recurring basis and are instead accounted for as indefinite-lived intangible assets in accordance with ASC 350. These assets consist of (i) tokenized LP positions and (ii) NFTs, which primarily represent digital art. These assets are distinct from digital assets measured at fair value, which are presented separately in Note 4 – Digital Assets (Fair Value).

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

As of September 30, 2026 and December 31, 2025, the carrying value of these assets consisted of:

	September 30, 2026	December 31, 2025
Liquidity pool positions	40,947,203	-
NFTs (digital art)	20,867	41,690
Total	40,968,070	41,690

Rollforward of Digital Assets Accounted for as Indefinite-Lived Intangible Assets

The following table presents the activity of the Company’s digital assets accounted for as indefinite-lived intangible assets:

December 31, 2025 – Carrying Value	$41,690
Deposits into Liquidity Pools	287,305,499
Withdrawals from Liquidity Pools	(242,362,060)
Realized gains on withdrawals from Liquidity Pools	7,966,206
Realized losses on withdrawals from Liquidity Pools	(821,109)
Impairment losses	(11,162,156)
September 30, 2026 – Carrying Value	$40,968,070

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

During the three months and nine months ended September 30, 2026, the Company recognized impairment losses of approximately $5,711,000 and $11,162,000, respectively, related to its LP positions and NFTs. Impairment losses are included in impairment loss on intangible digital assets in the statements of operations.

Due to the absence of quoted market prices for LP positions, the Company estimates fair value based on the observable value of the underlying assets in the liquidity pools, considering pool composition, liquidity, and quoted market prices for the underlying digital assets. See Note 6 – Fair Value Measurements for additional information regarding nonrecurring fair value measurements.

Note 6 – Fair Value Measurements

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

The Company’s convertible notes payable are carried at amortized cost, net of unamortized debt discount and issuance costs. Management believes the estimated fair value of the convertible notes approximated carrying value as of September 30, 2026 and December 31, 2025. The related fair value measurement would be categorized within Level 3 of the fair value hierarchy due to the absence of an active market for the notes and the use of significant unobservable inputs, including the Company’s estimated credit risk, liquidity considerations, and assumptions regarding conversion and settlement.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets as of September 30, 2026 and December 31, 2025. Private equity investments accounted for under the ASC 321 measurement alternative are not measured at fair value on a recurring basis and are presented separately below.

	Fair Value Measured at September 30, 2026
	Balance at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Digital assets measured at fair value	$133,053,271	$133,053,271	$-	$-
Total assets	$133,053,271	$133,053,271	$-	$-

	Fair Value Measured at December 31, 2025
	Balance at December 31,		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025		(Level 1)	(Level 2)	(Level 3)
Assets
Digital assets measured at fair value	$210,764,252		$210,764,252	$-	$-
Total assets	$210,764,252		$210,764,252	$-	$-
Liabilities
Warrant liabilities	$-	*	$-	$-	$-

*	Amount presented rounds to zero.

The Company did not make any transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2026.

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

All outstanding liability-classified warrants expired during the nine months ended September 30, 2026. As a result, there were no warrant liabilities outstanding as of September 30, 2026, and the Company will no longer remeasure warrant liabilities in future periods. As of December 31, 2025, the estimated fair value of these warrant liabilities was approximately $0.

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

As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s private equity investments accounted for under the measurement alternative was $600,000 and $600,000, respectively. No impairments, upward adjustments, or downward adjustments were recognized during the three and nine months ended September 30, 2026.

The following table summarizes changes in the carrying amount of private equity investments accounted for under the ASC 321 measurement alternative for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	For the Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Beginning balance	$600,000	100,000
Purchases	-	500,000
Upward adjustments from observable price changes	-	-
Impairments and downward adjustments	-	-
Ending balance	$600,000	$600,000

Nonrecurring Fair Value Measurements of Intangible Digital Assets

The Company holds certain digital assets, including liquidity pool positions and NFTs, that are accounted for as indefinite-lived intangible assets under ASC 350 and measured at cost less impairment. These assets are not measured at fair value on a recurring basis and, therefore, are excluded from the recurring fair value hierarchy tables presented above. When the Company recognizes an impairment loss, the fair value measurement used to measure the impairment represents a nonrecurring fair value measurement under ASC 820. See Note 5 – Digital Assets (Liquidity Pool Positions and Other Intangible Digital Assets) for additional information.

During the three months ended September 30, 2026, the Company recognized impairment losses of approximately $5,711,000 related to intangible digital assets, all of which related to liquidity pool positions, because the carrying amounts of certain assets exceeded their estimated fair values. No impairment losses were recognized related to NFTs. During the nine months ended September 30, 2026, the Company recognized impairment losses of approximately $11,162,000 related to intangible digital assets, including approximately $11,141,000 impairment of liquidity pool positions and approximately $21,000 impairment of NFTs, because the carrying amounts of certain assets exceeded their estimated fair values. After recognizing impairment, the carrying amounts of liquidity pool positions and NFTs as of September 30, 2026 were approximately $40,947,000 and $21,000, respectively. To the extent the related assets were written down to fair value during the period, these amounts represent the assets’ fair values as of the September 30, 2026 nonrecurring measurement date. The impairment losses are included in impairment loss on intangible digital assets in the statements of operations.

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

Collectively, these activities represent the outputs of the Company’s ordinary operations and are measured at the fair value of the digital assets earned at the time each performance obligation is satisfied. For each arrangement, contract inception occurs simultaneously with satisfaction of the related performance obligation, such that the measurement date for noncash consideration under ASC 606-10-32-21 is not materially different from the date the consideration is earned. Changes in the fair value of the digital assets after that date relate to the form of the consideration and are excluded from the transaction price.

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

Disaggregation of Revenues

The following table summarizes the revenues earned from the Company’s operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Blockchain infrastructure revenues
NodeOps	$45,131	$858,867	$223,984	$1,461,130
Builder+	541,894	3,356,357	2,443,041	7,215,227
Total blockchain infrastructure revenues	587,025	4,215,224	2,667,025	8,676,357
DeFi revenues (Imperium)	3,505,656	723,279	6,019,472	726,843
Total revenues	$4,092,681	$4,938,503	$8,686,497	$9,403,200

Cost of Revenues

The Company’s cost of revenues primarily consists of direct expenses incurred in connection with its blockchain operations, including NodeOps, Builder+ and Imperium activities.

Blockchain Infrastructure Operations (NodeOps and Builder+)

The Company’s cost of revenues related to its blockchain infrastructure operations primarily includes direct production costs associated with transaction validation and block construction on blockchain networks. These costs include cloud-based server hosting expenses related to our validator nodes and Builders, and allocated employee compensation related to the monitoring, maintenance and support operations.

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

Disaggregation of Cost of Revenues

The following table further details the costs of revenues for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of blockchain infrastructure revenues
Cost of staking revenues (NodeOps)	$5,002	$8,265	$20,868	$68,287
Cost of block-building revenues (Builder+)	566,386	3,835,369	2,617,708	8,197,139
Total cost of blockchain infrastructure revenues	571,388	3,843,634	2,638,576	8,265,426
Cost of DeFi revenues (Imperium)	20,850	6,916	39,000	6,916
Total cost of revenues	$592,238	$3,850,550	$2,677,576	$8,272,342

Note 8 – Segment Reporting

The Company has two reportable segments, Blockchain Infrastructure Operations and DeFi Operations, under ASC 280, Segment Reporting, focused on blockchain-based revenue generation through its blockchain infrastructure and DeFi operations.

The Company has three operating segments, which are organized around three primary business lines that represent distinct revenue-generating activities:

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

The Company’s three operating segments are aggregated into two reportable segments. The NodeOps and Builder+ operating segments are aggregated into a single Blockchain Infrastructure Operations reportable segment because they have similar economic characteristics and are similar in the nature of their services, on-chain production processes, and distribution methods, consistent with the aggregation criteria in ASC 280-10-50-11.

Although the CODMs review discrete line-level financial information to assess the unit economics of NodeOps and Builder+, they allocate resources to, and evaluate the performance of, the Blockchain Infrastructure Operations business on an aggregated basis; this discrete line-level review does not, by itself, require separate reportable segments.

The Imperium operating segment is reported separately as the DeFi Operations reportable segment because it differs materially from the Blockchain Infrastructure Operations business, including its economics, its liquidity-pool and leverage risk profile, and its smart contract-based technology stack (as compared with the validator-based technology of the infrastructure business). Revenues from Blockchain Infrastructure Operations and DeFi Operations are presented separately as Blockchain infrastructure revenues and DeFi revenues, respectively, in the statements of operations.

DeFi activities include both DeFi lending arrangements and decentralized exchange liquidity pool participation, which have distinct economic characteristics but are managed together within the Company’s DeFi operations.

Gross profit (loss) is the primary measure of segment performance reviewed by the Company’s CODMs, which comprise members of executive management including the Chief Executive Officer, the Chief Financial Officer and the Chief Technology Officer. In evaluating performance and allocating resources, the CODMs review segment revenues, direct production costs, validator payments, hosting expenses, and allocated employee compensation.

Consistent with ASU 2023-07, the Company discloses the significant segment expenses regularly provided to the CODMs for decision-making purposes, including validator payments, infrastructure hosting costs, allocated employee compensation, and other direct operating costs associated with blockchain infrastructure and DeFi operations.

Through the year ended December 31, 2025, the Company reported a single reportable segment. The Company’s DeFi activities during that period consisted principally of digital assets posted as collateral in support of the Company’s borrowings and did not constitute a separate operating segment. During 2026, the Company commenced liquidity pool participation on decentralized exchanges and the allocation of capital between blockchain infrastructure operations and DeFi operations became a materially more prominent and recurring element of the CODMs’ decision making, with the results of the Imperium DeFi business serving as a distinct basis for that allocation and for assessing its performance. As a result, Imperium was identified as a separate operating segment that does not meet the aggregation criteria in ASC 280-10-50-11, and the Company’s reportable segments changed from one to two. In accordance with ASC 280-10-50-34, segment information for the prior periods presented has been recast to conform to the current period presentation.

The following tables present segment revenue and gross profit, including the significant expense items reviewed by the CODMs, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Blockchain Infrastructure	Imperium	Total	Blockchain Infrastructure	Imperium	Total
Revenues	$587,025	$3,505,656	$4,092,681	$4,215,224	$723,279	$4,938,503
Less: Cost of revenues
Validator payments	548,865	-	548,865	3,803,608	-	3,803,608
Cloud and server hosting costs	12,648	5,250	17,898	2,925	-	2,925
Compensation costs	9,875	15,600	25,475	22,583	6,916	29,499
Third-party support costs	-	-	-	14,518	-	14,518
Gross profit (loss)	$15,637	$3,484,806	$3,500,443	$371,590	$716,363	$1,087,953

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Blockchain Infrastructure	Imperium	Total	Blockchain Infrastructure	Imperium	Total
Revenues	$2,667,025	$6,019,472	$8,686,497	$8,676,357	$726,843	$9,403,200
Less: Cost of revenues
Validator payments	2,542,396	-	2,542,396	8,096,988	-	8,096,988
Cloud and server hosting costs	43,555	5,250	48,805	88,460	-	88,460
Compensation costs	46,625	33,750	80,375	62,812	6,916	69,728
Third-party support costs	6,000	-	6,000	17,166	-	17,166
Gross profit (loss)	$28,449	$5,980,472	$6,008,921	$410,931	$719,927	$1,130,858

The following table reconciles total segment gross profit to consolidated net income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	3,500,443	1,087,953	6,008,921	1,130,858
Total operating expenses	52,747,371	66,645,048	(50,679,664)	53,377,022
Other income (expense)	(1,715,043)	(2,144,192)	(4,864,035)	(2,306,236)
Net income (loss)	$54,532,771	$65,588,809	$(49,534,778)	$52,201,644

Note 9 – Stockholders’ Equity (Deficit)

Common Stock

As of September 30, 2026, the Company had 975,000,000 shares of Common Stock, $0.001 par value, authorized, of which 53,110,329 shares were issued and outstanding.

At The Market Offering Agreement

The Company has an At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time-to-time, shares of the Company’s Common Stock. The ATM Agreement operates under the Company’s effective shelf registration statements on Form S-3 and provides for a commission to H.C. Wainwright of up to 3.0% of the gross proceeds from sales. Sales under the ATM Agreement are currently being made under a $250,000,000 shelf registration statement that became effective on October 4, 2024, under which approximately $97,828,000 remained available for sale as of November 11, 2026. On August 1, 2025, a new Form S-3 registration statement registering up to $2,000,000,000 of securities for potential future issuance was declared effective; as of the date of this report, the Company had not sold any securities under that registration statement.

During the nine months ended September 30, 2026, the Company sold a total of 1,212,083 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of approximately $1,552,000 at an average selling price of $1.28 per share, resulting in net proceeds of approximately $1,497,000 after deducting commissions and other transaction costs. During the nine months ended September 30, 2025, the Company sold a total of 26,394,414 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of approximately $139,437,000 at an average selling price of $5.28 per share, resulting in net proceeds of approximately $135,161,000 after deducting commissions and other transaction costs.

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

During the nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock. As of September 30, 2026, approximately $46,000,000 remained available for repurchases under the authorization.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2026:

Number of Warrants
Outstanding as of December 31, 2024	712,500
Issuance of warrants in connection with convertible note	2,781,291
Exercised	(1,369,725)
Outstanding as of December 31, 2025	2,124,066
Expired	(712,500)
Outstanding as of September 30, 2026	1,411,566

As of September 30, 2026, no warrants were classified as derivative liabilities, as all liability-classified warrants expired during the period. The remaining warrants issued in connection with the convertible notes are classified as equity.

Preferred Stock

Series V

In 2023, the Company issued Series V Preferred Stock to shareholders on a one-for-one basis. The Series V is non-convertible, has a 20% liquidation preference over common stock, is non-voting, and includes certain rights to dividends and distributions at the discretion of the Board.

In 2024, stockholders approved an amendment to the Certificate of Designation to provide the Board discretion to convert each share of Series V into one share of common stock. As of September 30, 2026, the Board has not elected to convert any Series V shares.

As of September 30, 2026, the Company had Series V Preferred Stock authorized, of which 15,671,405 shares were issued and outstanding.

Certain shares of Series V Preferred Stock have been issued as restricted shares in connection with the conversion of RSUs to restricted shares of common stock in prior periods. These restricted shares remain subject to the original vesting conditions of the underlying RSU awards, including market-based and service-based vesting criteria.

As of September 30, 2026, the Company had approximately 278,000 restricted shares of Series V Preferred Stock outstanding. These restricted shares do not participate in voting rights and are subject to forfeiture if the underlying vesting conditions are not satisfied.

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

As of September 30, 2026, the Company had approximately 10,730,906 shares remaining available for future grants under the 2021 Plan.

During the nine months ended September 30, 2026, the Company approved additional RSU awards under the 2026 LTI Program in excess of the number of shares authorized for issuance under the 2021 Plan as of the January 1, 2026 grant date. The portion of such awards that exceeded the then-authorized share limit was subject to stockholder approval of an increase in the number of authorized shares, which the Company received at its 2026 Annual Meeting of Stockholders on June 8, 2026. For accounting purposes, RSUs approved within the then-authorized share limit are considered granted as of January 1, 2026. RSUs approved in excess of the previously authorized share limit are considered granted for accounting purposes on June 8, 2026, the date on which stockholder approval was obtained.

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

The following tables present the activity in RSUs and restricted shares for the nine months ended September 30, 2026, followed by additional detail regarding the nature, valuation, and vesting conditions of such awards.

RSU Activity

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	-	$-
Granted	5,424,248	2.40
Vested	-	-
Converted to restricted common shares	(4,657,197)	2.37
Forfeited	(151,516)	2.40
Nonvested as of September 30, 2026	615,535	$2.60

Restricted Stock Activity

Number of Restricted Shares of Common Stock
Outstanding and nonvested as of December 31, 2025	478,375
Converted from restricted stock units	4,657,197
Vested	-
Forfeited	-
Outstanding and nonvested as of September 30, 2026	5,135,572

Restricted shares of common stock outstanding primarily relate to RSUs that were previously converted into restricted shares, including in connection with tax planning strategies (e.g., Section 83(b) elections), and continue to be subject to the original vesting conditions of the underlying awards.

The outstanding and nonvested balance of restricted shares as of December 31, 2025 primarily represents legacy LTI awards that were previously converted from RSUs and are subject to a combination of market-based performance conditions (including a requirement for the Company to achieve a specified market capitalization threshold of $300 million) and service-based vesting conditions. During the nine months ended September 30, 2026, the increase in nonvested restricted shares primarily reflects the conversion of RSUs granted under the 2026 LTI Program into restricted shares, which continue to be subject to their respective vesting conditions. Compensation expense for awards subject to market conditions is recognized regardless of whether the market condition is ultimately achieved.

Granted Shares - LTI RSU Issuances (2026)

Aggregate RSU Awards and Share Availability

During the nine months ended September 30, 2026, the Board approved a long-term incentive program for 2026 (the “2026 LTI Program”) that contemplates the issuance of restricted stock units, certain of which were granted pursuant to the Company’s 2021 Equity Incentive Plan. At the time of Board approval, a portion of the awards exceeded the number of shares then available for issuance under the 2021 Plan and was therefore subject to stockholder approval of an increase in the number of shares authorized under the 2021 Plan.

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

As of September 30, 2026, the Company had 5,272,732 unvested equity awards outstanding under the 2026 LTI Program (net of forfeitures), consisting of RSUs and restricted shares that remain subject to vesting conditions. These awards consisted of:

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

Conversion of RSUs to Restricted Common Stock

On February 23, 2026, 2,590,897 RSUs were converted into restricted shares of Common Stock issued to executive officers and employees. On July 20, 2026, an additional 2,066,300 RSUs granted under the 2026 LTI Program were converted into restricted shares of Common Stock issued to executive officers and employees. The restricted shares of Common Stock retain the original vesting conditions of the RSUs, including multiple market capitalization and stock price vesting thresholds, as well as time-based vesting schedules, which range from one to five years. These conversions were made primarily to permit recipients to make elections under Section 83(b) of the Internal Revenue Code.

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

During the nine months ended September 30, 2026, stock options were granted in connection with: (i) the Company’s fiscal year 2025 annual performance incentive program; and (ii) sign-on and retention equity awards granted to new employees. The options granted under the fiscal year 2025 annual performance incentive program are subject to a substantive future service condition and cliff-vest on December 31, 2026. Accordingly, they are accounted for as compensation for service rendered during 2026 and do not represent settlement of the accrued bonus liability recognized as of December 31, 2025. During the nine months ended September 30, 2025, stock options were granted primarily in connection with: (i) the settlement of performance-based bonuses earned for fiscal year 2024 and paid in equity in January 2025; and (ii) sign-on and retention equity awards granted to new employees. Options granted on August 7, 2025 under the fiscal year 2025 annual performance incentive program are subject to a substantive future service condition and cliff-vest on December 31, 2026. The related compensation cost is recognized over the requisite service period in each of the periods presented and, accordingly, those options do not represent settlement of an accrued bonus liability.

A summary of options activity under the Company’s stock option plan for the nine months ended September 30, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2025	2,002,395	$2.84	$460,715	5.6
Employee options granted	730,300	2.61	-	6.6
Employee options exercised	-	-	-	-
Employee options expired	(103,744)	3.79	-	-
Employee options forfeitures	(60,000)	5.83	-	-
Options outstanding as of September 30, 2026	2,568,951	$2.66	$6,300	5.3
Options vested and exercisable as of September 30, 2026	1,310,166	$2.38	$3,150	5.0

Option forfeitures reflect unvested awards that were cancelled in connection with employee departures in the ordinary course of business.

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2026 and 2025, using the Black-Scholes model:

	For the Nine Months Ended September 30,
	2026	2025
Exercise price	$2.61	$2.70
Term (years)	6.89	6.75
Expected stock price volatility	97.19%	116.94%
Risk-free rate of interest	3.89%	4.10%

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

For the nine months ended September 30, 2026, the Company issued 398,208 shares of common stock to officers and employees in January 2026 as part of the settlement of accrued bonus compensation earned for the year ended December 31, 2025. The total fair value of the shares issued was approximately $1,051,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 87,602 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 310,606 shares of common stock. The issuance of shares represents the settlement of previously accrued compensation and did not result in additional stock-based compensation expense during the period. No stock options formed part of the settlement of accrued bonus compensation earned for the year ended December 31, 2025; options granted under the fiscal year 2025 annual performance incentive program are described under “Options” below.

For the nine months ended September 30, 2025, the Company issued 329,110 shares of common stock to officers and employees in January 2025 as part of the settlement of accrued bonus compensation earned for the year ended December 31, 2024. The total fair value of the shares issued was approximately $813,000 based on the Company’s closing stock price on the issuance date. Of the shares issued, 33,731 were returned to net settle the issuance and pay related taxes, resulting in a net share issuance of 295,379 shares of common stock. The Company also granted 1,312,068 stock options in January 2025 as part of the settlement of that accrued bonus compensation, with an aggregate grant-date fair value of approximately $2,872,000 determined using the Black-Scholes model. Tax withholding in respect of the settlement was satisfied solely through the withholding of shares of common stock; no options were withheld.

The settlement of previously accrued bonus compensation through the issuance of equity is a non-cash transaction that extinguished a recognized liability without the payment of cash and is therefore excluded from operating cash flows. Amounts accrued for performance-based bonuses may be settled in cash, in equity, or in a combination thereof; any cash-settled portion is reflected in the change in accrued compensation within operating activities. The equity-settled portion of previously accrued bonus compensation, measured at the fair value of the gross equity issued, was approximately $1,051,000 for the nine months ended September 30, 2026, consisting of common stock, and approximately $3,685,000 for the nine months ended September 30, 2025, consisting of common stock with an issuance-date fair value of approximately $813,000 and stock options with a grant-date fair value of approximately $2,872,000. These amounts are stated before the shares withheld to satisfy employee tax withholding obligations described above. The Company also made cash payments of approximately $556,000 in January 2026 and approximately $221,000 in January 2025 in settlement of accrued bonus compensation for the respective preceding year. See the condensed statements of cash flows.

Accrued compensation included approximately $1,621,000 and $1,609,000 related to performance-based bonus accruals as of September 30, 2026 and December 31, 2025, respectively.

Board Compensation

Effective January 19, 2023, the Board approved the issuance of $50,000 of common stock to each independent director, payable in four equal quarterly installments of $12,500, subject to continued service. The number of shares issued is based on the closing price of the Company’s common stock on the last trading day prior to each quarter-end.

For the nine months ended September 30, 2026, 83,554 shares of common stock approximating $110,000 were issued to independent directors related to the quarterly approved issuances. For the nine months ended September 30, 2025, 49,812 shares of common stock approximating $113,000 were issued to independent directors related to the quarterly approved issuances.

Stock-based Compensation

Stock-based compensation expenses are recorded as a part of general and administrative expenses, compensation expenses and cost of revenues. Stock-based compensation expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Employee stock option awards	$654,132	$180,697	1,920,398	$291,432
Employee restricted stock and restricted stock unit awards	569,285	337,326	2,681,557	642,930
Forfeitures of employee options, restricted stock and restricted stock unit awards	-	(549,840)	(79,818)	(811,899)
Non-employee stock awards	37,503	37,500	109,483	112,505
Total stock-based compensation	$1,260,920	$5,683	4,631,620	$234,968

As of September 30, 2026, the Company had approximately $763,000 of unrecognized stock-based compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 0.40 years, and $6,845,000 of unrecognized stock-based compensation cost related to unvested restricted stock and RSU awards, which is expected to be recognized over a weighted-average period of 2.04 years.

A significant portion of the unrecognized compensation cost relates to awards subject to market-based vesting conditions, which may result in variable expense recognition over the remaining service periods of such awards.

Note 10 – Debt

Loans Payable – DeFi Protocol

The Company participates in decentralized finance (DeFi) borrowing activity through Aave, a smart contract–based protocol that facilitates overcollateralized loans backed by digital assets. The Company accounts for these borrowings as financial liabilities in accordance with ASC 470, as the arrangements represent obligations to repay borrowed assets. The Company borrows and repays these amounts in-kind in digital assets, primarily USD-pegged stablecoins such as USDT and GHO, rather than in cash. Accordingly, these DeFi borrowing and repayment transactions are noncash financing activities that are excluded from the face of the statement of cash flows and disclosed as supplemental noncash investing and financing activities. See Note 3 – Summary of Significant Accounting Policies.

Borrowings have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms. Loans are subject to full or partial liquidation if the loan’s health factor falls below a protocol-defined minimum threshold, generally 1.0x. Such liquidation events could result in material losses and the Company has no recourse against the protocol or any counterparty in the event of liquidation, technical failure, smart contract vulnerabilities, or oracle manipulation. The health factor is calculated based on the value of the collateral relative to the loan balance and Aave’s liquidation threshold, which is generally 80% for ETH collateral. As of September 30, 2026, the Company has not experienced any full or partial liquidation events related to these borrowings.

During the three and nine months ended September 30, 2026, the Company borrowed an aggregate of approximately $27,000,000 and $28,000,000 in stablecoins, respectively.

The following table summarizes the Company’s DeFi borrowing activity during the nine months ended September 30, 2026:

For the Nine Months Ended September 30, 2026
Beginning balance – January 1, 2026	$61,500,000
Additional borrowings	28,000,000
Repayments of principal	(26,492,300)
Ending balance – September 30, 2026	$63,007,700

As of September 30, 2026, the Company’s outstanding DeFi borrowings were denominated primarily in USD-pegged stablecoins, including USDT and GHO, rather than ETH or other non-USD-pegged digital assets. The Company’s obligation is to repay the borrowed stablecoin units, plus accrued protocol interest, in accordance with Aave’s protocol terms. Because the borrowed stablecoins are designed to maintain a value substantially equivalent to one U.S. dollar, management believes the carrying amount of the borrowings approximates the U.S. dollar value of the settlement obligation. See Note 6 – Fair Value Measurements for additional information regarding the estimated fair value of outstanding DeFi borrowings.

As of September 30, 2026, the Company had approximately 46,607 Aave aEthWETH tokens representing wrapped ETH deployed within DeFi protocols and serving as collateral for outstanding borrowings, with a fair value of $125,097,651. These assets remain recorded as ETH within Digital assets - DeFi on the balance sheet in accordance with ASC 350-60 and are measured at fair value using quoted prices in active markets (Level 1 inputs under ASC 820). See Note 3 – Summary of Significant Accounting Policies and Note 4 – Digital Assets (Fair Value) for further detail regarding the accounting treatment and classification of these assets.

The loans accrue interest at variable rates determined by Aave’s on-chain interest-rate model, which automatically adjusts based on market utilization and liquidity conditions for each borrowed asset. These rates are published and updated in real-time on the Aave protocol’s website. During the nine months ended September 30, 2026, the weighted-average annualized borrowing rate on the Company’s DeFi borrowings was 3.94%, calculated based on the applicable protocol borrowing rates and outstanding USDT and GHO borrowings during the period.

For the three and nine months ended September 30, 2026, the Company recognized approximately $480,000 and $1,397,000, respectively, in interest expense. As of September 30, 2026, approximately $766,000 of interest on DeFi borrowings remained unpaid and was included in Accrued interest payable on the balance sheet.

The Board has approved the use of Aave for borrowing activities, subject to a maximum loan-to-value (“LTV”) ratio of 50% on the Aave protocol at the time of borrowing. The Board also approved temporary exceedances of this limitation for operational purposes, provided such exceedances do not exceed two days.

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

The Notes are convertible into shares of the Company’s common stock at conversion prices of $5.85 and $13.00 per share for the May Notes and July Notes, respectively, mature twenty-four months from their issuance dates, accrue interest at an annual rate of 6% payable quarterly in either cash or freely tradable shares at the Company’s election, contain a 4.99% beneficial ownership conversion limitation (subject to increase to 9.99% upon 61 days’ notice), and are secured by substantially all of the Company’s assets, excluding Ethereum deposited as collateral for USDT borrowings on Aave and certain other customary exclusions. In connection with the July Offering, the Company agreed not to amend the conversion terms of its Series V Preferred Stock for a period of 18 months while the July Notes remain outstanding.

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

The following table summarizes the Company’s convertible notes payable as of September 30, 2026:

	Face value	Unamortized discount	Net carrying value	Effective rate	Contractual rate
May 2025 Convertible Notes	$7,810,526	$(1,213,360)	$6,597,166	39.8%	6.0%
July 2025 Convertible Notes	10,050,000	(2,141,995)	7,908,005	43.6%	6.0%
Total convertible notes	$17,860,526	$(3,355,355)	$14,505,171

Because the Notes mature in May and July 2027, the entire net carrying amount was classified as current as of September 30, 2026. The effective interest rates reflect the original issue discount, the relative fair value allocated to the warrants issued in connection with the Notes, and issuance costs.

Future principal maturities of the Company’s convertible notes payable as of September 30, 2026 were as follows:

Year ending December 31,	Principal
2026 (remainder)	$-
2027	17,860,526
2028 and thereafter	-
Total	$17,860,526

Interest Expense

Interest expense consists of contractual interest, the amortization of debt discounts and issuance costs using the effective interest method, and variable interest on DeFi borrowings. The following table presents the components of interest expense for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense - Convertible Notes	$267,908	$236,083	$803,724	$298,567
Amortization of debt discount	966,755	603,431	2,662,976	754,394
Interest expense - DeFi Borrowings	480,380	657,015	1,397,335	665,462
Total interest expense	$1,715,043	$1,496,529	$4,864,035	$1,718,423

The approximately $804,000 of interest paid during the nine months ended September 30, 2026 consisted entirely of contractual interest on the convertible notes. Amortization of debt discounts and issuance costs was non-cash. In addition, approximately $856,000 of interest on DeFi borrowings was settled through in-kind digital asset payments and classified as a non-cash activity in the statement of cash flows.

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings, claims, and litigation arising in the ordinary course of business. As of September 30, 2026, the Company was not a party to, and none of its property was subject to, any material pending or threatened legal proceedings.

Commitments

As of September 30, 2026, the Company did not have any material non-cancelable operating lease, purchase, or capital commitments.

Contingencies

The Company accounts for loss contingencies in accordance with ASC 450-20, Contingencies, accruing a liability when a loss is probable and the amount can be reasonably estimated. As of September 30, 2026, the Company had not recorded any material accruals for loss contingencies. As described in Note 12 – Dividends and Capital Distributions, holders of the Company’s outstanding convertible notes may be entitled to participate in distributions declared while the notes remain outstanding, representing a potential contingent distribution of approximately $105,000 as of September 30, 2026; because the obligation is contingent upon future conversion, no liability has been recorded in accordance with ASC 450-20.

Note 12 – Dividends and Capital Distributions

Prior Period Dividend

In August 2025, the Company’s Board approved a special dividend of $0.05 per share (the “Bividend”), payable to stockholders of record as of September 26, 2025. The dividend was paid in October 2025 in a combination of cash and ETH. There were no dividends declared during the nine months ended September 30, 2026.

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

Convertible Notes Eligible for Capital Distributions – Contingent Liability

As of September 30, 2026, the Company had outstanding convertible notes that provide holders the right, upon conversion, to participate in dividends or other distributions declared on the Company’s common stock during the period the notes are outstanding, as if the notes had been converted immediately prior to the applicable record date.

As of September 30, 2026, there were approximately 2,107,757 shares of common stock underlying the outstanding convertible notes that would be entitled to such distributions if converted in accordance with the note terms, representing a potential contingent distribution totaling approximately $105,000. Because the obligation to deliver such distributions is contingent upon future conversion, no liability has been recorded as of September 30, 2026, in accordance with ASC 450-20, Contingencies.

Note 13 – Employee Benefit Plans

The Company maintains defined contribution benefit plans under Section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company may make discretionary contributions of up to 100% of employee contributions. For the nine months ended September 30, 2026 and 2025, the Company made contributions to the 401(k) Plan of $179,000 and $122,000, respectively.

Note 14 – Liquidity

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

As reflected in the condensed unaudited financial statements, the Company has historically incurred net losses and has an accumulated deficit of approximately $222,836,000 at September 30, 2026, and net cash used in operating activities of approximately $2,558,000 for the nine months ended September 30, 2026. The Company is actively implementing its business plan, generating revenue, and executing a deliberate financing strategy that includes DeFi protocol borrowing, ATM equity offerings, and convertible note issuances to scale its blockchain infrastructure and DeFi operations.

Based on the Company’s cash position and liquid digital assets, consisting primarily of Ethereum held directly and not subject to long-term lockups, as of November 11, 2026, management has determined that these resources are sufficient to support its daily operations and meet its obligations for at least twelve months from the issuance date of these financial statements. Management’s assessment considers expected operating cash flows, scheduled debt service, collateral requirements associated with DeFi borrowings, and potential variability in digital asset prices. Accordingly, management has determined that there is no substantial doubt about the Company’s ability to continue as a going concern.

Note 15 – Related Party Transactions

Related parties include the Company’s executive officers, directors, and entities in which such persons have a beneficial interest.

In May and July 2025, the Company’s Chairman and Chief Executive Officer and a trust for which he is a beneficiary participated as investors in the Company’s 5% Original Issue Discount Senior Secured Convertible Notes for an aggregate investment of $343,000. The participation by the Chairman and Chief Executive Officer and the related trust was approved by an independent committee of the Board.

As of September 30, 2026, these related parties continue to hold a portion of the outstanding convertible notes, and the Company continues to incur interest expense and has repayment obligations associated with these instruments in accordance with their terms. See Note 10 – Debt for additional information regarding the terms of the convertible notes and related warrants.

Except as described above, the Company did not have any other material related party transactions during the nine months ended September 30, 2026.

Note 16 – Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued. Based upon this evaluation, other than as described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Share Repurchases

During the period from October 1, 2026 to November 9, 2026, the Company repurchased and retired 158,220 shares of its common stock for an average purchase price of $0.87.

As of November 9, 2026, approximately $45,863,000 remained available for repurchases under the authorization.

Series V Preferred Stock Tender Offer

On October 13, 2026, the holders of the Notes consented to the Company’s purchase of shares of its Series V Preferred Stock in the tender offer described below, which would otherwise have been restricted by the covenants in the Securities Purchase Agreements governing the Notes. In consideration for the consents, the Company agreed to amend the Securities Purchase Agreement for the July Notes, and to add a corresponding covenant to the Securities Purchase Agreement for the May Notes, to extend the restriction on amending the Series V Preferred Stock to provide for conversion into Common Stock until none of the May Notes or July Notes remain outstanding. Before the amendment, the restriction applied only under the July Notes and ran until January 21, 2027. The consenting holders included the Company’s Chairman and Chief Executive Officer and a trust for which he is a beneficiary. No consideration was paid to any noteholder for its consent other than the extended restriction, which applies to all noteholders equally.

On October 26, 2026, the Company commenced a tender offer to purchase for cash shares of its Series V Preferred Stock having an aggregate purchase price of up to $500,000, at a price per share of not less than $0.04 nor more than $1.00, through a procedure commonly referred to as a “modified Dutch auction” (the “Offer”). Promptly after the Offer expires, the Company will select the lowest single price within that range that will allow it to purchase shares having an aggregate purchase price of up to $500,000, or all shares validly tendered if fewer, and will pay that price for all shares purchased. If shares having an aggregate purchase price of more than $500,000 are tendered at or below that price, the Company will purchase shares on a pro rata basis. The Company may purchase up to an additional 2% of the outstanding Series V Preferred Stock without extending the Offer. The Offer is scheduled to expire at 5:00 p.m., New York City time, on December 15, 2026, unless extended or earlier terminated, and is not conditioned on any minimum number of shares being tendered or on financing. As of November 11, 2026, 15,671,405 shares of Series V Preferred Stock were outstanding, of which 4,476,506 shares were held by the Company’s directors and executive officers, who have advised the Company that they will not tender any shares in the Offer. The Company expects to fund the Offer from cash and stablecoins on hand, proceeds from the sale of digital assets, proceeds from sales of Common Stock under the ATM Agreement, or a combination of these sources. The terms and conditions of the Offer are set forth in the Company’s Tender Offer Statement on Schedule TO filed with the SEC on October 26, 2026, as it may be amended.

The Offer remained open as of the date these financial statements were issued, no shares had been purchased, and no amounts related to the Offer have been recognized in the accompanying financial statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed in the Risk Factors section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. When we refer to the “2026 Quarter” and the “2025 Quarter” we are referring to the three months ended September 30, 2026 and September 30, 2025, respectively. When we refer to the “2026 Period” and the “2025 Period” we are referring to the nine months ended September 30, 2026 and September 30, 2025, respectively.

Company Overview

Executive Overview

BTCS Inc. is a blockchain technology company focused on revenue generation through decentralized finance (“DeFi”) and blockchain infrastructure activities, primarily on the Ethereum network. The Company’s DeFi operations, conducted through Imperium, became the Company’s primary revenue driver during 2026, while its blockchain infrastructure operations provide a complementary, recurring revenue base. The Company continues to execute a strategic shift toward Ethereum-native operations designed to generate scalable recurring revenue and drive sustainable growth and long-term shareholder value.

The Company’s business model is centered on deploying capital directly into core components of the Ethereum ecosystem, led by DeFi asset deployment as a liquidity provider through Imperium and complemented by validator node operations as a validator (“Validator”) and block-building activities as a block builder (“Builder”). While BTCS holds significant Ethereum (“ETH”) assets, they are primarily maintained as operating assets that support the Company’s revenue-generating activities, including deployment into liquidity pools, lending protocols, and other DeFi arrangements, as well as its blockchain infrastructure participation.

Decentralized Finance Operations through Imperium

BTCS conducts its DeFi activities through its Imperium operating segment, which became the Company’s primary revenue driver and largest source of revenue during 2026, accounting for approximately 86% of total revenues for the 2026 Quarter and approximately 69% of total revenues for the 2026 Period. Imperium deploys digital assets into decentralized protocols as a liquidity provider and market participant, allocating assets across DeFi protocols that facilitate liquidity pool participation, decentralized lending, and borrowing.

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

During 2025, the Company’s DeFi activities were primarily focused on decentralized lending and borrowing arrangements. In 2026, the Company significantly expanded these activities to emphasize liquidity pool participation, which drove substantial growth in the Company’s DeFi revenues and further diversified its capital deployment strategies. During the 2026 Period, Imperium also began deploying liquidity across additional Ethereum-compatible networks, including Base and Robinhood Chain, broadening the markets in which it provides liquidity. This expansion, and the increased significance of the DeFi business to the Company’s operations, caused the composition of the Company’s reportable segments to change from one to two during 2026. See Note 8 – Segment Reporting.

When the Company provides liquidity to an automated market maker, it deposits a pair of digital assets into a pool and earns a share of the trading fees generated by swaps executed against that pool, in proportion to its share of the pool’s liquidity. As the relative prices of the paired assets change, the pool rebalances its composition, which can cause the value of the Company’s position upon withdrawal to be less than the value of simply holding the original assets — an effect commonly referred to as impermanent loss (or divergence loss). Accumulated trading fees may offset impermanent loss in whole or in part, but there is no assurance that fees earned will exceed any such loss. These dynamics may result in realized losses upon the exit of liquidity pool positions and non-cash impairment of those positions, as further described under “Results of Operations.”

These activities are closely integrated with the Company’s digital asset holdings, particularly ETH, which is deployed as collateral and liquidity to support revenue generation.

Management believes that DeFi activities represent the core and expanding focus of the Company’s operations and provide opportunities to enhance capital flexibility. BTCS plans to continue expanding asset deployments into DeFi protocols and pursue additional integrations to broaden its on-chain activities, subject to market conditions, available capital, regulatory developments, and risk management considerations.

Blockchain Infrastructure Operations

The Company’s blockchain infrastructure operations consist primarily of validator node operations (NodeOps) and block building (Builder+), which together provide a recurring, ETH-denominated revenue base that complements the Company’s DeFi operations. Validator operations earn protocol-defined staking rewards and execution-layer transaction fees, while Builder+ earns fees from constructing and submitting optimized transaction blocks that are successfully proposed on-chain.

Builder+ participates in Ethereum’s transaction execution ecosystem by constructing and submitting optimized transaction blocks. The Company continues to operate Builder+ by maintaining private order flow integrations and infrastructure efficiency across Ethereum blockspace markets.

Management believes that the Company’s blockchain infrastructure operations provide a scalable, technology-driven revenue base that leverages the Company’s protocol-level expertise and supports its broader Ethereum-native strategy, including its DeFi operations.

Capital Strategy

A central element of BTCS’s operating model is its integrated capital strategy, which combines decentralized finance mechanisms with traditional capital markets activities. This framework includes the use of tools such as at-the-market equity (“ATM”) offerings, structured convertible notes, and ETH-backed DeFi borrowing to fund operations, deploy digital assets into its DeFi and blockchain infrastructure activities, and support its broader operating strategy.

DeFi borrowing arrangements, which are typically overcollateralized, enable the Company to access liquidity by pledging digital assets as collateral while maintaining exposure to the underlying digital assets. Borrowed funds, generally denominated in stablecoins, may be used to support operations, manage liquidity, or redeploy capital into DeFi and blockchain infrastructure activities, including decentralized lending and liquidity pool participation.

This approach allows the Company to actively manage its capital structure and allocate resources across its operating activities based on market conditions, expected returns, and liquidity requirements. The Company continuously evaluates these strategies to balance capital deployment, liquidity, and risk management considerations. Over time, the Company seeks to deploy capital raised through these activities into revenue-generating DeFi and blockchain infrastructure operations and to reinvest returns generated from those activities to grow its digital asset base, subject to market conditions, available capital, regulatory developments, and risk management considerations.

Outlook

BTCS entered 2026 with a strategic focus on decentralized finance activities under Imperium. Management expects continued expansion of Imperium to drive scalable revenue generation and gross profit growth, while ongoing development of blockchain infrastructure operations around Builder+ is expected to support the Company’s broader strategy.

The Company’s performance will depend on a range of factors, including utilization of DeFi protocols and liquidity conditions within those protocols, activity levels on the Ethereum network, and transaction flow within block-building markets. BTCS expects to continue allocating assets dynamically across its DeFi strategies through Imperium, and validator operations, based on market conditions, liquidity needs, and operational considerations.

The following sections of Management’s Discussion and Analysis provide additional detail regarding the Company’s digital asset and treasury management practices, known trends and uncertainties, results of operations, and liquidity and capital resources.

Use of Digital Assets in our Operations

Digital Asset Holdings Overview

As part of its operating model, the Company holds and deploys digital assets across its decentralized finance (DeFi) and blockchain infrastructure activities. These digital assets are reflected in the Company’s financial statements in different line items based on their nature and accounting treatment, including digital assets measured at fair value and intangible digital assets associated with liquidity pool positions.

The following table presents a summary of the Company’s digital asset token holdings as of September 30, 2026, including (i) digital assets held directly and measured at fair value, (ii) digital assets underlying liquidity pool positions, and (iii) stablecoins held. This table is intended to provide a consolidated view of the Company’s digital asset exposure and is supplemental to the disclosures included in the accompanying financial statements. Token quantities are presented to illustrate the Company’s exposure to underlying digital assets across its operations.

	As of September 30, 2026
Asset	Digital Assets Held at Fair Value (Tokens)	Digital Assets Underlying Liquidity Pool Positions (Tokens)	Stablecoins Held (Tokens)	Total Digital Asset Holdings (Tokens)
Ethereum (ETH)	49,571	10,285	-	59,856
BNB Chain (BNB)	-	-	-	-
Rocket Pool (RPL)	-	-	-	-
USD Coin (USDC)	-	8,374,979	838,456	9,213,435
Tether (USDT)	-	5,952,312	14,698	5,967,010
Aave GHO (GHO)	-	-	6,423	6,423
Total Carrying Value	$133,053,271	$40,947,203	$859,577	$174,860,051
Total Fair Value	$133,053,271	$41,933,322	$859,577	$175,846,170

(1)	Carrying value for liquidity pool positions reflects cost less impairment, while fair value represents the estimated market value of the underlying assets.

Amounts presented for digital assets and stablecoins reflect token units held as of September 30, 2026. Total carrying value and total fair value are presented in U.S. dollars.

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

The Company’s digital asset holdings may fluctuate based on market prices, capital deployment decisions, and participation in DeFi and blockchain infrastructure activities.

Capital Allocation and Treasury Strategy

ETH held by the Company is actively deployed across its business lines, including DeFi activities conducted through the Imperium operating segment, validator node operations, and block building. Management evaluates how digital assets are deployed among these activities based on expected revenue, profit margin, growth prospects, liquidity requirements, risk considerations, and prevailing market conditions.

The Company’s treasury management strategy is designed to balance revenue generation, profitability, liquidity, and risk management. BTCS seeks to maintain sufficient liquidity to support ongoing operations while deploying digital assets, including through DeFi lending and liquidity pool participation, to support scalable revenue generation.

The Company does not maintain a fixed allocation policy for digital assets across DeFi, staking, or block-building activities. Instead, allocation decisions are made dynamically in response to market conditions, protocol economics, and the Company’s capital requirements.

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

The Company’s digital asset and treasury management activities expose it to risks including digital asset price volatility, protocol changes, smart contract vulnerabilities, impermanent loss on liquidity pool positions, and liquidity constraints, including collateral liquidation risk in overcollateralized borrowing arrangements. Management seeks to mitigate these risks through diversification of deployments, active monitoring of protocol performance, conservative leverage practices, and disciplined capital allocation. These operational and risk considerations are not exhaustive and do not substitute for the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which investors should review for a more complete discussion of the risks affecting the Company.

Management believes that the active deployment of digital assets across DeFi and blockchain infrastructure activities is a core differentiator of the Company’s operating model and expects digital assets to remain central to the Company’s treasury strategy and overall business performance.

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

DeFi participation also exposes the Company to risks such as impermanent loss on liquidity pool positions, smart contract vulnerabilities, governance changes, and liquidity constraints, which may impact returns or result in losses. The occurrence of any such events could have a material adverse effect on the Company’s financial condition and results of operations.

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table reflects our operating results for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,		Change	Change
	2026	2025	$	%

Revenues
Blockchain infrastructure revenues	$587,025	$4,215,224	$(3,628,199)	(86)%
DeFi revenues	3,505,656	723,279	2,782,377	385%
Total revenues	4,092,681	4,938,503	(845,822)	(17)%
Cost of revenues
Blockchain infrastructure costs	571,388	3,843,634	(3,272,246)	(85)
DeFi costs	20,850	6,916	13,934	201%
Total cost of revenues	592,238	3,850,550	(3,258,312)	(85)%
Gross profit	3,500,443	1,087,953	2,412,490	222%
Operating expenses:
Professional fees	140,176	887,200	(747,024)	(84)%
General and administrative	226,522	610,568	(384,046)	(63)%
Research and development	86,156	145,592	(59,436)	(41)%
Compensation and related expenses	2,820,513	763,804	2,056,709	269%
Marketing	190,193	256,165	(65,972)	(26)%
Impairment loss on intangible digital assets	5,710,662	-	5,710,662	100%
Realized (gains) losses on digital asset transactions	(3,576,215)	4,407,773	(7,983,988)	(181)%
Unrealized gain on digital assets	(58,345,378)	(73,724,881)	15,379,503	(21)%
Loss on extinguishment of debt	-	8,731	(8,731)	(100)%
Total operating expenses	(52,747,371)	(66,645,048)	13,897,677	(21)%
Other income (expenses):
Interest expense	(1,715,043)	(1,496,529)	(218,514)	15%
Change in fair value of warrant liabilities	-	(647,663)	647,663	(100)%
Total other income (expenses)	(1,715,043)	(2,144,192)	429,149	(20)%
Net income (loss)	$54,532,771	$65,588,809	$(11,056,038)	(17)%

The following table reflects our operating results for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,		Change	Change
	2026	2025	$	%

Revenues
Blockchain infrastructure revenues	$2,667,025	$8,676,357	$(6,009,332)	(69)%
DeFi revenues	6,019,472	726,843	5,292,629	728%
Total revenues	8,686,497	9,403,200	(716,703)	(8)%
Cost of revenues
Blockchain infrastructure costs	2,638,576	8,265,426	$(5,626,850)	(68)
DeFi costs	39,000	6,916	32,084	464%
Total cost of revenues	2,677,576	8,272,342	(5,594,766)	(68)%
Gross profit	6,008,921	1,130,858	4,878,063	431%
Operating expenses:
Professional fees	818,115	1,461,026	$(642,911)	(44)%
General and administrative	799,399	1,254,770	$(455,371)	(36)
Research and development	248,655	548,386	$(299,731)	(55)
Compensation and related expenses	8,007,276	2,245,406	$5,761,870	257%
Marketing	275,804	524,198	$(248,394)	(47)%
Impairment loss on intangible digital assets	11,162,156	-	$11,162,156	100%
Realized (gains) losses on digital asset transactions	30,608,647	8,567,681	$22,040,966	257%
Unrealized gain on digital assets	(1,240,388)	(67,987,220)	$66,746,832	(98)%
Loss on extinguishment of debt	-	8,731	(8,731)	(100)
Total operating expenses	50,679,664	(53,377,022)	$104,056,686	(195)%
Other income (expenses):
Interest expense	(4,864,035)	(1,718,423)	(3,145,612)	183%
Change in fair value of warrant liabilities	-	(587,813)	587,813	(100)%
Total other income (expenses)	(4,864,035)	(2,306,236)	$(2,557,799)	111
Net income (loss)	$(49,534,778)	$52,201,644	$(101,736,422)	(195)%

Revenues

Total revenues for the 2026 Quarter decreased compared to the 2025 Quarter, primarily due to the decrease of Blockchain infrastructure revenues partially offset by an increase in DeFi activities generated through the Company’s Imperium operations. Blockchain infrastructure revenues decreased compared to the 2025 Quarter and 2025 Period, primarily due to variability in block-building activity and execution-layer rewards, which are influenced by transaction flow, validator participation, and network conditions. Staking rewards under NodeOps also decreased, primarily reflecting the redeployment of digital assets from staking to DeFi activities during the 2026 Quarter. DeFi revenues accounted for approximately 86% of total revenues for the 2026 Quarter and reflect the Company’s expanded participation in decentralized finance activities, including decentralized lending (approximately 9% of revenues) and liquidity pool strategies (approximately 77% of revenues), which were not present in the 2025 Quarter. Total revenues for the 2026 Period decreased compared to the 2025 Period, as growth in Imperium operations only partially offset a decline in blockchain infrastructure revenues. DeFi revenues accounted for approximately 69% of total revenues for the 2026 Period and reflect the Company’s expanded participation in decentralized finance activities, including decentralized lending (approximately 17% of revenues) and liquidity pool strategies (approximately 52% of revenues), which were not present in the 2025 Period. 2025 P

Revenues may fluctuate period over period due to changes in digital asset prices, network activity, and protocol utilization, as revenue is measured based on the fair value of digital assets received at the time earned.

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

Gross margins improved compared to the prior quarter and prior period due to the increased contribution of DeFi revenues, which carry minimal direct costs, relative to blockchain infrastructure revenues, which are reduced by the Validator Payments required to secure block inclusion. As higher-margin DeFi activities through Imperium increased as a proportion of total revenues and lower-margin blockchain infrastructure revenues declined, the Company’s overall gross margin expanded correspondingly. Gross margins may fluctuate in future periods based on validator economics, execution-layer reward dynamics related to block-building activities, and changes in DeFi activity levels.

Operating Expenses

Professional fees

Professional fees decreased for the 2026 Quarter and the 2026 Period compared to the 2025 Quarter and 2025 Period. This was primarily due to lower accounting fees, as the 2025 Quarter and 2025 Period included the predecessor audit firm’s billings for registration statement and ATM-related work and, for the 2026 Period, the prior year annual audit. These decreases were partially offset by fees from the Company’s new audit firm. Legal fees also decreased in both periods, reflecting lower ATM-related filing activity and fewer billings above the monthly retainer. Investor relations costs were also lower in both the 2026 Quarter and the 2026 Period, as the prior year periods included non-recurring campaign and vendor costs.

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

Compensation and Related Expenses

Compensation and related expenses for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter and 2025 Period, primarily due to equity-based compensation expense related to amortization of unvested employee stock options and restricted stock units issued during 2026, along with higher performance-based compensation accruals recorded during the 2026 Quarter. The Company continues to utilize equity-based compensation as a key component of its total rewards strategy to align employee incentives with long-term shareholder value. Total compensation costs may fluctuate based on headcount changes, the timing of performance-based accruals, and the issuance or forfeiture of equity awards.

Marketing Costs

Marketing expenses for the 2026 Quarter and 2026 Period decreased compared to the 2025 Quarter and 2025 Period, primarily reflecting an decrease in marketing and promotional activities during the period.

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

Realized Gains and Losses on Digital Assets Transactions

The Company recognized a net realized gain on digital assets transactions for the 2026 Quarter, compared to a net realized loss for the 2025 Quarter, primarily due to gains on the exit of liquidity pool positions. Realized losses for the 2026 Period increased compared to the 2025 Period, primarily due to (i) sales of ETH to manage collateral levels and repay borrowings under DeFi arrangements and (ii) the derecognition of ETH upon deposit into liquidity pool positions.

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

Unrealized Gains and Losses on Digital Assets

The Company recognized unrealized gains on the fair value of its digital asset holdings for the 2026 Quarter and 2026 Period, which decreased compared to the 2025 Quarter and 2025 Period. The decrease was primarily driven by smaller increases in the market prices of Ethereum and other digital assets held and deployed in the Company’s operations during the 2026 Quarter and 2026 Period, compared to the more significant appreciation experienced during the 2025 Quarter and 2025 Period, reflecting the inherent volatility of digital asset markets. These fair value adjustments are non-cash in nature but may continue to materially affect the reported fair value of digital assets and impact reported operating results due to the volatility of digital asset markets in future periods.

Overall Operating Expense Trend

For the 2026 Quarter and 2025 Quarter, total operating expenses were a net benefit, as unrealized gains on digital assets exceeded the Company’s other operating expenses in each quarter. The smaller net benefit in the 2026 Quarter was primarily driven by lower unrealized gains on digital assets, impairment losses on intangible digital assets, and higher compensation expense, partially offset by a net realized gain on digital assets, compared to a net realized loss in the 2025 Quarter. For the 2026 Period, total operating expenses were a net expense, compared to a net benefit for the 2025 Period, with the change primarily driven by significantly lower unrealized gains on digital assets, higher realized losses on digital assets, impairment losses on intangible digital assets, and higher compensation expense.

Operating expenses may fluctuate significantly from period to period due to changes in digital asset prices, non-cash compensation expense, and the level of infrastructure and DeFi activity required to support the Company’s operating strategy.

Other Income (Expenses)

Interest Expense

Interest expense for the 2026 Quarter and 2026 Period increased compared to the 2025 Quarter and 2025 Period. This was primarily due to interest and amortization expense related to the Company’s May 2025 and July 2025 Senior Secured Convertible Notes (the “Notes”), which includes both cash interest and the amortization of debt discount over the term of the Notes. For the 2026 Period, interest accrued on decentralized borrowings through DeFi lending arrangements also increased, reflecting higher average outstanding borrowings. For the 2026 Quarter, interest on DeFi borrowings decreased, reflecting lower average borrowing rates, which partially offset the increase.

Interest expense related to the Notes is expected to remain relatively consistent over their term due to the ongoing amortization of the associated debt discount. Interest expense associated with DeFi borrowings may fluctuate in future periods based on changes in outstanding balances and borrowing activity.

Change in Fair Value of Warrant Liabilities

The Company did not recognize any gain or loss related to the change in the fair value of warrant liabilities during the 2026 Quarter and 2026 Period, as the outstanding warrants expired in March 2026 and are no longer subject to remeasurement. In the 2025 Quarter and 2025 Period, the Company recognized non-cash losses of approximately $648,000 and $588,000, respectively, related to the change in the fair value of warrant liabilities. These amounts were primarily attributable to movements in the Company’s stock price and related volatility. As there are no remaining warrant liabilities, the Company does not expect to recognize further gains or losses related to this item in future periods.

Overall Other Income (Expense) Impact

Total other income (expenses) reflected a net expense for both the 2026 Quarter and 2026 Period and the 2025 Quarter and 2025 Period. The net expense for the 2026 Quarter decreased compared to the 2025 Quarter, while the net expense for the 2026 Period increased compared to the 2025 Period. The net expense for the 2026 Quarter and 2026 Period was primarily driven by interest expense incurred in connection with DeFi borrowings and outstanding convertible notes. In the comparable 2025 Quarter and 2025 Period, total other expense was further impacted by a non-cash loss related to the change in the fair value of warrant liabilities, with no comparable activity in the 2026 Quarter or 2026 Period.

Net Loss

The Company reported net income for the 2026 Quarter, which decreased compared to net income for the 2025 Quarter. The Company reported a net loss for the 2026 Period, compared to net income for the 2025 Period. The decrease in net income for the 2026 Quarter was primarily due to lower unrealized gains on digital assets compared to the 2025 Quarter, impairment losses on liquidity pool positions and higher compensation expense. These were partially offset by a net realized gain on digital assets transactions, primarily from the exit of liquidity pool positions. The net loss for the 2026 Period was primarily driven by significantly lower unrealized gains on digital assets compared to the 2025 Period, as well as realized losses on digital asset transactions, including sales of ETH to manage collateral levels in DeFi borrowing arrangements and the derecognition of ETH upon deposit into liquidity pool positions. Impairment losses on liquidity pool positions also contributed. These items were primarily non-cash in nature, except for realized losses associated with asset sales.

Net income (loss) was also affected by higher compensation expense and, for the 2026 Period, higher interest expense related to DeFi borrowings and convertible notes. These impacts were partially offset by increased revenues from DeFi activities. The Company’s results of operations may continue to fluctuate materially from period to period due to digital asset price volatility, financing activities, and changes in fair value measurements of digital assets.

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

On October 4, 2024, a new Form S-3 registration statement became effective, increasing the total amount of securities that may be offered and sold under the Company’s shelf registration to $250 million. As of November 11, 2026, there was approximately $97.8 million available for sale under this Form S-3 registration statement.

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

From September 14, 2021 through November 11, 2026, the Company sold a total of 33,974,606 shares of common stock under the ATM Agreement for aggregate total gross proceeds of approximately $165.1 million at an average selling price of $4.86 per share, resulting in net proceeds of approximately $160.0 million after deducting commissions and other transaction costs.

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

Since the inception of the repurchase program on September 11, 2025, the Company has repurchased and retired an aggregate of 1,046,897 shares of our common stock for an aggregate purchase price of approximately $4.1 million, consisting of 888,677 shares repurchased for approximately $4.0 million during the year ended December 31, 2025 and 158,220 shares repurchased for approximately $0.1 million from October 1, 2026 through November 9, 2026. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2026. The repurchases were funded from available cash on hand. Because no shares were repurchased during the nine months ended September 30, 2026, no repurchase-related financing cash outflows are reflected in our condensed consolidated statement of cash flows for the period; repurchases made after September 30, 2026 will be presented as financing cash outflows in the period in which they occurred. All repurchased shares were immediately retired and are no longer considered issued or outstanding. As of November 9, 2026, approximately $45.9 million remained available for repurchases under the authorization.

The Company expects that any future repurchases will be subject to our liquidity position, prevailing market conditions, and other capital allocation priorities, including funding of operations and strategic initiatives.

DeFi Borrowing

From January 1, 2025 through November 11, 2026, the Company borrowed an aggregate of approximately $152.4 million in stablecoins, primarily USDT and GHO, through Aave, a DeFi lending protocol, using ETH as collateral, and repaid approximately $89.4 million during the same period. These borrowings included transactions executed in connection with on-chain debt refinancing activities. As of November 9, 2026, the Company had approximately $64.1 million in outstanding DeFi borrowings, inclusive of accrued interest, collateralized by approximately 46,676 ETH with an aggregate fair value of $99.3 million, based on the closing price of $2,127 per ETH on that date. Because these borrowings are overcollateralized, declines in the market price of ETH could require the Company to post additional collateral or repay a portion of the borrowings to maintain required collateralization levels under the Aave protocol. Management monitors the collateral value and associated loan health factors on an ongoing basis and may add collateral or reduce borrowings in response to significant market movements.

Borrowings through Aave accrue interest at variable rates determined by Aave’s on-chain smart contracts, which adjust dynamically based on protocol liquidity and market utilization. ETH collateral posted to Aave simultaneously accrues variable interest at rates that fluctuate based on the same market factors. These rates are determined algorithmically by the protocol based on market conditions and are publicly available through on-chain protocol data. As a result, the Company’s net cost of capital may vary depending on prevailing protocol-level conditions. The Company has no control over these rate adjustments and is subject to the risk of significant rate increases. As of November 9, 2026, the Company had outstanding borrowings denominated in USDT and GHO, with variable borrowing rates on the Aave protocol applicable to those borrowings of approximately 6.54% and 4.5% per annum, respectively.

Borrowings through DeFi protocols are subject to risks not present in traditional financing arrangements, including collateral liquidation risk, protocol governance changes, smart contract vulnerabilities, manipulation risk, market volatility affecting collateral values, and the absence of traditional legal recourse or bankruptcy protections. Management actively monitors collateralization ratios and protocol conditions and may reduce or repay borrowings in response to market movements or changes in risk tolerance. As of November 11, 2026, the Company has not experienced any full or partial liquidation events related to its DeFi borrowings, but remains subject to such risks under adverse market conditions.

The Company uses DeFi borrowings primarily to fund the deployment of capital into revenue-generating liquidity pool positions. Management evaluates the cost of these borrowings against the gross profit generated by the deployed capital and seeks to manage borrowing levels so that the associated interest cost remains modest relative to the operating results those positions generate. Because borrowing rates are variable and returns on deployed capital depend on protocol activity and market conditions, the relationship between borrowing costs and operating results may vary from period to period.

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

Dividends and Capital Distributions

During the 2026 Period, the Company utilized digital asset distributions as part of its capital allocation strategy.

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

As of September 30, 2026, the Company did not have any recorded dividend payables or other obligations related to these distributions. The Company does not currently anticipate declaring regular cash or digital asset dividends, and the declaration of future dividends or other capital distributions, if any, will depend on the Company’s financial condition, results of operations, liquidity position, capital requirements, and other factors considered by the Board.

Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and settlement of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2026, the Company had approximately $0.5 million of cash and cash equivalents and working capital of approximately $95.5 million.

As of November 9, 2026, the Company had approximately $142.6 million of cash, stablecoins, and liquid digital assets (primarily ETH). Because the Company’s liquidity position includes digital assets and DeFi-related balances that are subject to market volatility, protocol-based reward accruals, and borrowing activity, such balances may fluctuate materially over short periods and may differ from balances as of the filing date.

As of November 9, 2026, the Company had total debt obligations of approximately $82.0 million, consisting of approximately $64.1 million of DeFi borrowings on the Aave Protocol and approximately $17.9 million of convertible notes. The Company’s DeFi borrowing balances and related collateral values may fluctuate based on borrowing activity, accrued interest, and changes in digital asset market prices. Of these debt obligations, the $64.1 million of DeFi borrowings on Aave have no fixed maturity date and remain outstanding until repaid or liquidated in accordance with Aave’s protocol terms, and are classified as a current liability on the Company’s balance sheet. The $17.9 million of convertible notes is due within 12 months of the filing date of this report.

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

Certain digital assets may be subject to protocol-defined withdrawal periods, which could limit the Company’s ability to rapidly convert those assets to cash. Market volatility, network congestion, or regulatory developments could further restrict liquidity or adversely affect realized prices.

Cash Flows

Cash Flows from Operating Activities

Cash used in operating activities was approximately $2.6 million for the 2026 Period, compared to approximately $5.8 million for the 2025 Period. During the 2026 Period, changes in operating assets and liabilities provided approximately $4.4 million of cash, primarily reflecting a reduction in stablecoin balances and increases in accrued compensation and accrued interest, which partially offset the cash effect of the Company’s net loss and the significant non-cash adjustments described below. Accrued compensation increased during the 2026 Period notwithstanding the settlement of the Company’s fiscal year 2025 accrued bonus obligation, because that obligation was settled in part through the issuance of common stock rather than in cash. Equity settlements of previously accrued compensation are non-cash transactions and are not reported as operating cash outflows. See Note 9 – Stockholders’ Equity (Deficit). Cash and cash equivalents were approximately $0.5 million at September 30, 2026, compared to approximately $1.5 million at the beginning of the period.

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

Significant non-cash adjustments impacting operating cash flows included:

●	Digital asset-denominated revenues of approximately $8.7 million earned from blockchain infrastructure and DeFi activities, which reduced net loss but did not result in operating cash inflows.
●	Blockchain-based payments, including Builder Validator Payments, of approximately $2.6 million paid in native digital assets to third-parties and external validators as part of Builder+ block-building activities.
●	Realized losses on digital asset transactions of approximately $30.6 million, primarily from (i) sales of ETH to manage DeFi borrowing positions and (ii) the derecognition of ETH upon deposit into liquidity pool positions.
●	Unrealized gains from the fair value measurement of digital assets, primarily ETH, of approximately $1.2 million.
●	Impairment losses on intangible digital assets of approximately $11.2 million.
●	Stock-based compensation expense of approximately $4.6 million, primarily reflecting the issuance and ongoing amortization of equity-based awards to employees, including performance-based grants.
●	Amortization of debt discount and issuance costs of approximately $2.7 million related to the outstanding convertible notes.
●	DeFi interest expense of approximately $0.9 million paid in digital assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities was less than $0.1 million during the 2026 Period, consisting of purchases of property and equipment, compared to approximately $140.5 million in the 2025 Period, which primarily consisted of approximately $143.4 million of purchases of productive digital assets, partially offset by approximately $3.2 million of proceeds from the sale of productive digital assets. The Company’s cash investing activity during the 2026 Period was limited because deployments of digital assets into liquidity pool positions, withdrawals of digital assets from liquidity pool positions, related swaps between ETH and stablecoins undertaken to facilitate such liquidity pool activity, and the disposition of digital assets in exchange for stablecoins were settled in digital assets rather than cash and, accordingly, are excluded from investing activities on the face of the statement of cash flows and are presented within the supplemental disclosure of noncash investing and financing activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $1.5 million during the 2026 Period, consisting of net proceeds from the Company’s at-the-market offering, compared to approximately $148.9 million in the 2025 Period. During the 2026 Period, the Company received approximately $28.0 million of DeFi borrowing proceeds in stablecoins, settled approximately $26.5 million of DeFi borrowing principal through digital assets and stablecoins, and settled the Loyalty Payment described in Note 12 – Dividends and Capital Distributions through a non-cash distribution of approximately $0.7 million in ETH to eligible common stockholders. Because these transactions did not involve cash or cash equivalents, they are excluded from financing activities on the face of the statement of cash flows and are presented within the supplemental disclosure of noncash investing and financing activities.

Cash financing activities during the 2025 Period primarily consisted of approximately $135.2 million of net proceeds from the Company’s at-the-market offering and approximately $16.8 million of net proceeds from the issuance of convertible notes, partially offset by approximately $3.0 million of payments for shares repurchased and approximately $0.1 million of debt issuance costs.

We anticipate future financing activity may include additional DeFi borrowings and capital raised through the ATM program or through other financing instruments, as we continue to scale blockchain infrastructure and DeFi operations, enhance liquidity, and support ongoing capital deployment.

Off Balance Sheet Transactions

As of September 30, 2026, there were no off-balance sheet arrangements, and we were not a party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026. However, the application of these policies continues to involve significant judgment, particularly with respect to (i) the fair value measurement of digital assets, (ii) the classification and liquidity of digital assets deployed in staking and DeFi arrangements, (iii) revenue recognition from blockchain infrastructure and DeFi activities, (iv) the evaluation of risks associated with collateralized borrowing arrangements, and (v) the impairment of intangible digital assets, including digital assets underlying liquidity pool positions, and the measurement of realized gains and losses recognized on the deposit into and withdrawal from those positions. The impairment of liquidity pool positions involves significant judgment, as their carrying value is assessed for impairment by reference to fair value, and adverse changes in the fair value of the underlying digital assets may result in material non-cash impairment charges.

Given the inherent volatility of digital asset markets and the evolving nature of blockchain-based activities, actual results could differ materially from our estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 – Summary of Significant Accounting Policies to the unaudited condensed financial statements for a discussion of recent accounting standards and pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding our liquidity and capital resources, including the sufficiency of our cash, stablecoins and digital assets to fund our operations and meet our obligations for at least the next 12 months; our ability to repay, refinance or convert our outstanding convertible notes maturing in 2027; our DeFi borrowing activities, including future borrowings, repayments, refinancings and the maintenance of collateralization levels; our anticipated financing activities, including sales under our ATM Agreement and other financing instruments; our digital asset and treasury strategy, including the deployment and allocation of ETH and other digital assets; our blockchain infrastructure operations (NodeOps and Builder+); our DeFi activities (Imperium), including the expansion of asset deployments, liquidity pool participation, additional protocol integrations and deployments on additional networks such as Base and Robinhood Chain; potential future impairments of liquidity pool positions and other intangible digital assets; future repurchases of our common stock; capital allocation; trends in our revenues, gross margins and operating cash flows; and revenue and gross, profit expectations. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: the rewards and costs associated with staking or validating transactions on blockchains and successfully building blocks on Ethereum’s blockchain; regulatory issues related to our business model, including potential classification of digital assets as securities and changing regulatory frameworks; significant volatility in the market prices of digital assets, particularly Ethereum, which serves as both a core operating asset and collateral for our borrowings and which can experience rapid and substantial price fluctuations; failure to maintain required collateralization levels under DeFi borrowing arrangements, which could result in automatic liquidation of assets; increases in the variable interest rates applicable to our DeFi borrowings, which are determined algorithmically by the applicable protocol and are outside our control; the loss of a stablecoin’s peg to the U.S. dollar, which could increase the cost of settling our stablecoin-denominated borrowings or reduce the value of stablecoins we hold; risks associated with liquidity pool participation, including impermanent loss, declines in the value of underlying digital assets, reduced pool liquidity or utilization and further impairment of our liquidity pool positions; risks associated with deploying digital assets on additional networks which may be less established or subject to different technical and regulatory risks; protocol-defined unstaking or withdrawal periods, network congestion or protocol upgrades that could limit our ability to convert digital assets to cash when needed; our ability to repay, refinance or convert our convertible notes at or before maturity in 2027; our ability to raise additional capital through our ATM Agreement or otherwise on acceptable terms, or at all, and the dilution to our stockholders that may result from any equity financing; competition in blockchain infrastructure markets, including from other validators, block builders, and DeFi platforms, which may reduce our revenues, market share, or access to transaction flow; risks related to the loss, theft, or compromise of private withdrawal keys, digital wallets, or infrastructure systems, which could result in the complete and unrecoverable loss of digital assets; risks associated with DeFi lending protocols, including smart contract vulnerabilities, coding errors, protocol exploits, oracle manipulation, lack of traditional regulatory protections, and the absence of recourse in the event of loss; collateral liquidation risk in DeFi borrowing arrangements, including the potential for automatic liquidation by protocol smart contracts without prior notice if our health factor or collateralization ratio falls below protocol-defined thresholds; cybersecurity risks, including potential breaches, hacking incidents, or system failures affecting our operations or the protocols in which we participate; our ability to maintain effective internal control over financial reporting, including the effectiveness of the measures taken to remediate the previously identified material weakness; our ability to attract and retain key personnel; our ability to maintain the listing of our common stock on The Nasdaq Capital Market and other risks and uncertainties described in our filings with the SEC, including our Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable law. You should not place undue reliance on forward-looking statements, which reflect our management’s views only as of the date of this report.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by §229.10(f) of Regulation S-K and are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, management identified a material weakness in the design and operation of controls over the preparation and review of the Company’s statements of cash flows. Specifically, the Company’s statement-of-cash-flows worksheet did not adequately distinguish between cash and noncash investing and financing activities, and the related financial statement review controls were not designed or operating at a level of precision sufficient to verify that material investing and financing transactions involved cash or cash equivalents before inclusion on the face of the statement of cash flows.

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

Remediation of the Material Weakness

During the quarter ended September 30, 2026, management completed the implementation of its remediation plan designed to address the previously identified material weakness. The remediation measures included:

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

In implementing the remediation plan, management established two quarterly review controls. The first control addresses the completeness of digital-asset and DeFi transaction activity considered in preparing the statement of cash flows, including the gross-to-net delineation of purchases and disposals. The second control addresses the documented classification of investing and financing transactions as cash or noncash and the reconciliation of amounts presented on the face of the statement of cash flows to the related supplemental noncash disclosures.

The enhanced controls operated in connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2026. Management completed testing of the design and operating effectiveness of the enhanced controls, including the related evidence of preparation, review and resolution of identified exceptions. Based on the results of this testing, management concluded that the enhanced controls were designed and operating effectively and had operated for a sufficient period of time. Accordingly, management concluded that the previously identified material weakness was remediated as of September 30, 2026.

Changes in Internal Control over Financial Reporting

The remediation measures described above constituted changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 and that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than the remediation-related changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and (iii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The risk factors previously disclosed in such reports constitute important cautionary statements and qualifications with respect to the forward-looking statements and other representations contained in this Quarterly Report on Form 10-Q. While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practicable under the circumstances, some level of risk and uncertainty will always be present. The risk factors described in our Form 10-K and our Forms 10-Q for the quarters ended March 31, 2026 and June 30, 2026 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

10b5-1 Plans

On September 14, 2026, Benjamin Hunter, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale of up to 150,000 shares of the Company’s Common Stock, subject to the terms and conditions of the arrangement, including price thresholds and volume limitations, and is scheduled to terminate on the earlier of May 1, 2027 and the date on which all shares under the arrangement have been sold, unless terminated earlier in accordance with its terms.

During the three months ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

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

BTCS Inc.

November 12, 2026	By:	/s/ Charles Allen
Charles Allen
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

